Form 10QSB
period 1995-07-31
IMMUNOTHERAPEUTICS INC
filed 1995-08-30
CIK 812796

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     July 31, 1995

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

                        Yes  X  No

At August 21, 1995, 5,901,675 shares of the registrant's common stock (par value, $.001 per share) were outstanding.


 PART I - FINANCIAL INFORMATION


                   IMMUNOTHERAPEUTICS, INC.
              (A DEVELOPMENT STAGE ENTERPRISE)
                      BALANCE SHEET
                      (UNAUDITED)


                                                  July 31,
                                                    1995
ASSETS
Current assets:
   Cash and cash equivalents                     $ 1,658,211
   Prepaid expenses                                   40,072

       TOTAL CURRENT ASSETS                      $ 1,698,283

   Office and lab equipment, Net of
    Accumulated Depreciation of $ 383,909.           124,096

   Leasehold improvements, Net of
    Accumulated Amortization of $ 204,261.           150,409

   Patent issuance costs, Net of Accumulated
    Amortization of $4,586.                          154,747

       TOTAL ASSETS                              $ 2,127,535
<F/N>
See accompanying condensed notes to financial statements

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $    21,636

       TOTAL CURRENT LIABILITIES                 $    21,636

STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value.
    Authorized 500,000 shares;
    none issued and outstanding                          --
   Common stock, $0.001 par value.
    Authorized 50,000,000 shares;
    issued 5,901,675, outstanding 5,901,675            5,902
   Additional paid-in capital                     10,068,747
  (Deficit) accumulated during the development
    stage                                         (7,666,500)
   Total                                         $ 2,408,149
   Less:  Deferred compensation                       (2,250)
   Treasury Stock, at cost, 629,627 shares          (300,000)

TOTAL STOCKHOLDERS' EQUITY                         2,105,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,127,535
<F/N>
See accompanying condensed notes to financial statements

                   IMMUNOTHERAPEUTICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                                                     Cumulative from
                                                     February 15, 1985
                      Three Months Ended July 31,    (date of inception)
                          1995         1994          to July 31, 1995

SBIR contract revenue    $            $                     $     100,000
Operating expenses:
 SBIR contract
 research and
 development             $       --   $        --           $      86,168
Proprietary research
 and development            180,467   $   235,335               6,056,844
Rent Expense                  6,562         7,594                 332,681
General and
 administrative expenses    158,314        79,401               1,998,350

Total operating expenses $  345,343   $   322,350            $  8,474,043

  (Loss) from operations   (345,343)     (322,350)             (8,374,043)

  Other income                   --            --                   1,512
  Interest income            21,603        23,213                 746,669
  Interest expense               --            --                 (40,638)
  Net loss              $  (323,740)  $  (299,137)           $ (7,666,500)

  Net loss per share    $     (0.05)  $     (0.05)
  Weighted average
   common shares
   outstanding             5,901,675     5,901,675

<F/N>
See accompanying condensed notes to financial statements

                   IMMUNOTHERAPEUTICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                                                    Cumulative from
                                                    February 15, 1985
                        Six Months Ended July 31,   (date of inception)
                          1995              1994    to July 31, 1995

SBIR contract revenue    $            $                     $     100,000
Operating expenses:
 SBIR contract
 research and
 development             $       --   $        --           $      86,168
Proprietary research
 and development            411,549   $   510,175               6,056,844
Rent Expense                 16,406        15,562                 332,681
General and
 administrative expenses    215,168       131,654               1,998,350

Total operating expenses $  643,123   $   657,391            $  8,474,043

  (Loss) from operations   (643,123)     (657,391)             (8,374,043)

  Other income                   --           130                   1,512
  Interest income            45,441       47,333                 746,669
  Interest expense               --            --                 (40,638)
  Net loss              $  (597,682)  $  (609,928)           $ (7,666,500)

  Net loss per share    $     (0.10)  $     (0.10)
  Weighted average
   common shares
   outstanding             5,901,675     5,901,675

<F/N>
See accompanying condensed notes to financial statements

                   IMMUNOTHERAPEUTICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                       Cumulative from
                                    Six months         February 15, 1985
                                    ended July 31,     (date of inception)
                                 1995        1994      to July 31, 1995

OPERATING ACTIVITIES:
 Net (loss)                   $ (597,682) $ (609,928)     ($ 7,666,500)
 Adjustments to Reconcile
  Net (Loss) to Cash Provided
  by Operating Activities:
  Depreciation and
  Amortization                     96,934       93,717         655,124
 Amortization of Discounted
  Note Receivable                      --           --              --
 Amortization of Deferred
  Revenue                              --           --              --
 Amortization of
  Deferred Compensation            11,250       39,000         129,536
 Excess of Fair Market
  Value Over Option
  Price on Non-Qualified
  Options Granted                  (5,474)      (10,386)       279,585

 Gain on Sale of Assets                --          (130)           740
 Write off on Patent
  Issuance Cost                        --            --        101,006

 Changes in Assets and Liabilities:
 (Increase) Decrease in:
  Prepaid Expenses                 13,581       (61,865)       (40,073)

 Increase (Decrease) in:
  Accounts Payable and
  accrued expenses                (62,614)      (81,680)       111,608
 Accrued Salaries                      --            --             --
 Accrued Payroll Taxes                 --        (1,949)            --

Total Adjustments              $   53,677    $  (23,293)  $ (1,246,046)

NET CASH-OPERATING
ACTIVITIES-Forward             $ (544,005)   $ (633,221)  $ (6,420,454)

INVESTING ACTIVITIES:
 Patent Issuance Cost          $  (28,796)   $   (4,584)  $   (260,339)
 Organizational Costs
  Incurred                             --            --           (135)
 Purchase of Leasehold
  Improvements                         --            --       (414,671)
 Deposit on Leasehold
  Improvements                         --            --         (5,000)
 Purchases of Office
  and Lab Equipment                (5,144)       (7,160)      (515,500)
 Proceeds from Assets
  Sold                                 --           130          1,000

NET CASH-INVESTING
ACTIVITIES-Forward             $ (33,940)    $ (11,614)   $ (1,194,645)

<F/N>
See Accompanying Condensed Notes to Financial Statements


                   IMMUNOTHERAPEUTICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF CASH FLOW
                        (UNAUDITED
                                                     Cumulative from
                                Six Months           February 15, 1985
                                Ended July 31,       (date of inception)
                              1995         1994      to July 31, 1995

NET CASH-OPERATING
ACTIVITIES-Forwarded      $ (544,005)   $ (633,221)     $ (6,420,454)

NET CASH-INVESTING
ACTIVITIES-Forwarded      $  (33,940)   $  (11,614)     $ (1,194,645)

FINANCING ACTIVITIES:
Net Proceeds from
 Issuance of Common
 Stock                    $      --      $      --      $  9,594,876
Proceeds from Exercise
 of Options                      --             --                87
Proceeds from Borrowings
 from President                  --             --            41,433
Repayment of Borrowings
 from President                  --             --           (41,433)
Proceeds from Borrowings
 Under Line of Credit            --             --           300,000
Repayment of Borrowings
 Under Line of Credit            --             --          (300,000)
Proceeds from Note
 Payable to Bank                 --             --           150,000
Payments on Note
 Payable to Bank                 --             --          (150,000)
Proceeds from Borrowings
 from Stockholders               --             --            15,867
Repayment of Borrowings
 from Stockholders               --             --           (15,867)
Advances from Parent
 Company                         --             --           135,000
Payments to Parent
 Company                         --             --          (135,000)
Repayment of Long-
 Term Note Receivable            --             --            50,315
Repayment of Note
 Payable Issued in
 Exchange for Legal
 Service                         --             --           (71,968)
Purchase of Treasury Stock $     --       $     --        $ (300,000)

NET CASH-
FINANCING ACTIVITIES       $     --       $     --        $ 9,273,310

NET (DECREASE)
INCREASE IN CASH
AND CASH EQUIVALENTS      $ (577,945)   $ (644,835)       $ 1,658,211

CASH AND CASH
EQUIVALENTS-
BEGINNING OF
PERIODS                   $ 2,236,156   $ 3,698,639       $

CASH AND CASH
EQUIVALENTS-
END OF PERIODS            $ 1,658,211   $ 3,053,804       $ 1,658,211

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
 Cash paid during the
 periods for:
  Interest                $        --   $        --       $    40,648

<F/N>
See accompanying Condensed Notes to Financial Statements

                   IMMUNOTHERAPEUTICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

   The Balance Sheet as of July 31, 1995, the Statements of Operations for the three and six month periods ended July 31, 1994 and 1995; and the cumulative period from February 15, 1985 (date of inception) to July 31, 1995; and the Statements of Cash Flows for the six month periods ended
July 31, 1995 and July 31, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at July 31, 1995 and the results of operations and cash flows for the periods ended July 31, 1995 and July 31, 1994 have been made. All adjustments were of a normally recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

              IMMUNOTHERAPEUTICS, INC.
         (A DEVELOPMENT STAGE ENTERPRISE)


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


Liquidity and Capital Resources

  The Company is a development stage enterprise and expects no significant revenue from the sale of products for the current fiscal year.

  On August 20, 1992, the Company completed a public offering of securities and realized net proceeds of approximately $6,750,000, before deducting expenses related to the offering of approximately $500,000. At January 31, 1995, and July 31, 1995, the Company had cash and cash equivalents of $2,236,156 and $1,658,211, respectively, and working capital of $2,205,557 and $1,676,647, respectively.

  The Company's current level of research and development activities requires the expenditure of approximately $80,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources will be sufficient to support its operations for at least through January 31, 1997. The Company's cash resources will not be sufficient at current levels to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified. There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.

(Cont.)

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

Results of Operations

Six Months Ended July 31, 1995 Compared With six Months Ended July 31, 1994.

  Total operating expenses for the six months ended July 31, 1995 were $643,123 compared to $657,391 in the preceding year representing a decrease of $14,268 or 2%. The decrease resulted from a decrease in the Company's research and development activities and staff offset by increased administrative cost.

  Proprietary research and development expenses decreased by $98,626 to $411,549 in 1995 compared to $510,175 in 1994, due to the decrease in staff and associated research and development activities. Total general and administrative expenses increased by $83,514 or 63% reflecting largely director and officers insurance and corporate development activities.

  Interest income decreased from $47,333 to $45,441, reflecting the decrease in the Company's cash balance.

  The Company's net loss decreased from $609,928 to $597,682 or 2%, reflecting the Company's decrease in operating expenses as noted above.

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

                                        IMMUNOTHERAPEUTICS, INC.




                                    Gerald J. Vosika
                                    President and Director of the Company




                                    James W. Burrow
8/30/95                             Chief Financial Officer