Form 10KSB
period 1996-01-31
IMMUNOTHERAPEUTICS INC
filed 1996-04-30
CIK 812796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

[Mark One]
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 31, 1996

    [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from              to

                         Commission File Number 0-11572

                            Immunotherapeutics, Inc.
                 (Name of small business issuer in its charter)

                  Delaware                                      41-1505029
            (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                   Identification No.)

            3233 15th Street South
            Fargo, North Dakota                                  58104
            (Address of principal executive offices)          (Zip Code)

                  Issuer's telephone number, including area code: 701-232-9575

                  Securities registered under Section 12(b) of the Exchange Act:

 Title of Each Class                 Name of each exchange on which registered
                           None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $.001 per share
                                (Title of class)
                         Common Stock Purchase Warrants
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X              No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year - $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 19, 1995 was $1,316,340. Non-affiliates have been determined on the basis of holdings set forth under
Item 11 of this Annual Report on Form 10-KSB.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 29, 1996 was 7,455,379.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


ITEM 1.  GENERAL BUSINESS.

         Immunotherapeutics, Inc. (the "Company") is a development stage company which was organized to engage in research, development and commercialization of immunopharmaceutical agents for the treatment of cancer through macrophage activation. The Company has developed two principal products, known as ImmTher(R) and Theramide(TM), which are or have been undergoing clinical trials on human patients. ImmTher(R) has been under research and development by the Company since October 1985 and Theramide(TM) has been under development since April 1990. The Company is incorporated under the laws of the State of Delaware. The Company's principal executive office is located at 3233 Fifteenth Street South, Fargo, North Dakota 58104 and its telephone number is (701) 232-9575.


MACROPHAGE ACTIVATION

         The body's own immune response to malignancy involves a complex of multiple mechanisms by which the body is able to recognize and destroy a malignant cell. The recognition of a malignant cell involves the identification of one or more new or unique characteristics on the tumor cell surface. A number of mechanisms exist for the recognition and destruction of the malignant cell.

         One major mechanism of the destruction of tumor cells involves the recognition and destruction of malignant cells by cells found in the blood and tissues. These cells are referred to as monocytes, if found in the blood, or macrophages, if found in tissues. Such cells normally recognize and bind in a reversible and nontoxic manner to a large number of different malignant cells. A monocyte or macrophage under the influence of drugs or lymphokines (substances produced by certain lymphocytes which influence other cells) become more active in the destruction of malignant cells and are referred to as "activated macrophages." Such activated macrophages bind strongly and irreversibly to malignant cells and secrete locally substances which kill the malignant cell.

         A number of drugs and biologicals are capable of activating macrophages. Two very potent biologicals which activate macrophages are types of mycobacterial organisms related to tuberculosis and substances, known as endotoxins or lipopolysaccharides, produced by a number of bacteria. Certain portions of the mycobacteria, specifically the outer cell wall, are potent agents for activating macrophages. A specific portion of the mycobacterial cell wall, known as muramyl dipeptide, has been shown to represent the minimum chemical structure required for macrophage activation. This material has been of limited clinical use however because of its toxicity and short duration of action.

         For efficient macrophage activation, it is helpful to have an agent which is easily incorporated into the macrophage and persists for a prolonged period of time. One approach which has been used is to entrap the agents in oil droplets. More recently the use of liposome vesicals has been shown to be an effective method for delivery of such agents to the macrophage. Liposome vesicles are composed of natural or synthetic lipids which are integral components of the cell membrane surrounding every cell of living organisms. Liposomes are man-made membrane like spheres composed of these lipids which can be engineered to entrap drugs and biologicals within them or between layers of the sphere. Depending on their composition, they can be engineered to improve delivery of immunotherapeutic agents to the monocyte/macrophage.


IMMTHER(R)

         The Company is engaged in research and development into disaccharide peptide based compounds. The compounds, intended for use in immunopharmaceutical agents, activate macrophages and are believed by management to be potentially efficacious in treating cancer. On March 16, 1988, the Company filed an Investigational New Drug Application (IND) with the FDA relating to one proposed product, referred to by the Company as ImmTher(R), and thereafter conducted a Phase I clinical study intended primarily to establish the safety of ImmTher(R) by determining toxicity and dosage levels which study was substantially completed in August 1989. In the Phase I study, twelve patients were treated with the drug at four different dosage levels. On the basis of these studies, the Company has developed protocols for use of the drug in Phase II studies intended to determine the efficacy of the drug. In the Phase I study, although not intended for this purpose, three patients demonstrated improvement.

         The Phase II studies are intended to obtain additional data to determine the efficacy of the drug. Individual Phase II studies are conducted in select groups of patients using the drug at a given dose level and schedule. Each such Phase II study is expected to include up to 30 patients and is undertaken by independent sites and investigators under the Company's supervision. On the basis of its Phase I results and using a weekly dose schedule, the Company recently completed at the

University of Texas M.D. Anderson Cancer Center, a Phase II trial of ImmTher(R) given to previously untreated patients with surgically resected colorectal cancer which has spread to the liver. The Company believes treatment with ImmTher(R) is more beneficial given prior to any chemotherapy which frequently results in a suppression of the immune system.

         The results of the M.D. Anderson Cancer Center phase II trial, while demonstrating laboratory evidence of macrophage activation and arresting the disease for a period of time in three of the thirteen patients, did not provide sufficient evidence of efficacy to proceed to a phase III trial of the drug as a single agent for the treatment of overt disease. During the past year the Company completed a study in eight patients with metastatic colorectal cancer using an intensified twice weekly dosing schedule. Results of that trial demonstrated that the drug could be safely given on a twice weekly dosing schedule. One of eight patients with metastatic colorectal cancer showed clinical stability. These results are consistent with the prior experience of an approximately 20% response rate in patients with metastatic colorectal cancer. Based on data obtained from these trials, the Company believes that ImmTher(R) would be beneficial as part of an adjuvant therapy program for patients with resected colon cancer who have a high probability of recurrence.

         To further develop ImmTher(R) for this indication, the Company is seeking a collaboration with a cooperative clinical group which would have the large number of patients required for a phase III randomized study. Additionally, for such a trial the Company must establish the manufacturing capability required, the appropriate FDA review process for a trial for drug approval and the data management and monitoring capabilities for such a trial. It is likely one or more of these activities may need to be contracted to an outside provider.

         Over the past year, the Company has, based on preliminary data, completed a phase II clinical trial in patients with metastatic malignant melanoma and metastatic prostate cancer. Neither of these trials provided sufficient evidence of efficacy to warrant further investigation.

         The Company's currently available cash resources are not sufficient to fully fund the studies required for FDA approval of ImmTher(R) in any of the diseases currently under study. Accordingly, the Company will require additional capital to complete the drug approval process of ImmTher(R) for any of the currently targeted diseases which by virtue of a successful phase II trial the Company would be able to proceed to a phase III trial for drug approval.

         The Company's procedures for producing its product involve substantial expenditures of both time and money. Several months are required in the manufacturing process. In addition, certain of the materials used in producing the product, including in particular a compound used in the liposome formulation, are currently available only in limited quantities from a single supplier. This limited availability may adversely affect the Company; however, the Company is currently seeking additional suppliers.


THERAMIDE(TM)

         The Company is engaged in research and development activities into a second disaccharide peptide-based compound for macrophage activation in treating cancer named "Theramide(TM)." An IND for this proposed product was filed with the FDA in September 1993 and a Phase I clinical trial was begun in February 1994. Theramide(TM), due to its stability, is a longer acting drug which can be administered without the necessity of a liposome carrier. Based on initial studies by the Company, Theramide(TM) appears to be superior, in comparison to ImmTher(R), for vaccine formulations and for the potential treatment of infectious diseases.

         The Company is currently conducting further exploratory studies of Theramide(TM) in animal models for the potential treatment of infectious diseases and for use in vaccines. The Company's currently available cash resources will not be sufficient to support to any substantial degree the development of Theramide(TM). Based on the results obtained, the Company will need to raise additional capital or enter into cooperative agreements to further the development of Theramide(TM).


GOVERNMENT REGULATIONS

         The manufacture and sale of pharmaceutical and biological products are subject to extensive regulation by the FDA in the United States and by comparable regulatory agencies in certain foreign countries. The FDA has established guidelines and safety standards which are applicable to the preclinical evaluation and clinical investigation of therapeutic products and stringent regulations which govern the manufacture and sale of such products. ImmTher(R) is regulated by the FDA's Center for Biologic Evaluation and Research which exercises regulatory authority over the manufacture, marketing, and distribution of the product. In order to obtain regulatory approval from the FDA, the Company must establish that its product is safe and effective through clinical trials and that the Company or another manufacturer of the product is capable of producing it according to established standards of purity and potency.

         The process of obtaining FDA approval for a new therapeutic product may take several years from the commencement of clinical investigations and often involves the expenditure of substantial resources. The steps typically required before such a product can be produced and marketed for human use include preclinical evaluation in vitro and in animal models and the filing of a Claimed Exemption for an Investigational New Drug ("IND").

         Preclinical studies are conducted in vitro and in animal models in order to gain preliminary information on the safety and efficacy of a drug. The results of such preclinical studies are submitted to the FDA as part of the IND application. After the sponsor files an IND, the sponsor may commence investigating the drug in humans within 30 days unless otherwise notified by the FDA.

         Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         The human clinical testing program for a drug involves three phases. Phase I investigations are conducted on volunteers or, in the case of certain anti-tumor agents, on patients with a malignant disease, to determine the maximum tolerated doses and any side effects of the product. Phase II studies are conducted on patients with the disease or condition to be studied, in order to determine whether the product demonstrates effectiveness against the disease and to determine the most effective doses and schedule of administration. Phase III studies involve controlled investigations on patients who have the disease or condition for the purpose of determining whether the drug is effective in a randomized trial compared to standard treatment. With respect to ImmTher(R), which is regulated by the Center for Biologics Evaluation and Research, data from Phase I, Phase II, and Phase III trials are submitted to the FDA in a Product License Application ("PLA"). The PLA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA's Center for Biologic Evaluation and Research must approve a PLA for a drug before the drug may be marketed in the United States. At the same time as the PLA is submitted, the Company or another manufacturer of the product must apply for an establishment license by demonstrating an ability to produce the product in accordance with established standards of potency and purity and otherwise to comply with applicable good manufacturing practices.

         Theramide(TM) is regulated by the FDA's Center for Drug Evaluation and Research (CDER). Following Phase I, II, and III studies, as noted above, the Company must submit to the FDA CDER a New Drug Application (NDA) containing information related to the chemistry, manufacturing, nonclinical pharmacology and toxicology, human pharmacokinetics and bioavailability, and human clinical data.

         The Company's research and development activities are at an early stage. The Company has completed a Phase I trial of ImmTher(R) involving twelve patients where toxicity was studied. Three patients demonstrated some responsiveness to the drug. The Company has engaged in limited Phase II trials and subsequent to August 1992 conducted a Phase II clinical trial of ImmTher(R). Further Phase II and Phase III trials will be necessary. The Company has initiated Phase I trials of its second proposed product Theramide(TM). The Company will be required to raise additional funds to complete these trials for drug approval. The Company may be required to enter into joint development, licensing or similar collaborative arrangements with one or more large pharmaceutical companies which will assume the costs and responsibility for further clinical testing and obtaining FDA approval for the Company's proposed products. To the extent that the Company is unable to enter into such arrangements, it will not have the resources to complete the regulatory approval process with respect to its proposed product. See Item 6. Management's Discussion and Analysis or Plan of Operations.

         At such time, if ever, that the Company begins marketing its product for commercial sale in the United States, any manufacturing operations which may be established within or outside the United States will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice Regulations. See "Manufacturing and Marketing." The Company may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substance Control Act, Export Control Act and other present and future laws of general application.

PATENTS AND PROPRIETARY RIGHTS

         The Company owns two United States patents and has pending one patent application relating to disaccharide compounds in the United States and foreign countries. There can be no assurance that the claims in the pending patent applications will issue as patents, that any issued patent will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement would be substantial. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the Company's technology or design around the patented aspects of the Company's technology. There is no assurance the Company's proposed technology will not infringe patents or other rights owned by others, licenses to which may not be available to the Company.

         In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance that trade secrets will be established, or that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

         In fiscal 1987, the Company was awarded two Phase I Small Business Innovation and Research (SBIR) contracts. The United States government has the right to use the products developed with such funding for its internal use only. The Company did not develop any final products with this funding.


PRODUCT LIABILITY

         The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by patients and others. The Company has obtained liability insurance with limits of liability of $1,000,000 for each claim and $1,000,000 in the aggregate. There can be no assurance that these coverage limits will be adequate to protect the Company from liability or that it will be able to continue such insurance in effect for premiums acceptable to the Company. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company. Further, certain distributors of pharmaceutical products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede the ability of the Company to distribute any products which the Company may successfully develop, which would have a material adverse effect upon the business and financial condition of the Company. The Company has not determined whether higher liability limits will be required, however it believes it can obtain insurance with higher liability limits if necessary.


MANUFACTURING AND MARKETING

         The Company's activities are directed to the development of products for the treatment of human cancer, including primarily products intended for use with patients with lung cancer, colo-rectal cancer metastatic to the liver, and metastatic breast cancer. In addition, it is the intention of the Company, depending on the efficacy of its proposed products, to evaluate their utility as adjuvant therapy in patients currently free of disease but with a high probability of relapse.

         The Company does not now have and probably will not have in the foreseeable future, the resources to manufacture or directly market on a large commercial scale any products which it may develop. In connection with the Company's research and development activities, it will seek to enter into collaborative arrangements with pharmaceutical companies to assist in funding development costs, including the costs of clinical testing necessary to obtain regulatory approvals. It is expected that these entities will also be responsible for commercial scale manufacturing which must be in compliance with applicable FDA regulations. The Company anticipates that such arrangements may involve the grant by the Company of the exclusive or semi-exclusive right to sell specific products to specified market segments in particular geographic territories in exchange for a royalty, joint venture, future co-marketing or other financial interest. The Company believes that these arrangements will be more effective in promoting and distributing therapeutic products in the United States in view of the Company's limited resources and the extensive marketing networks and large advertising budgets of large pharmaceutical companies. To date, the Company has not entered into any collaborative agreements or distributorship arrangements for any of its proposed products and there can be no assurance that the Company will be able to enter into any such arrangements on favorable terms or at all. The Company may ultimately determine to establish its own manufacturing and/or marketing capability, at least for certain products, in which case it will require substantial additional funds and personnel.

COMPETITION

         The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and, unlike the Company, have significant experience in pre-clinical testing, human clinical trials and other regulatory approval procedures. In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. In addition, these institutions compete with companies such as the Company in recruiting highly qualified scientific personnel. The Company does not have the resources and does not intend to compete with major pharmaceutical companies in the areas of clinical testing, regulatory approvals, manufacturing and marketing. See "Manufacturing and Marketing" and "Government Regulation."


EMPLOYEES

         The Company currently has six full time and two part-time employees. Dr. Vosika serves in both an executive and research capacity. Three full time research and development personnel are currently employed in drug development and quality control. The two part-time employees include an animal caretaker and accountant.




ITEM 2.  FACILITIES

         The Company leases an approximately 7,500 square foot executive office, research, development and production facility. The lease, which commenced on July 1, 1993, provides for an initial annual rental of $31,872 plus the Company's proportionate share of increases in taxes and operating expenses. The lease is for a term of three years expiring June 30, 1996 with an option to renew for up to three additional three year terms with increases in rent of up to 10%. In conjunction with leasing these facilities, the Company expended $410,000 for leasehold improvements and approximately $232,000 for research equipment.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending material legal proceedings to which the Company is a party.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted during the fourth quarter of the fiscal year ended January 31, 1996 to a vote of security holders.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS.

         Quotations for the Company's Common Stock appear in the "pink sheets" published by the National Quotations Bureau, Inc. and on the "Bulletin Board" of the National Association of Securities Dealers, Inc. The following table sets forth the high and low bid and asked quotations as provided by the National Quotation Bureau, Inc., for the Company's Common Stock during the period January 1, 1994 through March 31, 1996. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.

                                      Bid
                                 High      Low

1994
 1st Quarter..................   $5.00    $3.00
 2nd Quarter..................   $3.00    $2.25
 3rd Quarter..................   $2.13    $.062
 4th Quarter..................   $.375    $.062

1995
 1st Quarter..................   $.125    $.062
 2nd Quarter..................   $.094    $.031
 3rd Quarter..................   $.094    $.062
 4th Quarter..................   $.100    $.031

1996
 1st Quarter..................   $.20     $.07


         As of April 25, 1996, the Company had approximately 927 stockholders of record and believes there are in excess of 9,000 beneficial owners.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

(A) PLAN OF OPERATION

         The Company is a development stage enterprise and expects no significant revenue from the sale of products for the current fiscal year.

         On August 20, 1992, the Company completed a public offering of securities and realized net proceeds of approximately $6,750,000, before deducting expenses related to the offering of approximately $500,000. At January 31, 1996, the Company had cash and cash equivalents of $1,022,120 and it had working capital of $1,008,943. At January 31, 1995 the Company had cash and cash equivalents of $2,236,156 and working capital of $2,205,557.

         In November 1995, the Company purchased from Primedex Health Systems, Inc., 1,150,001 shares of its Common Stock at a price of $.125 per share, or an aggregate of $143,750.

         On March 1, 1996, the Company agreed to sell 5,000,000 shares of its Common Stock for a price of $.065 per share, or an aggregate of $325,000. The purchaser has the right to designate one person to the Company's Board of Directors. The proceeds from the sale of the shares are intended to be used for general corporate purposes.

         The Company's current level of research and development activities requires the expenditure of approximately $120,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's proposed products. Management of the Company believes that its current cash resources will be sufficient to support its operations for at least through July, 1997. The Company's cash resources will not be sufficient to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified. There can be no assurance that the Company will be able to enter into the collaborative arrangements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.




ITEM 7.  FINANCIAL STATEMENTS.

         Pursuant to Rule 12b-23, the financial statements set forth on pages F-1 et seq attached hereto are incorporated hereunder by reference.




ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         Since February 1, 1994, there has been no change in the Company's independent public accountants and therefore no response to this Item is required.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The executive officers and Directors of the Company, their ages and positions are as follows:

       Name                Age             Position

Gerald J. Vosika, M.D.     52       Chairman of the Board,
                                    President, Scientific Director
                                    and Director of the Company

Carl Gilbert, Ph.D.        43       Director of the Company

William McManus            40       Director of the Company


         All of the Company's Directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors of the Company do not receive any compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings.

         DR. VOSIKA has been Scientific Director and a Director of the Company, which he founded, since its inception in February 1985. He was President of the Company from inception until August 1990 when he was elected Chairman of the Board. He has been a practicing physician and an investigator of immunotherapeutic agents for the past 21 years. Dr. Vosika was employed by the United States Veteran's Administration from July 1980 until May 1987. He was a part-time employee of the University of North Dakota from July 1980 to March 1993 and a part-time employee of the United States Veterans Administration from December 1990 to March 1993. Dr. Vosika devotes his full time to the Company. From 1980 through March 1988, he was Chief of Hematology for the University of North Dakota and Chief of Oncology for the Fargo, North Dakota, Veterans Administration Hospital.

         DR. CARL GILBERT has been employed by Enzon Corporation since July, 1991. Prior thereto he was employed by the Company from June 1987 to July 1991 and held a variety of research positions, including responsibilities for drug development, testing production and quality control. He has a Bachelor of Science degree in biochemistry from the University of Wisconsin, Madison in 1973. He has a Masters degree in biochemistry (1975) and a Ph.D. degree in cell biology
(1983) from the University of Illinois. From 1983 until joining the Company he was a post-doctoral research associate at Michigan State University. He has done extensive research on the interaction of tumor cells with natural killer cells. He was elected to the Board of Directors in December 1990.

         WILLIAM E. MCMANUS has been an attorney-at-law for more than the past five years. Mr. McManus is also President and a Director of Dominion Resources, Inc., a principal shareholder of the Company. Mr. McManus was elected to the Company's Board of Directors in March 1996 pursuant to an agreement dated March 1, 1996 between the Company and Dominion Resources, Inc. which gave to Dominion Resources, Inc. the right to designate one person for election to the Company's Board of Directors.

         Except for Mr. McManus, none of the Company's Directors are Directors of any other corporation which is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 or is a registered investment company under the Investment Company Act of 1940.


SCIENTIFIC AND CORPORATE DEVELOPMENT CONSULTANTS BOARD

         The Company has entered into consulting agreements with individuals to advise and assist the Company in scientific and corporate development matters.

         ROBERT N. BREY, PH.D. hold a Ph.D. in Microbiology from the University School of Medicine. His current position is as a Consultant with the Vaccine Design Group. His most recent position was Director of Research and Development, and Chief Scientific Officer at Vaxcel, Inc. Prior to that he held positions at Lederle-Praxis Biologicals and GENEX Corporation. Dr. Brey assists the Company in its vaccine development programs.

         BLAIR P. MOWERY has been, since November 1992, the President of the BioScrene Ltd., which provides general management consulting support to the biotechnology and biopharmaceutical industry. From 1986 to November 1993, he was President of GalaGen, Inc. and its predecessor Procor Technologies, Inc. engaged in developing biopharmaceuticals from bovine milk and for human and animal applications. Mr. Mowery assists the Company in identifying and developing corporate relationships.

DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all of such persons subject to these reporting requirements filed the required reports on a timely basis with respect to the Company's most recent fiscal year.




ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid during the Company's three fiscal years ended January 31, 1996, 1995 and 1994 to the chief executive officer of the Company. No other executive officer of the Company received compensation exceeding $100,000 in any of those years.


                                            SUMMARY COMPENSATION TABLE

                                                               Long term
                                                              Compensation
                                                                 Awards
   Name and                                     Other Annual                All Other
Principal Position  Year(1) Salary(2) Bonus($) Compensation($) Options(#)  Compensation
Gerald Vosika        1996   $213,560    -0-          -0-           -0-         -0-
                     1995   $197,600    -0-          -0-         75,000        -0-
                     1994   $191,161    -0-       $42,829(2)       -0-         -0-



(1) During the year ended January 31.
(2) Includes life insurance premiums and related tax adjustment.

Stock Option Holdings

         The following table provides information with respect to the above named executive officer regarding Company options held at the end of the Company's year ended January 31, 1996 (such officers did not exercise any options during the most recent fiscal year).


                         Aggregate Option Exercises in 1996
                       and Option Values at January 31, 1996
                                                      Value of Unexercised
                       Number of Unexercised               In-the-Money
                    Options at Jan. 31, 1996(#)   Options at Jan. 31, 1996($)(1)
    Name            Exercisable   Unexercisable   Exercisable      Unexercisable

Gerald Vosika         75,000(2)     200,000(2)(3)     -0-              -0-


(1) Based on the closing sale price of $0.10 on January 26, 1996.
(2) Exercisable at $0.275 per share.
(3) Does not include an option to purchase 2,000,000 shares of common stock at an exercise price of $.065 per share granted on March 22, 1996.


         No options were granted or exercised during the year ended January 31, 1996. On March 22, 1996, Dr. Vosika was granted a ten-year option to purchase 2,000,000 shares of the Company's Common
Stock at an exercise price of $.065 per share.


EMPLOYMENT AGREEMENTS

         Dr. Vosika is currently employed by the Company at a salary of $197,600 per year. Under the terms of such agreement, Dr. Vosika is restricted from engaging in any activities in competition with the Company during the period of his employment and an additional twelve months thereafter.




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The following table sets forth, as of April 25, 1996, information with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934)who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as well as shares of Common Stock beneficially owned by all Directors of the Company and all Directors and executive officers of the Company as a group. As of April 25, 1996 the Company had 10,788,713 shares of

Common Stock outstanding, including all 5,000,000 shares agreed to be issued to Dominion Resources, Inc. pursuant to the agreement dated March 1, 1996.



                                                  Percentage of
     Name of                                    Outstanding Shares
Beneficial Owner (1)               Amount            Owned (1)
- --------------------           --------------   --------------

Dr. Gerald Vosika               2,139,499(2)         16.6%
3505 Riverview Circle
Moorhead, MN 56560

Dr. Carl Gilbert                   27,000(3)           -
c/o Immunotherapeutics, Inc.
3505 Riverview Circle
Moorhead, MN 56560

William E. McManus, III, Esquire         (4)           -
Spencer's Corner
90 Main Street - Suite 211
Centerbrook, CT 06409-1058


Dominion Resources, Inc.        5,000,000(5)         46.3%
c/o The Abbey
355 Madison Avenue
Morristown, New Jersey  07960

All Directors and officers as a
group (2 persons).............. 2,166,499(2)         16.8%



(1) Each beneficial owner's percentage ownership is determined by assuming the exercise of options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days.

(2) Includes 64,499 shares held beneficially by Dr. Vosika. In addition, it includes 2,075,000 shares which are the subject of options held by Dr. Vosika.

(3) Includes 1,000 shares held beneficially by Dr. Gilbert. In addition, it includes 26,000 shares which are the subject of options held by Dr. Gilbert.

(4) Does not include 5,000,000 shares held by Dominion Resources, Inc. Mr. McManus is the President and a Director of Dominion Resources, Inc. Mr. McManus disclaims beneficial ownership of the shares held by Dominion Resources, Inc.

(5) Dominion Resources, Inc. is a party to an agreement to purchase 5,000,000 shares of the Company's Common Stock through May 15, 1996.

         The Company has a Shareholders' Rights Plan which may require the issuance of Series A Preferred Stock, $.05 par value, in connection with the exercise of certain stock purchase rights. Under the Shareholders' Rights Plan each outstanding share of the Company's common stock has attached to it one stock purchase right. These rights will continue to be represented by and trade with the Company's common stock certificates unless and until certain takeover-related events occur. Following such events, each right will become exercisable to purchase one one-hundredth of a share of Series A Preferred Stock, par value $.05, at an exercise price of $15 per one one-hundredth share subject to adjustment. In the event any person acquires beneficial ownership of 20% or more of the outstanding common shares, each right will be exercisable, for a sixty-day period following the announcement of such acquisition, to purchase the Company's common stock or common stock equivalent having a market value equal to two times the exercise price. The Shareholders' Rights Plan further provides that if, after the occurrence of such an acquisition, the Company is merged into any other corporation or 50% or more of the Company's assets are sold, each right will be exercisable to purchase common shares of the acquiring corporation having a market value equal to two times the exercise price. The rights expire on September 23, 2001, and are subject to redemption by the Company's Board of Directors at $.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On September 23, 1994, the Board of Directors authorized the grant to Dr. Vosika of a five-year option to purchase an aggregate of 250,000 shares of Common Stock at a price of $.275 per share which option vests and becomes exercisable to the extent of 50,000 shares on each of any of the following events occurring: (i) 50,000 shares are to vest at such time as the market price for the Company's Common Stock reaches each of $.50, $1.00, $2.00, $3.00 and $4.00 per share, (ii) an IND and initiation of clinical trials relating to a treatment for Hepatitis C, on or before September 23,

1995, (iii) FDA approval is received for a pivotal phase III trial for colorectal cancer on or before September 23, 1996, (iv) the development of a potential new product as evidenced by the filing of an IND on or before September 23, 1997, or (v) the completion of a corporate transaction resulting in a $2 million investment in the Company. On the basis of the filing of an IND for treating Hepatitis C, the option has vested with respect to 50,000 shares.

         At a meeting of the Board of Directors held January 6, 1995, Dr. Vosika was granted a five-year option to purchase 25,000 shares of Common Stock at an exercise price of $0.27 per share in lieu of the Company continuing to pay the premiums on a policy insuring the life of Dr. Vosika.

         On March 22, 1996, the Board of Directors granted to Dr. Vosika a ten-year option to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $.065 per share.

         On March 1, 1996, the Company entered into a Stock Purchase Agreement with Dominion Resources, Inc. ("Dominion") pursuant to which Dominion agreed to purchase and the Company agreed to sell 5,000,000 shares of the Company's Common Stock at a purchase price per share of $.065. Such shares are to be sold in three approximately equal installments at closings held or to be held on March 18, April 15, and May 15, 1996. The Purchase Agreement contains various representations and warranties concerning the Company and its activities and also various affirmative and negative covenants, including a covenant to elect as a Director of the Company one person designated by Dominion. Mr. William McManus, President and a Director of Dominion, serves as Dominion's designee to the Company's Board of Directors. The Purchase Agreement also grants to Dominion the right to have registered under the Securities Act of 1933, as amended, the shares sold to Dominion to enable the public offer and sale of those shares. The agreement restricts the Company from entering into mergers, acquisitions or sales of its assets without the prior approval of Dominion's representative on the Company's Board of Directors.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following financial statements are filed as part of this report:

                (i)        Independent Auditors' Report

               (ii)        Balance Sheet as of January 31, 1996

              (iii) Statements of Operations for the years ended January 31, 1996 and 1995 and cumulative from February 15, 1985 (date of inception) to January 31, 1996

               (iv) Statements of Cash Flows for the years ended January 31, 1996 and 1995 and cumulative from February 15, 1985 (date of inception) to January 31, 1996

                (v) Statements of Common Stockholders' Equity for the period from February 15, 1985 (date of inception) to January 31, 1996

               (vi)        Notes to Financial Statements


(b)  Reports on Form 8-K

                  During the fiscal quarter ended January 31, 1996 the Company did not file any Current Reports on Form 8-K.


(c)  Exhibits:

         2 Agreement and Plan of Merger dated as of January 26, 1987 and Amendment No. 1 thereto dated March 25, 1987*

         3(a)     Certificate of Incorporation of Registrant(1)

          (b)     Certificate of Merger filed March 30, 1987(1)

          (c)     By-laws of Registrant(1)

          (d)     Certificate of Amendment filed September 7, 1989(2)

          (e)     Certificate of Amendment filed November 13, 1990(3)

          (f) Certificate of Amendment to Certificate of Incorporation of the Registrant filed May 9, 1992(3)

          (g) Certificate of Amendment to Certificate of Incorporation filed February 27, 1992 (reverse stock split)(3)

          (h) Certificate of Amendment to Certificate of Incorporation filed February 27, 1992 (increase in authorized shares)(3)

         4(a)     Specimen Common Stock Certificate(1)

          (b) Form of Warrant Agreement between Registrant and American Stock Transfer Company relating to warrants dated June _____ 1987(1)

        10(a)     Underwriter's Unit Purchase Option(1)

          (b)     Employment Agreement between Registrant and Gerald Vosika(3)

          (c) Lease between Registrant and University of North Dakota dated November 13, 1986(1)

          (d)     Incentive Stock Option Plan(1)

          (e)     Purchase Agreement dated October 31, 1990(3)

          (f) Purchase Agreement dated June 17, 1991 including 10% Subordinated Note and Common Stock Purchase Warrant(3)

          (g) Letter agreement dated November 15, 1991 between Registrant and Abbott Health Services Corporation(3)

          (h) Purchase Agreement dated November 19, 1991 between Registrant and Primedex(3)

          (i) Purchase Agreement dated March 1, 1996 between Registrant and Dominion Resources, Inc.(4)

       22         Subsidiaries

                  None

       28         Documents incorporated by reference

                  None

(1) Incorporated by reference from Company's Registration Statement on Form S-1 (File No. 33-13492).

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (file no. 0-11572) for the fiscal year ended January 31, 1989.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K (file No. 0-11572) for the fiscal year ended January 31, 1992.

(4) Filed herewith.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
   ImmunoTherapeutics, Inc.
   Fargo, North Dakota



                  We have audited the accompanying balance sheet of ImmunoTherapeutics, Inc. [a development stage enterprise] as of January 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 31, 1996, and for the cumulative period from February 15, 1985 [date of inception] to January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImmunoTherapeutics, Inc. as of January 31, 1996, and the results of its operations and its cash flows for each of the two fiscal years in the period ended January 31, 1996, and for the cumulative period from February 15, 1985 [date of inception] to January 31, 1996, in conformity with generally accepted accounting principles.








                         MORTENSON AND ASSOCIATES, P. C.
                          Certified Public Accountants.

Cranford, New Jersey
March 15, 1996

IMMUNOTHERAPEUTICS, INC.
[A DEVELOPMENT STAGE ENTERPRISE]
- --------------------------------------------------------------------------------


BALANCE SHEET AS OF JANUARY 31, 1996.
- --------------------------------------------------------------------------------




ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                                              $     1,022,120
   Prepaid Expenses                                                                                                44,306
                                                                                                          ---------------

   TOTAL CURRENT ASSETS                                                                                         1,066,426

Leasehold Improvements, Net of Accumulated
   Amortization of $333,374                                                                                        81,296
Office and Lab Equipment, Net of Accumulated
   Depreciation of $408,549                                                                                       102,282
Patent Issuance Costs, Net of Accumulated
   Amortization of $6,197                                                                                         185,670
                                                                                                          ---------------

   TOTAL ASSETS                                                                                           $     1,435,674
                                                                                                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                                                                  $        57,483
                                                                                                          ---------------

COMMITMENTS                                                                                                            --

STOCKHOLDERS' EQUITY:
   Preferred Stock, Series A , $.05 Par Value,
     Authorized 100,000 Shares; None Issued and Outstanding                                                            --

   Preferred Stock, $.05 Par Value, Authorized
     400,000 Shares; None Issued and Outstanding                                                                       --

   Common Stock, $.001 Par Value, Authorized
     50,000,000 Shares; Issued 5,901,675 Shares, Outstanding
     4,122,047 Shares                                                                                               5,902

   Additional Paid-in Capital                                                                                  10,072,842

   [Deficit] Accumulated During the Development Stage                                                          (8,256,803)
                                                                                                          ---------------

   Total                                                                                                        1,821,941
   Less:   Treasury Stock, At Cost, 1,779,628 Shares                                                             (443,750)
                                                                                                          ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                                                   1,378,191

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $     1,435,674

                                                                                                          ===============




See Notes to Financial Statements.

IMMUNOTHERAPEUTICS, INC.
[A DEVELOPMENT STAGE ENTERPRISE]
- --------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------




                                                                                                          CUMULATIVE
                                                                                                          PERIOD FROM
                                                                                                       FEBRUARY 15, 1985
                                                                              YEARS ENDED              [DATE OF INCEPTION]
                                                                              JANUARY 31,                TO JANUARY 31,
                                                                         1 9 9 6         1 9 9 5              1 9 9 6
                                                                         -------         -------              -------
SBIR CONTRACT REVENUE                                                $            --  $            --     $       100,000
                                                                     ---------------  ---------------     ---------------

EXPENSES:
   SBIR Contract Research and Development                                         --               --              86,168
   Proprietary Research and Development                                      906,461        1,151,701           6,551,756
   Rent                                                                       39,128           35,250             355,403
   General and Administrative                                                317,244          270,417           2,100,426
                                                                     ---------------  ---------------     ---------------

   TOTAL EXPENSES                                                          1,262,833        1,457,368           9,093,753
                                                                     ---------------  ---------------     ---------------

   [LOSS] FROM OPERATIONS                                                 (1,262,833)      (1,457,368)         (8,993,753)

OTHER INCOME                                                                      --               --               1,512

INTEREST INCOME                                                               74,848          107,690             776,076

INTEREST EXPENSE                                                                  --               --             (40,638)
                                                                     ---------------  ---------------     ---------------

   [LOSS] BEFORE INCOME TAXES                                             (1,187,985)      (1,349,678)         (8,256,803)

INCOME TAXES                                                                      --               --                  --
                                                                     ---------------  ---------------     ---------------

   NET [LOSS]                                                        $    (1,187,985) $    (1,349,678)    $    (8,256,803)
                                                                     ===============  ===============     ===============

   NET [LOSS] PER SHARE                                              $          (.23) $          (.24)
                                                                     ===============  ===============

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              5,067,253        5,694,675
                                                                     ===============  ===============



See Notes to Financial Statements.

IMMUNOTHERAPEUTICS, INC.
[A DEVELOPMENT STAGE ENTERPRISE]
- --------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------



                                                                                                  [DEFICIT]
                                                                                                ACCUMULATED
                                                                                   ADDITIONAL    DURING THE
                                                               COMMON STOCK          PAID-IN    DEVELOPMENT     TREASURY STOCK
                                                          SHARES      PAR VALUE      CAPITAL       STAGE       SHARES        COST
   Common Stock Issued for Cash in
     February 1985 at $.10 Per Share                         10,000   $       10  $        990  $         --          --  $       --
   Net Earnings for the Period from
     February 15, 1985 to January 31, 1986                       --           --            --         6,512          --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1986                                   10,000           10           990         6,512          --          --

   Common Stock Issued for Cash in
     October 1986 at $50.00 Per Share                        10,000           10       499,990            --          --          --
   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                      --           --        13,230            --          --          --
   Net [Loss] for the Year                                       --           --            --       (34,851)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1987                                   20,000           20       514,210       (28,339)         --          --

   Net Proceeds from Initial Public Stock
     Offering, in June 1987 at $400.00 Per
     Share, Less Issuance Costs                               5,000            5     1,627,828            --          --          --
   Common Stock Issued in May 1987 at
     $50 Per Share for Legal Services
     Performed for the Company                                  100           --         5,000            --          --          --
   Non-Qualified Stock Options Exercised                        720            1        33,807            --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Excess of Fair Market Value Over Option
     Price of Non-Qualified Stock Options Granted                --           --        75,063            --          --          --
   Net [Loss] for the Year                                       --           --            --      (627,652)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1988                                   25,820           26     2,255,908      (655,991)         --          --

   Non-Qualified Stock Options Exercised                        256           --           256            --          --          --
   Stock Warrants Exercised                                      20           --        12,000            --          --          --
   Common Stock Redeemed and Retired                           (150)          --          (150)           --          --          --
   Excess of Fair Market Value Over Option
     Price of Non-Qualified Stock Options Granted                --           --        36,524            --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,092,266)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1989 - FORWARD                         25,946   $       26  $  2,304,538  $ (1,748,257)         --  $       --




                                                                                                   TOTAL
                                                                    DEFERRED         NOTE       STOCKHOLDERS'
                                                                 COMPENSATION     RECEIVABLE      EQUITY
   Common Stock Issued for Cash in
     February 1985 at $.10 Per Share                                $        --   $        --  $      1,000
   Net Earnings for the Period from
     February 15, 1985 to January 31, 1986                                   --            --         6,512
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1986                                                   --            --         7,512

   Common Stock Issued for Cash in
     October 1986 at $50.00 Per Share                                        --            --       500,000
   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                                  --            --        13,230
   Net [Loss] for the Year                                                   --            --       (34,851)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1987                                                   --            --       485,891

   Net Proceeds from Initial Public Stock
     Offering, in June 1987 at $400.00 Per
     Share, Less Issuance Costs                                              --            --     1,627,833
   Common Stock Issued in May 1987 at
     $50 Per Share for Legal Services
     Performed for the Company                                               --            --         5,000
   Non-Qualified Stock Options Exercised                                (28,188)           --         5,620
   Amortization of Deferred Compensation                                  7,425            --         7,425
   Excess of Fair Market Value Over Option
     Price of Non-Qualified Stock Options Granted                            --            --        75,063
   Net [Loss] for the Year                                                   --            --      (627,652)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1988                                              (20,763)           --     1,579,180

   Non-Qualified Stock Options Exercised                                     --            --           256
   Stock Warrants Exercised                                                  --            --        12,000
   Common Stock Redeemed and Retired                                         --            --          (150)
   Excess of Fair Market Value Over Option
     Price of Non-Qualified Stock Options Granted                            --            --        36,524
   Amortization of Deferred Compensation                                 19,113            --        19,113
   Net [Loss] for the Year                                                   --            --    (1,092,266)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1989 - FORWARD                                $    (1,650)  $        --  $    554,657



See Notes to Financial Statements.

IMMUNOTHERAPEUTICS, INC.
[A DEVELOPMENT STAGE ENTERPRISE]
- -------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------



                                                                                                  [DEFICIT]
                                                                                                ACCUMULATED
                                                                                   ADDITIONAL    DURING THE
                                                               COMMON STOCK          PAID-IN    DEVELOPMENT     TREASURY STOCK
                                                          SHARES      PAR VALUE      CAPITAL       STAGE       SHARES        COST


BALANCE - JANUARY 31, 1989 - FORWARDED                       25,946   $       26  $  2,304,538  $ (1,748,257)         --  $       --

   Non-Qualified Stock Options Exercised                      1,060            1         1,059            --          --          --
   Common Stock Redeemed and Retired                           (175)          --          (175)           --          --          --
   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                      --           --       113,037            --          --          --
   Net Proceeds from Secondary Public Stock
     Offering in April 1989 at $35.00 Per Share,
     Less Issuance Cost                                      32,611           32       980,148            --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,129,477)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1990                                   59,442           59     3,398,607    (2,877,734)         --          --

   Common Stock Issued for Cash in October 1990
     through January 1991 at $.60 Per Share                  85,416           86        51,164            --          --          --
   Excess of Fair Market Value Over Option Price of
     Non-Qualified Stock Options Granted                         --           --        30,635            --          --          --
   Net [Loss] for the Year                                       --           --            --      (854,202)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1991                                  144,858          145     3,480,406    (3,731,936)         --          --

   Common Stock Issued for Cash in February 1991
     through April 1991 at $.60 Per Share                    41,583           41        24,909            --          --          --
   Common Stock Issued for Cash and Services in
     November 1991 at $.10 Per Share                        230,000          230        22,770            --          --          --
   Common Stock Issued for Cash and Note
     in December 1991 at $.05 Per Share                   4,454,224        4,455       195,860            --          --          --
   Excess of Fair Market Value Over Option Price of
     Non-Qualified Stock Options Granted                         --           --        16,570            --          --          --
   Non-Qualified Stock Options Exercised                         10           --             1            --          --          --
   Net [Loss] for the Year                                       --           --            --      (410,149)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1992 - FORWARD                      4,870,675   $    4,871  $  3,740,516  $ (4,142,085)         --  $       --




                                                                                                         TOTAL
                                                                          DEFERRED         NOTE       STOCKHOLDERS'
                                                                       COMPENSATION     RECEIVABLE      EQUITY

BALANCE - JANUARY 31, 1989 - FORWARDED                                    $    (1,650)  $        --  $    554,657

   Non-Qualified Stock Options Exercised                                           --            --         1,060
   Common Stock Redeemed and Retired                                               --            --          (175)
   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                                        --            --       113,037
   Net Proceeds from Secondary Public Stock
     Offering in April 1989 at $35.00 Per Share,
     Less Issuance Cost                                                            --            --       980,180
   Amortization of Deferred Compensation                                        1,650            --         1,650
   Net [Loss] for the Year                                                         --            --    (1,129,477)
                                                                          -----------   -----------  ------------

BALANCE - JANUARY 31, 1990                                                         --            --       520,932

   Common Stock Issued for Cash in October 1990
     through January 1991 at $.60 Per Share                                        --            --        51,250
   Excess of Fair Market Value Over Option Price of
     Non-Qualified Stock Options Granted                                           --            --        30,635
   Net [Loss] for the Year                                                         --            --      (854,202)
                                                                          -----------   -----------  ------------

BALANCE - JANUARY 31, 1991                                                         --            --      (251,385)

   Common Stock Issued for Cash in February 1991
     through April 1991 at $.60 Per Share                                          --            --        24,950
   Common Stock Issued for Cash and Services in
     November 1991 at $.10 Per Share                                               --            --        23,000
   Common Stock Issued for Cash and Note
     in December 1991 at $.05 Per Share                                            --       (50,315)      150,000
   Excess of Fair Market Value Over Option Price of
     Non-Qualified Stock Options Granted                                           --            --        16,570
   Non-Qualified Stock Options Exercised                                           --             1             1
   Net [Loss] for the Year                                                         --            --      (410,149)
                                                                          -----------   -----------  ------------

BALANCE - JANUARY 31, 1992 - FORWARD                                      $        --   $   (50,315) $   (447,013)


See Notes to Financial Statements.

IMMUNOTHERAPEUTICS, INC.
[A DEVELOPMENT STAGE ENTERPRISE]
 -------------------------------------------------------------------------------
BALANCE - JANUARY 31, 1992 - FORWARD

STATEMENTS OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------



                                                                                                  [DEFICIT]
                                                                                                ACCUMULATED
                                                                                   ADDITIONAL    DURING THE
                                                               COMMON STOCK          PAID-IN    DEVELOPMENT     TREASURY STOCK
                                                          SHARES      PAR VALUE      CAPITAL       STAGE       SHARES        COST

BALANCE - JANUARY 31, 1992 - FORWARDED                    4,870,675   $    4,871  $  3,740,516  $ (4,142,085)         --  $       --

   Payment on Note Receivable                                    --           --            --            --          --          --
   Net Proceeds from Secondary Public
     Stock Offering in August 1992 at
     $7.50 Per Share, Less Issuance Cost                  1,000,000        1,000     6,230,051            --          --          --
   Non-Qualified Stock Options Exercised                     30,000           30            --            --          --          --
   Net [Loss] for the Year                                       --           --            --      (564,173)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1993                                5,900,675        5,901     9,970,567    (4,706,258)         --          --

   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                      --           --       126,000            --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Non-Qualified Stock Options Exercised                      1,000            1            56            --          --          --
   Collection of Note Receivable                                 --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,012,882)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1994                                5,901,675        5,902    10,096,623    (5,719,140)         --          --

   Acquisition of Treasury Stock                                 --           --            --            --     629,627   (300,000)
   Forfeiture of Non-Qualified Stock Options Granted             --           --       (22,402)           --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,349,678)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1995                                5,901,675        5,902    10,074,221    (7,068,818)    629,627   (300,000)

   Acquisition of Treasury Stock                                 --           --            --            --   1,150,001   (143,750)
   Forfeiture of Non-Qualified Stock Options Granted             --           --        (1,379)           --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,187,985)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1996                                5,901,675   $    5,902  $ 10,072,842  $ (8,256,803)  1,779,628 $ (443,750)
                                                       ============   ==========  ============  ============  ==========  ==========





                                                                                                   TOTAL
                                                                    DEFERRED         NOTE       STOCKHOLDERS'
                                                                 COMPENSATION     RECEIVABLE      EQUITY

BALANCE - JANUARY 31, 1992 - FORWARDED                              $        --   $   (50,315) $   (447,013)

   Payment on Note Receivable                                                --        11,300        11,300
   Net Proceeds from Secondary Public
     Stock Offering in August 1992 at
     $7.50 Per Share, Less Issuance Cost                                     --            --     6,231,051
   Non-Qualified Stock Options Exercised                                     --            --            30
   Net [Loss] for the Year                                                   --            --      (564,173)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1993                                                   --       (39,015)    5,231,195

   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                            (126,000)           --            --
   Amortization of Deferred Compensation                                 40,750            --        40,750
   Non-Qualified Stock Options Exercised                                     --            --            57
   Collection of Note Receivable                                             --        39,015        39,015
   Net [Loss] for the Year                                                   --            --    (1,012,882)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1994                                              (85,250)           --     4,298,135

   Acquisition of Treasury Stock                                             --            --      (300,000)
   Forfeiture of Non-Qualified Stock Options Granted                     22,402            --            --
   Amortization of Deferred Compensation                                 49,348            --        49,348
   Net [Loss] for the Year                                                   --            --    (1,349,678)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1995                                              (13,500)           --     2,697,805

   Acquisition of Treasury Stock                                             --            --      (143,750)
   Forfeiture of Non-Qualified Stock Options Granted                      1,379            --            --
   Amortization of Deferred Compensation                                 12,121            --        12,121
   Net [Loss] for the Year                                                   --            --    (1,187,985)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1996                                          $        --   $        --  $  1,378,191
                                                                     ===========   ===========  ============



See Notes to Financial Statements.

IMMUNOTHERAPEUTICS, INC.
[A DEVELOPMENT STAGE ENTERPRISE]
- --------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------





                                                                                                          CUMULATIVE
                                                                                                          PERIOD FROM
                                                                                                       FEBRUARY 15, 1985
                                                                              YEARS ENDED              [DATE OF INCEPTION]
                                                                              JANUARY 31,                TO JANUARY 31,
                                                                         1 9 9 6         1 9 9 5              1 9 9 6
                                                                         -------         -------              -------

OPERATING ACTIVITIES:
   Net [Loss]                                                        $    (1,187,985) $    (1,349,678)    $    (8,256,803)
                                                                     ---------------  ---------------     ---------------
   Adjustments to Reconcile Net [Loss] to Net
     Cash [Used for] Operating Activities:
     Depreciation and Amortization                                           190,957          188,670             759,147
     Amortization of Deferred Compensation                                    13,500           49,348             131,786
     Excess of Fair Market Value Over Option Price on
       Non-Qualified Stock Options Granted                                    (1,379)              --             283,680
     Gain on Sale of Assets                                                       --               --                (740)
     Write-off of Patent Issuance Cost                                            --           20,913             101,006

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Prepaid Expenses                                                        9,347          (18,529)            (44,307)

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                                 (26,770)            (293)            147,452
       Accrued Payroll Taxes                                                      --           (1,584)                 --
       Deferred Revenue                                                           --               --                  --
                                                                     ---------------  ---------------     ---------------

     Total Adjustments                                                       185,655          238,525           1,378,024
                                                                     ---------------  ---------------     ---------------

   NET CASH - OPERATING ACTIVITIES - FORWARD                              (1,002,330)      (1,111,153)         (6,878,779)
                                                                     ---------------  ---------------     ---------------

INVESTING ACTIVITIES:
   Patent Issuance Costs                                                     (61,330)         (40,921)           (292,873)
   Organizational Costs Incurred                                                  --               --                (135)
   Deposits on Leasehold Improvements                                             --               --              (5,000)
   Purchases of Leasehold Improvements                                            --           (4,803)           (414,671)
   Purchases of Office and Lab Equipment                                      (6,626)          (5,606)           (516,982)
   Proceeds from Assets Sold                                                      --               --               1,000
                                                                     ---------------  ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES - FORWARD                         $       (67,956) $       (51,330)    $    (1,228,661)



See Notes to Financial Statements.

IMMUNOTHERAPEUTICS, INC.
[A DEVELOPMENT STAGE ENTERPRISE]
- -------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------



                                                                                                          CUMULATIVE
                                                                                                          PERIOD FROM
                                                                                                       FEBRUARY 15, 1985
                                                                              YEARS ENDED              [DATE OF INCEPTION]
                                                                              JANUARY 31,                TO JANUARY 31,
                                                                         1 9 9 6         1 9 9 5              1 9 9 6
                                                                         -------         -------              -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED                       $    (1,002,330) $    (1,111,153)    $    (6,878,779)
                                                                     ---------------  ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES - FORWARDED                               (67,956)         (51,330)         (1,228,661)
                                                                     ---------------  ---------------     ---------------

FINANCING ACTIVITIES:
   Net Proceeds from Issuance of Common Stock                                     --               --           9,594,876
   Proceeds from Exercise of Options                                              --               --                  87
   Proceeds from Borrowings from President                                        --               --              41,433
   Repayment of Borrowings from President                                         --               --             (41,433)
   Proceeds from Borrowings Under Line of Credit                                  --               --             300,000
   Repayment of Borrowings Under Line of Credit                                   --               --            (300,000)
   Proceeds from Note Payable to Bank                                             --               --             150,000
   Payments of Note Payable to Bank                                               --               --            (150,000)
   Proceeds from Borrowings from Stockholders                                     --               --              15,867
   Repayment of Borrowings from Stockholders                                      --               --             (15,867)
   Advances from Parent Company                                                   --               --             135,000
   Payments to Parent Company                                                     --               --            (135,000)
   Repayment of Long-Term Note Receivable                                         --               --              50,315
   Repayment of Note Payable Issued in Exchange for
     Legal Services                                                               --               --             (71,968)
   Purchase of Treasury Stock                                               (143,750)        (300,000)           (443,750)
                                                                     ---------------  ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                          (143,750)        (300,000)          9,129,560
                                                                     ---------------  ---------------     ---------------

   NET [DECREASE] INCREASE IN CASH AND
     CASH EQUIVALENTS                                                     (1,214,036)      (1,462,483)          1,022,120

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                           2,236,156        3,698,639                  --
                                                                     ---------------  ---------------     ---------------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                        $     1,022,120  $     2,236,156     $     1,022,120
                                                                     ===============  ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest                                                        $            --  $            --     $        40,648



See Notes to Financial Statements.

IMMUNOTHERAPEUTICS, INC.
[A DEVELOPMENT STAGE ENTERPRISE]
NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------



[1] OPERATIONS

BASIS OF PRESENTATION - ImmunoTherapeutics, Inc. [the "Company"] was incorporated in January 1987 as a wholly-owned subsidiary of Biological Therapeutics, Inc. ["BTI"]. BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985 [inception date]. On March 30, 1987 BTI was merged into the Company. The financial statements of the Company include the accounts of its predecessor, BTI, for all periods presented.

NATURE OF BUSINESS - The Company is engaged in research and development of pharmaceutical agents for the treatment and prevention of human malignancy and other diseases. The Company operates out of a single research facility in Fargo, North Dakota.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

OFFICE AND LAB EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Office and lab equipment is stated at cost. Depreciation is computed on the straight-line basis over five years. Leasehold improvements are amortized utilizing the straight-line method over the three-year term of the lease. Depreciation expense was $188,644 and $187,790 for the years ended January 31, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT COSTS - Expenditures for research and development activities are charged to operations as incurred.

PATENT ISSUANCE COSTS - The cost of patents is accumulated during the approval process. Patents granted are amortized on a straight-line basis over 17 years or the estimated remaining economic life. When a patent is not granted or the process is terminated the accumulated cost is charged to operations.

NET [LOSS] PER SHARE - The net [loss] per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Shares issuable upon the exercise of stock options granted are excluded from the computation since the effect on the net loss per common share would be anti-dilutive.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk is limited to cash and cash equivalents. The Company places its cash with high credit quality financial institutions. At January 31, 1996, the Company has approximately $950,000 in financial institutions that is subject to normal credit risk beyond the insured amounts.

[3] USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4] FAIR VALUE OF FINANCIAL INSTRUMENTS

At January 31, 1996, the Company's financial instruments included cash and cash equivalents and trade payables. At January 31, 1996, the fair value of these financial instruments approximated carrying value because of the short-term nature of these instruments.

IMMUNOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #2
- --------------------------------------------------------------------------------


[5] DEVELOPMENT STAGE ACTIVITIES, OPERATIONS AND BUSINESS COMBINATION

For the period from its incorporation to date, the Company has been a "development stage enterprise" and the Company's operations have consisted primarily of financial planning, raising capital, and research and development activities. The Company has not produced any revenues from product sales since its inception and incurred a net loss of $1,187,985 for the year ended January 31, 1996 and accumulated losses since inception of $8,256,803. The Company raised additional capital in public equity offerings in fiscal 1988, 1990 and 1993 and in a private placement in fiscal 1991 to finance continued research and development activities. On December 4, 1991, the Company issued 4,454,224 shares of common stock to Primedex Health Systems, Inc. The shares issued represented 90 percent of the outstanding stock, warrants and options of the Company. In exchange, the Company received $150,000 and a $295,422, non-interest bearing note due on December 31, 2014. Through sales of the Company's common stock Primedex Health Systems, Inc. had reduced its ownership to 21.8 percent at January 31, 1995, and had repaid the full face value of the note. On November 27, 1995, the Company repurchased the remaining 1,150,001 of its shares owned by Primedex Health Systems, Inc. for $143,750.

[6] REVENUE RECOGNITION

In fiscal 1987, the Company was awarded two Phase I Small Business Innovation and Research ["SBIR"] contracts amounting to $50,000 each. Revenue related to such contracts has been recorded in the period in which the contract revenue was earned based upon the terms of the contracts. The U.S. Government has the right to use the products developed with the above funding for its internal use only. Expenses directly related to performing research under the SBIR contracts have been included in SBIR contract research and development expense in the accompanying statements of operations.

[7] STOCKHOLDERS' EQUITY

In October 1990, the Company entered into a stock purchase agreement to sell up to 166,666 shares to six investors in consideration for $100,000. In addition, the holders of these shares have the right to require the Company to register these shares for public sale under the Securities Act of 1933, as amended. In accordance with the agreement, the Company issued 85,416 shares of common stock for $51,250 from November 1990 through January 1991. Of the shares sold, 25,000 were sold to the President of the Company. During the period from February 1, 1991 through April 15, 1991, an additional 41,583 shares were sold under this agreement for $24,950 of which 9,500 shares were sold to the President of the Company.

On May 14, 1991, the Company changed the par value of its stock from $.01 per share to $.001 per share and increased the authorized shares of its common stock from 120,000,000 to 500,000,000.

On November 15, 1991, the Company issued 230,000 shares of common stock valued at $23,000 in exchange for $5,000 and financial services valued at $18,000.

On December 4, 1991, the Company issued 4,454,224 shares of common stock to Primedex Health Systems, Inc. The shares issued represented 90 percent of the outstanding stock, warrants and options of the Company. In exchange, the Company received $150,000 and a $295,422 non-interest bearing note due on December 31, 2014. The note was discounted at 8 percent to a principal amount of $50,315. This note has been paid.

On January 31, 1992, the stockholders approved a 1 for 100 share reverse stock split. The stock split has been retroactively reflected in all share and per share data in these financial statements. On the same date, the Company changed the par value of its post split shares from .10 to .001 and increased the authorized shares of its post split common stock from 5,000,000 to 500,000,000. These changes do not affect the reduction in option exercise price approved on October 31, 1991.

On August 24, 1992, the Company completed a secondary public offering of 1,000,000 units consisting of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants. The net proceeds of the offering was $6,231,051.

IMMUNOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #3
- -------------------------------------------------------------------------------


[7] STOCKHOLDERS' EQUITY [CONTINUED]

On June 29, 1993, the stockholders approved a decrease in the number of authorized common shares from 500,000,000 to 50,000,000 and an increase in the number of common shares reserved under the incentive stock option plan from 750 to 250,000.

On September 23, 1994, the Board of Directors authorized the designation of 100,000 shares of the Company's authorized preferred stock as Series A Preferred Stock. This preferred stock is intended to be issued in connection with a Stockholders Rights Plan. Under the Stockholders' Rights Plan each outstanding share of the Company's common stock has attached to it one stock purchase right. These rights will continue to be represented by and trade with the Company's common stock certificates unless and until certain takeover-related events occur. Following such events, each right will become exercisable to purchase one one-hundredth of a share of Series A Preferred Stock, par value $.05, at an exercise price of $15 per one one-hundredth share subject to adjustment. In the event any person acquires beneficial ownership of 20% or more of the outstanding common shares, each right will be exercisable, for a sixty-day period following the announcement of such acquisition, to purchase the Company's common stock or common stock equivalent having a market value equal to two times the exercise price. The Stockholders' Rights Plan further provides that if, after the occurrence of such an acquisition, the Company is merged into any other corporation or 50% or more of the Company's assets are sold, each right will be exercisable to purchase common shares of the acquiring corporation having a market value equal to two times the exercise price. The rights expire on September 23, 2001, and are subject to redemption by the Company's Board of Directors at $.001 per right at any time prior to the first date upon which they become exercisable to purchase common shares.

NON-QUALIFIED STOCK OPTIONS - The Company periodically grants non-qualified stock options to officers and certain key employees which in some cases have exercise prices below the market value of the common stock at the date the options were granted. Accordingly, compensation expense, equal to the difference between the exercise price of the options and the fair value of the stock at the date of grant is being recognized ratably over the period during which the grantee performs services and becomes vested in the options granted.

The Company recognized compensation expense of $12,121 and $49,348 in fiscal 1996 and 1995, respectively, related to these options. The shares granted originally had an exercise price of between $.001 and $35.00, have individually defined exercise periods, and expire at various times through September 1999.

On October 31, 1991, the Board of Directors extended the expiration date of all options expiring in March 1992 to March 1997. The Board also reduced the exercise price to $.001 for all outstanding non-qualified options.

NON-EMPLOYEE STOCK OPTIONS - The Company periodically grants non-qualified stock options to non-employee consultants. Stock options to purchase an aggregate of 150,000 shares of common stock may be granted under the plan. Members of the Company's Board of Scientific Advisors each receive options to purchase 2,000 shares of common stock at the end of each year of their three-year contracts plus 2,000 additional shares for attendance at each meeting. At January 31, 1996, 300,000 shares are reserved for issuance under the plan. Options are granted at exercise prices equal to the fair value of the stock on the grant date.

INCENTIVE STOCK OPTIONS - The Company maintains incentive stock option plans which provide that stock options to purchase an aggregate of 1,000,000 shares of common stock may be granted to officers and key employees. Options granted are at prices equal to the fair market value of the stock at the date of grant, except for owners of more than 10 percent of the Company, for which the exercise price is equal to 110 percent of the fair market value of the stock at the date of grant.

IMMUNOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #4
- --------------------------------------------------------------------------------


[7] STOCKHOLDERS' EQUITY [CONTINUED]

The plan also provides that options granted under the plan will expire not later than ten years from the date of grant except for owners of more than 10 percent of the Company for which options granted will expire not later than five years from the date of grant. Options granted under the plan may be immediately exercisable.

Information with respect to these options is summarized as follows:

                                               Number of       Range of Price
                                                 Shares          Per Share

OUTSTANDING AT JANUARY 31, 1994                     178,270  $    .001 - 35.00

   Granted                                               --                 --
   Expired                                               --                 --
   Cancelled                                          6,731                .01
   Exercised                                             --                 --
                                              -------------  -----------------

OUTSTANDING AT JANUARY 31, 1995                     171,539              35.00

   Granted                                          510,000                .07
   Expired                                               --                 --
   Cancelled                                        (30,786)       1.80 - 2.00
   Exercised                                             --                 --
                                              -------------  -----------------

   OUTSTANDING AT JANUARY 31, 1996                  650,753  $    .001 - 35.00
   -------------------------------            =============  =================

   EXERCISABLE AT JANUARY 31, 1996                  188,753  $    .001 - 35.00
   -------------------------------            =============  =================

WARRANTS - On June 17, 1991, the Company issued an aggregate 35,180 five-year common stock purchase warrants. The warrants are exercisable at $.60 per share and expire June 16, 1996.

In connection with the Company's secondary public offering on August 13, 1992, the Company issued 1,000,000 five-year common stock purchase warrants at an exercise price of $7.50. 412,943 of these warrants were acquired and retired by the Company in connection with its acquisition of treasury stock. The warrants are redeemable by the Company at $.005 per warrant subject to certain conditions relating to the market price of the Company's common stock.

[8] INCOME TAXES

At January 31, 1996, the Company had a useable net operating loss carryforward of approximately $3,600,000 after limitations based on changes in ownership. If not utilized to offset future taxable income, this carryforward will expire at a rate of approximately $480,000 in 2006, $90,000 in 2007, $980,000 in 2008,
$910,000 in 2009 and $1,140,000 in 2010. In addition, the Company has research and development tax credit carryforwards of approximately $207,000 which expire to the extent of $66,000 in 2003, $39,000 in 2004, $15,000 in 2005, $36,000 in
2008 and $51,000 in 2009.

Pursuant to the adoption by the Company of Statement of Financial Accounting Standard No. 109 on February 1, 1992, the Company has a deferred tax asset of $1,500,000 arising from net operating loss carryforwards of $1,200,000, tax credit carryforwards of $207,000 and excess financial reporting depreciation of $93,000. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryovers, an allowance of $1,500,000 has been established to offset this asset. This represents an increase of $480,000 over the valuation allowance at January 31, 1995 [See Note 10].

IMMUNOTHERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #5
- --------------------------------------------------------------------------------




[9] LEASES

The Company leases its office and laboratory facilities under an operating lease expiring July 31, 1996. The lease provides for minimum annual rentals and provides for additional rent based on increases in operating costs and real estate taxes. The lease also provides for three renewals for a period of three years each at an annual rental of $39,375 plus a Consumer Price Index adjustment to a maximum of 10 percent. Future minimum lease payments are $19,688 for the year ended January 31, 1997.

Rent expense was $39,375 and $35,250 for the years ended January 31, 1996 and 1995, respectively.

[10] SUBSEQUENT EVENT

On March 1, 1996, the Company entered into an agreement to issue 5,000,000 shares of its common stock to Dominion Resources, Inc. ["Dominion"] for $325,000. The sale of common stock will take place in three successive closings. The first closing for 1,666,666 shares will take place on March 18, 1996, the second closing for 1,666,666 shares will take place on April 15, 1996 and the third closing for 1,666,668 shares will take place on May 15, 1996. Upon consummation of the third closing, Dominion will hold a 54.8 percent ownership interest in the Company. As a consequence of this transaction, the Company will lose the future benefit of substantially all of its net operating loss and tax credit carryforwards.

[11] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March of 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

[12] SUBSEQUENT EVENT [UNAUDITED]

The closings on the sale of common stock discussed in Note 10 took place on March 18, 1996 and April 15, 1996.

On March 22, 1996, the President of the Company, was granted a ten-year option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.065 per share.



                                . . . . . . . . .

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     IMMUNOTHERAPEUTICS INC.




                                            By:
                                                     Gerald Vosika




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                    Title                         Date




                             Chairman of the Board         __________, 1996
Gerald Vosika                Director (Principal
                             Executive Officer and
                             Principal Financial and
                             Accounting Officer)




                             Director                     __________, 1996
Carl Gilbert




                             Director                     __________, 1996
William E. McManus, III