Form 10QSB
period 1996-04-30
IMMUNOTHERAPEUTICS INC
filed 1996-06-13
CIK 812796

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     April 30, 1996

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

                        Yes  X  No

At June 6, 1996, 9,122,047 shares or the registrant's common stock (par value, $.001 per share) were outstanding.


 ITEM I - FINANCIAL STATEMENTS


                    IMMUNOTHERAPEUTICS, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                        BALANCE SHEET
                        (UNAUDITED)


                                                  April 30,
                                                    1996
ASSETS
Current assets:
   Cash and cash equivalents                     $   985,308
   Prepaid expenses                                   37,009

       TOTAL CURRENT ASSETS                      $ 1,022,317

   Office and lab equipment, Net of
    Accumulated Depreciation of $44,102.              91,308

   Leasehold improvements, Net of
    Accumulated Amortization of $367,929.             46,741

   Patent issuance costs, Net of Accumulated
    Amortization of $16,428.                         169,710

       TOTAL ASSETS                              $ 1,330,076
<F/N>
See accompanying condensed notes to financial statements

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $    15,175

       TOTAL CURRENT LIABILITIES                 $    15,175

STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value.
    Authorized 500,000 shares;
    none issued and outstanding                          --
   Common stock, $0.001 par value.
    Authorized 50,000,000 shares;
    issued 5,901,675, outstanding 7,453,379            9,235
   Additional paid-in capital                     10,286,176
  (Deficit) accumulated during development stage  (8,536,760)
   Total                                         $ 1,758,651
   Less:
      Treasury Stock, at cost, 1,779,628 shares     (443,901)

TOTAL STOCKHOLDERS' EQUITY                         1,314,901

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,330,076
<F/N>
See accompanying condensed notes to financial statements

                   IMMUNOTHERAPEUTICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                                                     Cumulative from
                                                     February 15, 1985
                      Three Months Ended April 30,   (date of inception)
                          1996         1995          to April 30, 1996

SBIR contract revenue    $            $                     $     100,000
Operating expenses:
 SBIR contract
 research and
 development             $       --   $        --           $      86,168
Proprietary research
 and development            235,186   $   231,082               6,786,942
Rent Expense                  9,844         9,844                 365,247
General and
 administrative expenses     44,357        56,854               2,144,801

Total operating expenses $  289,405   $   297,780            $  9,383,158

  (Loss) from operations   (289,405)     (297,780)             (9,283,158)

  Other income                   --            --                   1,512
  Interest income             9,448        23,837                 785,524
  Interest expense               --            --                 (40,638)
  Net loss              $  (279,957)  $  (273,943)           $ (8,536,760)

  Net loss per share    $     (0.05)  $     (0.05)
  Weighted average
   common shares
   outstanding             5,380,330     5,272,048

<F/N>
See accompanying condensed notes to financial statements

                   IMMUNOTHERAPEUTICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                      Cumulative from
                                    Three months      February 15, 1985
                                   ended April 30,    (date of inception)
                                  1996        1995    to April 30, 1996
OPERATING ACTIVITIES:
 Net (loss)                   $ (279,957)    $ (273,943)     ($ 8,536,760)
 Adjustments to Reconcile
  Net (Loss) to Cash Provided
  by Operating Activities:
  Depreciation and
  Amortization                    57,341         48,869           816,786
 Amortization of
  Deferred Compensation               --         10,000           131,786
 Excess of Fair Market
  Value Over Option
  Price on Non-Qualified
  Options Granted                     --         (5,474)          283,680
 Gain on Sale of Assts                --           (130)             (740)
 Write off on Patent
  Issuance Cost                       --             --           101,006

 Changes in Assets and Liabilities:
 (Increase) Decrease in:
  Prepaid Expenses                  7,297       (11,270)          (37,010)

 Increase (Decrease) in:
  Accounts Payable                 45,775       (83,542)          101,677
  Accrued Salaries                  3,574         7,743             3,574
  Accrued Payroll Taxes              (109)           --              (109)

Total Adjustments              $   22,338    $  (33,674)     $  1,400,353

NET CASH-OPERATING
ACTIVITIES-Forward             $ (257,269)   $ (307,617)     $ (7,136,408)

INVESTING ACTIVITIES:
 Patent Issuance Cost               5,729        (9,492)         (287,144)
 Organizational Costs
  Incurred                            --             --              (135)
 Deposit on Leasehold
  Improvements                        --             --            (5,000)
 Purchase of Leasehold
  Improvements                        --         (4,747)         (414,671)
 Purchases of Office
  and Lab Equipment                (1,579)           --          (518,561)
 Proceeds from Assets
  Sold                                --             --             1,000

NET CASH-INVESTING
ACTIVITIES-Forward             $    4,149   $   (14,239)    $  (1,224,511)

<F/N>
See Accompanying Condensed Notes to Financial Statements


                       IMMUNOTHERAPEUTICS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENTS OF CASH FLOW
                           (UNAUDITED)
                                                     Cumulative from
                               Three Months          February 15, 1985
                               Ended April 30,       (date of inception)
                              1996         1995      to April 30, 1996

NET CASH-OPERATING
ACTIVITIES-Forwarded      $ (257,629)   $ (307,617)     $ (7,136,408)

NET CASH-INVESTING
ACTIVITIES-Forwarded      $    4,149    $  (14,239)     $ (1,224,511)

FINANCING ACTIVITIES:
Net Proceeds from
 Issuance of Common
 Stock                    $  216,667    $      --       $  9,811,543
Proceeds from Exercise
 of Options                      --             --                87
Proceeds from Borrowings
 from President                  --             --            41,433
Repayment of Borrowings
 from President                  --             --           (41,433)
Proceeds from Borrowings
 Under Line of Credit            --             --           300,000
Repayment of Borrowings
 Under Line of Credit            --             --          (300,000)
Proceeds from Note
 Payable to Bank                 --             --           150,000
Payments on Note
 Payable to Bank                 --             --          (150,000)
Proceeds from Borrowings
 from Stockholders               --             --            15,867
Repayment of Borrowings
 from Stockholders               --             --           (15,867)
Advances from Parent
 Company                         --             --           135,000
Payments to Parent
 Company                         --             --          (135,000)
Repayment of Long-
 Term Note Receivable            --             --            50,315
Repayment of Note
 Payable Issued in
 Exchange for Legal
 Service                         --             --           (71,968)
Purchase of Treasury
 stock                           --             --          (443,750)

NET CASH-
FINANCING ACTIVITIES     $  216,677             --      $  9,346,227

NET (DECREASE)
INCREASE IN CASH
AND CASH EQUIVALENTS     $  (36,812)    $  (321,856)    $   (985,308)

CASH AND CASH
EQUIVALENTS-
BEGINNING OF
PERIODS                  $  1,022,120   $  2,236,156    $        --

CASH AND CASH
EQUIVALENTS-
END OF PERIODS           $   985,308    $  1,914,300    $    985,308

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
 Cash paid during the
 periods for:
  Interest               $        --    $        --     $     40,648

<F/N>
See accompanying Condensed Notes to Financial Statements

                   IMMUNOTHERAPEUTICS, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

   The Balance Sheet as of April 30, 1996, the Statements of Operations for the three month periods ended April 30, 1996 and 1995; and the cumulative period from February 15, 1985 (date of inception) to April 30, 1996; and the Statements of Cash Flows for the three month periods ended April 30, 1996 and April 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at April 30, 1996 and the results of operations and cash flows for the periods ended April 30, 1996 and October 31, 1995 have been made.
All adjustments were of a normally recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

                     IMMUNOTHERAPEUTICS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)


 ITEM II -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

  The Company is a development stage enterprise and expects no significant revenue from the sale of products for the current fiscal year.

  On August 20, 1992, the Company completed a public offering of securities and realized net proceeds of approximately $6,750,000, before deducting expenses related to the offering of approximately $500,000. At January 31, 1996, and April 30, 1996, the Company had cash and cash equivalents of $1,022,120 and $984,308, respectively, and working capital of $1,008,943 and $1,007,142, respectively.

  In November 1995, the Company purchased from Primedex Health Systems, Inc., 1,150,001 shares of its Common Stock at a price of $.125 per share, or an aggregate of $143,750.

  On March 1, 1996 the Company agreed to sell 5,000,000 shares of its Common Stock for a price of $.065 per share, or an aggregate of $325,000. The purchaser has the right to designate one person to the Company's Board of Directors. The proceeds from the sales of the shares are intended to be used for general corporate purposes.


  The Company's current level of research and development activities requires the expenditure of approximately $120,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources will be sufficient to support its operations for at least through January, 1997. The Company's cash resources will not be sufficient at current levels to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified. There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

Results of Operations

Three Months Ended April 30, 1996 Compared With Three Months Ended
April 30, 1995.

  Total operating expenses for the Three months ended April 30, 1996 were $289,405 compared to $297,780 in the preceding year representing a decrease of $8,357 or 3%. The decrease resulted from later invoicing of year end audit cost.

  Proprietary research and development expenses increased by $4,106 to $235,188 in 1996 compared to $231,082 in 1995, due to increased cost of reagents. Total general and administrative expenses decreased by $12,479 or 22% reflecting later invoicing of year end audit cost.

  Interest income decreased from $23,837 to $9,448, reflecting a decrease in the Company's cash balance.

  The Company's net loss Increased from $273,943 to $279,957 or 3%, reflecting the Company's lower general and administrative cost offset by higher research and development activity.

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

                                        IMMUNOTHERAPEUTICS, INC.




                                    Gerald J. Vosika
                                    President and Director of the Company


                                    James W. Burrow
                                    Chief Financial Officer
6/12/1996
