Form 10QSB
period 1996-07-31
ENDOREX CORP
filed 1996-09-16
CIK 812796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     July 31, 1996

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________  to  ____________


Commission File No.      0-11572

                              Endorex Corporation
            (Exact name of registrant as specified in its charter)

         Delaware                                 41-1505029
(State of other jurisdiction of      (I.R.S. Employer Identification
 incorporation or organization)       Number)


      3233 15th Street South, Fargo, ND                    58104
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code     (701) 232-9575

                         ImmunoTherapeutics, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No

At September 8 1996, 16,262,047 shares of the registrant's common stock
 (par value, $.001 per share) were outstanding.

                               ENDOREX CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheet as of July 31, 1996                           2

          Statements of Operations for the three
           and six month periods ended July 31, 1996
           and July 31, 1995                                          3

          Statements of Cash Flows for the
           six month periods ended July 31, 1996
           and July 31, 1995                                          4

          Condensed Notes to Financial Statements                     6

 Item 2.  Management's Discussion and Analysis of                     7-9
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders         10

 Item 5.  Other Information                                           10

 Item 6.  Exhibits and Reports on Form 8K                             11

          Signatures                                                  12




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                   July 31,
                                                                    1996
                                     ASSETS
Current assets:
 Cash and cash equivalents                                      $   1,829,018
 Prepaid Expenses                                                      53,824


    TOTAL CURRENT ASSETS                                        $   1,882,840


Office and lab equipment, Net of Accumulated Depreciation of
 $442,810.                                                      $      89,560
Leasehold improvements, Net of Accumulated Amortization of
 $402,485.                                                             12,185
Patent issuance costs, Net of Accumulated Amortization of
 $14,774                                                              173,753

       TOTAL ASSETS                                             $   2,158,338
<F/N>
See accompanying condensed notes to financial statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $        9,524

       TOTAL CURRENT LIABILITIES                                $        9,524

STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value. Authorized 500,000 shares;
    none issued and outstanding                                 $          --
   Common stock, $.001 par value. Authorized 50,000,000 shares;
    issued 18,041,675; outstanding 16,262,047                           18,042
   Additional paid-in capital                                       11,517,742
(Deficit) accumulated during the development stage                  (8,943,217)
   Total                                                         $   2,592,567
   Treasury Stock, at cost, 1,779,628 shares                          (443,750)

TOTAL STOCKHOLDERS' EQUITY                                       $   2,148,817

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   2,158,338
<F/N>
See accompanying condensed notes to financial statements



                            ENDOREX CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                           Cumulative from
                                                           February 15, 1985
                          Three Months Ended July 31,      (date of inception)
                           1996                1995        to July 31, 1996

SBIR contract revenue    $         --        $         --        $    100,000

Operating expenses:
  SBIR contract research
   and development       $         --        $          --             86,168
  Proprietary research
   and development            273,654        $     180,469          7,060,596
  Rent expenses                 6,904        $       6,562            372,151
  General and Admini-
   strative expenses     $    138,142        $      158,31          2,282,943

Total Operating Expenses $    418,701        $     345,343          9,801,859

(Loss) from Operations   $   (418,701)       $    (345,343)      $ (9,701,857)

Other Income             $         --        $          --       $      1,512

Interest Income          $     12,243        $      21,603       $    797,768

Interest Expense         $         --        $          --       $    (40,638)

Net (Loss)               $   (406,458)       $    (323,740)      $ (8,943,217)

Net (Loss) per share     $      (0.04)       $       (0.05)

Weighted average common
 shares outstanding         9,276,863            5,901,6756

<F/N>
See accompanying condensed notes to financial statements


                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENTS OF OPERATIONS  (cont.)
                                    (UNAUDITED)

                                                           Cumulative from
                                                           February 15, 1985
                          Three Months Ended July 31,      (date of inception)
                           1996              1995          to July 31, 1996
SBIR contract revenue    $           --      $           --      $    100,000

Operating expenses:
  SBIR contract research
   and development       $           --      $           --            86,168
  Proprietary research
   and development              508,840      $       411,549        7,060,596
  Rent expenses                  16,748      $        16,406          372,151
  General and Admini-
   strative expenses     $      182,517      $       215,168        2,282,943

Total Operating Expenses $      708,106      $       643,123        9,801,859

(Loss) from Operations   $     (708,106)     $      (643,123)   $  (9,701,857)

Other Income             $           --      $            --    $       1,512

Interest Income          $       21,692      $        45,441    $     797,768

Interest Expense         $           --      $            --    $     (40,638)

Net (Loss)               $     (686,414)     $      (597,682)   $  (8,943,217)

Net (Loss) per share     $        (0.08)     $         (0.10)

Weighted average common
 shares outstanding           8,626,586            5,901,675

<F/N>
See accompanying condensed notes to financial statements

                                        3a


                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                           Cumulative from
                                                           February 15, 1985
                           Six Months ended July 31,       (date of inception)
                             1996              1995        to July 31, 1996
OPERATING ACTIVITIES:
 Net (loss)               $  (686,414)       $  (597,682)      $ (8,943,217)
 Adjustments to Reconcile
  Net (Loss) to Cash
  Provided by Operating
  Activities:
 Depreciation and
  Amortization            $     91,950       $    96,934            851,097
 Amortization of
  Discounted Note
  Receivable                        --                --                 --
 Amortization of
  Deferred Revenue                  --                --                 --
 Amortization of
  Deferred Compensation             --            11,250            131,786
 Excess of Fair Market
  Value Over Option
   Price on Non-Qualified
   Stock Options Granted            --            (5,474)           283,680
 Gain on Sale of Assets             --                --               (740)
 Write-off on Patent
  Issuance Cost                     --                --            101,006

 Changes in Assets and
  Liabilities:
 (Increase) Decrease in:
   Prepaid Expenses                               (9,518)            13,581
(53,826)

 Increase (Decrease) in:
   Accounts Payable and
    Accrued Expenses           (46,459)          (62,614)           100,933
   Accrued Salaries             (1,479)               --             (1,479)
   Accrued Payroll Taxes           (23)               --                (23)
 Total Adjustments        $     34,470       $    53,677       $  1,412,494

NET CASH - OPERATING
  ACTIVITIES - Forward    $   (651,944)      $  (544,005)      $ (7,530,723)

INVESTING ACTIVITIES:
 Patent Issuance Cost     $      3,380       $   (28,796)      $   (289,493)
 Organizational Costs
  Incurred                          --                --               (135)
 Deposit on Leasehold
  Improvements                      --                --             (5,000)
 Purchase of Leasehold
  Improvements                      --                --           (414,671)
 Purchases of Office
  and Lab Equipment             (1,579)           (5,144)          (518,561)
 Proceeds from Assets Sold          --                --              1,000

NET CASH - INVESTING
 ACTIVITIES - Forward     $      1,801       $   (33,940)      $ (1,226,860)
<F/N>
See Accompanying Condensed Notes to Financial Statements


                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                          Cumulative from
                                                          February 15, 1985
                           Six Months ended July 31,      (date of inception)
                            1996              1995        to July 31, 1996
  NET CASH - OPERATING
  ACTIVITIES - Forwarded  $   (651,944)      $  (544,005)      $  (7,530,723)

  NET CASH - INVESTING
  ACTIVITIES - Forwarded  $      1,801       $   (33,940)      $  (1,226,860)


FINANCING ACTIVITIES:
 Net Proceeds from
  Issuance of Common Stock $ 1,312,500       $        --       $  10,907,376
 Proceeds from Exercise of
  Options                      144,540                --             144,627
 Proceeds from Borrowings
  from President                    --                --              41,333
 Repayment of Borrowings
  from President                    --                --             (41,333)
 Proceeds from Borrowings
  Under Line of Credit              --                --             300,000
 Repayment of Borrowings
  Under Line of Credit              --                --            (300,000)
 Proceeds from Note
  Payable to Bank                   --                --             150,000
 Payments on Note
  Payable to Bank                   --                --            (150,000)
 Proceeds from Borrowings
  from Stockholders                 --                --              15,867
 Repayment of Borrowings
  from Stockholders                 --                --             (15,867)
 Advances from Parent
  Company                           --                --             135,000
 Payments to Parent
  Company                           --                --            (135,000)
 Repayment of Long-Term
  Note Receivable                                     --              50,315
 Repayment of Note Payable
  Issued in Exchange for
  Legal Service                     --                --             (71,968)
 Purchase of Treasury
   Stock                   $        --       $        --       $    (443,750)

 NET CASH - FINANCING
  ACTIVITIES               $ 1,457,040       $        --       $  10,586,600

 NET (DECREASE)INCREASE
  IN CASH AND CASH
  EQUIVALENTS              $   806,897       $   (577,945)     $   1,829,016

CASH AND CASH EQUIVALENTS-
  BEGINNING OF PERIODS     $ 1,022,119       $  2,236,156      $          --

CASH AND CASH EQUIVALENTS -
  END OF PERIODS           $ 1,829,016       $  1,658,211      $  1,829,016

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
     Cash paid during
     the periods for:
       Interest            $       --        $         --      $         --
<F/N>
See accompanying Condensed Notes to Financial Statements

                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)


Financial Statements

     The Balance Sheet as of July 31, 1996, the Statements of Operations for the three and six month periods ended July 31, 1996 and 1995; and the cumulative period from February 15, 1985 (date of inception) to July 31, 1996; and the Statements of Cash Flows for the six month periods ended
July 31, 1996 and July 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at July 31, 1996 and the results of operations and cash flows for the periods ended July 31, 1996 and July 31, 1995 have been made. All adjustments were of a normally recurring nature. The results of operations for interim periods are not necessarily indicative of the full fiscal year.

                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The Company is a development stage enterprise and expects no significant revenue from the sale of products for the current fiscal year.

  At January 31, 1996, and July 31, 1996, the Company had cash and cash equivalents of $1,022,120 and $1,829,018, respectively, and working capital of $1,008,943 and $1,873,316, respectively.

  The Company's current level of research and development activities r equires the expenditure of approximately $120,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources will be sufficient to support its current level of operations for at least through January 31, 1997. The Company's cash resources will not be sufficient to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified.
  There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.

  On March 1, 1996, the Company entered into a Stock Purchase Agreement with Dominion Resources, Inc. ("Dominion") pursuant to which Dominion agreed to purchase and the Company agreed to sell 5,000,000 shares of the Company's Common Stock at a purchase price per share of $.065 or an aggregate purchase price of $325,000. Such shares were sold in three approximately equal installments at closings held on March 18, April 15, and May 15, 1996. The purchase agreement contains various representations and warranties concerning the Company and its activities and also various affirmative and negative covenants, including a covenant to elect as a Director of the Company one person designated by Dominion. Mr. William McManus, President and a Director of Dominion, was elected as a Director of the Company to serve as Dominion's designee to the Company's Board of Directors and served until June 14, 1996.
  The purchase agreement also grants to Dominion the right to have registered

                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

Item 2 (Cont.)      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

under the Securities Act of 1933, as amended, the shares sold to Dominion to enable the public offer and sale of those shares. The agreement restricts the Company from entering into mergers, acquisitions or sales of its assets without the prior approval of Dominion's representative on the Company's Board of Directors. The purchase price was paid from Dominion's working capital.

     On June 13, 1996, Dominion entered into an agreement with Aries Fund, a Cayman Island Trust, and the Aries Domestic Fund, L.P., a Delaware limited partnership ("The Aries Fund" and the "Aries Domestic Fund, L.P." are collectively referred to as "Aries"), with the Company a party to the agreement, whereby Dominion sold and Aries purchased an aggregate of 4,000,000 shares of the Company's Common Stock at a price of $.10 per share. The purchase price was paid from Aries general funds. As part of the transaction, Dominion transferred to Aries certain of its rights under the March 1, 1996 agreement including, among others, the right to designate a Director of the Company and rights to have the shares registered under the Securities Act of 1933, as amended. Upon completion of the sale of the 4,000,000 shares, Mr. Steve Kanzer was elected a Director of the Company as the designee of Aries and Mr. McManus resigned. Also concurrently with the completion of the transaction, the Company redeemed its outstanding rights under the Shareholders Rights Agreement dated as of September 23, 1994. On June 26, 1996, Aries purchased from the Company an additional 5,000,000 shares of the Company's Common Stock at a price of $.20 per share or an aggregate of $1,000,000. The purchase price was paid from Aries' general funds. The purchase agreement relating to such shares contains various representations and warranties concerning the Company and its activities and also various affirmative and negative covenants. The purchase agreement grants to Aries the right to have registered under the Securities Act of 1933, as amended, the shares sold to Aries to enable the public offer and sale of those shares. The agreement restricts the Company from entering into mergers, acquisitions or sales of its assets without the prior approval of Aries.

  On July 25, 1996, the Company entered into an Employment Agreement with Michael S. Rosen to serve as the President, Chief Executive Officer and a Director of the Company. Mr. Rosen's employment with the Company commenced on August 19, 1996 and terminates on August 30, 2000. Mr. Rosen's initial salary pursuant to the agreement is $200,000. Mr. Rosen was elected a Director of the Company on August 22, 1996. Mr. Rosen was also granted a seven-year option to purchase 700,000 shares of the Company's Common Stock at an exercise price of $1.25 per share with such option to vest as to 100,000 shares on August 19, 1996 and quarterly thereafter at the rate of 25,000 shares per quarter through June 30, 1997, 37,500 shares per quarter through September 30, 2000, and 12,500 shares on December 31, 2000 at which time the option shall be fully vested. If Mr. Rosen's employment terminates prior to December 31, 2000 the option shall be exercisable thereafter only to the extent exercisable on the date of termination. The agreement contains other provisions, including, among others, a covenant restricting Mr. Rosen's ability to engage in activities competitive with the Company for the term of the agreement and for 18 months thereafter.

                             ENDOREX CORPORATION
                      (A DEVELOPMENT STAGE ENTERPRISE)

Item 2 (Cont.)      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

  On July 31, 1996, Dr. Gerald Vosika, the Chairman of the Board and a Director of the Company, purchased an aggregate of 2,100,000 shares of Common Stock on exercise of options.

  The Company intends, from time to time in the future, to seek to expand its research and development activities into other immunopharmaceutical agents that it either may license from other persons or seek to develop. There can be no assurance that the Company will be successful in this regard. Any such activities may require the expenditure of funds not presently available to the Company. The Company intends to seek to obtain these funds from possible future public or private sales of its securities or other sources, none of which have been presently identified.



Results of Operations

Six Months Ended July 31, 1996 Compared With Six Months Ended July 31, 1995.

  Total operating expenses for the six months ended July 31, 1996 were $708,106 compared to $643,123 in the preceding year representing an increase of $64,983 or 10%. The increase resulted from a increase in the Company's research and development activities and increased administrative cost.

  Proprietary research and development expenses increased by $97,291 to $508,840 in 1996 compared to $411,549 in 1995, due to the increase in research and development activities. Total general and administrative expenses decreased by $32,651 or 15% reflecting largely lower insurance rates.

  Interest income decreased from $45,441 to $21,692, reflecting the decrease in the Company's average cash balances.

  The Company's net loss increased from $597,682 to $686,414 or 16%, reflecting the Company's increase in operating expenses as noted above.

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

        (a)    The Company held an annual meeting of stockholders on August
               8, 1996.

        (b) At the meeting, the following persons were elected as Directors to serve until the annual meeting of stockholders in 1997 and until their successors have been elected and qualified:

                                      Votes in Favor       Votes Withheld
        Gerald J. Vosika, M.D.          13,618,860              28,480

        Carl Gilbert, Ph.D.             13,619,050              28,490

        Steve Kanzer                    13,618,910              28,430

        (c) Also at the meeting, a proposal was adopted by the votes indicated to amend the Company's Certificate of Corporation to change its corporate name to Endorex Corp.:

        In Favor                   13,599,655
        Against or Withheld            33,664
        Abstentions                    13,438
        Not Voted                     475,290

Item 5.  Other Information

  On July 25, 1995, the Company entered into an Employment Agreement with Michael S. Rosen to serve as the President, Chief Executive Officer and a Director of the Company. Mr. Rosen's employment with the Company commenced on August 19, 1996 and terminates on August 30, 2000. Mr. Rosen was elected a Director of the Company on August 22, 1996. Mr. Rosen was also granted a seven-year option to purchase 700,000 shares of the Company's Common Stock at an exercise price of $1.25 per share with such option to vest as to 100,000 shares on August 19, 1996 and quarterly thereafter at the rate of 25,000 shares per quarter through June 30, 1997, 37,500 shares per quarter through September 30, 2000, and 12,500 shares on December 31, 2000 at which time the option shall be fully vested. If Mr. Rosen's employment terminates prior to December 31, 2000 the option shall be exercisable thereafter only to the extent exercisable on the date of termination. The agreement contains other provisions, including, among others, a covenant restricting Mr. Rosen's ability to engage in activities competitive with the Company for the term of the agreement and for 18 months thereafter.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits filed with this Form 10-QSB.

          (i)  Employment Agreement dated July 25, 1996 with Michael Rosen.

          (ii) Option Agreement with Michael Rosen.

        (b) No report on Form 8-K was filed by the registrant during the fiscal quarter ended July 31, 1996.

                                 SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENDOREX CORPORATION





                              By _____________________________________
                                  Gerald J. Vosika
                                  Chairman and Director of the Company

Date _______________________

                              By ____________________________________
                                  James Burrow
                                  Chief Financial Officer

                            EMPLOYMENT AGREEMENT

                               By and Between
                          ImmunoTherapeutics, Inc.
                                     and
                              Michael S. Rosen



     Agreement made this 25th day of July, 1996, between ImmunoTherapeutics, Inc., a Delaware corporation (the "Company") and Michael S. Rosen (the "Executive").

     The Company is desirous of employing the Executive as its President, Chief Executive Officer and a Director, and the Executive is desirous of becoming employed by the Company in those capacities.

     The Company and the Executive desire to set forth in this Agreement the terms and conditions on which the Executive will be employed by the Company as its President, Chief Executive Officer and a Director.

     Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.   Employment

          The Company hereby agrees to employ the Executive, and the Executive hereby agrees to serve the Company, on the terms and conditions set forth herein.

     2.   Term

          The employment of the Executive by the Company as provided in
Section 1 will commence on August 19, 1996 and end on August 30, 2000, unless further extended or sooner terminated as hereinafter provided.

     3.   Position and Duties

          The Executive shall serve as President, Chief Executive Officer and a Director of the Company, and shall have such responsibilities and authority consistent with those positions as may, from time to time, be assigned to the Executive by the Board of Directors of the Company. The Executive shall devote substantially all his working time and efforts to the business and affairs of the Company. Executive may remain a director of Pharma Mar, S.A. and, subject to the prior approval of the Company's Board of Directors, may be elected a director of one or more other corporations, provided, however, time expended by the Executive in connection with serving as a director of Pharma Mar S.A. and such other corporations shall be treated as vacation time by the Company.

     4.   Place of Performance

          In connection with the Executive's employment by the Company, the Executive shall be based at the principal executive offices of the Company intended to be located in Chicago, Illinois, except for required travel on the Company's business.

     5.   Compensation and Related Matters

          (a) Salary. During the period of the Executive's employment hereunder, the Company shall pay to the Executive a salary at a rate of not less than $200,000 per annum in equal monthly or other installments, which salary shall be increased to $225,000 per annum following the receipt by the Company of $3,000,000 in aggregate equity financings following the commencement of the term of the Executive's employment hereunder. The Executive's salary shall be subject to an annual review commencing twelve
(12) months following the commencement of the term of the Executive's employment hereunder.

          (b) Bonuses. At the end of the first year of employment, Executive shall be entitled to a bonus of up to $100,000 based upon meeting mutually agreed to milestones. In addition, at the discretion of the Board of Directors of the Company, Executive shall also be eligible for a bonus of up to $100,000.

          (c) Expenses. The Company shall reimburse Executive for all normal, usual and necessary expenses incurred by Executive in furtherance of the business and affairs of the Company (including up to $50,000 of reasonable relocation expenses for Executive and his family, and travel between Spain and the U.S.), against receipt by the Company of appropriate vouchers or other proof of the Executive's expenditures and otherwise in accordance with such expense reimbursement policy as may, from time to time, be adopted by the Board of Directors of the Company.

          (d) Other Benefits. The Company shall provide to Executive paid medical (including for the benefit of the dependents of Executive), long-term disability and life insurance up to $1,000,000. In addition, the Company shall maintain in full force and effect, and the Executive shall be entitled to participate in, all of its employee benefit plans and arrangements in effect on the date hereof or plans or arrangements providing the Executive with at least equivalent benefits thereunder (including, without limitation, each pension and retirement plan and arrangement, supplemental pension and retirement plan and arrangement, stock option plan, life insurance and health and accident plan and arrangement, medical insurance plan, disability plan, survivor income plan, relocation plan and vacation plan). The Company shall not make any changes in such plans or arrangements which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of or benefits to the Executive as compared with any other executive of the Company. The Executive shall be entitled to participate in or receive benefits under any employee benefit plan or arrangement made available by the Company in the future to its executives and key management employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Nothing paid to the Executive under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section.

          (e) Vacations. The Executive shall be entitled to three (3) weeks of vacation in each year of his employment. The Executive shall also be entitled to all paid holidays given by the Company to its executives.

          (f) Services Furnished. The Company shall furnish the Executive with office space, stenographic assistance and such other facilities and services as shall be suitable to the Executive's position and adequate for the performance of his duties as set forth in Section 3 hereof.

          (g) Options. Subject to execution of this Agreement, Executive shall have been granted an option on July 16, 1996 to purchase 700,000 shares of the Company's Common Stock, exercisable for a period of seven (7) years at an exercise price of $1.25 per share (the fair market value of the Common Stock on July 16, 1996, based on the bid quotations for the Common Stock in the over-the-counter market on that date). Such option shall vest and become exercisable at the rate of (i) 100,000 shares on August 19, 1996,
(ii) a cumulative additional 25,000 shares at the close of business on the last day of each calendar quarter commencing September 30, 1996 through June 30, 1997, (iii) a cumulative additional 37,500 shares at the close of business on the last day of each calendar quarter commencing September 30, 1997 through September 30, 2000, and (iv) an additional 12,500 shares at the close of business on December 31, 2000, at which time this option shall have vested in full. If Executive's employment with the Company shall terminate before such option is fully vested, such option shall be exercisable only to the extent the option is exercisable on the date Executive's employment terminates. The grant of the foregoing option shall not preclude the participation of the Executive in any other stock option plan of the Company.

     6.   Offices

          The Executive agrees to serve without additional compensation, if elected or appointed thereto, as a Director of any of the Company's subsidiaries and in one or more executive offices of any of the Company's subsidiaries, provided that the Executive is indemnified for serving in any and all such capacities on a basis no less favorable than is currently provided by Article VII of the Company's By-Laws. Executive agrees that, upon termination of his employment with the Company for any reason whatsoever, he will resign from all positions as an executive officer and Director of the Company and all of its subsidiaries.

     7.   Confidential Information

          Executive covenants and agrees that he will not (except as required in the course of his employment), while in the employment of the Company or thereafter, communicate or divulge to, or use for the benefit of himself, or any other person, firm, association or corporation, without the consent of the Company, any information concerning any inventions, discoveries, improvements, processes, formulas, apparatus, equipment, methods, trade secrets, research, secret data, costs or uses or purchasers of the Company's products, research activities, immunopharmaceutical agents, or services, or other confidential matters possessed, owned, or used by the Company that may be communicated to, acquired by, or learned of by the Executive in the course of, or as a result of, his employment with the Company. All records, files, memoranda, reports, price lists, customer lists, drawings, plans, sketches, documents, equipment, and the like, relating to the business of the Company, which the Company shall use or prepare or come into contact with, shall remain the sole property of the Company.

     8.   Competition

          (a) During the period of the Executive's employment by the Company, and for a period of eighteen (18) months after such employment (whether such employment shall have ended by reason of the expiration or termination of this Agreement or otherwise), Executive will not (i) engage in; (ii) have any interest in any person, firm, or corporation that engages in; or (iii) perform any services for any person, firm, or corporation that engages in competition with the Company, or any of its subsidiaries in the development, research relating to, manufacture, processing, marketing, distribution, or sale of any products that were the subject of research activities, developed, licensed, manufactured, processed, distributed, or sold by the Company, or any of its subsidiaries, at any time during the period of his employment by the Company, in any area in which such business shall be carried on.

          (b) Executive will not, directly or indirectly, employ, solicit for employment, or advise or recommend to any other person that they employ or solicit for employment, any employee of the Company during the period of Executive's employment by the Company and for a period of two (2) years thereafter.

          (c) Notwithstanding any provision of this Section 8 to the contrary, Executive may own no more than three percent (3%) of the total shares of all classes of stock outstanding of any corporation having securities registered with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

          (d) Executive represents that his experience and capabilities are such that the provisions of this Section 8 will not prevent him from earning a livelihood.

     9.   Termination

          Notwithstanding any provision of this Agreement to the contrary, Executive's employment shall terminate upon his death, and the Company at any time may terminate his employment by giving him written notice of such termination (i) for cause, as hereinafter defined; (ii) if Executive shall violate any of the provisions of Sections 7 or 8 hereof; or (iii) if Executive shall become physically or mentally incapacitated and by reason thereof unable to perform his duties here under for a period of ninety (90) consecutive days. For the purpose of clause (i) of this subsection 9, ``for cause'' shall mean any of the following events: (x) conviction in a court of law of any crime or offense involving money or other property of the Company, or any of its subsidiaries, or any felony, or (y) violation of specific written directions of the Board of Directors of the Company, provided, however, no discharge shall be deemed ``for cause'' under this clause (y) unless Executive shall have first received written notice from the Board of Directors of the Company advising of the acts or omissions that constitute such violation, and such violation continues uncured for a period of thirty (30) days after Executive shall have received such notice.

     10.  Compensation Upon Termination

          In the event Executive's employment hereunder is terminated otherwise than for cause, or Executive terminates his employment as a consequence of the Company's breach of this Agreement, Executive shall be entitled to receive as severance his base salary for one (1) year following such termination (plus bonuses earned but not yet paid), subject to setoff for amounts earned from alternative employment.

     11.  Successors; Binding Agreement

          (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this
Section 11, or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

          (b) This Agreement, and all rights of the Executive hereunder, shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amounts would still be payable to him hereunder if he had continue to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

     12.  Notice

          For the purposes of this Agreement, notices, demands and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or (unless otherwise specified) mailed by United States registered mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:

          Michael S. Rosen





          If to the Company:

          ImmunoTherapeutics, Inc.
          3233 Fifteenth Street South
          Fargo, North Dakota  58104
          Attention:  Gerald Vosika, M.D.


or to such other address as any party may have furnished to the others in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     13.  Miscellaneous

          No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the parties hereto. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of North Dakota.


     14.  Validity

          The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     15.  Counterparts

          This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

     16.  Arbitration

          Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators, in Chicago, Illinois, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. The expense of such arbitration shall be borne by the Company.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the date and year first above written.


                              ImmunoTherapeutics, Inc.




  /s/  Fenfeng Ma                  By:    /s/ Gerald Vosika
Attest                             Name:  Gerald Vosika
                                   Title:  President




                                          /s/ Michael S. Rosen
                                              Michael S. Rosen

                          IMMUNOTHERAPEUTICS, INC.
                           STOCK OPTION AGREEMENT

     ImmunoTherapeutics, Inc., a Delaware corporation (the "Company"), in consideration of, and as an inducement to Michael S. Rosen (the "Officer") becoming employed by the Company pursuant to an Employment Agreement dated July 7, 1996, grants to Officer a stock option to purchase up to 700,000 shares of the Company's Common Stock (the "Shares") at a price of $1.25 per share (the "Purchase Price"), all on the following terms and conditions.

     1. The Officer may exercise this stock option, from time to time in whole or in part, at any time with respect to (i) 100,000 shares on and after August 19, 1996, (ii) a cumulative additional 25,000 shares at the close of business on the last day of each calendar quarter commencing September 30, 1996 through June 30, 1997, (iii) a cumulative additional 37,500 shares at the close of business on the last day of each calendar quarter commencing September 30, 1997 through September 30, 2000, and (iv) an additional 12,500 shares at the close of business on December 31, 2000, at which time this option shall have vested in full; provided, however, if the Officer's employment with the Company shall terminate before this Option has fully vested, this Option shall thereafter be exercisable only to the extent this Option is exercisable on the date the Officer's employment terminates. To the extent exercisable, this Option shall terminate on August 19, 2003.

     2. This stock option shall not be transferable by the Officer, except by will or the laws of descent and distribution and, during the Officer's life, shall be exercisable only by the Officer. If this stock option shall not have been exercised in full prior to the death of Officer, it may be exercised at any time thereafter, to the extent exercisable on the date of death of the Officer, through the expiration date of this Option by the Officer's estate or a person who acquired the right to exercise this stock option by bequest or inheritance or by reason of the death of Officer.

     3. Subject to paragraph 1 hereof, this Stock Option may be exercised in whole or in part, from time to time, by delivery to the Secretary of the Company of a written notice specifying the number of Shares desired to be purchased and accompanied by full payment of the Purchase Price, at the election of the Officer, in cash and/or by delivery of certificate(s) duly endorsed for transfer, in shares of the Company's Common Stock already owned by the Officer or such other person as may exercise this Stock Option. Any shares endorsed and delivered to the Company in payment of the Purchase Price shall be valued on the basis of the price of the last transaction on any national securities exchange or other quotation system on which the Company's Common Stock is listed or traded or on which quotations appear (or other appropriate market price) on the last business day preceding such exercise date on which there were sales or quotations. Herein, such price is referred to as the "Market Value." Any fractional share not required for payment of the Purchase Price shall be paid for by the Company in cash on the basis of the same value utilized for such exercise.

     4. Unless the issuance of the Shares purchased upon the exercise of this Stock Option is registered with federal and state regulatory authorities, or is determined by counsel for the Company to be exempt from such registration, the Officer shall be required to execute and deliver to the Company an investment representation in connection with such exercise and purchase, and transfer of the Shares received shall be appropriately restricted and requisite legends placed upon the certificates for the Shares.

     5. If and to the extent that the number of issued shares of Common Stock of the Company shall be increased or reduced by change in par value, split up, reclassification, distribution of a dividend payable in stock, share combination, or the like, the number of shares subject to this Stock Option and the Purchase Price per share shall be proportionately adjusted. Additionally, in the event that the Company effects or is a party to a statutory merger, consolidation or other reorganization, then shares in the surviving corporation receivable by shareholders of the Company upon such statutory merger, consolidation or other reorganization (or cash or other property, in the event cash or other property is receivable by shareholders of the Company) will be substituted for the Company's shares subject to this Stock Option at the valuation established in such statutory merger, consolidation or reorganization. In the event of the sale of all or substantially all the assets of the Company (other than a sale, leaseback or other financial transaction), the Company shall cause provision to be made so that the Officer by exercising this Stock Option, shall have the right and option to purchase the kind and number of shares of stock or other securities or property (including cash) receivable upon such sale by a holder of the number of shares of Common Stock that might have been purchased upon exercise of this Stock Option immediately prior to such sale.

     6. In the event of a "merger or sale transaction" (as hereinafter defined) involving the Company, this Option shall fully vest at the time of completion of the "merger or sale transaction," notwithstanding anything to the contrary contained herein. The Executive agrees to continue to provide services to and be employed by the "surviving corporation," if so requested, for at least one (1) year after completion of the "merger or sale transaction" pursuant to the terms of his employment by the Company at the time of completion of the "merger or sale transaction." A "merger or sale transaction" is defined as a merger, consolidation, reorganization, or sale of all or substantially all of the assets of the Company (other than in a transaction where the Company is the surviving entity or the Company's shareholders prior to such transaction hold, after consummation of such transaction, a majority of the outstanding voting stock of the combined entity) with or to a non-affiliated entity. The "surviving corporation" is defined as the corporation or other entity that is the surviving entity in a merger or sale transaction to which the Company is a party.

     IN WITNESS WHEREOF, this Stock Option Agreement is dated as of July 16,
1996.



                              ImmunoTherapeutics, Inc.





   /s/ Fenfeng Ma             By:     /s/ Gerald Vosika
Witness                            Name:  Gerald Vosika
                                   Title:  President