Form 10QSB/A
period 1996-07-31
ENDOREX CORP
filed 1996-10-28
CIK 812796

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

                                        IMMUNOTHERAPEUTICS, INC.



                                    __/s/__________________
                                    Gerald J. Vosika
                                    President and Director of the Company



                                    __/s/__________________
                                    James W. Burrow
10/28/96                            Chief Financial Officer
