Form 10QSB
period 1996-10-31
ENDOREX CORP
filed 1996-12-12
CIK 812796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     October 31, 1996

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

                               ENDOREX CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheet as of October 31, 1996                         2

          Statements of Operations for the three
           and nine month periods ended October 31, 1996
           and October 31, 1995                                        3

          Statements of Cash Flows for the
           nine month periods ended October 31, 1996
           and October 31, 1995                                        4

          Condensed Notes to Financial Statements                      6

 Item 2.  Management's Discussion and Analysis of                      7-8
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

 Item 5.  Other Information                                            9

 Item 6.  Exhibits and Reports on Form 8K                              10

          Signatures                                                   10



                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                   October 31,
                                                                      1996
                                     ASSETS
Current assets:
 Cash and cash equivalents                                      $   1,339,901
 Prepaid Expenses                                                      42,608


    TOTAL CURRENT ASSETS                                        $   1,382,509


Office and lab equipment, Net of Accumulated Depreciation of
 $425,084.                                                      $     104,734
Patent issuance costs, Net of Accumulated Amortization of
 $30,188                                                              167,855

       TOTAL ASSETS                                             $   1,655,098

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $       41,118

       TOTAL CURRENT LIABILITIES                                $       41,118

STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value. Authorized 500,000 shares;
    none issued and outstanding                                 $          --
   Common stock, $.001 par value. Authorized 50,000,000 shares;
    issued 18,041,675; outstanding 16,262,047                           18,081
   Additional paid-in capital                                       11,519,812
(Deficit) accumulated during the development stage                  (9,480,163)
   Total                                                         $   2,057,730
   Treasury Stock, at cost, 1,779,628 shares                          (443,750)

TOTAL STOCKHOLDERS' EQUITY                                       $   1,613,980

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   1,655,098
<F/N>
          See accompanying condensed notes to financial statements



                            ENDOREX CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                           Cumulative from
                                                           February 15, 1985
                          Three Months Ended October 31,   (date of inception)
                           1996                1995        to October 31, 1996

SBIR contract revenue    $         --        $         --        $    100,000

Operating expenses:
  SBIR contract research
   and development       $         --        $          --             86,168
  Proprietary research
   and development            287,985        $     235,308          7,348,574
  Rent expenses                13,809        $      12,877            385,969
  General and Admini-
   strative expenses     $    252,409        $      53,742          2,535,352

Total Operating Expenses $    554,202        $     301,927         10,356,061

(Loss) from Operations   $   (554,202)       $    (301,927)      $(10,256,061)

Other Income             $         --        $          --       $      1,512

Interest Income          $     17,256        $      16,956       $    815,024

Interest Expense         $         --        $          --       $    (40,638)

Net (Loss)               $   (536,946)       $    (284,971)      $ (9,480,163)

Net (Loss) per share     $      (0.03)       $       (0.05)

Weighted average common
 shares outstanding        16,262,047            5,272,048

<F/N>
              See accompanying condensed notes to financial statements


                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

                         STATEMENTS OF OPERATIONS  (cont.)
                                    (UNAUDITED)

                                                           Cumulative from
                                                           February 15, 1985
                         Nine Months Ended October 31,     (date of inception)
                           1996              1995          to October 31, 1996
SBIR contract revenue    $           --      $           --      $    100,000

Operating expenses:
  SBIR contract research
   and development       $           --      $           --            86,168
  Proprietary research
   and development              796,818      $       646,853        7,348,574
  Rent expenses                  30,566      $        29,284          385,969
  General and Admini-
   strative expenses     $      434,926      $       268,910        2,535,352
Total Operating Expenses $    1,262,308      $       945,047       10,256,061

(Loss) from Operations   $   (1,262,308)     $      (945,047)   $ (10,256,061)

Other Income             $           --      $            --    $       1,512

Interest Income          $       38,948      $        62,397    $     815,024

Interest Expense         $           --      $            --    $     (40,638)

Net (Loss)               $   (1,223,360)     $      (882,650)   $  (9,480,163)

Net (Loss) per share     $        (0.75)     $         (0.17)

Weighted average common
 shares outstanding          16,262,047            5,272,048

<F/N>
              See accompanying condensed notes to financial statements

                                        3a


                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                           Cumulative from
                                                           February 15, 1985
                          Nine Months ended October 31,    (date of inception)
                             1996              1995        to October 31, 1996
OPERATING ACTIVITIES:
 Net (loss)               $ (1,223,360)       $  (882,650)      $ (8,943,217)
 Adjustments to Reconcile
  Net (Loss) to Cash
  Provided by Operating
  Activities:
 Depreciation and
  Amortization            $    121,824       $   144,371            851,097
 Amortization of
  Discounted Note
  Receivable                        --                --                 --
 Amortization of
  Deferred Revenue                  --                --                 --
 Amortization of
  Deferred Compensation             --            13,500            131,786
 Excess of Fair Market
  Value Over Option
   Price on Non-Qualified
   Stock Options Granted            --            (5,474)           283,680
 Gain on Sale of Assets             --                --               (740)
 Write-off on Patent
  Issuance Cost                     --                --            101,006

 Changes in Assets and
  Liabilities:
 (Increase) Decrease in:
   Prepaid Expenses              1,697           (38,457)           (42,610)
(53,826)

 Increase (Decrease) in:
   Accounts Payable and
    Accrued Expenses           (43,109)          (51,605)           104,273
   Accrued Salaries             26,868               124             26,868)
   Accrued Payroll Taxes          (114)               --               (114)
   Deleware Franchise Tax $         --       $    (4,151)      $         --
 Total Adjustments        $    107,156       $  (131,222)      $  1,485,120

NET CASH - OPERATING
  ACTIVITIES - Forward    $ (1,116,204)      $  (747,438)      $ (7,795,043)

INVESTING ACTIVITIES:
 Patent Issuance Cost     $     (6,176)      $   (60,959)      $   (299,049)
 Organizational Costs
  Incurred                          --                --               (135)
 Deposit on Leasehold
  Improvements                      --                --             (5,000)
 Purchase of Leasehold
  Improvements                      --                --           (414,671)
 Purchases of Office
  and Lab Equipment            (18,988)           (6,628)          (535,970)
 Proceeds from Assets Sold          --                --              1,000

NET CASH - INVESTING
 ACTIVITIES - Forward     $    (25,164)      $   (67,587)      $ (1,253,765)

<F/N>
          See Accompanying Condensed Notes to Financial Statements


                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                          Cumulative from
                                                          February 15, 1985
                          Nine Months ended October 31,   (date of inception)
                            1996              1995        to October 31, 1996
  NET CASH - OPERATING
  ACTIVITIES - Forwarded  $ (1,116,204)      $  (747,428)      $  (7,795,043)

  NET CASH - INVESTING
  ACTIVITIES - Forwarded  $    (25,164)      $   (67,587)      $  (1,253,765)


FINANCING ACTIVITIES:
 Net Proceeds from
  Issuance of Common Stock $ 1,314,609       $        --       $  10,909,485
 Proceeds from Exercise of
  Options                      144,540                --             144,627
 Proceeds from Borrowings
  from President                    --                --              41,333
 Repayment of Borrowings
  from President                    --                --             (41,333)
 Proceeds from Borrowings
  Under Line of Credit              --                --             300,000
 Repayment of Borrowings
  Under Line of Credit              --                --            (300,000)
 Proceeds from Note
  Payable to Bank                   --                --             150,000
 Payments on Note
  Payable to Bank                   --                --            (150,000)
 Proceeds from Borrowings
  from Stockholders                 --                --              15,867
 Repayment of Borrowings
  from Stockholders                 --                --             (15,867)
 Advances from Parent
  Company                           --                --             135,000
 Payments to Parent
  Company                           --                --            (135,000)
 Repayment of Long-Term
  Note Receivable                                     --              50,315
 Repayment of Note Payable
  Issued in Exchange for
  Legal Service                     --                --             (71,968)
 Purchase of Treasury
   Stock                   $        --       $        --       $    (443,750)

 NET CASH - FINANCING
  ACTIVITIES               $ 1,459,149       $        --       $  10,588,709

 NET (DECREASE)INCREASE
  IN CASH AND CASH
  EQUIVALENTS              $   317,781       $   (815,015)     $   1,339,901

CASH AND CASH EQUIVALENTS-
  BEGINNING OF PERIODS     $ 1,022,119       $  2,236,156      $          --

CASH AND CASH EQUIVALENTS -
  END OF PERIODS           $ 1,339,901       $  1,421,141      $  1,339,901

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
     Cash paid during
     the periods for:
       Interest            $       --        $         --      $         --

<F/N>
           See accompanying Condensed Notes to Financial Statements

                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)


Financial Statements

     The Balance Sheet as of October 31, 1996, the Statements of Operations for the three and nine periods ended October 31, 1996 and 1995; and the cumulative period from February 15, 1985 (date of inception) to October 31, 1996; and the Statements of Cash Flows for the nine month periods ended
October 31, 1996 and October 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at October 31, 1996 and the results of operations and cash flows for the periods ended October 31, 1996 and October 31, 1995 have been made. All adjustments were of a normally recurring nature. The results of operations for interim periods are not necessarily indicative of the full fiscal year.

                                ENDOREX CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The Company is a development stage enterprise and expects no significant revenue from the sale of products for the current fiscal year.

  At January 31, 1996, and October 31, 1996, the Company had cash and cash equivalents of $1,022,120 and $1,339,900, respectively, and working capital of $1,008,943 and $1,341,391, respectively.

  The Company's current level of research and development activities r equires the expenditure of approximately $150,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources will be sufficient to support its current level of operations for at least through January 31, 1997. The Company's cash resources will not be sufficient to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified.
  There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.

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

  On October 25, 1996, the Company entered into an Employment Agreement with Michael S. Rosen to serve as the President, Chief Executive Officer and a Director of the Company. Mr. Rosen's employment with the Company commenced on August 19, 1996 and terminates on August 30, 2000. Mr. Rosen's initial salary pursuant to the agreement is $200,000. Mr. Rosen was elected a Director of the Company on August 22, 1996. Mr. Rosen was also granted a seven-year option to purchase 700,000 shares of the Company's Common Stock at an exercise price of $1.25 per share with such option to vest as to 100,000 shares on August 19, 1996 and quarterly thereafter at the rate of 25,000 shares per quarter through June 30, 1997, 37,500 shares per quarter through September 30, 2000, and 12,500 shares on December 31, 2000 at which time the option shall be fully vested. If Mr. Rosen's employment terminates prior to December 31, 2000 the option shall be exercisable thereafter only to the extent exercisable on the date of termination. The agreement contains other provisions, including, among others, a covenant restricting Mr. Rosen's ability to engage in activities competitive with the Company for the term of the agreement and for 18 months thereafter.

                             ENDOREX CORPORATION
                      (A DEVELOPMENT STAGE ENTERPRISE)

Item 2 (Cont.)      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

  On October 31, 1996, Dr. Gerald Vosika, the Chairman of the Board and a Director of the Company, purchased an aggregate of 2,100,000 shares of Common Stock on exercise of options.

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



Results of Operations

Nine Months Ended October 31, 1996 Compared With Nine Months Ended October 31, 1995.

  Total operating expenses for the nine months ended October 31, 1996 were $1,262,308 compared to $945,047 in the preceding year representing an increase of $317,261 or 34%.

  Proprietary research and development expenses increased by $149,965 to $769,818 in 1996 compared to $646,853 in 1995, due to the increase in research and development activities. Rent also increased by $1,282 reflecting a periodic increase per the lease agreement. Total general and administrative expenses decreased by $166,016 or 62% reflecting an increase in management personel and associated office facilities.

  Interest income decreased from $62,397 to $38,948, reflecting the decrease in the Company's cash balances resulting from its activities.

  The Company's net loss increased from $882,650 to $1,223,360 or 39%, reflecting the Company's increase in administrative personnel and travel.

                             ENDOREX CORPORATION
                      (A DEVELOPMENT STAGE ENTERPRISE)

Item 6                EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits
             None.

        (b)  Reports on Form 8-k
             None.

                                 SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENDOREX CORPORATION




                              By _/s/____________________________________
                                  Gerald J. Vosika
                                  President and Director of the Company

Date December 5, 1996

                              By _/s/___________________________________
                                  James Burrow
                                  Chief Financial Officer
