Form 10KSB
period 1997-01-31
ENDOREX CORP
filed 1997-05-01
CIK 812796

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-KSB

(Mark One)
[ ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
     	OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
		For the fiscal year ended

[x] 	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	For the transition period from February 1, 1996 to December 31, 1996

                    Commission File Number 0-11572

                              Endorex Corp.
               (Name of small business issuer in its charter)

            Delaware                                    41-1505029
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)		         Identification No.)

         900 North Shore Drive
         Lake Bluff, Illinois                              60044
      (Address of principal executive offices)           (Zip Code)

     Issuer's telephone number, including area code:  847-604-7555

    ImmunoTherapeutics, Inc., 3233 15th Street South, Fargo, ND 58104,
                       January 31, 1996
           (Former name, former address and former fiscal year, if changed since last report)

      Securities registered under Section 12(b) of the Exchange Act:
    Title of Each Class          Name of each exchange on which registered
                            None

       Securities registered under Section 12(g) of the Exchange Act:
                Common Stock, par value $.001 per share
                    Common Stock Purchase Warrants
                          (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      [X]                No        [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for its most recent fiscal year were - $-0-.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of April 8, 1997 was $2,414,186. Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

As of April 8, 1997 the issuer had 16,318,870 shares of Common Stock outstanding.



                  DOCUMENTS INCORPORATED BY REFERENCE

                                  None

                                 PART I

ITEM 1.  BUSINESS.

The Company

Endorex Corp. (the "Company") is a development stage biotechnology company which was originally named ImmunoTherapeutics, Inc. Its stated purpose was to focus on immunotherapy for cancer treatment. Under its original management, the Company developed two principal product candidates, ImmTher(R) and Theramide(TM), muramyl dipeptide ("MDP") based compounds that have undergone clinical trials involving human patients. ImmTher has been under development by the Company since October 1985 and Theramide has been under development since April 1990; however, neither product has yet been approved for sale by the United States Food and Drug Administration (the "FDA") or otherwise commercialized.

In March 1996, Dominion Resources, Inc. ("Dominion") purchased 5,000,000 shares of the Company's Common Stock. In June 1996, the Aries Fund and the Aries Domestic Fund, L.P. (collectively, "Aries") purchased 4,000,000 of such shares from Dominion and 5,000,000 additional shares of Common Stock of the Company. The Company was incorporated under the laws of the state of Delaware in 1987. The Company's principal executive office is located at 900 North Shore Drive, Lake Bluff, Illinois 60044 and its telephone number is (847) 604-7555.


Business

Research and development expenditures for the periods ending December 31 and January 31, 1996 were approximately $1.1 million and $900,000, respectively. The Company has expanded its original research and development focus to include the broader area of immune response regulation and its role in preventing and treating infectious diseases, cancer and inflammatory diseases. The Company is also focusing on acquiring complementary and more advanced stage technologies, in addition to developing its existing technologies. To this end, the Company established its majority owned subsidiary, Orasomal Technologies, Inc. ("Orasomal") in October 1996 to develop oral delivery technology for increased patient compliance and ease of therapy administration. In December 1996, Orasomal obtained an exclusive license from the Massachusetts Institute of Technology ("M.I.T.") for technology for the oral delivery of vaccines, allergens and therapeutics via stable liposomal technology.

In addition to the Orasomal technology, ImmTher and Theramide, the Company's current portfolio of products includes an additional group of compounds discovered by the Company. This latter group is composed of proprietary technology in the area of cell adhesion inhibition.

Oral Delivery Technology -- Orasomal was formed to develop technology licensed from M.I.T. for the oral delivery of vaccines, allergens and therapeutics via stabilized liposomes. The M.I.T. technology focuses on the expanding arena of delivery of therapies to the body's mucosal surfaces by oral administration. The Company believes that the technology will enable effective oral delivery of therapeutic compounds, proteins, hormones, allergens and vaccines previously thought to be unsuitable for oral administration by targeting delivery to specific cells lining the body's mucosal surfaces. The M.I.T. technology is based on lipids that can be easily assembled into structures that efficiently capture drugs and proteins (polymerized liposomes).
These liposomal structures can bypass the destructive action of stomach acids and intestinal degradative enzymes and are efficiently taken up by the key cells of the intestinal tract. Efficient uptake from the intestinal tract results in effective delivery of fragile proteins and poorly absorbable drugs. Because of the unique ability of cross-linked liposomes to withstand detergent activity of bile salts, digestive enzymes and gastric acids, these liposomal structures provide a novel liposome technology to be utilized practically and commercially for the oral delivery of vaccines, hormones, protein drugs and other therapeutics. Historically, liposomes have been used to aid in the delivery of injectable vaccines and drugs, but have not been practical for oral delivery because of instability and low uptake rates.

The Company has initiated pre-clinical development of an oral influenza vaccine using the M.I.T. technology. Currently available influenza vaccines are injectable and not as effective as desired for the elderly population. An industry report estimates that over 50 million Americans receive influenza shots each year and that an increasing segment of this patient population is elderly. This report also estimates that the United States market for influenza vaccines will reach $355 million in 1997. The Company believes that an oral influenza vaccine could be preferable because of the ease of administration and increased compliance and could extend usage into the pediatric population.

The Company also believes that the M.I.T. technology will enable oral delivery of existing drugs that penetrate poorly or do not survive the intestinal environment. Such drugs include hormones, such as insulin and human growth hormones, and chemotherapy. The Company has completed initial experimental work with insulin and plans to further evaluate this technology for insulin and other drugs.

Macrophage Activators -- The Company is engaged in the research and develop-ment of MDP based compounds. These compounds, intended for use as immuno-pharmaceutical agents, activate macrophages. Macrophages are cells found in the blood which recognize and destroy malignant cells and invading microbes. A macrophage under the influence of drugs or lymphokines (substances produced by certain lymphocytes which influence other cells) become more active in the destruction of malignant cells and microbes and are referred to as
"activated macrophages."   Such activated macrophages bind strongly and
irreversibly to malignant cells and microbes and secrete locally substances which kill the malignant cell or microbe. The Company believes that its proprietary macrophage activator, ImmTher, a derivative of MDP, assists the body's effort to destroy cancerous and other infected cells.

ImmTher was originally evaluated in Phase I and Phase II clinical trials for colorectal cancer with limited response. Currently, the Company is evaluating, in conjunction with two major United States cancer centers, the initiation of new clinical trials with ImmTher in various pediatric tumors.

The Company also believes that another use of ImmTher may be as adjunct therapy in the treatment of fungal and bacterial infections in immuno-compromised patients (e.g., HIV and leukemia), due to its ability to stimulate the immune response. The Company believes that current antifungal/antibacterial therapy could be enhanced by the addition of a macrophage activator and is currently evaluating such activity in animal models with the assistance of two universities.

Vaccine Adjuvants -- The Company is engaged in development activity for a second MDP compound called Theramide which is intended for use as a vaccine adjuvant. Adjuvants are compounds or biologicals which are used to augment the immune response when used with a particular vaccine. Immunization is designed to induce antibodies in the blood that can neutralize viruses or bacteria. To develop immunity by vaccination to cancer and chronic viral infectious diseases, it is necessary to kill specific cells of the immune system
(cellular immunity).

Theramide has been found to induce cellular immune responses in experimental vaccines for certain cancers and infectious agents, such as herpes and HIV. The Company is pursuing further development of Theramide in cancer and infectious disease vaccines and is currently completing pre-clinical work intended for filing of an Investigational New Drug Application ("IND") in the United States for an injectable influenza vaccine. Theramide has been previously evaluated in a Phase I clinical trial for cancer and no significant toxicity was observed.

Adhesion Inhibitors--The Company has discovered and synthesized a new class of compounds designed to treat inflammatory diseases. These compounds inhibit the ability of inflammatory cells to adhere to blood vessel surfaces and to each other ("Adhesion Inhibitors"). Cell adhesion initiates the injurious inflammatory response seen in numerous chronic autoimmune diseases, such as rheumatoid arthritis and multiple sclerosis. In addition, cell adhesion is also involved in acute inflammatory responses following traumatic injury such as myocardial infarction or spinal trauma. Initial in vivo animal studies to date have demonstrated that the Company's group of Adhesion Inhibitors are active in inflammatory diseases.

University Research Collaborations--The Company has established research collaborations with several universities for the development of new vaccines and therapeutics based on the Company's proprietary compounds. The following universities are involved with the Company in different stages of its pre-clinical research program:

      ** University **                      	      ** Program **

University of California - San Francisco     Role of cellular immunity in
                                             HIV infection

Utah State University	                       Development of viral vaccines

University of Pennsylvania                   Control and initiation of
                                             immune response in vaccines

Southern Research Institute                  Vaccines (and therapies) for
                                             mycobacterial infections

University of Pittsburgh                     Vaccines (and therapies) for
                                             mycobacterial infections

University of Illinois - Chicago             Therapeutics for mycobacterial
                                             infections

Government Regulation

Prior to marketing, each of the Company's products must undergo an extensive regulatory approval process conducted by the FDA and applicable agencies in other countries. The process, which focuses on safety and efficacy and includes a review by the FDA of preclinical testing and Clinical trials and investigating as to whether good laboratory and clinical practices were maintained during testing, takes many years and requires the expenditure of substantial resources. The Company is, and will be, dependent on the external laboratories and medical institutions conducting its preclinical testing and clinical trials to maintain both good laboratory practices established by the FDA and good clinical practices. Data obtained from preclinical and clinical testing are subject to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in FDA policy for drug approval during the period of development and by the requirement for regulatory review of each submitted Product License Approval or New Drug Application. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any of the Company's product candidates. Moreover, such approval may entail significant limitations on the indicated uses for which a drug may be marketed. Even if such regulatory approval is obtained, a marketed therapeutic product and its manufacturer are subject to continual regulatory review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturing, including withdrawal of such product from the market. Change in the manufacturing procedures used by the Company for any of the Company's approved drugs are subject to FDA review, which could have an adverse effect upon the Company's ability to continue the commercialization or sale of a drug. The process of obtaining FDA and foreign regulatory approval is costly and time consuming, and there can be no assurance that any product that the Company may develop will be deemed to be safe and effective by the FDA. The Company will not be permitted to market any product it may develop in any jurisdiction in which the product does not receive regulatory approval.

Patents and Other Proprietary Rights

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's success will depend, in part, on its ability to enjoy or obtain protection for its products and technologies under United States and foreign patent laws and other intellectual property laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that the research conducted by or on behalf of the Company will result in any patentable technology or products. Even if patents are obtainable, the procedure for obtaining patents is expensive, time consuming and can be subject to lengthy litigation. Moreover, it is possible, with respect to some patentable items, that the Company may conclude that better protection would be afforded by not seeking patents. Although the Company has endeavored and will continue to endeavor to prevent disclosure of any confidential information by adopting a policy to bind its scientific advisors and scientific and management employees and consultants by confidentiality agreements, there can be no assurance that such information will not be wrongfully disclosed. Any such disclosure would likely have an adverse effect on the Company. The Company currently has two patents issued and four patent applications pending in the United
States and foreign countries. Although the Company intends to apply for additional patents, there can be no assurance that the Company will obtain patents either under the pending applications or any future applications or that any of its existing or any future patent will provide effective protection against competitive products. If patent or other proprietary rights cannot be obtained and maintained by the Company, its products may face significantly increased competition.

The application of patent law to the area of biotechnology is relatively new and has resulted in considerable litigation. The ability of the Company to obtain patents, licenses and similar rights and the nature, extent and enforceability of the intellectual property rights, if any, that are obtained as a result of its research programs involve complex legal and factual issues. The issues are more significant with respect to any product based upon natural substances, for which available patent protection may be limited due to the prior use or reported utility of such products (or their natural sources) to treat various disorders or diseases. There can be no assurance as to the degree of protection that proprietary rights, when and if established, will afford the Company. To the extent that the Company relies on trade secret protection and confidentiality agreements to protect technology, there can be no assurance that others will not independently develop similar technology, or otherwise obtain access to the Company's findings or research materials embodying those findings.

There is also a substantial risk in the rapidly developing biotechnology industry that patents and other intellectual property rights held by the Company could be infringed by others or that products developed by the Company or their method of manufacture could be covered by patents owned by other companies. To the extent that any infringement should occur with respect to any patents issued to the Company or licenses granted to the Company, or if the Company is alleged to have infringed on patents or licenses held by others, the Company could be faced with the expensive prospect of litigating such claims; if the Company were to have insufficient funds on hand to finance its litigation, it might be forced to negotiate a license with such other parties or to otherwise resolve such a dispute on terms less favorable to the Company than could result from successful litigation.


Product Liability

The testing and marketing of pharmaceutical products entails an inherent risk of exposure to product liability claims from adverse effects of products. The Company has obtained liability insurance with limits of liability of $1,000,000 for each claim and $3,000,000 in the aggregate. There is no assurance that current or future policy limits will be sufficient to cover all possible liabilities. Further, there can be no assurance that adequate product liability insurance will continue to be available in the future or that it can be maintained at reasonable costs to the Company. In the event of a successful product liability claim against the Company, lack or insufficiency of insurance coverage could have an adverse effect on the Company.


Manufacturing and Marketing

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

Competition

There is substantial competition in the pharmaceutical field in general and in vaccine development and liposomal formulation in particular. The Company's competitors include companies with financial resources, and licensing, research and development staffs and facilities substantially greater than those of the Company. Competitors in the vaccine development field include major pharmaceutical companies, specialized biotechnology firms, universities and governmental agencies, including American Home Products, the Merck Company, SmithKline Beecham, MedImmune, Aviron and Chiron. Competitors in the liposomal formulation field include The Liposome Company, NexStar and Sequus. Many competitors have greater experience than the Company in undertaking preclinical testing and clinical trials and obtaining FDA and other regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing similar technologies and products more rapidly than the Company and that these technologies and products will not be more effective than any of those that are being or will be developed by the Company, or that such competitors' technologies and products will not render the Company's technologies and products obsolete or noncompetitive.


Employees

The Company currently has twelve full-time and two part-time employees. Eight full-time research and development personnel are currently employed in drug development and quality control.

Certain Factors that may Effect Future Results, Financial Condition and the Market Price of Securities

Need for Substantial Additional Funds -- The Company will require substantial additional funds to finance its business activities on an ongoing basis. The Company currently estimates that it will cost at least $10,000,000 to complete the product development, manufacturing requirements and clinical trials necessary to allow commercial sale of its macrophage activator product for cancer treatment and/or infectious diseases, ImmTher, in the United States. The Company's actual future capital requirements will depend on numerous factors, including, but not limited to, progress in its research and develop-ment programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses to patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company is currently attempting to raise funds through a proposed private placement (See Plan of Operations). The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other additional funds.

Because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to accept unfavorable alternatives, including (i) the delay, reduction or elimination of research and development programs, capital expenditures, and marketing and other operating expenses, (ii) arrangements with collaborative partners that may require the Company to relinquish material rights to its products that it would not otherwise relinquish, or (iii) a merger of the Company or a sale of the Company or its assets. See "History of Losses; Going Concern Reports, Uncertainty of Future Financial Results."

Early Stage of Development -- The Company's product candidates are in the early stages of research and development and no revenues have been generated to date from product sales, nor are any product revenues expected for at least the next several years, if at all. ImmTher has completed some Phase II clinical trials for cancer with limited response and Theramide has completed certain Phase I clinical trials for cancer with limited response. The Company is currently evaluating ImmTher for additional trials as an anti-cancer and anti-infective agent and Theramide for new Phase I trials for a vaccine program. The Company's other product candidates are in the preclinical and early preclinical evaluation stages. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with early-stage biopharmaceutical development. The risks include, but are not limited to, the possibilities that any or all of the Company's potential products will be found to be ineffective or toxic, or fail to receive necessary regulatory clearances in the United States or abroad. To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, introduce and successfully market at a profit products that are currently in the research and development phase. The Company is currently not profitable, and no assurance can be given that the Company's research and development efforts will be successful, that required regulatory approvals will be obtained, that any of the Company's proposed products will be safe and effective, that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance, or that such products can be marketed at prices that will allow profitability to be achieved or sustained. Failure of the Company to successfully develop, obtain regulatory approval for, introduce and market its products under development would have a material adverse effect on the business, financial condition and results of operations of the Company.

History of Losses; Going Concern Reports; Uncertainty of Future Financial Results -- The Company has experienced significant operating losses since its inception, and expects to incur losses for the next several years. As of December 31, 1996, the Company's accumulated deficit was $10,219,680. The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements at December 31, 1996, which paragraph expresses substantial doubt concerning the Company's ability to continue as a going concern. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the success of the Company in securing collaborative partners and the progress of research and preclinical and clinical development programs. The Company's ability to attain profitability will depend, among other things, on its successfully completing development of its product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing capabilities and obtaining sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

Limited Experience and Dependence on Third Parties for Completion of Clinical Trials, Manufacturing and Marketing -- The Company has no experience with receipt of government approvals or marketing pharmaceutical products and has limited experience with clinical testing and manufacturing. The Company may seek to form alliances with established pharmaceutical companies for the testing, manufacturing and marketing of, and pursuit of regulatory approval for, its products. There can be no assurance that the Company will be successful in forming such alliances or that the Company's partners would devote adequate resources to, and successfully market, the Company's products. If the Company instead performs such tasks itself, it will be required to develop expertise internally or contract with third parties to perform these tasks. This will place increased demands on the Company's resources, requiring the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could materially adversely affect prospects for the Company's success. All of the Company's scientific and clinical advisors are employed by others and may have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company.

Reliance on Patents and Other Proprietary Rights -- The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's success will depend, in part, on its ability to enjoy or obtain protection for its products and technologies under United States and foreign patent laws and other intellectual property laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that the research conducted by or on behalf of the Company will result in any patentable technology or products. Even if patents are obtainable, the procedure for obtaining patents is expensive, time consuming and can be subject to lengthy litigation. Moreover, it is possible, with respect to some patentable items, that the Company may conclude that better protection would be afforded by not seeking patents. Although the Company has endeavored and will continue to endeavor to prevent disclosure of any confidential information by adopting a policy to bind its scientific advisors and scientific and management employees and consultants by confidentiality agreements, there can be no assurance that such information will not be wrongfully disclosed. Any such disclosure would likely have an adverse effect on the Company. The Company currently has two patents issued and four patent applications pending in the United States and foreign countries. Although the Company intends to apply for additional patents, there can be no assurance that the Company will obtain patents either under the pending applications or any future applications or that any of its existing or any future patent will provide effective protection against competitive products. If patent or other proprietary rights cannot be obtained and maintained by the Company, its products may face significantly increased competition.

The application of patent law to the area of biotechnology is relatively new and has resulted in considerable litigation. The ability of the Company to obtain patents, licenses and similar rights and the nature, extent and enforceability of the intellectual property rights, if any, that are obtained as a result of its research programs involve complex legal and factual issues. The issues are more significant with respect to any product based upon natural substances, for which available patent protection may be limited due to the prior use or reported utility of such products (or their natural sources) to treat various disorders or diseases. There can be no assurance as to the degree of protection that proprietary rights, when and if established, will afford the Company. To the extent that the Company relies on trade secret protection and confidentiality agreements to protect technology, there can be no assurance that others will not independently develop similar technology, or otherwise obtain access to the Company's findings or research materials embodying those findings.

There is also a substantial risk in the rapidly developing biotechnology industry that patents and other intellectual property rights held by the Company could be infringed by others or that products developed by the Company or their method of manufacture could be covered by patents owned by other companies. To the extent that any infringement should occur with respect to any patents issued to the Company or licenses granted to the Company, or if the Company is alleged to have infringed on patents or licenses held by others, the Company could be faced with the expensive prospect of litigating such claims; if the Company were to have insufficient funds on hand to finance its litigation, it might be forced to negotiate a license with such other parties or to otherwise resolve such a dispute on terms less favorable to the Company than could result from successful litigation.

Uncertainty of Clinical Trials and Results -- The results of clinical trial and preclinical testing discussed in this Term Sheet for the Company's products are subject to varying interpretations. Furthermore, studies conducted with alternative designs or on alternative populations could produce results that vary from those discussed in this Term Sheet. Therefore, there can be no assurance that the results discussed in this Term Sheet or the Company's interpretation of them will be accepted by governmental regulators or the medical community. Even if the development of the Company's products in the preclinical phase advances to the clinical stage, there can be no assurance that they will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if they are approved for sale, there can be no assurance that they will be commercially successful. The Company may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's business, financial condition or results of operations. No assurance can be given that the Company will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors.

Uncertainty of Health Care Reform Measures -- Federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of reforms to the health care systems in the United States and abroad. The Company cannot predict what health care reform legislation, if any, will be enacted in the United States or elsewhere. Significant changes in the health care system in the United States or elsewhere are likely to have a substantial impact over time on the manner in which the Company conducts its business. Such proposals and changes could have a material adverse effect on the Company's ability to raise capital. Furthermore, the Company's ability to commercialize its potential products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective corporate partners with respect to certain of the Company's proposed products.

Uncertain Extent of Price Flexibility and Third-Party Reimbursement -- The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third party payers are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care providers are instituting could affect the Company's ability to sell its products and may have a material adverse effect on the Company.

Government Regulation; Need for FDA and Other Regulatory Approval -- Prior to marketing, each of the Company's products must undergo an extensive regulatory approval process conducted by the FDA and applicable agencies in other countries. The process, which focuses on safety and efficacy and includes a review by the FDA of preclinical testing and clinical trials and investigating as to whether good laboratory and clinical practices were maintained during testing, takes many years and requires the expenditure of substantial resources. The Company is, and will be dependent on the external laboratories and medical institutions conducting its preclinical testing and clinical trials to maintain both good laboratory practices established by the FDA and good clinical practices. Data obtained from preclinical and clinical testing are subject to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in FDA policy for drug approval during the period of development and by the requirement for regulatory review of each submitted Product License Approval or New Drug Application. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any of the Company's product candidates. Moreover, such approval may entail significant limitations on the indicated uses for which a drug may be marketed. Even if such regulatory approval is obtained, a marketed therapeutic product and its manufacturer are subject to continual regulatory review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturing, including withdrawal of such product from the market. Change in the manufacturing procedures used by the Company for any of the Company's approved drugs are subject to FDA review, which could have an adverse effect upon the Company's ability to continue the commercialization or sale of a drug. The process of obtaining FDA and foreign regulatory approval is costly and time consuming, and there can be no assurance that any product that the Company may develop will be deemed to be safe and effective by the FDA. The Company will not be permitted to market any product it may develop in any jurisdiction in which the product does not receive regulatory approval.

Competition; Technological Change -- There is substantial competition in the pharmaceutical field in general and in vaccine development and lyposomal formulation in particular. The Company's competitors include companies with financial resources, and licensing, research and development staffs and facilities substantially greater than those of the Company.
Competitors in the vaccine development field include major pharmaceutical companies, specialized biotechnology firms, universities and governmental agencies, including American Home Products, the Merck Company, SmithKline Beecham, MedImmune, Aviron and Chiron. Competitors in the liposomal formulation field include The Liposome Company, NexStar and Sequus. Many competitors have greater experience than the Company in undertaking preclinical testing and clinical trials and obtaining FDA and other regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing similar technologies and products more rapidly than the Company and that these technologies and products will not be more effective than any of those that are being or will be developed by the Company, or that such competitors' technologies and products will not render the Company's technologies and products obsolete or noncompetitive.

Manufacturing and Marketing Capabilities -- The Company does not now have and probably will not have in the foreseeable future, the resources to manufacture or directly market on a large commercial scale any products which it may develop. In connection with the Company's research and development activities, it will seek to enter into collaborative arrangements with pharmaceutical companies to assist in funding development costs, including the costs of clinical testing necessary to obtain regulatory approvals. It is expected that these entities will also be responsible for commercial scale manufacturing which must be in compliance with applicable FDA regulations. The Company anticipates that such arrangements may involve the grant by the Company of the exclusive or semi-exclusive right to sell specific products to specified market segments in particular geographic territories in exchange for a royalty, joint venture, future co-marketing or other financial interest. The Company believes that these arrangements will be more effective in promoting and distributing therapeutic products in the United States in view of the Company's limited resources and the extensive marketing networks and large advertising budgets of large pharmaceutical companies. To date, the Company has not entered into any collaborative agreements or distributorship arrangements for any of its proposed products and there can be no assurance that the Company will be able to enter into any such arrangements on favorable terms or at all. The Company may ultimately determine to establish its own manufacturing and/or marketing capability, at least for certain products, in which case it will require substantial additional funds and personnel.

Use of Hazardous Materials -- The Company's research and development involves the controlled use of small quantities of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the resources of the Company.

Product Liability Exposure; Limited Insurance Coverage -- The testing and marketing of pharmaceutical products entails an inherent risk of exposure to product liability claims from adverse effects of products. The Company has obtained liability insurance with limits of liability of $1,000,000 for each claim and $3,000,000 in the aggregate. There is no assurance that current or future policy limits will be sufficient to cover all possible liabilities. Further, there can be no assurance that adequate product liability insurance will continue to be available in the future or that it can be maintained at reasonable costs to the Company. In the event of a successful product liability claim against the Company, lack or insufficiency of insurance coverage could have an adverse effect on the Company.

Dependence on Key Personnel and Scientific Advisors; Evolution of Management -- The Company is dependent on the principal members of its management and scientific staff, the loss of whose services could impede the achievement of development objectives. Furthermore, as the Company's focus evolves, the Company's need for certain skills may diminish and the need for other skills may arise. Thus, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success and may lead to further evolution of the Company's management. Although the Company believes it will be successful in attracting and retaining skilled and experienced scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition among numerous pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and managers.

The Company's scientific advisors are employed on a full-time basis by unrelated employers and some have one or more consulting or other advisory arrangements with other entities which at times may conflict with their obligations to the Company. Inventions or processes discovered by such persons, other than those to which the Company's licenses relate, or those for which the Company is able to acquire licenses or those which were invented while performing consulting services under contract to the Company, will most likely not become the property of the Company, but will remain the property of such persons or such persons' full-time employers. Failure to obtain needed patents, licenses or proprietary information held by others could have a material adverse effect on the Company's business, financial condition or results of operations.

Limited Personnel; Dependence on Contractors -- The Company has twelve full-time and two part- time employees. With these exceptions, the Company relies, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services with regard to clinical research. There can be no assurance that their services will continue to be available to the Company on a timely basis when needed, or that the Company could find qualified replacements. The Company's advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information. However, there can be no assurance that the Company will be able to maintain the confidentiality of the Company's technology, the dissemination of which could have a material adverse effect on the Company's business, financial condition or results of operations.

Conducting Business Abroad -- Although the Company currently does not conduct business outside the United States, it is in discussions with potential strategic partners for the in-licensing and out-licensing of technology and the development and marketing of its products. No assurance can be given that the Company will be able to establish arrangements covering foreign countries, that the necessary foreign regulatory approvals for its product candidates will be obtained, that foreign patent coverage will be available or that the development and marketing of its products through such licenses, joint ventures or other arrangements will be commercially successful. The Company might also have greater difficulty obtaining proprietary protection for its products and technologies outside the United States rather than in it, and enforcing its rights in foreign courts rather than in United States courts.

Limited Availability of Net Operating Loss Carry Forwards -- For Federal income tax purposes, net operating loss and tax credit carryforwards as of December 31, 1996 are approximately $1,929,000 and $260,000, respectively. These carryforwards will expire beginning in 2003 through 2010 . TheTax Reform Act of 1986 provided for a limitation on the use of net operating loss and tax credit carryforwards following certain ownership changes. The Company believes that its proposed private placement, together with certain prior issuances of Common Stock, is likely to severely restrict the Company's ability to utilize its net operating losses and tax credits. Additionally, because U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income tax liabilities, the Company may not be able to fully utilize its net operating loss and tax credits for federal income tax purposes.

Potential Volatility of Price; Low Trading Volume -- The market price of the Common Stock, like that of many other development-stage public pharmaceutical or biotechnology companies, has been highly volatile and may be in the future. Factors such as announcements of technological innovations or newcommercial products by the Company or its competitors, disclosure of results of preclinical and clinical testing, adverse reactions to products, governmental regulation and approvals, developments in patent or other proprietary rights, public or regulatory agency concerns as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Common Stock and its other equity securities. In addition, in general, the Common Stock has been thinly traded on the Bulletin Board, which may affect the ability of the Company's stockholders to sell shares of the Common Stock in the public market. There can be no assurance that a more active trading market will develop in the future.


ITEM 2.  FACILITIES.

The Company's executive offices are located in a leased facility of approximately 1500 square feet near Chicago, Illinois. The lease commenced in October 1996 and expires on December 31, 1998. Annual minimum rent increases quarterly and ranges from $16,754 to $24,638 for 1997 and 1998, respectively. The Company's research and development activities are conducted from a leased facility of approximately 7,500 square feet in Fargo, North Dakota. The lease provides for annual minimum rent of $41,426. The lease commenced in July 1993 and expires on June 30, 1999, subject to the option of the Company to renew the lease for two additional terms of three years. Both leases provide for additional rent based on the Company's proportionate share of real estate taxes and operating expenses.


ITEM 3.  LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the transition period ended December 31, 1996 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Quotations for the Company's Common Stock appear in the "pink sheets" published by the National Quotations Bureau, Inc. and on the "Bulletin Board" of the National Association of Securities Dealers, Inc. The following table sets forth the high and low bid quotations, as provided by the National Quotation Bureau, Inc., for the Company's Common Stock during the period February 1, 1995 through March 31, 1997. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.

                                         High Bid        Low Bid
     1995     1st Quarter                $ .125          $ .062
              2nd Quarter                $ .094          $ .031
              3rd Quarter                $ .094          $ .062
              4th Quarter                $ .100          $ .031

     1996     1st Quarter                $ .210          $ .080
              2nd Quarter                $2.125          $ .156
              3rd Quarter                $1.563          $ .875
              4th Quarter(1)             $1.000          $ .563

     1997     1st Quarter                $ .813	         $ .438

(1) On January 31, 1997, the Company changed its fiscal year end from January 31 to December 31. The 1996 4th quarter reflects the period from November 1, 1996 to December 31, 1996.

As of April 8, 1997, the Company had approximately 968 stockholders of record.

ITEM 6. MANAGEMENT'S DISCUSSIOM AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operation

The following "Plan of Operation" provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements, including those set forth in "Business - Certain Factors that may Effect Future Results, Financial Condition and the Market Price of Securities."

The Company is a development stage enterprise and expects no significant revenue from the sale of products for the current fiscal year.

On December 31 and January 31, 1996, the Company had cash and cash equivalents of $905,907 and $1,022,120, respectively, and working capital of $824,821 and $1,008,943, respectively.

The Company's current level of research and development activities requires the expenditure of approximately $160,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources will not be sufficient to support its operations for the year ending December 31, 1997. The Company's cash resources will not be sufficient at current levels to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified. There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.

On March 1, 1996, the Company entered into a Stock Purchase Agreement with Dominion pursuant to which Dominion agreed to purchase and the Company agreed to sell 5,000,000 shares of theCompany's Common Stock at a purchase price per share of $.065 or an aggregate purchase price of $325,000. Such shares were sold in three approximately equal installments at closings held on March 18, April 15, and May 15, 1996.

On June 13, 1996, Dominion entered into an agreement with Aries, with the Company a party to the agreement, whereby Dominion sold and Aries purchased an aggregate of 4,000,000 shares of the Company's Common Stock at a price of $.10 per share. The purchase price was paid from Aries' general funds. As part of the transaction, Dominion transferred to Aries certain of its rights under the March 1, 1996 agreement including, among others, the right to designate a Director of the Company and rights to have the shares registered under the Securities Act of 1933, as amended (the "Securities Act"). Upon completion of the sale of the 4,000,000 shares, Mr. Steve Kanzer was elected as a Director of the Company as the designee of Aries. Also concurrently with the completion of the transaction, the Company redeemed its outstanding rights under the Shareholders Rights Agreement dated as of September 23, 1994. On June 26, 1996, Aries purchased from the Company an additional 5,000,000 shares of the Company's Common Stock at a price of $.20 per share or an aggregate of $1,000,000. The purchase price was paid from Aries' general funds. The purchase agreement relating to such shares contains various representations and warranties concerning the Company and its activities and also various affirmative and negative covenants. The purchase agreement grants to Aries the right to have registered under the Securities Act, the shares sold to Aries to enable the public offer and sale of those shares. The purchase agreement restricts the Company from entering into mergers, acquisitions, or sales of its assets without the prior approval of Aries.

On July 25, 1996, the Company entered into an Employment Agreement with Michael S. Rosen to serve as the President, Chief Executive Officer, and a Director of the Company.

The Company intends, from time to time in the future, to seek to expand its research and development activities into other immunopharmaceutical agents that it either may license from other persons or seek to develop. There can be no assurance that the Company will be successful in this regard. Any such activities may require the expenditure of funds not presently available to the Company. The Company intends to seek to obtain these funds from possible future public or private sales of its securities or other sources

On December 27, 1996, the Company announced its intention to raise additional funds in a private placement of equity securities to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act. It is uncertain whether the Company will be able to complete the proposed private placement. If the placement reaches the anticipated minimum offering, management believes the net proceeds, together with existing capital resources and interest earned on invested funds, may be sufficient to fund the Company's operations through the end of 1997 However, the Company may be required to seek additional financing to continue operations during such period in the event of cost overruns, unanticipated expenses, a determination to pursue additional research projects, or failure to receive funds anticipated from other sources. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other funds.


Impact of New Accounting Standards

During 1996, the Financial Accounting Standards Board issued a new pronouncement, SFAS No. 128 "Earnings per Share" which is relevant to the Company's operations. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.
Earlier application is not permitted. The Company intends to adopt SFAS No. 128 at year end 1997 and expects that the effect will increase loss per share.


ITEM 7. FINANCIAL STATEMENTS

Pursuant to Rule 12b-23, the financial statements set forth on pages F-1 et seq attached hereto are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


From February 1, 1995 to January 20, 1997, the Company did not change independent public accountants.

The Company's former independent public accountants, Moore Stephens, P.C. ("MS"), were dismissed on January 20, 1997.

           (i) MS's report on the financial statements for either of the past two fiscal years and any subsequent interim period through the date of such dismissal, January 20, 1997, did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles.
          (ii) The decision to change accountants was approved by the Board of Directors of the Company on January 7, 1997.
         (iii) There were no disagreements or reportable events with MS, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to MS's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Coopers & Lybrand L.L.P. ("C&L") was engaged by the Company as its independent public accountants on January 20, 1997. C&L was not consulted by the Company with respect to the application of accounting principles to a specific completed transaction or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



The names of the Company's current directors and executive officers and certain information about them are set forth below.


       Name                  Age                  Position
Michael S. Rosen             44      President, Chief Executive Officer and
                                     Director

Gerald J. Vosika, M.D.       54      Chairman of the Board and Scientific
                                     Director

Robert N. Brey, Ph.D.        47      Vice President, Vaccine Development

David G. Franckowiak, CPA    34      Controller/Treasurer

Carl Gilbert, Ph.D.          44      Director

Leonard Jacob, M.D., Ph.D.   48      Director

Steve H. Kanzer, CPA         33      Director

Kenneth Tempero, M.D., Ph.D. 57      Director


Executive Officers

Michael S. Rosen, M.B.A. has served as President, Chief Executive Officer and a member of the Board of Directors since August 1996. From January 1995 until August 1996, he was President and Chief Executive Officer of PharmaMar, S.A., a European biotech company. From June 1991 until January 1995, Mr. Rosen was General Manager of the northern Latin American businesses for Monsanto Company, a multinational chemical/pharmaceutical company. Mr. Rosen received a B.A.
in Sociology/ International Relations from Beloit College and an M.B.A. in International Business from the University of Miami. He has undertaken post-graduate courses at Northwestern University and Sophia University in Tokyo, Japan.

Gerald J. Vosika, M.D. founded the Company in February 1985. He was President of the Company from inception until August 1996 when he was elected Chairman of the Board. He currently continues to serve as Scientific Director, Chairman and a member of the Board of Directors of the Company. He has been a practicing physician and an investigator of immunotherapeutic agents for the past 21 years. Dr. Vosika was employed by the United States Veteran's administration from July 1980 until May 1987. He was a part-time employee of the University of North Dakota from July 1980 to March 1993 and a part-time employee of the United States Veterans Administration from December
1990 to March 1993. Dr. Vosika received his M.D. from University of
Minnesota.


Robert N. Brey, Ph.D. has served as Vice President, Vaccine Development of the Company since December 1996. From 1994 to 1996, he served as Principal of Vaccine Design Group, a consulting practice focused on research and development strategies in vaccines and immunological therapies. From 1992 to 1994, Dr. Brey served as Director of Research at Vaxcel, Inc., a company involved in vaccine delivery technology. From 1986 to 1992, he held a variety of positions at Lederle-Praxis Biologicals, where he managed the Molecular Biology and Oral Vaccine Development areas. Dr. Brey received a B.S. in Biology from Trinity College and a Ph.D. in Microbiology from the University of Virginia School of Medicine. He also served as a Postdoctoral Fellow in biology at the Massachusetts Institute of Technology. Dr. Brey has written numerous publications and filed several patents in the area of vaccines.


David G. Franckowiak, C.P.A., C.M.A., M.Acc. became Controller/Treasurer of the Company on April 1, 1997. From 1985 to March, 1997, Mr. Franckowiak held several positions with a Big Six public accounting firm, the last of which was audit manager. Mr. Franckowiak received his B.S. in Commerce, Accountancy and a Master of Accountancy at DePaul University. He is also a Certified Public Accountant and a Certified Management Accountant. He currently serves as the President of the board of directors of the non-profit organization, Community Support Services, Inc., which position he has held since July 1996, and from March 1994 to July 1996, he was the Treasurer of such organization. Mr. Franckowiak is also a member of the Illinois CPA Society.

Carl Gilbert, Ph.D. has served as a member of the Board of Directors since December 1990. Dr. Gilbert has been employed by Enzon Corporation, a biotech company, since July 1991. Prior thereto he was employed by the Company from June 1987 to July 1991 and held a variety of research positions, including responsibilities for drug development, testing production and quality control. He has a Bachelor of Science degree in biochemistry from the University of Wisconsin, Madison. He has a Masters degree in biochemistry and a Ph.D. degree in cell biology from the University of Illinois. From 1983 until joining the Company, he was a post-doctoral research associate at Michigan State University. He has done extensive research on the interaction of tumor cells with natural killer cells.


Leonard Jacob, M.D., Ph.D. has served as a member of the Board of Directors since November 1996. Dr. Jacob is the Chairman and Chief Executive Officer of Sangen Pharmaceuticals and co-founded and most recently served as Chief Operating Officer of Magainin Pharmaceuticals, Inc., a biotech company. Dr. Jacob is Adjunct Professor of Pharmacology and Medicine at the Allegheny University of the Health Sciences and has served as a member of its Board of Directors since 1986. Additionally, Dr. Jacob serves on the Scientific Advisory Board of Panax Pharmaceutical Company and the Board of Directors of the Muscular Dystrophy Association of Southeastern Pennsylvania. Dr. Jacob received his M.D. with Honors from the Medical College of Pennsylvania and a Ph.D. in molecular pharmacology from Temple University School of Medicine. He is a Fellow of both the American College of Clinical Pharmacology and the Infectious Disease Society of America and has more than 60 publications to his credit, including four medical textbooks.


Steve H. Kanzer, C.P.A., Esq. has served as a member of the Board of Directors since his election in June 1996. Mr. Kanzer is also a Senior Managing Director of Paramount Capital, Inc., a biotechnology investment bank, and Paramount Capital Investments, LLC, a biotechnology venture capital and merchant banking group. Mr. Kanzer is a founder and currently a director of Boston Life Sciences, Inc., a biotech company, and Atlantic Pharmaceuticals, Inc., a biotech company, and is currently Chairman of the Board of Directors of Discovery Laboratories, Inc. He has been a founder and director of several other public and private biotechnology companies, including Avigen, Inc., Titan Pharmaceuticals, Inc. and Xenometrix, Inc. Prior to 1995, Mr. Kanzer was General Counsel of The Castle Group Ltd. Before joining Paramount Capital, Inc. and The Castle Group Ltd., Mr. Kanzer was an attorney at the law firm of Skadden, Arps, Meagher, Slate & Flom. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. in Accounting from Baruch College.

Kenneth Tempero, M.D., Ph.D., M.B.A. has served as a member of the Board of Directors since September 1996. Prior thereto, he served as Chairman and Chief Executive officer of MGI Pharma, Inc., a company that focuses on the development and sale of cancer therapeutics and related products. From 1983 to 1987, Dr. Tempero held various positions with G.D. Searle & Co., a pharmaceutical company, most recently as Senior Vice President of Research and Development. Dr. Tempero holds M.S. and Ph.D. degrees in Pharmacology from Northwestern University, an M.D. in Medicine and Surgery from Northwestern University and an M.B.A. in Pharmaceutical Marketing from Fairleigh Dickinson University. Dr. Tempero, who has more than 60 scientific publications to his credit, currently serves on the Board of Directors of Empi, Inc. and SPRI Medical and Rehab. He is also a scientific consultant to a number of other companies. He is also a member of the American College of Physicians and American Society for Clinical Pharmacology and Therapeutics.


Principal Consultants and Advisors

The Company and Orasomal utilize the services of experienced scientists, clinicians, and regulatory affairs experts to supplement internal resources. In addition, the Company consults with experienced faculty members, scientists and executives at major medical schools, research institutions and life science companies to advise in-house scientific staff and Company management on issues related to current and proposed research and development activity.


Orasomal's Scientific Advisory Board

Henry Brem, M.D., F.A.C.S. has been Co-Chairman of the Scientific Advisory Board of Orasomal since December 1996. He obtained his M.D. degree from Harvard Medical School, Cum Laude, and an B.A. degree from New York University. Dr. Brem is a professor of Neurosurgery, Ophthalmology and Oncology at Johns Hopkins University School of Medicine and Director, Neurosurgical Oncology of Johns Hopkins Hospital. Dr. Brem received clinical training at Johns Hopkins Hospital as a Fellow in Ophthalmology and Neurosurgery, was a neurosurgery resident at Columbia College of Physicians and Surgeons, and a General Surgery resident at Peter Bent Brigham Hospital. Dr. Brem is also a board certified member of the American Board of Neurosurgery, and he has been a member of The American Institute for Medical and Biomedical Engineering, the American Academy of Neurological Surgery, the American Society of Clinical Oncology, the Society of Neurologial Surgeons, the American Association for Cancer Research and the Society for Surgical Oncology. Dr. Brem is a member of the following Scientific Advisory Boards: International Cancer Alliance, Boston Life Sciences, Focal Therapeutics, Inc., Polykinetix, Inc., Enzymed, Inc. and a member of Editorial Boards of the Journal of Neuro-Oncology and the International Journal of Drug Targeting. Dr. Brem is an inventor and co-inventor of three patents and has obtained approval for 28 clinical protocols for clinical investigations. Dr. Brem has authored or co-authored 113 scientific publications and 137 scientific abstracts.

Robert S. Langer, Ph.D. has been Co-Chairman of the Scientific Advisory Board of Orasomal since December 1996. He holds a Sc.D. in Chemical Engineering from M.I.T. and a B.S. (with distinction) in Chemical Engineering from Cornell University. From July 1988 until the present, Dr. Langer was the Kenneth J. Germeshausen Professor of Chemical Engineering and Biomedical Engineering at M.I.T., Department of Chemical Engineering, Whitaker College of Health Sciences, Technology and Management and the Harvard-M.I.T. Division of Health Sciences and Technology. Dr. Langer has also been a member and past President and Board Governor of the Controlled Release Society as well as a member and past Board Director of the Biomedical Engineering Society. Dr. Langer was a Founding Fellow and Chair of the College of Fellows of the American Institute of Medical and Biological Engineers and a Fellow of the Society of Biomaterials and American Association of Pharmaceutical Scientists. Dr. Langer has been a member of the Editorial Boards of the following publications: Nanobiology, Birkhauser, Synthetic Biodegradable Polymer Scaffolds, Tissue Engineering, Journal of Pharmaceutical Science, Cancer Biotherapy and Radio Pharmaceuticals, Journal of Bioactive and Compatible Polymers, International Journal of Drug Targeting and Selective Cancer Therapeutics. He has also been a Scientific Advisory Board or Committee member of the following institutions or organizations: Schepens Eye Institute, Harvard Medical School, Therapeutic Studies of Primary Central Nervous System Malignancies in Adults, NIH, 7th International Congress of Pharmaceutical Sciences of the Federation Internationale Pharmaceutique and Advisory Council and Johns Hopkins University, Department of Biomedical Engineering. Dr. Langer has been Principal Investigator on more than 58 research grants, co-principal investigator on more than 13 research grants, author or co-author of 494 scientific publications, 11 books and three course texts, and inventor or co-inventor of 158 patents.


Director and Officer Securities Reports

The Federal securities laws require the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of anyequity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all of such persons subject to these reporting requirements filed the required reports on a timely basis with respect to the Company's most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation paid during the Company's transition period ended December 31, 1996 and the two fiscal years ended January 31, 1996 and 1995 to (i) the Company's Chief Executive Officer and (ii) all of the other executive officers whose base salary during the transition period was in excess of $100,000 collectively, the "Named Executive Officers").

                        Summary Compensation Table

                                                 Annual Compensation
                                        -------------------------------------
Name / Principal Position    Year	    Salary ($)  Bonus ($)  Other Annual($)
Michael S. Rosen (1)
 President & CEO            12/31/96     73,536      0            4,600
                            01/31/96          -      -                -
                            01/31/95          -      -                -

Gerald Vosika
 Chairman                   12/31/96    234,471      0                0
                            01/31/96    213,560      0                0
                            01/31/95    197,600      0                0

Robert N. Brey(2)
 Vice President             12/31/96      8,180      0                0
                            01/31/96                 -                -
                            01/31/95          -      -                -


                                        Long Term and Other Compensation
                                       ---------------------------------------
Name / Principal Position    Year      Securities Underlying     All Other
                                           Options (#)         Compensation($)
Michael S. Rosen (1)
 President & CEO           12/31/96         700,000                 0
                           01/31/96               -                 -
                       	   01/31/95               -	                -

Gerald Vosika
 Chairman                  12/31/96       2,000,000                 0
                           01/31/96               0                 0
                           01/31/95          75,000                 0

Robert N. Brey(2)
 Vice President            12/31/96         100,000                 0
                           01/31/96               -                 -
                           01/31/95               -                 -

(1) Mr. Rosen joined the Company on August 19, 1996. Mr. Rosen's annual salary is $200,000.
(2) Dr. Brey joined the Company on December 1, 1996. Dr. Brey's annual salary is $100,000.

The following table sets forth certain information concerning options granted to the Named Executive Officers during the period ended December 31, 1996:


Option Grants in Last Fiscal Year

                       Number of
                       Securities      Percentage of
                       Underlying      Total Options   Exercise   Expiration
                     Options Granted    Granted (1)     Price        Date
Michael S. Rosen        700,000           24.65%        $1.250     08/10/03
Gerald J. Vosika      2,000,000           70.42%        $0.065     01/19/06
Robert N. Brey          100,000            3.52%        $0.875     12/01/03


               Potential Realizable Value at Assumed Annual Rates
                    of Stock Price Appreciation for Option Term (2)
                                    5%                      10%
Michael S. Rosen              $    15,802              $   543,453
Gerald J. Vosika              $ 2,415,148              $ 3,922,723
Robert N. Brey		              $    39,757              $   115,136


(1) Based on an aggregate of 2,840,000 options granted to employees in the period ended December 31, 1996, including options granted to the Named Executive Officers.
(2) The 5% and the 10% assumed rates of appreciation are established by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.


The following table sets forth certain information concerning exercisable and unexercisable stock options held as of December 31, 1996 by each of the Named Executive Officers:


           Aggregate Option Exercises in Last Fiscal Year and
                     Fiscal Year-End Option Values


                     Number of Unexercised         Net Values of Unexercised
                            Options                   In-the-Money Options
                     --------------------------    --------------------------
                     Exercisable  Unexercisable    Exercisable  Unexercisable
Michael S. Rosen     125,000      575,000                -               -
Gerald J. Vosika     125,000      50,000           $88,906 (1)     $35,563 (1)
Robert N. Brey         6,250      93,750                 -               -


(1) Difference between the bid price on December 31, 1996 (25/32) and exercise price.


Employment Agreements

On June 1, 1996, the Company entered into an Employment Agreement with Gerald Vosika, M.D., which agreement was amended by a letter agreement dated June 25, 1996, to serve as the Chairman of the Board and Scientific Director of the Company. Dr. Vosika's employment with the Company terminates on May 31, 1999. Dr. Vosika's initial salary pursuant to the agreement is $225,000. The agreement provides that if Dr. Vosika terminates his employment for Good Reason (as defined therein), or if the Company terminates Dr. Vosika's employment other than for Cause (as defined therein) or because of disability, Dr. Vosika shall receive his full salary through the date of termination and severance pay equal to Dr. Vosika's annual salary as of the date of termination, multiplied by the number of years remaining in his term of employment. If Dr. Vosika becomes disabled, Dr. Vosika is entitled to receive his full salary for a minimum of thirteen months, such amount to be reduced by any payments made to Dr. Vosika under disability benefit plans of the Company. Dr. Vosika's spouse or his estate is also entitled to six months of his salary upon his death.
Unless Dr. Vosika's employment is terminated for Cause, the Company must continue to provide benefits to Dr. Vosika for the greater of the number of years remaining in his term of employment or three. The agreement also contains a provision restricting the ability of Dr. Vosika to sell or otherwise dispose of any shares of equity securities for a period of twenty-four months from June 25, 1996 without the prior written consent of Aries Financial Services, Inc., except that Dr. Vosika may sell 25% of any equity securities owned by him on such date twelve months from such date.

On July 25, 1996, the Company entered into an Employment Agreement with Michael S. Rosen to serve as the President, Chief Executive Officer, and a Director of the Company. Mr. Rosen's employment with the Company commenced on August 19, 1996 and terminates on August 30, 2000. Mr. Rosen's initial salary pursuant to the agreement is $200,000. Mr. Rosen was elected a Director of the Company on August 22, 1996. Mr. Rosen was also granted a seven-year option to purchase 700,000 shares of the Company's Common Stock,
which vests in quarterly increments.   If  Mr. Rosen's employment
terminates prior to December 31, 2000 the option shall be exercisable thereafter only to the extent exercisable on the date of termination. The agreement contains other provisions, including, among others, a covenant restricting Mr. Rosen's ability to engage in activities competitive with the Company for the term of the agreement and for 18 months thereafter.

On December 1, 1996, the Company entered into an Employment Agreement with Robert N. Brey to serve as Vice President-Vaccine Development. Dr. Brey's employment with the Company commenced on December 1, 1996 and terminates on November 30, 2000. Dr. Brey's initial salary pursuant to the agreement is $100,000. Dr. Brey was also granted a seven-year option to purchase 100,000 shares of the Company's Common Stock, which vests in quarterly increments. If Dr. Brey's employment terminates before such option is fully vested, the option shall be exercisable thereafter only to the extent exercisable on the date of termination. The agreement contains other provisions, including, among others, a covenant restricting Dr. Brey's ability to engage in activities competitive with the Company for the term of the agreement and for 18 months thereafter.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 8, 1997, certain information with respect to the beneficial ownership of shares of Common Stock of: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) each Director of the Company and each Named Executive Officer, and (iii) all directors and executive officers of the Company as a group. As of April 8, 1997, the Company had 16,318,870 shares of Common Stock outstanding.

                                          No. of Shares             Percent
Name and Address of Beneficial Owner    Beneficially Owned (1)	 of Class

The Aries Trust (2)                        6,988,500	               42.87%
c/o Paramount Capital
 Asset Management, Inc.
787 Seventh Avenue
New York, NY 10019

Aries Domestic Fund (2)                    2,358,500	               14.47%
MeesPierson (Cayman) Limited
P.O.Box 2003,
British American Centre
Phase 3, Dr. Roy's Drive
George Town, Grand Cayman

Gerald J. Vosika, M.D. (3)                 2,318,499	               14.07%
3505 Riverview Circle
Moorhead, MN 56560

Michael S. Rosen, MBA (4)(5)                 175,000                  1.06%

Steve H. Kanzer, Esq. (2)(6)                 200,000                  1.21%
c/o Paramount Capital
 Investments, LLC
787 Seventh Avenue
New York, NY   10019

Carl Gilbert, Ph.D.(7)                        39,000                    **
4655 Oakleigh Manor Drive
Powder Springs, GA 30073

Leonard S. Jacob, M.D., Ph.D.                      0                    **
405 Caranel Circle
Penn Valley, PA 19072

Kenneth Tempero, M.D., Ph.D., MBA                  0                    **
1290 French Creek Drive
Wayzata, MN 55391

Robert N. Brey (4)(8)                         18,750                    **

All Directors and Officers as a group      2,754,374                 16.30%

** Represents less than 1% of outstanding Common Stock or voting power.

(1) Shares of the Company's Common Stock which any person set forth in this table has a right to acquire, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed outstanding for the purpose of computing the percentage ownership of any such person.

(2) Lindsay A. Rosenwald, M.D., is the President and sole shareholder of Paramount Capital Asset Management, Inc., the Investment Manager and General Partner of the Aries Trust and Aries Domestic Fund, L.P., respectively. Dr. Rosenwald disclaims beneficial ownership of the shares owned by Aries Funds except to the extent of his pecuniary interest therein, if any.

(3) Includes 175,000 shares issuable upon exercise of options held that are exercisable within the 60-day period following April 8, 1997.

(4) The address of Messrs. Rosen and Brey is c/o Endorex Corp., 900 North Shore Drive, Lake Bluff, IL 60044.

(5) Consists of 175,000 shares issuable upon exercise of options held that are exercisable within the 60-day period following April 8, 1997.

(6) Consists of 200,000 shares issuable upon exercise of options held that are exercisable with the 60-day period following April 8, 1997.

(7) Includes 8,000 shares issuable upon exercise of options held that are exercisable with the 60-day period following April 8, 1997.

(8) Consists of 18,750 shares issuable upon exercise of options held that are exercisable with the 60-day period following April 8, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 22, 1996, the Board of Directors granted to Dr. Vosika a ten-year option to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $.065 per share. Dr. Vosika exercised such options on July 31, 1996.

On March 1, 1996, the Company entered into a Stock Purchase Agreement with Dominion pursuant to which Dominion agreed to purchase and the Company agreed to sell 5,000,000 shares of the Company's Common Stock at a purchase price per share of $.065. Such shares are to be sold in three approximately equal installments at closings held or to be held on March 18, April 15, and May 15,1996.

On June 13, 1996, Dominion entered into an agreement with Aries Fund, a Cayman Island Trust, and the Aries Domestic Fund, L.P., a Delaware limited partnership, with the Company a party to the agreement, whereby Dominion sold and Aries purchased an aggregate of 4,000,000 shares of the Company's Common Stock at a price of $.10 per share. The purchase price was paid from Aries' general funds. As part of the transaction, Dominion transferred to Aries certain of its rights under the March 1, 1996 agreement including, among others, the right to designate a Director of the Company and rights to have the shares registered under the Securities Act of 1933, as amended. Upon completion of the sale of the 4,000,000 shares, Mr. Steve Kanzer was elected a Director of the Company as the designee of Aries. Also concurrently with the completion of the transaction, the Company redeemed its outstanding rights under the Shareholders Rights Agreement dated as of September 23, 1994. On June 26, 1996, Aries purchased from the Company an additional 5,000,000 shares of the Company's Common Stock at a price of $.20 per share or an aggregate of $1,000,000. The purchase price was paid from Aries' general funds. The purchase agreement relating to such shares contains various representations and warranties concerning the Company and its activities and also various affirmative and negative covenants. The purchase agree-ment grants to Aries the right to have registered under the Securities Act of 1933, as amended, the shares sold to Aries to enable the public offer and sale of those shares. The agreement restricts the Company from entering into mergers, acquisitions, or sales of its assets without the prior approval of Aries.

On July 25, 1996, Michael S. Rosen, President, Chief Executive Officer, and a Director of the Company was granted a seven-year option to purchase 700,000 shares of the Company's Common Stock at an exercise price of $1.25 per share.

Paramount Capital, Inc. is the Placement Agent for the Company's proposed private placement. Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager of Aries. Lindsay A. Rosenwald, M.D. is the sole stockholder of Paramount Capital, Inc. and of PCAM.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following financial statements are filed as part of this report:

   Financial Statements.

   (1) Balance Sheet as of December 31, 1996.
   (2) Statements of Operations for the periods ended December 31, 1996 and January 31, 1996 and cumulative from February 15, 1985 (date of inception) to December 31, 1996.
   (3) Statements of Cash Flows for the periods ended December 31, 1996 and January 31, 1996 and cumulative from February 15, 1985 (date of inception) to December 31, 1996.
   (4) Statements of Stockholders' Equity for the period from February 15, 1985 (date of inception) to December 31, 1996.
   (5) Notes to Financial Statements
   (6) Independent Accountants' Reports

 (b)Reports on Form 8-K

During the fiscal quarter ended December 31, 1996 the Company did not file any Current Reports on Form 8-K.

On January 27, February 10 and 21, 1997, the Company filed Current Reports on Form 8-K and 8-K/A relating to changes in accountants.

On February 26 and March 5, 1997, the Company filed Current Reports on Form 8-K and 8-K/A relating to the Company's change in fiscal year.


(c)     Exhibits:
   3 (i)     Certificate of Incorporation of Registrant (1).
   3 (i)(a) Certificate of Ownership and Merger filed March 30, 1987 (1). 3 (i)(b) Certificate of Amendment to Certificate of Incorporation filed
             September 7, 1989(2).
   3 (i)(c)  Certificate of Amendment to Certificate of Incorporation filed
             November 13, 1990 (3).
   3 (i)(d)  Certificate of Amendment to Certificate of Incorporation filed
             May 29, 1991 (3).
   3 (i)(e)  Certificate of Amendment to Certificate of Incorporation filed
             February 27, 1992 (reverse stock split)(3).
   3 (i)(f)  Certificate of Amendment to Certificate of Incorporation filed
             February 27, 1992 (increase in authorized shares)(3).
   3 (i)(g)  Certificate of Amendment to Certificate of Incorporation filed
             June 29, 1993. P
   3 (i)(h)  Certificate of Amendment to Certificate of Incorporation filed
             August 15, 1996. P
   3 (ii)    By-laws of Registrant (1).
   4 (i)(a)  Specimen Common Stock Certificate (1).
   4 (i)(b)  Form of Warrant Agreement between the Registrant and American
             Stock Transfer & Trust Company (1).
   10.1 Patent License Agreement dated December 16, 1996 between the Registrant and Massachusetts Institute of Technology. P
   10.2 Consultation Agreement dated as of September 1, 1996 between the Registrant and Kenneth Tempero, Ph.D., M.D. P
   10.3 Employment Agreement dated June 1, 1996 between the Registrant and Gerald Vosika. P
   10.4 Letter Agreement Amendment and Waiver dated June 25, 1996 to Employment Agreement between Registrant and Gerald Vosika dated June 1, 1996. P
   10.5 Employment Agreement dated July 25, 1996 between the Registrant and Michael S. Rosen (5).
   10.6 Employment Agreement dated December 1, 1996 between the Registrant and Robert N. Brey. P
   10.7 Purchase Agreement dated March 1, 1996 between the Registrant and Dominion Resources, Inc.(4).
   10.8 Purchase Agreement dated as of June 13, 1996 between the Registrant, Dominion Resources, Inc., The Aries Fund and The Aries Domestic Fund, L.P. P
   10.9 Purchase Agreement dated as of June 26, 1996 between the Registrant, The Aries Fund and The Aries Domestic Fund, L.P. P
  10.10 Incentive Stock Option Plan (1).
  10.11 Lease dated April 28, 1993 between the Registrant and Landmark Investors. P
  10.12 Office Lease dated September 18, 1996 between the Registrant and American National Bank & Trust Company of Chicago, as amended. P
   11   Statement re: computation of per share earnings (7).
   16   Letter on change in certifying accountants (6).
   21   Subsidiaries of the Registrant. P
   27   Financial Data Schedule (7).

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-13492).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File no. 0-11572) for the fiscal year ended January 31, 1989.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-11572) for the fiscal year ended January 31, 1992.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB (File No. 0-11572) for the fiscal year ended January 31, 1996.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1996.
(6) Incorporated by reference to the Registrant's Report on Form 8-K/A dated February 10, 1997.
(7)     Filed herewith.

ENDOREX CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

                                                            December 31, 1996
ASSETS:

Current Assets:

Cash and cash equivalents                                           $  905,907
Prepaid expenses                                                        45,754
                                                                    -----------
Total current assets                                                   951,661

Leasehold improvements and equipment, net of accumulated
   depreciation of $869,225                                             93,093
Patent issuance costs, net of accumulated amortization
   of $30,118                                                          201,549
                                                                    -----------
TOTAL ASSETS                                                        $1,246,303
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:

Accounts payable and accrued expenses                              $   126,840

Stockholders' Equity:

Preferred stock, $.05 par value.  Authorized 100,000 shares;
   none issued and outstanding
Common stock, $0.001 par value.  Authorized 50,000,000 shares;
   issued 18,080,909, outstanding 16,301,281                            18,081
Additional paid-in capital                                          11,764,812
(Deficit) accumulated during the development stage                 (10,219,680)
                                                                   ------------
                                                                     1,563,213
Less: treasury stock at cost, 1,779,628 shares                        (443,750)
                                                                   ------------
Total stockholders' equity                                           1,119,463
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,246,303
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

ENDOREX CORPORATION
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                          Transition                  Period
                                           Period                  February 15,
                                         February 1,                   1985
                                          1996 to    Year Ended  (Inception) to
                                        December 31, January 31,   December 31,
                                            1996        1996           1996
SBIR contract revenue                   $     -     $      -     $    100,000

Expenses:
  SBIR Contract Research and Development                               86,168
  Proprietary Research and Development   1,098,638      906,461     7,650,394
  Rent                                      43,288       39,128       398,691
  General and Administrative               865,831      317,244     2,966,257
                                       ------------ ------------ -------------
Total expenses                           2,007,757    1,262,833    11,101,510
                                       ------------ ------------ -------------
Loss from operations                    (2,007,757)  (1,262,833)  (11,001,510)

Other income                                  -            -            1,512
Interest income                             44,880       74,848       820,956
Interest expense                              -            -          (40,638)
                                       ------------ ------------ -------------
Loss before income taxes                (1,962,877)  (1,187,985)  (10,219,680

Income taxes                                  -            -             -

                                       ------------ ------------ -------------
Net Loss                               $(1,962,877) $(1,187,985) $(10,219,680)
                                       ============ ============ =============

Net Loss per share                           $(.17)       $(.23)
Weighted Average Common Shares
    Outstanding                         11,811,766 	5,067,253

The accompanying notes are an integral part of the consolidated financial statements

ENDOREX CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                  [DEFICIT]
                                                                                                ACCUMULATED
                                                                                   ADDITIONAL    DURING THE
                                                               COMMON STOCK          PAID-IN    DEVELOPMENT     TREASURY STOCK
                                                          SHARES      PAR VALUE      CAPITAL       STAGE       SHARES        COST
   Common Stock Issued for Cash in
     February 1985 at $.10 Per Share                         10,000   $       10  $        990  $         --          --  $       --
   Net Earnings for the Period from
     February 15, 1985 to January 31, 1986                       --           --            --         6,512          --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1986                                   10,000           10           990         6,512          --          --

   Common Stock Issued for Cash in
     October 1986 at $50.00 Per Share                        10,000           10       499,990            --          --          --
   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                      --           --        13,230            --          --          --
   Net [Loss] for the Year                                       --           --            --       (34,851)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1987                                   20,000           20       514,210       (28,339)         --          --

   Net Proceeds from Initial Public Stock
     Offering, in June 1987 at $400.00 Per
     Share, Less Issuance Costs                               5,000            5     1,627,828            --          --          --
   Common Stock Issued in May 1987 at
     $50 Per Share for Legal Services
     Performed for the Company                                  100           --         5,000            --          --          --
   Non-Qualified Stock Options Exercised                        720            1        33,807            --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Excess of Fair Market Value Over Option
     Price of Non-Qualified Stock Options Granted                --           --        75,063            --          --          --
   Net [Loss] for the Year                                       --           --            --      (627,652)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1988                                   25,820           26     2,255,908      (655,991)         --          --

   Non-Qualified Stock Options Exercised                        256           --           256            --          --          --
   Stock Warrants Exercised                                      20           --        12,000            --          --          --
   Common Stock Redeemed and Retired                           (150)          --          (150)           --          --          --
   Excess of Fair Market Value Over Option
     Price of Non-Qualified Stock Options Granted                --           --        36,524            --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,092,266)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1989                                   25,946           26     2,304,538    (1,748,257)         --          --


   Non-Qualified Stock Options Exercised                      1,060            1         1,059            --          --          --
   Common Stock Redeemed and Retired                           (175)          --          (175)           --          --          --
   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                      --           --       113,037            --          --          --
   Net Proceeds from Secondary Public Stock
     Offering in April 1989 at $35.00 Per Share,
     Less Issuance Cost                                      32,611           32       980,148            --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,129,477)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1990                                   59,442           59     3,398,607    (2,877,734)         --          --

   Common Stock Issued for Cash in October 1990
     through January 1991 at $.60 Per Share                  85,416           86        51,164            --          --          --
   Excess of Fair Market Value Over Option Price of
     Non-Qualified Stock Options Granted                         --           --        30,635            --          --          --
   Net [Loss] for the Year                                       --           --            --      (854,202)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1991                                  144,858          145     3,480,406    (3,731,936)         --          --

   Common Stock Issued for Cash in February 1991
     through April 1991 at $.60 Per Share                    41,583           41        24,909            --          --          --
   Common Stock Issued for Cash and Services in
     November 1991 at $.10 Per Share                        230,000          230        22,770            --          --          --
   Common Stock Issued for Cash and Note
     in December 1991 at $.05 Per Share                   4,454,224        4,455       195,860            --          --          --
   Excess of Fair Market Value Over Option Price of
     Non-Qualified Stock Options Granted                         --           --        16,570            --          --          --
   Non-Qualified Stock Options Exercised                         10           --             1            --          --          --
   Net [Loss] for the Year                                       --           --            --      (410,149)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------
BALANCE - JANUARY 31, 1992                                4,870,675        4,871     3,740,516    (4,142,085)         --          --

   Payment on Note Receivable                                    --           --            --            --          --          --
   Net Proceeds from Secondary Public
     Stock Offering in August 1992 at
     $7.50 Per Share, Less Issuance Cost                  1,000,000        1,000     6,230,051            --          --          --
   Non-Qualified Stock Options Exercised                     30,000           30            --            --          --          --
   Net [Loss] for the Year                                       --           --            --      (564,173)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1993                                5,900,675        5,901     9,970,567    (4,706,258)         --          --

   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                      --           --       126,000            --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Non-Qualified Stock Options Exercised                      1,000            1            56            --          --          --
   Collection of Note Receivable                                 --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,012,882)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1994                                5,901,675        5,902    10,096,623    (5,719,140)         --          --

   Acquisition of Treasury Stock                                 --           --            --            --     629,627   (300,000)
   Forfeiture of Non-Qualified Stock Options Granted             --           --       (22,402)           --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,349,678)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1995                                5,901,675        5,902    10,074,221    (7,068,818)    629,627   (300,000)

   Acquisition of Treasury Stock                                 --           --            --            --   1,150,001   (143,750)
   Forfeiture of Non-Qualified Stock Options Granted             --           --        (1,379)           --          --          --
   Amortization of Deferred Compensation                         --           --            --            --          --          --
   Net [Loss] for the Year                                       --           --            --    (1,187,985)         --          --
                                                       ------------   ----------  ------------  ------------  ----------  ----------

BALANCE - JANUARY 31, 1996                                5,901,675        5,902    10,072,842    (8,256,803)  1,779,628   (443,750)

   Common Stock Issued at $.065 per share                 5,000,000        5,000       320,000            --          --         --
   Common Stock Issued at $.20 per share                  5,000,000        5,000       995,000            --          --         --
   Non-qualified stock option exercised                   2,179,234        2,179       376,970            --          --         --
   Net(loss) for the period                                      --           --            --    (1,962,877)         --         --
                                                       ------------   ----------  ------------  ------------  ----------  ----------
BALANCE - DECEMBER 31, 1996                              18,080,909   $   18,081  $ 11,764,812  $(11,764,812)  1,779,628   (443,750)
                                                       ============   ==========  ============  ============  ==========  ==========


                                                                                                   TOTAL
                                                                    DEFERRED         NOTE       STOCKHOLDERS'
                                                                 COMPENSATION     RECEIVABLE      EQUITY
   Common Stock Issued for Cash in
     February 1985 at $.10 Per Share                                $        --   $        --  $      1,000
   Net Earnings for the Period from
     February 15, 1985 to January 31, 1986                                   --            --         6,512
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1986                                                   --            --         7,512

   Common Stock Issued for Cash in
     October 1986 at $50.00 Per Share                                        --            --       500,000
   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                                  --            --        13,230
   Net [Loss] for the Year                                                   --            --       (34,851)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1987                                                   --            --       485,891

   Net Proceeds from Initial Public Stock
     Offering, in June 1987 at $400.00 Per
     Share, Less Issuance Costs                                              --            --     1,627,833
   Common Stock Issued in May 1987 at
     $50 Per Share for Legal Services
     Performed for the Company                                               --            --         5,000
   Non-Qualified Stock Options Exercised                                (28,188)           --         5,620
   Amortization of Deferred Compensation                                  7,425            --         7,425
   Excess of Fair Market Value Over Option
     Price of Non-Qualified Stock Options Granted                            --            --        75,063
   Net [Loss] for the Year                                                   --            --      (627,652)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1988                                              (20,763)           --     1,579,180

   Non-Qualified Stock Options Exercised                                     --            --           256
   Stock Warrants Exercised                                                  --            --        12,000
   Common Stock Redeemed and Retired                                         --            --          (150)
   Excess of Fair Market Value Over Option
     Price of Non-Qualified Stock Options Granted                            --            --        36,524
   Amortization of Deferred Compensation                                 19,113            --        19,113
   Net [Loss] for the Year                                                   --            --    (1,092,266)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1989                                               (1,650)           --       554,657

   Non-Qualified Stock Options Exercised                                     --            --         1,060
   Common Stock Redeemed and Retired                                         --            --          (175)
   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                                  --            --       113,037
   Net Proceeds from Secondary Public Stock
     Offering in April 1989 at $35.00 Per Share,
     Less Issuance Cost                                                      --            --       980,180
   Amortization of Deferred Compensation                                  1,650            --         1,650
   Net [Loss] for the Year                                                   --            --    (1,129,477)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1990                                                   --            --       520,932

   Common Stock Issued for Cash in October 1990
     through January 1991 at $.60 Per Share                                  --            --        51,250
   Excess of Fair Market Value Over Option Price of
     Non-Qualified Stock Options Granted                                     --            --        30,635
   Net [Loss] for the Year                                                   --            --      (854,202)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1991                                                   --            --      (251,385)

   Common Stock Issued for Cash in February 1991
     through April 1991 at $.60 Per Share                                    --            --        24,950
   Common Stock Issued for Cash and Services in
     November 1991 at $.10 Per Share                                         --            --        23,000
   Common Stock Issued for Cash and Note
     in December 1991 at $.05 Per Share                                      --       (50,315)      150,000
   Excess of Fair Market Value Over Option Price of
     Non-Qualified Stock Options Granted                                     --            --        16,570
   Non-Qualified Stock Options Exercised                                     --             1             1
   Net [Loss] for the Year                                                   --            --      (410,149)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1992                                                   --       (50,315)     (447,013)

   Payment on Note Receivable                                                --        11,300        11,300
   Net Proceeds from Secondary Public
     Stock Offering in August 1992 at
     $7.50 Per Share, Less Issuance Cost                                     --            --     6,231,051
   Non-Qualified Stock Options Exercised                                     --            --            30
   Net [Loss] for the Year                                                   --            --      (564,173)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1993                                                   --       (39,015)    5,231,195

   Excess of Fair Market Value Over Option Price
     of Non-Qualified Stock Options Granted                            (126,000)           --            --
   Amortization of Deferred Compensation                                 40,750            --        40,750
   Non-Qualified Stock Options Exercised                                     --            --            57
   Collection of Note Receivable                                             --        39,015        39,015
   Net [Loss] for the Year                                                   --            --    (1,012,882)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1994                                              (85,250)           --     4,298,135

   Acquisition of Treasury Stock                                             --            --      (300,000)
   Forfeiture of Non-Qualified Stock Options Granted                     22,402            --            --
   Amortization of Deferred Compensation                                 49,348            --        49,348
   Net [Loss] for the Year                                                   --            --    (1,349,678)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1995                                              (13,500)           --     2,697,805

   Acquisition of Treasury Stock                                             --            --      (143,750)
   Forfeiture of Non-Qualified Stock Options Granted                      1,379            --            --
   Amortization of Deferred Compensation                                 12,121            --        12,121
   Net [Loss] for the Year                                                   --            --    (1,187,985)
                                                                    -----------   -----------  ------------

BALANCE - JANUARY 31, 1996                                                   --            --  $  1,378,191

   Common Stock Issued at $.065 per share                                    --            --       325,000
   Common Stock Issued at $.20 per share                                     --            --     1,000,000
   Non-qualified stock options exercised                                                            379,149
   Net (loss) for the period                                                 --            --    (1,962,877)
                                                                    -----------   -----------  ------------
BALANCE - DECEMBER 31, 1996                                         $        --   $        --  $  1,119,463
                                                                    ===========   ===========  ============

The accompanying notes are an integral part of the consolidated financial statements.

                               ENDOREX CORPORATION
                        [A DEVELOPMENT STAGE ENTERPRISE]

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Cumulative
                                                  Transition                  Period
                                                     Period                  February 15,
                                                  February 1,                   1985
                                                    1996 to    Year Ended  (Inception) to
                                                  December 31, January 31,   December 31,
                                                    1996        1996           1996

OPERATING ACTIVITIES:
Net loss                                         $(1,962,877) $(1,187,985)  $(10,219,680)
Adjustments to Reconcile Net (Loss) to
 Cash Provided by Operating Activities:
   Depreciation and Amortization                     151,293      190,957       910,440
   Amortization of Deferred Compensation                           13,500       131,786
   Excess of Fair Market value over option
    price on Non-Qualified Stock Options             245,000       (1,379)      528,680
   Gain on Sale of Assets                                                          (740)
   Write off Patent Issuance Cost                                               101,006
   Changes in Assets and Liabilities:
     Prepaid Expenses                                 (1,448)       9,347       (45,755)
     Accounts Payable and Accrued
      Expenses                                        69,357      (26,770)      216,809
                                                 ------------ ------------ -------------
Total Adjustments                                    464,202      185,655     1,842,226
                                                 ------------ ------------ -------------
NET CASH USED IN OPERATING ACTIVITIES             (1,498,675)  (1,002,330)   (8,377,454)
                                                 ------------ ------------ -------------
INVESTING ACTIVITIES:
  Patent Issuance Cost                               (39,870)     (61,330)     (332,743)
  Organizational Costs Incurred                                                    (135)
  Deposit on Leasehold Improvements                                              (5,000)
  Purchases of Leasehold Improvements                                          (414,671)
  Purchases of Office and Lab Equipment              (36,817)      (6,626)     (553,799)
  Proceeds from Assets Sold                                                       1,000
                                                 ------------ ------------ -------------
NET CASH USED IN INVESTING ACTIVITIES                (76,687)     (67,956)   (1,305,348)
                                                 ------------ ------------ -------------
FINANCING ACTIVITIES:
  Net Proceeds from Issuance of
    Common Stock                                   1,325,000                 10,919,876
  Proceeds from Exercise of Options                  134,149                    134,236
  Proceeds from Borrowings from President                                        41,433
  Repayment of Borrowings from President                                        (41,433)
  Proceeds from Borrowings Under Line of Credit                                 300,000
  Repayment of Borrowings Under Line of Credit                                 (300,000)
  Proceeds from Note Payable to Bank                                            150,000
  Payments on Note Payable to Bank                                             (150,000)
  Proceeds from Borrowings from Stockholders                                     15,867
  Repayment of Borrowings from Stockholders                                     (15,867)
  Advances from Parent Company                                                  135,000
  Payments to Parent Company                                                   (135,000)
  Repayment of Long-Term Note Receivable                                         50,315
  Repayment of Note Payable Issued in Exchange
    for Legal Service                                                           (71,968)
  Purchase of Treasury Stock                                     (143,750)     (443,750)
                                                 ------------ ------------ -------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                              1,459,149     (143,750)   10,588,709
                                                 ------------ ------------ -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   (116,213)  (1,214,036)      905,907

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIODS                                        1,022,120    2,236,156          -
                                                 ------------ ------------ -------------
CASH AND CASH EQUIVALENTS - END OF PERIODS       $   905,907  $ 1,022,120  $    905,907
                                                 ===========  ============ =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
  Cash paid for interest                                                   $     40,648

The accompanying notes are an integral part of the consolidated financial statements.

                          ENDOREX CORPORATION
                   [A DEVELPOMENT STAGE ENTERPRISE]

NOTES TO FINANCIAL STATEMENTS

[1] OPERATIONS

BASIS OF PRESENTATION - Endorex Corp. and Subsidiary [the "Company"] was incorporated in January 1987 as ImmunoTherapeutics, Inc, a wholly-owned subsidiary of BiologicalTherapeutics, Inc. ["BTI"]. BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985 [inception date]. On March 30, 1987 BTI was merged into the Company.
The financial statements of the Company include the accounts of its predecessor, BTI, for all periods presented. In October, 1996, the Company formed its subsidiary, Orasomal Technologies, Inc. On January 31, 1997, the company changed its fiscal year end from January 31 to December 31.
See Note 10.

NATURE OF BUSINESS - The Company is involved in the development and clinical evaluation of immunopharmeceuticals for the prevention and treatment of cancer and infectious diseases. The Company is developing products to help regulate the immune response of individuals with cancer and infectious disease.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Endorex Corp. and its subsidiary, Orasomal Technologies, Inc. Intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

OFFICE AND LAB EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Office and lab equipment is stated at cost. Depreciation is computed on the straight-line basis over five years. Leasehold improvements are amortized utilizing the straight-line
method over   the  term of the lease. Depreciation expense was $127,302 and
$188,644 for the periods ended December 31, 1996 and January 31, 1996, respectively.

RESEARCH AND DEVELOPMENT COSTS - Expenditures for research and development activities are charged to operations as incurred.

PATENT ISSUANCE COSTS - The cost of patents is accumulated during the approval process. Patents granted are amortized on a straight-line basis over 20 years from the application date or the estimated remaining economic life. When a patent is not granted or the process is terminated the accumulated cost is charged to operations.

IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

NET [LOSS] PER SHARE - The net [loss] per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Shares issuable upon the exercise of warrants and stock options granted are excluded from the computation since the effect on the net loss per common share would be anti-dilutive.


CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk are limited to cash
and cash equivalents.   At December 31, 1996, the Company has approximately
$800,000 in financial institutions that are subject to normal credit risk beyond the FDIC insured amounts.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[3] DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS

For the period from its incorporation to date, the Company has been a "development stage enterprise" and the Company's operations have consisted primarily of financial planning, raising capital, and research and development activities. The Company has not produced any revenues from product sales since its inception.

[4] REVENUE RECOGNITION

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

[5] STOCKHOLDERS' EQUITY

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

On June 13, 1996, Dominion entered into an agreement with Aries Fund, a Cayman Island Trust, and the Aries Domestic Fund, L.P., a Delaware limited partnership ("The Aries Fund" and the "Aries Domestic Fund, L.P." are collectively referred to as "Aries"), with the Company a party to the agreement, whereby Dominion sold and Aries purchased an aggregate of 4,000,000 shares of the Company's Common Stock at a price of $.10 per share. The purchase price was paid from Aries' general funds. As part of the transaction, Dominion transferred to Aries certain of its rights under the March 1, 1996 agreement including, among others, the right to designate a Director of the Company and rights to have the shares registered under the Securities Act of 1933, as amended. Also concurrently with the completion of the transaction, the Company redeemed its outstanding rights under the Shareholders Rights Agreement dated as of September 23, 1994. On June 26, 1996, Aries purchased from the Company an additional 5,000,000 shares of the Company's Common Stock at a price of $.20 per share or an aggregate of $1,000,000. The purchase price was paid from Aries' general funds. The purchase agreement relating to such shares contains various representations and warranties concerning the Company and its activities and also various affirmative and negative covenants. The purchase agreement grants to Aries the right to have registered under the Securities Act of 1933, as amended, the shares sold to Aries to enable the public offer and sale of those shares. The agreement restricts the Company from entering into mergers, acquisitions, or sales of its assets without the prior approval of Aries.

WARRANTS - On June 17, 1991, the Company issued an aggregate 35,180 five-year common stock purchase warrants at an exercise price of $.006 per share. In June 1996, the warrants were extended to June 16, 1997 and the exercise price
was adjusted to $.08 per share.   In connection with the Company's secondary
public offering on August 13, 1992 ,the Company issued 1,000,000 five-year common stock purchase warrants at an exercise price of $7.50. 412,943 of these warrants were acquired and retired by the Company in connection with its acquisition of treasury stock. The warrants are redeemable by the Company at $.005 per warrant subject to certain conditions relating to the market price of the Company's common stock. The exercise price is generally adjusted when the Company issues additional stock or additional options other than through employee stock option plans. The adjusted exercise price of the warrants as of December 31, 1996 was $1.99 and the warrants expire on August 13, 1997.

[6] STOCK BASED COMPENSATION

NON-QUALIFIED STOCK OPTIONS - The Company periodically grants non-qualified stock options to officers and certain key employees which in some cases have exercise prices below the market value of the common stock at the date the options were granted. Accordingly, compensation expense, equal to the difference between the exercise price of the options and the fair value of the stock at the date of grant is being recognized ratably over the period during which the grantee performs services and becomes vested in the options granted. The Company recognized compensation expense of $12,121 for the year ended January 31, 1996 related to these options. The shares granted originally had an exercise price of between $.001 and $35.00, have individually defined exercise periods, and expire at various times through September 1999. On October 31, 1991, the Board of Directors extended the expiration date of all options expiring in March 1992 to March 1997. The Board also reduced the exercise price to $.001 for all outstanding non-qualified options.

NON-EMPLOYEE STOCK OPTIONS - The Company periodically grants non-qualified stock options to non-employee consultants. Members of the Company's Board of Scientific Advisors each receive options to purchase 2,000 shares of common stock at the end of each year of their three-year contracts plus 2,000 additional shares for attendance at each meeting. At December 31,1996, 300,000 shares are reserved for issuance under the plan. Options are granted at exercise prices equal to the fair value of the stock on the grant date.

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

In connection with the Dominion purchase, the Chairman of the Company was granted 2,000,000 options at an exercise price of $0.065 which were immediately exercisable. The Company recognized compensation expense of $245,000 in the fourth quarter in connection with the grant of these options.

The Company has elected the disclosure-only option under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and accordingly accounts for stock options per the terms of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense for stock options been determined based upon the fair value at the grant date accordingly to the terms of SFAS No. 123, the Company's net loss would have been increased by approximately $349,871, or $0.03 per share and $13,247, or $0.00 per share for 1996 and
1995, respectively. The effects of applying SFAS No. 123 are not likely to be representative of the effects disclosed in future years because the pro forma calculations exclude stock options granted before 1995.

The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.98 and $0.24 for 1996 and 1995, respectively. The weighted average fair value of the options granted with an exercise price less than the fair value of the stock was $0.18 for 1996.

For purposes of estimating the fair value of options according to SFAS 123, the fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: dividend yield 0%, volatility of 167%, expected life of five (5) years, and risk-free interest rate of 6.2% and 7.1% for 1996 and 1995, respectively.

Option activity for the periods ended January 31 and December 31, 1996 was as follows:

                                        Weighted Average
                                         Exercise Price         Shares
Balance at February 1, 1995                  $ 0.23             171,539
  Granted                                      0.07             510,000
  Expired                                       -                  -
  Canceled                                     0.24             (30,786)
  Exercised                                     -                  -
                                             ------          -----------
Balance at January 31, 1996                   0.103             650,753
 Granted                                      0.397           3,200,000
 Expired                                        -                  -
 Canceled                                     0.064             (27,110)
 Exercised                                    0.064          (2,179,234)
                                             ------          -----------
Balance at December 31, 1996                 $0.748           1,644,409
                                             ======          ===========

The range of exercise prices and weighted average contractual lives are as follows:

                        Options Outstanding             Options Exercisable
                -----------------------------------    --------------------------
                                   Weighted Average               Weighted Avg.
Exercise Price  Shares       Term  Exercise Price      Shares     Exercise Price
$0.001              3,269    1.65   $  0.001              3,269      $ 0.001
 0.070            444,000    6.91      0.070            268,000        0.070
 0.200            200,000    9.32      0.200            200,000        0.200
 0.250             62,000    1.80      0.250             26,000        0.250
 .857-1.08         170,000    8.51      0.924             16,250        0.994
1.25-1.50         765,000    7.69      1.268            135,000        1.250
 35.00                140    2.65     35.000                140       35.000
------------    ---------    ----    -------           --------      -------
$.001-35.00     1,644,409    7.53    $ 0.748            648,659      $ 0.393
============    =========    ====    =======           ========      =======

[7] INCOME TAXES

At December 31, 1996, the Company had a useable net operating loss carryforward of approximately $1,929,000 after limitations based on changes in ownership. If not utilized to offset future taxable income, this carryforward will expire in years 2006 to 2011. In addition, the Company has research and development tax credit carryforwards of approximately $260,000 which expire between 2003 and 2010. Pursuant to SFAS No. 109, the Company has a deferred tax asset as of December 31, 1996 consisting of the following:

Net operating loss carryforward                      $   656,000
Research & development credit carryforward               260,000
Depreciation                                             147,000
                                                     ------------
Gross deferred tax assets                              1,063,000
Valuation Allowance                                   (1,063,000)
                                                     ------------
Net deferred tax assets                              $        --
                                                     ============

Due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryovers, a valuation allowance of $1,063,000 has been established to offset this asset. This represents a decrease of $437,000 over the valuation allowance at January 31, 1996.


[8] LEASES

At December 31, 1996, the Company leased its executive offices and research facilities under operating leases which provide for annual minimum rent and additional rent based on increases in operating costs and real estate taxes. Future minimum lease payments for operating leases are as follows:

                              1997            $  58,180
                              1998               66,065
                              1999               17,261

[9] GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

On December 31, 1996, the Company had cash and cash equivalents of $905,907
and working capital of $824,821.   The Company's current level of research and
development activities requires the expenditure of approximately $160,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources will not be sufficient to support its operations for the year ending December 31, 1997. The Company's cash resources will not be sufficient at current levels to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified. There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products. Based on current forecasts, management believes the Company has sufficient cash to maintain its current level of operations until May 15, 1997. These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company's future success is dependent on the ability to raise additional capital through a planned private placement. The private placement is expected to close in May 1997. Management believes that the proceeds from such private placement will be sufficient to maintain planned operations into 1998. In addition, management believes it can obtain bridge financing from its majority shareholder to fund operations until the proceeds from the private placement are received.


[10] CHANGE IN FISCAL YEAR  (unaudited)

On January 31, 1997, the Company changed its fiscal year end from January 31 to December 31. The accompanying financial statements reflect the transition period from February 1, 1996 to December 31, 1996. The following financial information reflects the comparable prior period, February 1, 1995 to December 31, 1995 (unaudited):

                      Revenue                     $        --
                      Loss from operations         (1,142,528)
                      Loss before income taxes     (1,071,392)
                      Net Loss                     (1,071,392)



[11] SUBSEQUENT EVENT

On April 8, 1997, stockholders holding a majority of outstanding Common Stock consented to a one-for-fifteen reverse stock split. The record date is April 8, 1997 and the reverse stock split is expected to be effected in connection with the proposed private placement. In the event that the private placement is not sufficient to meet certain objectives, the reverse stock split may not be effected. In addition, the Board of Directors may abandon the reverse stock split without further action by the stockholders.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Endorex Corp.
(A Development Stage Enterprise):

We have audited the accompanying consolidated balance sheet of Endorex Corp. (formerly known as ImmunoTherapeutics, Inc.) (The "Company) (a development stage enterprise) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from February 1, 1996 through December 31, 1996 and the period cumulative from inception (February 15, 1985) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Endorex Corp. for the period from inception to January 31, 1996. Such statements are included in the cumulative totals from inception to December 31, 1996. The total net loss from inception to January 31, 1996 reflects 81% of the cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to January 31, 1996, included in the cumulative totals, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endorex Corp. as of December 31, 1996, and the results of its operations and its cash flows for the period from February 1, 1996 through December 31, 1996 and the period cumulative from inception (February 15, 1985) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has limited cash resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.

Chicago, Illinois
April 11, 1997

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Endorex Corp.


We have audited the statements of operations, stockholders' equity, and cash flows of Endorex Corp. (formerly ImmunoTherapeutics, Inc.) for the year ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows Endorex Corp. for the year ended January 31, 1996, in conformity with generally accepted accounting principles.





MOORE STEPHENS,  P. C.
Certified Public Accountants
Cranford, New Jersey
March 15, 1997

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ENDOREX CORP.



                           By:  Michael S. Rosen
                                President & CEO

                                David G. Franckowiak
                                (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                    Title                      Date


Gerald J. Vosika, M.D.       Chairman of the Board         4/28/97



Mr. Michael S. Rosen            Board Member               4/28/97



Mr. Steve H. Kanzer             Board Member               4/28/97



Kenneth Tempero, M.D., Ph.D.    Board Member               4/28/97



Leonard Jacob, M.D., Ph.D       Board Member               4/28/97

Exhibit 11
Endorex Corp.
Computation of Earnings per Share


                                             Transition Period
                                            February 1, 1996 to
                                               December 31,           Year Ended
                                                  1996             January 31, 1996
Primary Earnings per Share:

Net loss                                       $(1,962,877)          $ (1,187,985)
Assumed interest on 5% government
 securities, net of tax                               -                   222,125
                                              -------------          -------------
Adjusted net loss                              $(1,962,877)          $   (965,860)
                                              =============          =============

Average common shares outstanding               11,811,766              5,067,253
Common stock equivalents, using Treasury
 Stock Method                                                             348,571
                                              -------------          -------------
Adjusted shares outstanding                     11,811,766              5,415,824
                                              =============          =============
Primary net loss per share
 after adjustment                              $    (0.17)           $      (0.18)
                                              =============          =============
Fully Diluted Earnings per Share:

Net loss                                       $(1,962,877)          $ (1,187,985)
Assumed interest on 5% government
 securities, net of tax                               -                   222,125
                                              -------------          -------------
Adjusted net loss                              $(1,962,877)          $   (965,860)
                                              =============          =============

Average common shares outstanding               11,811,766              5,067,253
Common stock equivalents, using Treasury
 Stock Method                                    1,513,819                348,571
                                              -------------          -------------
Adjusted shares outstanding                     13,325,585              5,415,824
                                              =============          =============
Primary net loss per share
 after adjustment                              $    (0.15)           $      (0.18)
                                              =============          =============

Notes:
Common stock equivalents are excluded in the computation of primary earnings per share or the face of the Consolidated Statements of Operations because the effect would be anti-dilutive.

Fully diluted earnings per share are not disclosed on the face of the Consolidated Statement of Operations because the effect is anti-dilutive.