Form 10KSB/A
period 1996-12-31
ENDOREX CORP
filed 1997-05-08
CIK 812796

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-KSB/A
                           AMENDMENT #1
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

WARRANTS - On June 17, 1991, the Company issued an aggregate 35,180 five-year common stock purchase warrants at an exercise price of $.60 per share. In June 1996, the warrants were extended to June 16, 1997 and the exercise price
was adjusted to $.08 per share.   In connection with the Company's secondary
public offering on August 13, 1992 ,the Company issued 1,000,000 five-year common stock purchase warrants at an exercise price of $7.50. 412,943 of these warrants were acquired and retired by the Company in connection with its acquisition of treasury stock. The warrants are redeemable by the Company at $.005 per warrant subject to certain conditions relating to the market price of the Company's common stock. The exercise price is generally adjusted when the Company issues additional stock or additional options other than through employee stock option plans. The adjusted exercise price of the warrants as of December 31, 1996 was $1.99 and the warrants expire on August 13, 1997.

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

Option activity for the periods ended January 31 and December 31, 1996 was as follows:

                                        Weighted Average
                                         Exercise Price         Shares
Balance at February 1, 1995                  $ 0.23             171,539
  Granted                                      0.07             510,000
  Expired                                       -                  -
  Canceled                                     0.24             (30,786)
  Exercised                                     -                  -
                                             ------          -----------
Balance at January 31, 1996                   0.103             650,753
 Granted                                      0.397           3,200,000
 Expired                                        -                  -
 Canceled                                     0.064             (27,110)
 Exercised                                    0.064          (2,179,234)
                                             ------          -----------
Balance at December 31, 1996                 $0.748           1,644,409
                                             ======          ===========

The range of exercise prices and weighted average contractual lives are as follows:

                        Options Outstanding             Options Exercisable
                -----------------------------------    -------------------------
                                   Weighted Average               Weighted Avg.
Exercise Price  Shares       Term  Exercise Price      Shares     Exercise Price
$0.001              3,269    1.65   $  0.001              3,269      $ 0.001
 0.070            444,000    6.91      0.070            268,000        0.070
 0.200            200,000    9.32      0.200            200,000        0.200
 0.250             62,000    1.80      0.250             26,000        0.250
  .857-1.08       170,000    8.51      0.924             16,250        0.994
 1.25-1.50        765,000    7.69      1.268            135,000        1.250
35.00                 140    2.65     35.000                140       35.000
- ------------    ---------    ----    -------           --------      -------
$.001-35.00     1,644,409    7.53    $ 0.748            648,659      $ 0.393
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

May 7, 1997

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