Form 10KSB/A
period 1996-12-31
ENDOREX CORP
filed 1997-05-12
CIK 812796

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-KSB/A
                           AMENDMENT #2
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



                  DOCUMENTS INCORPORATED BY REFERENCE

                                  None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(c)     Exhibits:
   3 (i)     Certificate of Incorporation of Registrant (1).
   3 (i)(a) Certificate of Ownership and Merger filed March 30, 1987 (1). 3 (i)(b) Certificate of Amendment to Certificate of Incorporation filed
             September 7, 1989(2).
   3 (i)(c)  Certificate of Amendment to Certificate of Incorporation filed
             November 13, 1990 (3).
   3 (i)(d)  Certificate of Amendment to Certificate of Incorporation filed
             May 29, 1991 (3).
   3 (i)(e)  Certificate of Amendment to Certificate of Incorporation filed
             February 27, 1992 (reverse stock split)(3).
   3 (i)(f)  Certificate of Amendment to Certificate of Incorporation filed
             February 27, 1992 (increase in authorized shares)(3).
   3 (i)(g)  Certificate of Amendment to Certificate of Incorporation filed
             June 29, 1993. SE
   3 (i)(h)  Certificate of Amendment to Certificate of Incorporation filed
             August 15, 1996. SE
   3 (ii)    By-laws of Registrant (1).
   4 (i)(a)  Specimen Common Stock Certificate (1).
   4 (i)(b)  Form of Warrant Agreement between the Registrant and American
             Stock Transfer & Trust Company (1).
   10.1 Patent License Agreement dated December 16, 1996 between the Registrant and Massachusetts Institute of Technology. SE
   10.2 Consultation Agreement dated as of September 1, 1996 between the Registrant and Kenneth Tempero, Ph.D., M.D. SE
   10.3 Employment Agreement dated June 1, 1996 between the Registrant and Gerald Vosika. SE
   10.4 Letter Agreement Amendment and Waiver dated June 25, 1996 to Employment Agreement between Registrant and Gerald Vosika dated June 1, 1996. SE
   10.5 Employment Agreement dated July 25, 1996 between the Registrant and Michael S. Rosen (5).
   10.6 Employment Agreement dated December 1, 1996 between the Registrant and Robert N. Brey. SE
   10.7 Purchase Agreement dated March 1, 1996 between the Registrant and Dominion Resources, Inc.(4).
   10.8 Purchase Agreement dated as of June 13, 1996 between the Registrant, Dominion Resources, Inc., The Aries Fund and The Aries Domestic Fund, L.P. SE
   10.9 Purchase Agreement dated as of June 26, 1996 between the Registrant, The Aries Fund and The Aries Domestic Fund, L.P. SE
  10.10 Incentive Stock Option Plan (1).
  10.11 Lease dated April 28, 1993 between the Registrant and Landmark Investors. SE
  10.12 Office Lease dated September 18, 1996 between the Registrant and American National Bank & Trust Company of Chicago, as amended. SE
   11   Statement re: computation of per share earnings (7).
   16   Letter on change in certifying accountants (6).
   21   Subsidiaries of the Registrant. SE
   27   Financial Data Schedule (7).

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-13492).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File no. 0-11572) for the fiscal year ended January 31, 1989.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-11572) for the fiscal year ended January 31, 1992.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB (File No. 0-11572) for the fiscal year ended January 31, 1996.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1996.
(6) Incorporated by reference to the Registrant's Report on Form 8-K/A dated February 10, 1997.
(7)     Previously filed on this Form 10-KSB.