Form 10QSB
period 1997-03-31
ENDOREX CORP
filed 1997-05-15
CIK 812796

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     MARCH 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No.      0-11572

                        Endorex Corp.
(Exact name of registrant as specified in its charter)

          Delaware                              41-1505029
(State of other jurisdiction of       (I.R.S. Employer Identification
 incorporation or organization)        Number)


  900 North Shore Drive, Lake Bluff, IL                   60044
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code        (847) 604-7555


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X  No

At May 2, 1996, 16,318,870 shares or the registrant's common stock (par value, $.001 per share) were outstanding.

 PART I.
 ITEM 1 - FINANCIAL STATEMENTS


                         ENDOREX CORP.
                (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEET
                        (UNAUDITED)


                                                  March 31,
                                                    1997
ASSETS
Current assets:
   Cash and cash equivalents                     $   298,077
   Prepaid expenses                                   81,855
                                                 ------------
       TOTAL CURRENT ASSETS                          379,932

Leasehold improvements and equipment, net of
    accumulated depreciation of $884,736.            107,853

Patent issuance costs, net of accumulated
    amortization of $32,202                          209,061
                                                 ------------
       TOTAL ASSETS                              $   696,846
                                                 ============
<F/N>
See accompanying condensed notes to financial statements

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses          $   165,294


STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value.
    Authorized 100,000 shares;
    none issued and outstanding                          --
   Common stock, $0.001 par value.
    Authorized 50,000,000 shares;
    issued 18,098,498, outstanding 16,318,870         18,099
   Additional paid-in capital                     11,766,202
  (Deficit) accumulated during development stage (10,808,999)
                                                 ------------
                                                     965,802
   Less:
      Treasury Stock, at cost, 1,779,628 shares     (443,750)
                                                 ------------
TOTAL STOCKHOLDERS' EQUITY                           522,052
                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   696,846
                                                 ============
<F/N>
See accompanying condensed notes to financial statements

                         ENDOREX CORP.
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                     Cumulative from
                                                     February 15, 1985
                       Three Months Ended March 31,  (date of inception)
                          1997         1996          to March 31, 1997

SBIR contract revenue    $       --   $        --    $    100,000

Expenses:
 SBIR contract
 research and
 development                     --            --          86,168
Proprietary research
 and development            382,376       242,069       8,431,461
General and
 administrative             214,891        66,772       3,181,148
                         -----------  ------------   -------------
Total operating expenses    597,267       308,841      11,698,777
                         -----------  ------------   -------------
  (Loss) from operations   (597,267)     (308,841)    (11,598,777)

  Other income                   --            --           1,512
  Interest income             7,948        10,080         828,904
  Interest expense               --            --         (40,638)
                         -----------  ------------   -------------
  Net loss               $ (589,319)  $  (298,761)   $(10,808,999)
                         ===========  ============   =============
  Net loss per share     $    (0.04)  $     (0.05)
  Weighted average
   common shares
   outstanding            16,307,111     6,039,559

<F/N>
See accompanying condensed notes to financial statements

                            ENDOREX CORP.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                             Cumulative from
                                    Three months             February 15, 1985
                                   ended March 31,           (date of inception)
                                  1997        1996           to March 31, 1997
Net cash used in operating
 activities                    $ (569,442)   $ (273,298)     $ (8,946,896)
                               -----------   -----------     -------------
INVESTING ACTIVITIES:
 Patent issuance cost              (9,526)       (9,865)         (342,269)
 Organizational costs
  incurred                            --             --              (135)
 Deposit on leasehold
  improvements                        --             --            (5,000)
 Purchase of leasehold
  improvements                        --             --          (414,671)
 Purchases of office
  and lab equipment               (30,270)       (1,580)         (584,069)
 Proceeds from assets
  sold                                --             --             1,000
                               -----------   -----------     -------------
Net cash used in
 investing activities             (39,796)      (11,445)       (1,345,144)
                               -----------   -----------     -------------
FINANCING ACTIVITIES:
Net proceeds from
 issuance of common
 stock                             1,408        108,334        10,921,284
Proceeds from exercise
 of options                           --             --           134,236
Proceeds from borrowings
 from President                       --             --            41,433
Repayment of borrowings
 from President                       --             --           (41,433)
Proceeds from borrowings
 under line of credit                 --             --           300,000
Repayment of borrowings
 under line of credit                 --             --          (300,000)
Proceeds from note
 payable to bank                      --             --           150,000
Payments on note
 payable to bank                      --             --          (150,000)
Proceeds from borrowings
 from stockholders                    --             --            15,867
Repayment of borrowings
 from stockholders                    --             --           (15,867)
Advances from parent
 Company                              --             --           135,000
Payments to Parent
 company                              --             --          (135,000)
Repayment of long-
 term note receivable                 --             --            50,315
Repayment of note
 payable issued in
 exchange for legal
 service                              --             --           (71,968)
Purchase of treasury
 stock                                --             --          (443,750)
                               -----------   -----------     -------------
Net cash provided by
 financing activities               1,408       108,334        10,590,117
                               -----------   -----------     -------------
Net increase (decrease)
 in cash and cash
 equivalents                     (607,830)     (176,409)         298,077

Cash and cash equivalents at
 beginning of periods             905,907     1,146,351               --
                               -----------   -----------     -------------
Cash and cash equivalents at
 end of periods                $  298,077    $  969,942      $    298,077
                               ===========   ===========     =============
<F/N>
See accompanying Condensed Notes to Financial Statements

                         ENDOREX CORP.
               (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO FINANCIAL STATEMENTS


The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair statement of the results operations, financial position and cash flows for the interim periods. All adjustments were of a normally recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

On January 31, 1997, the Company changed its fiscal year end from January 31 to December 31. The Transition Period resulting from the change was reported in the annual report on Form 10-KSB for the period ended
December 31, 1996.

Common stock equivalents are excluded in the computation of primary earnings per share or the face of the Consolidated Statements of Operations because the effect would be anti-dilutive. Fully diluted earnings per share are not disclosed on the face of the Consolidated Statement of Operations because the effect is anti-dilutive.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's current level of research and development activities requires the expenditure of approximately $200,000 per month. Management of the Company believes that its current cash resources will not be sufficient to support its operations for the year ending December 31, 1997. Based on current forecasts, management believes the Company has sufficient cash to maintain its current level of operations until May 15, 1997. These conditions raise substantial doubt about the Company's ability to continue operating as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the Company's future success is dependent on the ability to raise additional capital through a planned private placement. The private placement is expected to close early in the third quarter of 1997. Management believes that the proceeds from such private placement may be sufficient to maintain planned operations into 1998. In addition, the Company is currently negotiating bridge financing from its majority shareholders to fund operations until the proceeds from the private placement are received.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


Plan of Operation

The following "Plan of Operation" provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. The discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto and the Company's Annual Report on Form 10-KSB. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements, including those set forth in "Business - Certain Factors that may Effect Future Results, Financial Condition and the Market Price of Securities" of the Company's Annual Report on Form 10-KSB.

The Company is a development stage enterprise and expects no significant revenue from the sale of products for the next twelve months. The Company's proprietary immunomodulator, ImmTher, has completed some Phase II clinical trials for cancer with limited response and its immuno-adjuvant, Theramide, has completed certain Phase I clinical trials for cancer. The Company is currently evaluating ImmTher for additional human trials as an anti-cancer agent with at least one major cancer center and new preclinical programs as an anti-infective agent. For Theramide, the Company is completing preclinical data for new Phase I trials as an adjuvant for a vaccine program. The Company's other product candidates are in the preclinical and early preclinical evaluation stages. The Company has also initiated preclinical evaluation of at least one new product utilizing its proprietary oral and mucosal delivery system, and plans to expand, during 1997, an oral vaccine program and oral therapeutics program. The Company plans to select products for this program that are only available in injectable form and for which oral therapy is not available. The Company believes its technology, if effective, will increase patient compliance and ease of administration of therapy and is currently evaluating a range of therapies including insulin, allergens, vaccines and cancer chemotherapy.

On March 31, 1997 and December 31, 1996, the Company had cash and cash equivalents of $298,077 and $905,907, respectively, and working capital of $214,638 and $824,821, respectively.

The Company's current level of research and development activities requires the expenditure of approximately $200,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources will not be sufficient to support its operations for the year ending December 31, 1997. The Company's cash resources will not be sufficient at current levels to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified. There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.

The Company intends, from time to time in the future, to seek to expand its research and development activities into other technologies and/or products that it either may license from other persons or develop. There can be no assurance that the Company will be successful in this regard. Any such activities may require the expenditure of funds not presently available to the Company. The Company intends to seek to obtain these funds from possible future public or private sales of its securities or other sources. The Company successfully licensed oral delivery technology from Massachusetts Institute of Technology ("M.I.T.") in December 1996 and is currently developing such technology through its majority-owned subsidiary, Orasomal Technologies, Inc. ("Orasomal").

On December 27, 1996, the Company announced its intention to raise additional funds in a private placement of equity securities to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act. It is uncertain whether the Company will be able to complete the proposed private placement. If the placement reaches the anticipated offering, management believes the net proceeds, together with existing capital resources and interest earned on invested funds, may be sufficient to fund the Company's operations through the end of 1998. However, the Company may be required to seek additional financing to continue operations during such period in the event of cost overruns, unanticipated expenses, a determination to pursue additional research projects, or failure to receive funds anticipated from other sources. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other funds.

The Company does not intend to significantly increase employees during the next twelve months, but will recruit some key personnel to accelerate preclinical development of products. On April 1, 1997, the Company hired David G. Franckowiak, CPA, CMA as Controller/Treasurer. Mr. Franckowiak was previously a manager with a Big Six accounting firm for over ten years.

The Company uses a number of outside consultants skilled in the area of government regulatory management, clinical trial management, Good Manufacturing Practices ("GMP") and business development. The Company also formed a Scientific Advisory Board for Orasomal and in January appointed as co-chairman Robert Langer, Ph.D., Professor of Biomedical Engineering of M.I.T. and Henry Brem, M.D., Director of Neurosurgical Oncology at Johns Hopkins Hospital. Both individuals are recognized leaders in drug delivery systems. Dr. Langer is a co-inventor of the Orasome(TM) technology currently under development by the Company and licensed from M.I.T.

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

Early Stage of Development -- The Company's product candidates are in the early stages of research and development and no revenues have been generated to date from product sales, nor are any product revenues expected for at least the next several years, if at all. The Company has completed some Phase I and Phase II trials of its leading product condidates and other product candidates are in the preclinical and early preclinical evaluation stages.
As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with early-stage biopharmaceutical development. The risks include, but are not limited to, the possibilities that any or all of the Company's potential products will be found to be ineffective or toxic, or fail to receive necessary regulatory clearances in the United States or abroad. To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, introduce and successfully market at a profit products that are currently in the research and development phase. The Company is currently not profitable, and no assurance can be given that the Company's research and development efforts will be successful, that required regulatory approvals will be obtained, that any of the Company's proposed products will be safe and effective, that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance, or that such products can be marketed at prices that will allow profitability to be achieved or sustained. Failure of the Company to successfully develop, obtain regulatory approval for, introduce and market its products under development would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

Limited Personnel; Dependence on Contractors -- The Company has twelve full-time and two part-time employees. With these exceptions, the Company relies, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services with regard to clinical research. There can be no assurance that their services will continue to be available to the Company on a timely basis when needed, or that the Company could find qualified replacements. The Company's advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information. However, there can be no assurance that the Company will be able to maintain the confidentiality of the Company's technology, the dissemination of which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Limited Availability of Net Operating Loss Carry Forwards -- For Federal income tax purposes, net operating loss and tax credit carryforwards as of December 31, 1996 are approximately $1,929,000 and $260,000, respectively. These carryforwards will expire beginning in 2003 through 2010 . The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss and tax credit carryforwards following certain ownership changes. The Company believes that its proposed private placement, together with certain prior issuance's of Common Stock, is likely to severely restrict the Company's ability to utilize its net operating losses and tax credits. Additionally, because U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income tax liabilities, the Company may not be able to fully utilize its net operating loss and tax credits for federal income tax purposes.

Potential Volatility of Price; Low Trading Volume -- The market price of the Common Stock, like that of many other development-stage public pharmaceutical or biotechnology companies, has been highly volatile and may be in the future. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, disclosure of results of preclinical and clinical testing, adverse reactions to products, governmental regulation and approvals, developments in patent or other proprietary rights, public or regulatory agency concerns as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Common Stock and its other equity securities. In addition, in general, the Common Stock has been thinly traded on the Bulletin Board, which may affect the ability of the Company's stockholders to sell shares of the Common Stock in the public market. There can be no assurance that a more active trading market will develop in the future.


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

PART II.

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

a)Exhibits:  27 Financial Data Schedule.

b)Reports on Form 8-K:

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

                                    ENDOREX CORP.




                                    Michael S. Rosen
                                    President and CEO



                                    David G. Franckowiak
                                    Controller/Treasurer
                                    (principal financial officer)

