Form 10QSB
period 1997-06-30
ENDOREX CORP
filed 1997-08-14
CIK 812796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended     June 30, 1997                                       .

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from ____________  to  ____________


Commission File No.      0-11572

                          Endorex Corp.
       (Exact name of registrant as specified in its charter)

         Delaware                                 41-1505029
(State of other jurisdiction of      (I.R.S. Employer Identification
 incorporation or organization)       Number)


       900 North Shore Drive  Lake Bluff, IL                   60044
     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code     (847) 604-7555


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  [X]    No   [ ]

At August 13, 1997, 1,953,790 shares of the registrant's common stock
 (par value, $.001 per share) were outstanding.




PART I.
ITEM 1 - Financial Statements


                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   June 30,
                                                                    1997
ASSETS
Current assets:
 Cash and cash equivalents                                      $    63,321
 Prepaid Expenses                                                   107,087

                                                                ------------
    TOTAL CURRENT ASSETS                                            170,408

Leasehold improvements and equipment, net of
    accumulated amortization of $900,423.                            95,686
Patent issuance costs, net of accumulated
    amortization of $34,216.                                        251,714
                                                                ------------
       TOTAL ASSETS                                             $   517,808
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $   343,036
   Bridge loan                                                      287,490
                                                                ------------
                                                                    630,526
STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value.
    Authorized 100,000 shares;
    none issued and outstanding                                          --
   Common stock, $.001 par value.
    Authorized 50,000,000 shares;
    issued 1,206,567; outstanding 1,087,925                          18,099
   Additional paid-in capital                                    11,771,202
   (Deficit) accumulated during the development stage           (11,458,269)
                                                                ------------
                                                                    331,032
   Less:
      Treasury Stock, at cost, 1,779,628 shares                    (443,750)
                                                                ------------
TOTAL STOCKHOLDERS' EQUITY                                         (112,718)
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  517,808
                                                                ============
<F/N>
See accompanying condensed notes to financial statements


                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                     Cumulative from
                                                     February 15, 1985
                         Six Months Ended June 30,   (date of inception)
                          1997         1996          to June 30, 1997

SBIR contract revenue    $        --   $        --    $    100,000

Expenses:
 SBIR contract
 research and
 development                      --            --          86,168
Proprietary research
 and development             733,997       578,586       8,783,082
General and
 administrative              512,678       154,713       3,478,935
                         ------------  ------------   -------------
Total operating expenses   1,246,675       733,299      12,348,185
                         ------------  ------------   -------------
  (Loss) from operations  (1,246,675)     (733,299)    (12,248,185)

  Other income                    --            --           1,512
  Interest income              8,086        19,781         829,042
  Interest expense                --            --         (40,638)
                         ------------  ------------   -------------
  Net loss               $(1,238,589)  $  (713,518)   $(11,458,269)
                         ============  ============   =============
  Net loss per share     $    (1.14)  $     (1.72)
  Weighted average
   common shares
   outstanding             1,087,537       414,204

<F/N>
See accompanying condensed notes to financial statements

                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)



                       Three Months Ended June 30,
                          1997         1996

SBIR contract revenue    $       --   $        --

Expenses:
 SBIR contract
 research and
 development                     --            --
Proprietary research
 and development            351,621       336,517
General and
 administrative             297,787        87,941
                         -----------  ------------
Total operating expenses    649,408       424,458
                         -----------  ------------
  (Loss) from operations   (649,408)     (424,458)

  Other income                   --            --
  Interest income               138         9,701
  Interest expense               --            --
                         -----------  ------------
  Net loss               $ (649,270)  $  (414,757)
                         ===========  ============
  Net loss per share     $    (0.60)  $     (0.96)
  Weighted average
   common shares
   outstanding             1,087,925       433,702

<F/N>
See accompanying condensed notes to financial statements

                            ENDOREX CORP.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                             Cumulative from
                                    Six months               February 15, 1985
                                   ended June 30,            (date of inception)
                                  1997        1996           to June 30, 1997
Net cash used in operating
 activities                    $(1,048,501)   $ (626,777)     $ (9,425,955)
                               ------------   -----------     -------------
INVESTING ACTIVITIES:
 Patent issuance cost             (54,193)      (19,754)         (386,936)
 Organizational costs
  incurred                            --             --              (135)
 Deposit on leasehold
  improvements                        --             --            (5,000)
 Purchase of leasehold
  improvements                        --             --          (414,671)
 Purchases of office
  and lab equipment               (33,790)       (1,580)         (587,589)
 Proceeds from assets
  sold                                --             --             1,000
                               -----------   -----------     -------------
Net cash used in
 investing activities             (87,983)      (21,334)       (1,393,331)
                               -----------   -----------     -------------
FINANCING ACTIVITIES:
Net proceeds from
 issuance of common
 stock                             6,408      1,324,999        10,926,284
Proceeds from exercise
 of options                           --             --           134,236
Proceeds from borrowings
 from President                       --             --            41,433
Repayment of borrowings
 from President                       --             --           (41,433)
Proceeds from borrowings
 under line of credit            287,490             --           587,490
Repayment of borrowings
 under line of credit                 --             --          (300,000)
Proceeds from note
 payable to bank                      --             --           150,000
Payments on note
 payable to bank                      --             --          (150,000)
Proceeds from borrowings
 from stockholders                    --             --            15,867
Repayment of borrowings
 from stockholders                    --             --           (15,867)
Advances from parent
 Company                              --             --           135,000
Payments to Parent
 company                              --             --          (135,000)
Repayment of long-
 term note receivable                 --             --            50,315
Repayment of note
 payable issued in
 exchange for legal
 service                              --             --           (71,968)
Purchase of treasury
 stock                                --             --          (443,750)
                               -----------   -----------     -------------
Net cash provided by
 financing activities             293,898     1,324,999        10,882,607
                               -----------   -----------     -------------
Net increase (decrease)
 in cash and cash
 equivalents                     (842,586)      676,888            63,321

Cash and cash equivalents at
 beginning of periods             905,907     1,146,351               --
                               -----------   -----------     -------------
Cash and cash equivalents at
 end of periods                $   63,321    $1,823,239      $     63,321
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

On May 19, 1997, the Company entered into a senior line of credit agreement with The Aries Funds, two of its major stockholders, pursuant to which the Company may borrow up to $500,000 (the "Bridge Loan"). The Bridge Loan accrues interest at the rate of 12% per annum and becomes due and payable on August 19, 1997. In consideration of the Bridge Loan, the Company has granted warrants to purchase an aggregate of 66,668 shares of Common Stock at an initial exercise price equal to the Offering Price of the Company's ongoing private placement. The exercise price of such warrants and the number of shares of common stock purchasable thereunder are subject to
adjustment in certain circumstances.   Such warrants are exercisable from
May 19, 1997 until May 19, 2002.

On June 11, 1997, the Company effected a one-for-fifteen reverse stock split of its common stock. All share and per share amounts have been adjusted to reflect such reverse stock split.

On July 16, 1997, the Company issued and sold an aggregate of 865,865 shares of Common Stock to The Aries Funds for an aggregate consideration of $2 million.

On July 18, 1997, the Company paid the outstanding principal and interest on the Bridge Loan.

On July 29, 1997, the Company formed Wisconsin Genetics, Inc. ("WGI") a new majority owned subsidiary devoted to the development of new drugs for the prevention and treatment of cancer.

Common stock equivalents are excluded in the computation of primary earnings per share on the face of the Consolidated Statements of Operations because the effect would be anti-dilutive. Fully diluted earnings per share are not disclosed on the face of the Consolidated Statement of Operations because the effect is anti-dilutive.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's current level of research and development activities requires the expenditure of approximately $250,000 per month. Management of the Company believes that its current cash resources, including the proceeds from the aforementioned sale of Common Stock in July 1997, will be sufficient to support its operations for the year ending December 31, 1997.

Management believes that the Company's future success will be dependent on the ability to raise additional capital through the ongoing Private Placement
(as defined below). The Private Placement is expected to close late in the third quarter of 1997. Management believes that the proceeds from such private placement will be sufficient to maintain planned operations for the next twelve months.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


Plan of Operation

The following "Plan of Operation" provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. The discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto and the Company's Annual Report on Form 10-KSB. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements, including those set forth in Exhibit 99 "Certain Factors that may Effect Future Results, Financial Condition and the Market Price of Securities" of this Quarterly Report on Form 10-QSB.

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

Orasomal has initiated preclinical evaluation of at least one new product utilizing its proprietary oral and mucosal delivery system, and plans to expand, during 1997, an oral vaccine program and oral therapeutics program. Orasomal plans to select products for this program that are only available in injectable form and for which oral therapy is not available. Orasomal believes its technology, if effective, will increase patient compliance and ease of administration of therapy and is currently evaluating a range of therapies including insulin, allergens, vaccines and cancer chemotherapy. Orasomal is also evaluating several vaccines of other biotechnology companies in its proprietary delivery system and expects to license such technology for oral and/or mucosal delivery of other companies' products in the near future.

On August 1, 1997, WGI signed an exclusive worldwide license agreement with the Wisconsin Alumni Research Foundation, a non-profit organization dedicated to receive and license new discoveries made by University of Wisconsin-Madison researchers, for the development of a new cancer therapy. The new drug, perillyl alcohol, is completing Phase I human trials sponsored by the National Cancer Institute at several cancer centers.

On June 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of $63,321 and $905,907, respectively, and working capital of $(460,118) and $824,821, respectively. On July 16, 1997, the Company sold Common Stock which, net of commissions and expenses, raised approx-imately $1.7 million.

The Company's current level of research and development activities requires the expenditure of approximately $250,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources, including the proceeds from the July 1997 sale of Common Stock will be sufficient to support its operations for the year ending December 31, 1997. The Company's cash resources will not be sufficient at current levels to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified. There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.

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

On December 27, 1996, the Company announced its intention to raise additional funds in a private placement of equity securities (the "Private Placement") to accredited individuals and institutional investors pursuant to Regulation D under the Securities Act. The Company raised $2 million in July 1997. However, it is uncertain whether the Company will be able to complete the full amount of the anticipated offering. If the placement reaches the anticipated offering, management believes the net proceeds, together with existing capital resources and interest earned on invested funds, may be sufficient to fund the Company's operations through the end of 1998. However, the Company may be required to seek additional financing to continue operations during such period in the event of cost overruns, unanticipated expenses, a determination to pursue additional research projects, or failure to receive funds anticipated from other sources.
The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other funds.

The Company does not intend to significantly increase employees during the next twelve months, but will recruit some key personnel to accelerate preclinical development of products.

The Company uses a number of outside consultants skilled in the area of government regulatory management, clinical trial management, Good Manufacturing Practices ("GMP") and business development. The Company also formed a Scientific Advisory Board for Orasomal and in January appointed as co-chairman Robert Langer, Ph.D., Professor of Biomedical Engineering of M.I.T. and Henry Brem, M.D., Director of Neurosurgical Oncology at Johns Hopkins Hospital. Both individuals are recognized leaders in drug delivery systems. Dr. Langer is a co-inventor of the Orasome(TM) technology currently under development by Orasomal and licensed from M.I.T.

Impact of New Accounting Standards

During 1996, the Financial Accounting Standards Board ("FASB")issued a new pronouncement, SFAS No. 128 "Earnings per Share" which is relevant to the Company's operations. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.
Earlier application is not permitted. The Company intends to adopt SFAS No. 128 at year end 1997 and expects that the effect will increase loss per share.

During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has not determined the effect of the adoption of these pronouncements.

PART II.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 1997, the Registrant filed an Information Statement on Form PRE 14C with respect to effecting a 1-for-15 reverse stock split.

ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

a)Exhibits:  27 Financial Data Schedule.
             99 Certain Factors that may Effect Future Results, Financial
                Condition and the Market Price of Securities.


b)Reports on Form 8-K:

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