Form 10QSB
period 1997-09-30
ENDOREX CORP
filed 1997-11-19
CIK 812796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended     September 30, 1997


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

                                  Yes  [X]    No   [ ]

At November 5, 1997, 9,736,641 shares of the registrant's common stock
 (par value, $.001 per share) were outstanding.




PART I.
ITEM 1 - Financial Statements


                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   September 30,
                                                                       1997
ASSETS
Current assets:
 Cash and cash equivalents                                      $   800,707
 Prepaid Expenses                                                   131,527

                                                                ------------
    TOTAL CURRENT ASSETS                                            932,234

Leasehold improvements and equipment, net of
    accumulated amortization of $916,277.                            99,019
Patent issuance costs, net of accumulated
    amortization of $36,300.                                        260,382
                                                                ------------
       TOTAL ASSETS                                             $ 1,291,635
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $   252,988
                                                                ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value.
    Authorized 100,000 shares;
    none issued and outstanding                                          --
   Common stock, $.001 par value.
    Authorized 50,000,000 shares;
    issued 2,071,432; outstanding 1,952,790                           2,071
   Additional paid-in capital                                    13,527,230
   (Deficit) accumulated during the development stage           (12,046,904)
                                                                ------------
                                                                  1,482,397
   Less:
      Treasury Stock, at cost, 118,642 shares                      (443,750)
                                                                ------------
TOTAL STOCKHOLDERS' EQUITY                                        1,038,647
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,291,635
                                                                ============
<F/N>
See accompanying condensed notes to financial statements


                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                      Cumulative from
                               Nine Months            February 15, 1985
                               Ended September 30,   (date of inception)
                               1997            1996   to September 30, 1997

SBIR contract revenue    $        --   $        --    $    100,000

Expenses:
SBIR contract
 research and
 development                      --            --          86,168
Proprietary research
 and development           1,103,003       775,538       9,152,088
General and
 administrative              738,889       292,692       3,705,146
                         ------------  ------------   -------------
Total operating expenses   1,841,892     1,068,230      12,943,402
                         ------------  ------------   -------------
  (Loss) from operations  (1,841,892)   (1,068,230)    (12,843,402)

  Other income                    --            --           1,512
  Interest income             19,597        37,302         840,553
  Interest expense            (4,929)           --         (45,567)
                         ------------  ------------   -------------
  Net loss               $(1,827,224)  $(1,030,928)   $(12,046,904)
                         ============  ============   =============
  Net loss per share     $    (1.36)   $     (1.83)
  Weighted average
   common shares
   outstanding             1,329,322       562,655

<F/N>
See accompanying condensed notes to financial statements

                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)



                       Three Months Ended September 30,
                          1997         1996

SBIR contract revenue    $       --   $        --

Expenses:
SBIR contract
 research and
 development                     --            --
Proprietary research
 and development            369,006       196,952
General and
 administrative             226,211       137,979
                         -----------  ------------
Total operating expenses    595,217       334,931
                         -----------  ------------
  (Loss) from operations   (595,217)     (334,931)

  Other income                   --            --
  Interest income            11,648        17,521
  Interest expense           (4,929)           --
                         -----------  ------------
  Net loss               $ (588,498)  $  (317,410)
                         ===========  ============
  Net loss per share     $    (0.33)  $     (0.42)
  Weighted average
   common shares
   outstanding             1,810,230       760,122

<F/N>
See accompanying condensed notes to financial statements

                            ENDOREX CORP.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                             Cumulative from
                                   Nine months               February 15, 1985
                                   ended September 30,       (date of inception)
                                  1997        1996           to September 30,
1997
Net cash used in operating
 activities                   $(1,827,224)  $(1,030,928)     $(12,046,904)
                              ------------   -----------     -------------
INVESTING ACTIVITIES:
 Patent issuance cost             (64,945)      (19,755)         (397,688)
 Organizational costs
  incurred                            --             --              (135)
 Deposit on leasehold
  improvements                        --             --            (5,000)
 Purchase of leasehold
  improvements                        --             --          (414,671)
 Purchases of office
  and lab equipment               (52,977)       (5,219)         (606,776)
 Proceeds from assets
  sold                                --             --             1,000
                               -----------   -----------     -------------
Net cash used in
 investing activities            (117,922)      (24,974)       (1,423,270)
                               -----------   -----------     -------------
FINANCING ACTIVITIES:
Net proceeds from
 issuance of common
 stock                          1,746,408     1,324,999        12,666,284
Proceeds from exercise
 of options                            --       132,049           134,236
Proceeds from borrowings
 from President                        --            --            41,433
Repayment of borrowings
 from President                        --            --           (41,433)
Proceeds from borrowings
 under line of credit             287,490            --           587,490
Repayment of borrowings
 under line of credit            (287,490)           --          (587,490)
Proceeds from note
 payable to bank                       --            --           150,000
Payments on note
 payable to bank                       --            --          (150,000)
Proceeds from borrowings
 from stockholders                     --            --            15,867
Repayment of borrowings
 from stockholders                     --            --           (15,867)
Advances from parent
 Company                               --            --           135,000
Payments to Parent
 company                               --            --          (135,000)
Repayment of long-
 term note receivable                  --            --            50,315
Repayment of note
 payable issued in
 exchange for legal
 service                               --            --           (71,968)
Purchase of treasury
 stock                                 --            --          (443,750)
                               -----------   -----------     -------------
Net cash provided by
 financing activities           1,746,408     1,457,048        12,335,117
                               -----------   -----------     -------------
Net increase (decrease)
 in cash and cash
 equivalents                     (105,200)      547,230           800,707

Cash and cash equivalents at
 beginning of periods             905,907     1,146,351               --
                               -----------   -----------     -------------
Cash and cash equivalents at
 end of periods                $  800,707    $1,603,362      $    800,707
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

On May 19, 1997, the Company entered into a senior line of credit agreement with The Aries Funds, two of its major stockholders, pursuant to which the Company could borrow up to $500,000 (the "Bridge Loan"). The Bridge Loan accrued interest at the rate of 12% per annum and was due and payable on August 19, 1997. In consideration of the Bridge Loan, the Company has granted warrants to purchase an aggregate of 66,668 shares of Common Stock at an initial exercise price equal to the Offering Price of the Company's private placement. The exercise price of such warrants and the number of shares of common stock purchasable thereunder are subject to
adjustment in certain circumstances.   Such warrants are exercisable from
May 19, 1997 until May 19, 2002. On July 18, 1997, the Company paid the outstanding principal and interest on the Bridge Loan.

On June 11, 1997, the Company effected a one-for-fifteen reverse stock split of its common stock. All share and per share amounts have been adjusted to reflect such reverse stock split.

On July 16, 1997, the Company issued and sold an aggregate of 864,865 shares of Common Stock to The Aries Funds for an aggregate consideration of $2 million.

On July 29, 1997, the Company formed Wisconsin Genetics, Inc. ("WGI") a new majority owned subsidiary devoted to the development of new drugs for the prevention and treatment of cancer.

On August 13, 1997, the Company's warrants issued in connection with the secondary offering on August 13, 1992 expired.

Pursuant to a Private Placement, the Company issued and sold an aggregate of 7,783,851 shares of Common Stock on October 10 and October 16, 1997 to certain accredited investors. The aggregate proceeds of the July 16, October 10 and October 16, 1997 issuances were $20 million and the net proceeds to the Company after deducting commissions and expenses were $17,400,000. In connection with Private Placement, the Company issued warrants to purchase 2,162,162 shares of Common Stock at an exercise price of $2.54375 per share to Paramount Capital, Inc., the Placement Agent. The warrants are exercisable after April 16, 1998 and expire on April 16, 2003.

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

The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future. The Company's proprietary immunomodulator, ImmTher, has completed some Phase II clinical trials for cancer with limited response in gross metastatic disease and its immuno-adjuvant, Theramide, has completed a Phase I clinical trial for cancer. The Company plans to initiate new Phase II clinical trials for ImmTher in treating micro-metastasis in pediatric sarcomas with two major cancer centers and new preclinical programs as an anti-infective agent in immuno-compromised patients. For Theramide, the Company is completing preclinical data for new Phase I trials as an adjuvant for a vaccine program.

Orasomal Technologies, Inc. ("Orasomal"), a majority-owned subsidiary, has initiated preclinical evaluation of at least one new product utilizing its proprietary oral and mucosal delivery system, and plans to expand, during 1997, its oral vaccine program and oral therapeutics program. Orasomal plans to select products for this program that are only available in injectable form and for which oral therapy is not available. Orasomal believes its technology, if effective, will increase patient compliance and ease of administration of therapy and is currently evaluating a range of therapies including insulin, allergens, vaccines and cancer chemotherapy. Orasomal is also evaluating several vaccines of other biotechnology companies in its proprietary delivery system and expects to license its Orasome technology for oral and/or mucosal delivery of other companies' products in the near future.

On August 1, 1997, WGI signed an exclusive worldwide license agreement with the Wisconsin Alumni Research Foundation ("WARF"), a non-profit organization dedicated to receive and license new discoveries made by University of Wisconsin-Madison researchers, for the development of a new cancer therapy. The new drug, perillyl alcohol, is completing Phase I human trials sponsored by the National Cancer Institute (NCI) at several cancer centers. WGI plans to initiate NCI-sponsored Phase II trials for breast, prostate and ovarian cancer in the near future. The Company has the option to license another perillyl alcohol analog with WARF.

On September 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of $800,707 and $905,907, respectively, and working capital of $679,246 and $824,821, respectively. On October 16, 1997, the Company sold Common Stock which, net of commissions and expenses, raised approx-imately $15.7 million.

The Company's current level of research and development activities requires the expenditure of approximately $250,000 per month. Additional expenses will be incurred in outside expanded clinical trials to accomplish the necessary data collection and clinical trials required by the FDA for the commercial production, marketing and distribution of the Company's first proposed product. Management of the Company believes that its current cash resources, including the proceeds from the October 1997 sale of Common Stock will be sufficient to support its operations for at least the next twelve months. The Company's cash resources may not be sufficient at current levels to permit the Company to complete the clinical trials of its initial proposed product necessary to obtain any FDA approvals. Accordingly, the Company may be required to collaborate with one or more large pharmaceutical companies which will provide the necessary financing and expertise to obtain regulatory approvals, complete clinical development, manufacture and market such product. Alternatively, the Company will be required to seek additional funds from other sources not now identified. There can be no assurance that the Company will be able to enter into the collaborative agreements or raise additional capital necessary to complete its clinical trials, obtain necessary regulatory approvals, or fully develop or commercialize its proposed product on acceptable terms. In such event, if the Company was unable to obtain from alternative sources the substantial financing necessary on acceptable terms, it would be unable to complete the development or commercialize any products.

The Company intends, from time to time in the future, to seek to expand its research and development activities into other technologies and/or products that it either may license from other persons or develop. There can be no assurance that the Company will be successful in this regard. Any such activities may require the expenditure of funds not presently available to the Company. The Company may seek to obtain these funds from possible future public or private sales of its securities or other sources.

In October 1997, the Company completed a private placement of Common Stock with gross proceeds of $20 million. However, the Company may be required to seek additional financing to continue operations in the event of cost overruns, unanticipated expenses, a determination to pursue additional research projects, or failure to receive funds anticipated from other sources. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other funds.

The Company does not intend to significantly increase employees during the next twelve months, but will recruit some key personnel to accelerate preclinical development of products.

The Company uses a number of outside consultants skilled in the area of government regulatory management, clinical trial management, Good Manufacturing Practices ("GMP") and business development. The Company also formed a Scientific Advisory Board for Orasomal and in January appointed as co-chairman Robert Langer, Ph.D., Professor of Biomedical Engineering of M.I.T. and Henry Brem, M.D., Director of Neurosurgical Oncology at Johns Hopkins Hospital. Both individuals are recognized leaders in drug delivery systems. Dr. Langer is a co-inventor of the Orasome(TM) technology currently under development by Orasomal and licensed from M.I.T. WGI is currently assembling s Scientific Advisory Board to be comprised of a select group of oncologists to guide the clinical development of perillyl alcohol.

Impact of New Accounting Standards

During 1996, the Financial Accounting Standards Board ("FASB")issued a new pronouncement, SFAS No. 128 "Earnings per Share" which is relevant to the Company's operations. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company intends to adopt SFAS No. 128 at year end 1997 and expects no significant effect on loss per share.

During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has not determined the effect of the adoption of these pronouncements.

PART II.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   The Company's Annual Meeting of Stockholders was held on July 16, 1997.

c)   The motions before the stockholders were:

     1) To elect four directors:

                          Votes       Votes       Votes
Broker
Name of Director           For       Against     Withheld    Abstentions
Nonvotes
Michael S. Rosen        12,217,403    21,331         -            -            -
Gerald J. Vosika, MD    12,221,472    17,262         -            -            -
Steve H. Kanzer, Esq.   12,221,272    17,462         -            -            -
Kenneth F. Tempero, MD  12,221,472    17,262         -            -            -

    2) To ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants for the year ending
        December 31, 1997.

        Votes For:          12,229,277
        Votes Against:           5,750
        Votes Withheld:            -
        Abstentions:             3,707
        Broker Nonvotes:           -

    3) To ratify a Private Placement of the sale of up to 60 units of the Company's securities for a purchase price of $100,000 per unit.

        Votes For:           3,702,143
        Votes Against:          19,982
        Votes Withheld:            -
        Abstentions:         6,017,132
        Broker Nonvotes:     2,499,477



ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

a)Exhibits:  4(i)(c)  Warrant for the Purchase of 864,865 shares of
                       Common Stock.
             4(i)(d)  Warrant for the Purchase of 1,297,297 shares of
                       Common Stock
             10.13    Placement Agency Agreement between the Registrant
                       and Paramount Capital, Inc. dated July 1, 1997
             10.14    Side Letter #1 to Placement Agency Agreement
             10.15    Form of Subscription Agreement for the purchase
                       of Common Stock
             10.16    Financial Advisory Agreement between the Registrant
                       and Paramount Capital, Inc. dated October 16, 1997
             27       Financial Data Schedule.
             99       Certain Factors that may Effect Future Results,
                       Financial Condition and the Market Price of
                       Securities.


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

                                    ENDOREX CORP.




                                    Michael S. Rosen
                                    President and CEO



                                    David G. Franckowiak
                                    Controller/Treasurer
                                    (principal financial officer)




EXHIBIT 4(i)(c)

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAW. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SAID ACT.



	ENDOREX CORP.



	Warrant for the Purchase of Shares of
	Common Stock

No. 1						864,865 Shares



FOR VALUE RECEIVED, ENDOREX CORP., a Delaware corporation (the "Company"), hereby certifies that Paramount
Capital, Inc., its designee or its permitted assigns is entitled to purchase from the Company, at any time or from time to time commencing on April 16, 1998 and prior to 5:00
P.M., New York City time, on April 16, 2003, EIGHT HUNDRED SIXTY
FOUR THOUSAND EIGHTY HUNDRED SIXTY FIVE (864,865) fully paid and non-assessable shares of common stock, $.001 par value per share, of the Company for an aggregate purchase price of $2,200,000.
 (Hereinafter, (i) said common stock, $.001 par value per share, of the Company, is referred to as the "Common Stock",
(ii) the shares of the Common Stock purchasable hereunder or under any other Warrant (as hereinafter defined) are referred to as the "Warrant Shares", (iii) the aggregate purchase price payable for the Warrant Shares purchaseable hereunder is referred to as the "Aggregate Warrant Price", (iv) the price payable (initially $2.54375 per share, subject to adjustment) for each of the Warrant Shares hereunder is referred to as the "Per Share Warrant Price", (v) this Warrant, all similar
Warrants issued on the date hereof and all warrants hereafter issued in exchange or substitution for this Warrant or such similar Warrants are referred to as the "Warrants", (vi) the holder of this Warrant is referred to as the "Holder" and the holder of this Warrant and all other Warrants and Warrant
Shares are referred to as the "Holders" and Holders of more than fifty percent (50%) of the outstanding Warrants and Warrant Shares are referred to as the "Majority of the Holders") and (vii) the then Current Market Price per share of the Common Stock (the "Current Market Price") shall be deemed to be the last sale price of the Common Stock on the trading day prior to such date or, in case no such reported sales take place on such day, the average of the last reported bid and asked prices of the Common Stock on such day, in either case on the principal national securities exchange on which the Common Stock is admitted to trading or listed, or if not listed or admitted to trading on any such exchange, the representative closing sale price of the Common Stock as reported by the National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ"), or other similar organization if NASDAQ is no longer reporting such information, or, if the Common Stock is not reported on NASDAQ, the high per share sale price for the Common Stock in the over-the-counter market as reported by the National
Quotation Bureau or similar organization, or if not so available, the fair market value of the Common Stock as determined in good faith by the Board of Directors. The
Aggregate Warrant Price is not subject to adjustment.  The Per
Share Warrant Price is subject to adjustment as hereinafter provided; in the event of any such adjustment, the number of Warrant Shares deliverable upon exercise of this Warrant shall be adjusted by dividing the Aggregate Warrant Price by the Per
Share Warrant Price in effect immediately after such adjustment.

This Warrant, together with warrants of like tenor, constituting in the aggregate Warrants to purchase 864,865 Warrant Shares, was originally issued pursuant to an agency agreement between the Company and Paramount Capital, Inc., as placement agent (the "Placement Agent") in connection with a private placement (the "Offering") of twenty (20) units (the "Offering Units"), each Offering Unit consisting of 42,243.243 shares of Common Stock.

1a	Exercise of Warrant.

(a)	This Warrant may be exercised in whole at any
time, or in part from time to time, commencing on April 16, 1998 and prior to 5:00 P.M., New York City time, on April 16,
2003 by the Holder:

(i)	by the surrender of this Warrant (with the
subscription form at the end hereof duly executed) at the address set forth in Section 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part, with payment for the Warrant Shares made by certified or official bank check payable to the order of the Company; or

(ii)	by the surrender of this Warrant (with the
cashless exercise form at the end hereof duly executed)
(a "Cashless Exercise") at the address set forth in Sec-tion 9(a) hereof. Such presentation and surrender shall be deemed a waiver of the Holder's obligation to pay the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part. In the event of a Cashless Exercise, the Holder shall exchange its Warrant for that number of Warrant Shares subject to such Cashless Exercise multiplied by a fraction, the numerator of which shall be the difference between the then Current Market Price and the Per Share Warrant
Price, and the denominator of which shall be the then
Current Market Price. For purposes of any computation under this Section 1(a), the then Current Market Price shall be based on the trading day prior to the Cashless
Exercise.

(iii)	by the surrender of this Warrant (with
the subscription (promissory note) form at the end hereof duly executed) at the address set forth in Subsection
9(a) hereof, together with the presentation of a promissory note made payable to the corporation, duly executed and in the form at the end hereof. Such promissory note shall be secured by the securities underlying this Warrant, which shall be held in safe-keeping by the Company as collateral for such indebtedness.


(b)	If this Warrant is exercised in part, this
Warrant must be exercised for a number of whole shares of the Common Stock and the Holder is entitled to receive a new Warrant covering the Warrant Shares that have not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon surrender of this Warrant, the Company will (i) issue a certificate or certificates in the name of the Holder for the largest number of whole shares of the Common Stock to which the Holder shall be entitled and, if this Warrant is exercised in whole, in lieu of any fractional share of the Common Stock to which the Holder shall be entitled, pay to the Holder cash in an amount equal to the fair value of such fractional share (determined in such reasonable manner as the Board of Directors of the Company shall determine), and (ii) deliver the other securities and properties receivable upon the exercise of this Warrant, or the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of this Warrant; provided, however that if this Warrant is exercised pursuant to paragraph 1(a)(iii), the Company will issue but shall not deliver such shares until such time as the promissory note and all accrued interest thereon shall have been paid in full.

2a	Reservation of Warrant Shares; Listing.

The Company agrees that, prior to the expiration of this Warrant, the Company shall at all times (a) have authorized and in reserve, and shall keep available, solely for issuance and delivery upon the exercise of this Warrant, the shares of the Common Stock and other securities and properties as from time to time shall be receivable upon the exercise of this Warrant, free and clear of all restrictions on sale or transfer, other than under Federal or state securities laws, and free and clear of all preemptive rights and rights of first refusal and (b) if the Company hereafter lists its Common Stock on any national securities exchange, the Nasdaq National Market or the Nasdaq Smallcap Market, use its best efforts to keep the Warrant Shares authorized for listing on such exchange upon notice of issuance.

3a	Protection Against Dilution.

(a)	If, at any time or from time to time after the
date of this Warrant, the Company shall issue or distribute to the holders of shares of Common Stock evidence of its indebtedness, any other securities of the Company or any cash, property or other assets (excluding a subdivision, combination or reclassification, or dividend or distribution payable in shares of Common Stock, referred to in Section 3(b), and also excluding cash dividends or cash distributions paid out of net profits legally available therefor in the full amount thereof (any such non-excluded event being herein called a "Special Dividend")), the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price then in effect by a fraction, the numerator of which shall be the then Current Market Price in effect on the record date of such issuance or distribution less the fair market value (as determined in good faith by the Company's Board of Directors) of the evidence of indebtedness, cash, securities or property, or other assets issued or distributed in such Special Dividend applicable to one share of Common Stock and the denominator of which shall be the then Current Market Price in effect on the record date of such issuance or distribution. An adjustment made pursuant to this Subsection 3(a) shall become effective immediately after the record date of any such Special Dividend.


(b)	In case the Company shall hereafter (i) pay a
dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the Per Share Warrant Price shall be adjusted to be equal to a fraction, the numerator of which shall be the Aggregate Warrant Price and the denominator of which shall be the number of shares of Common Stock or other capital stock of the Company that the Holder would have owned immediately following such action had such Warrant been exercised immediately prior thereto. An adjustment made pursuant to this Subsection 3(b) shall become effective immediately after the record date in the case of a dividend or distribution, and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification.

(c)	Except as provided in Subsections 3(a) and
3(d), in case the Company shall hereafter issue or sell any Common Stock, any securities convertible into Common Stock, any rights, options or warrants to purchase or otherwise receive issuances of Common Stock or any securities convertible into, or exerciseable or exchangeable for, Common Stock, in each case for a price per share or entitling the holders thereof to purchase Common Stock at a price per share (determined by dividing (i) the total amount, if any, received or receivable by the Company in consideration of the issuance or sale of such securities plus the total consideration, if any, payable to the Company upon exercise thereof (the "Total Consideration") by (ii) the number of additional shares of Common Stock issued, sold or issuable upon exercise of such securities) that is less than either the then Current Market Price in effect on the date of such issuance or sale or the Per Share Warrant Price, then the Per Share Warrant Price shall be adjusted as of the date of such issuance or sale by multiplying the Per Share Warrant Price then in effect by a fraction, the numerator of which shall be (x) the sum of (A) the number of shares of Common Stock outstanding on the record date of such issuance or sale plus (B) the Total Consideration divided by the Current Market Price or the current Per Share Warrant Price, whichever is greater, and the denominator of which shall be (y) the number of shares of Common Stock outstanding on the record date of such issuance or sale plus the maximum number of additional shares of Common Stock issued, sold or issuable upon exercise or conversion of such securities.

(d)	No adjustment in the Per Share Warrant Price
shall be required in the case of the issuance by the Company of Common Stock (i) pursuant to the exercise of any warrant;
(ii) pursuant to the exercise of any stock options or warrants currently outstanding or securities issued after the date hereof, which may be approved by the Company's Board of Directors pursuant to any Company benefit plan or exercised, under any employee benefit plan of the Company to officers, directors, consultants or employees, but only with respect to such warrants or stock options as are exercisable at prices no lower than the closing bid price of the Common Stock as of the date of grant thereof; or (iii) upon the issuance of Common Stock to Rights Holders (as defined in the subscription agreement (the "Subscription Agreement") pursuant to which the Offering Units were sold) pursuant to any Semi-Annual Issuance (as defined in the Subscription Agreement) or Dilution Issuance (as defined in the Subscription Agreement).


(e)	In case of any capital reorganization or
reclassification, or any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the continuing corporation, or in case of any sale or conveyance to another entity of the property of the Company as an entirety or substantially as a entirety, or in the case of any statutory exchange of securities with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the Holder of this Warrant shall have the right thereafter to receive on the exercise of this Warrant the kind and amount of securities, cash or other property which the Holder would have owned or have been entitled to receive immediately after such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance had this Warrant been exercised immediately prior to the effective date of such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance and in any such case, if necessary, appropriate adjustment shall be made in the application of the provisions set forth in this Section 3 with respect to the rights and interests thereafter of the Holder of this Warrant to the end that the provisions set forth in this Section 3 shall thereafter cor-respondingly be made applicable, as nearly as may reasonably be, in relation to any shares of stock or other securities or property thereafter deliverable on the exercise of this Warrant. The above provisions of this Section 3(e) shall similarly apply to successive reorganizations, reclassifica-tions, consolidations, mergers, statutory exchanges, sales or conveyances. The Company shall require the issuer of any shares of stock or other securities or property thereafter deliverable on the exercise of this Warrant to be responsible for all of the agreements and obligations of the Company hereunder. Notice of any such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance and of said provisions so proposed to be made, shall be mailed to the Holders of the Warrants not less than thirty (30) days prior to such event. A sale of all or substantially all of the assets of the Company for a consideration consisting primarily of securities shall be deemed a consolidation or merger for the foregoing purposes.

(f)	No adjustment in the Per Share Warrant Price
shall be required unless such adjustment would require an increase or decrease of at least $0.05 per share of Common Stock; provided, however, that any adjustments which by reason of this Subsection 3(g) are not required to be made shall be carried forward and taken into account in any subsequent adjustment; provided, further, however, that adjustments shall be required and made in accordance with the provisions of this
Section 3 (other than this Subsection 3(g)) not later than such time as may be required in order to preserve the tax-free nature of a distribution to the Holder of this Warrant or Common Stock issuable upon the exercise hereof. All calculations under this Section 3 shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be.
 Anything in this Section 3 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Per Share Warrant Price, in addition to those required by this
Section 3, as it in its discretion shall deem to be advisable in order that any stock dividend, subdivision of shares or distribution of rights to purchase stock or securities convertible or exchangeable for stock hereafter made by the Company to its stockholders shall not be taxable.

(g)	Whenever the Per Share Warrant Price is
adjusted as provided in this Section 3 and upon any modifi-cation of the rights of a Holder of Warrants in accordance with this Section 3, the Company shall promptly prepare a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause copies of such certificate to be mailed to the Holders of the Warrants. The Company may, but shall not be obligated to unless requested by a Majority of the Holders, obtain, at its expense, a certificate of a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular auditors of the Company) setting forth the Per Share Warrant Price and the number of Warrant Shares in effect after such adjustment or the effect of such modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause copies of such certificate to be mailed to the Holders of the Warrants.


(h)	If the Board of Directors of the Company shall
declare any dividend or other distribution with respect to the Common Stock other than a cash distribution out of earned surplus, the Company shall mail notice thereof to the Holders of the Warrants not less than ten (10) days prior to the record date fixed for determining stockholders entitled to participate in such dividend or other distribution.

(i)	If, as a result of an adjustment made pursuant
to this Section 3, the Holder of any Warrant thereafter surrendered for exercise shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of any Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares or such classes of capital stock or shares of Common Stock and other capital stock.

(j)	Upon the expiration of any rights, options,
warrants or conversion privileges with respect to the issuance of which an adjustment to the Per Share Warrant Price had been made, if such shall not have been exercised, the number of Warrant Shares purchasable upon exercise of this Warrant, to the extent this Warrant has not then been exercised, shall, upon such expiration, be readjusted and shall thereafter be such as they would have been had they been originally adjusted (or had the original adjustment not been required, as the case may be) on the basis of (A) the fact that Common Stock, if any, actually issued or sold upon the exercise of such rights, options, warrants or conversion privileges, and (B) the fact that such shares of Common Stock, if any, were issued or sold for the consideration actually received by the Company upon such exercise plus the consideration, if any, actually received by the Company for the issuance, sale or grant of all such rights, options, warrants or conversion privileges whether or not exercised; provided, however, that no such readjustment shall have the effect of decreasing the number of Warrant Shares purchasable upon exercise of this Warrant by an amount in excess of the amount of the adjustment initially made in respect of the issuance, sale or grant of such rights, options, warrants or conversion privileges.

4a	Fully Paid Stock; Taxes.  The shares of the
Common Stock represented by each and every certificate for Warrant Shares delivered on the exercise of this Warrant shall at the time of such delivery, be duly authorized, validly issued and outstanding, fully paid and nonassessable, and not subject to preemptive rights or rights of first refusal, and the Company will take all such actions as may be necessary to assure that the par value, if any, per share of the Common Stock is at all times equal to or less than the then Per Share Warrant Price. The Company shall that it will pay, when due and payable, any and all Federal and state stamp, original issue or similar taxes which may be payable in respect of the issue of any Warrant Share or any certificate thereof to the extent required because of the issuance by the Company of such security.


5a	Registration Under Securities Act of 1933.
(a) The Holder shall have the right to participate in the registration rights granted to purchasers of Common Stock pursuant to Article 5 of the subscription agreement (the "Subscription Agreement") between such purchasers and the Company that were entered into at the time of the initial sale of the Common Stock. By acceptance of this Warrant, the Holder agrees to comply with the provisions in Article 5 of the Subscription Agreement to same extent as if it were a party thereto.

(b)	Until all of the Warrant Shares and any shares
of Common Stock issuable pursuant to the Article VI Rights (as defined below) with respect to the Warrant Shares have been sold under a Registration Statement or pursuant to Rule 144, the Company shall use its reasonable best efforts to file with the Securities and Exchange Commission all current reports and the information as may be necessary to enable the Holder to effect sales of its shares in reliance upon Rule 144 promulgated under the Act.

6.	Article VI Rights.	Upon exercise of this Warrant,
the Holder shall be entitled to the contractual rights set forth in Article VI of the Subscription Agreement pursuant to which the Offering Units were sold with respect to any Warrant Shares acquired upon such exercise.

7	Investment Intent; Limited Transferability.

(a) The Holder represents, by accepting this Warrant, that it understands that this Warrant and any securities obtainable upon exercise of this Warrant have not been registered for sale under Federal or state securities laws and are being offered and sold to the Holder pursuant to one or more exemptions from the registration requirements of such securities laws. In the absence of an effective registration of such securities or an exemption therefrom, any certificates for such securities shall bear the legend set forth on the first page hereof. The Holder understands that it must bear the economic risk of its investment in this Warrant and any securities obtainable upon exercise of this Warrant for an indefinite period of time, as this Warrant and such securities have not been registered under Federal or state securities laws and therefore cannot be sold unless subsequently registered under such laws, unless an exemption from such registration is available.

(b) The Holder, by its acceptance of this Warrant, represents to the Company that it is acquiring this Warrant and will acquire any securities obtainable upon exercise of this Warrant for its own account for investment and not with a view to, or for sale in connection with, any distribution thereof in violation of the Securities Act of 1933, as amended (the "Act"). The Holder agrees that this Warrant and any such securities will not be sold or otherwise transferred unless
(i) a registration statement with respect to such transfer is effective under the Act and any applicable state securities laws or (ii) such sale or transfer is made pursuant to one or more exemptions from the Act.


(c) This Warrant may not be sold, transferred, assigned or hypothecated for six (6) months from the date hereof except (i) to any firm or corporation that succeeds to all or substantially all of the business of Paramount Capital, Inc., (ii) to any of the officers, employees, associates or affiliated companies of Paramount Capital, Inc., or of any such successor firm, (iii) to any NASD member participating in the Offering or any officer or employee of any such NASD member or (iv) in the case of an individual, pursuant to such individual's last will and testament or the laws of descent and distribution, and is so transferable only upon the books of the Company which the Company shall cause to be maintained for such purpose. The Company may treat the registered Holder of this Warrant as it appears on the Company's books at any time as the Holder for all purposes. The Company shall permit any Holder of a Warrant or its duly authorized attorney, upon written request during ordinary business hours, to inspect and copy or make extracts from its books showing the registered Holders of Warrant. All Warrants issued upon the transfer or assignment of this Warrant will be dated the same date as this Warrant, and all rights of the holder thereof shall be identical to those of the Holder.

8.	Loss, etc., of Warrant.  Upon receipt of
evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant, and of indemnity reasonably satisfactory to the Company, if lost, stolen or destroyed, and upon surrender and cancellation of this Warrant, if mutilated, the Company shall execute and deliver to the Holder a new Warrant of like date, tenor and denomination.

9.	Warrant Holder Not Stockholder.  This Warrant
does not confer upon the Holder any right to vote on or consent to or receive notice as a stockholder of the Company, as such, in respect of any matters whatsoever, nor any other rights or liabilities as a stockholder, prior to the exercise hereof; this Warrant does, however, require certain notices to Holders as set forth herein.

10.	Communication.  No notice or other communi-
cation under this Warrant shall be effective unless, but any notice or other communication shall be effective and shall be deemed to have been given if, the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:

(a)	the Company at 900 North Shore Blvd., Lake
Bluff, IL 60044 Attn: President or such other address as the Company has designated in writing to the Holder, or

(b)	the Holder at c/o Paramount Capital, Inc., 787
Seventh Avenue, New York, NY 10019 or other such address as the Holder has designated in writing to the Company.

11.	Headings.  The headings of this Warrant have
been inserted as a matter of convenience and shall not affect the construction hereof.

12.	Applicable Law.  This Warrant shall be
governed by and construed in accordance with the law of the State of New York without giving effect to the principles of conflicts of law thereof.

13.	Amendment, Waiver, etc.  Except as expressly
provided herein, neither this Warrant nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the party against whom enforcement of any such amendment, waiver, discharge or termination is sought; provided, however, that any provisions hereof may be amended, waived, discharged or terminated upon the written consent of the Company and the Majority of the Holders.


IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its President and has caused its corporate seal to be hereunto affixed and attested by its Secretary this 16th day of October, 1997.


Company

By:    /s/ Michael S. Rosen

Name:  Michael Rosen
Title: President and Chief Executive Officer



ATTEST:

/s/ D. Franckowiak
    Secretary


	SUBSCRIPTION (cash)

The undersigned, ___________________, pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for and purchase ____________________ shares of the Common Stock, par value $.001 per share, of Endorex Corp. covered by said Warrant, and makes payment therefor in full at the price per share provided by said Warrant.


Dated:_______________			Signature:____________________

Address:______________________




	SUBSCRIPTION (promissory note)

The undersigned, __________________________,
pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for and purchase ________________ shares of the Common Stock, par value $.001 per share, of Endorex Corp. covered by said Warrant, and makes payment therefor in full at the price per share provided by said Warrant by delivery of the attached Promissory Note. The undersigned hereby confirms the representations and warranties made by it in the Warrant and in the attached Promissory Note.

Dated:_______________			Signature:______________________

Address:_______________________



	CASHLESS EXERCISE

The undersigned ___________________, pursuant to the provisions of the foregoing Warrant, hereby elects to exchange its Warrant for ___________________ shares of Common
Stock, par value $.001 per share, of Endorex Corp. pursuant to the Cashless Exercise provisions of the Warrant.

Dated:_______________			Signature:____________________

Address:______________________



	ASSIGNMENT

FOR VALUE RECEIVED _______________ hereby sells, assigns and transfers unto ____________________ the foregoing
Warrant and all rights evidenced thereby, and does irrevocably constitute and appoint _____________________, attorney, to transfer said Warrant on the books of Endorex Corp.

Dated:_______________			Signature:____________________

Address:______________________


	PARTIAL ASSIGNMENT

FOR VALUE RECEIVED _______________ hereby assigns and transfers unto ____________________ the right to purchase _______ shares of Common Stock, par value $.001 per share, of Endorex Corp. covered by the foregoing Warrant, and a proportionate part of said Warrant and the rights evidenced thereby, and does irrevocably constitute and appoint ____________________, attorney, to transfer such part of said Warrant on the books of Endorex Corp.

Dated:_______________			Signature:____________________

Address:______________________


[Form]

PROMISSORY NOTE

$[           ]	New York, New York
	[               ]

Warrantholder ("Borrower"), for value received,
hereby promises to pay to the order of Endorex Corp. (together with any such subsequent holder of the Note, the "Holder") the
sum of [                                     ]($       ), or
such lesser amount as shall then equal the outstanding principal amount hereof. Such amount shall be due and payable on April__, 2003 (the "Maturity Date"), together with interest thereon at a rate per annum equal to the prime rate as stated by Citibank, N.A. as of the date hereof, (the "Interest Rate"), and which shall be calculated on the basis of a 360-day year for actual days elapsed, on the terms and conditions set forth hereinafter. Payment for all amounts due hereunder shall be made by certified check or wire transfer to the Holder at c/o 900 North Shore Blvd., Lake Bluff, IL 60044
Attn: [President], or other such address as the Holder may designate by notice to Borrower. If this Promissory Note is prepaid in whole or in part by the tendering of shares pursuant to Paragraph 2 below, the repayment date shall be the date on which the Borrower delivers a notice to the Company in accordance with Paragraph 4 irrevocably stating the Borrower's intention to repay the Promissory Note by tendering such shares. The Borrower is delivering this Promissory Note as payment of the exercise price for the purchase of the shares of common stock (the "Stock") underlying the Warrant dated October 15, 1997 (the "Warrant") issued to the Borrower. The Promissory Note shall be secured by the Stock which the Holder shall hold in safe-keeping as collateral for the indebtedness represented by this Promissory Note.

1.	Prepayment; Repayment.  The Borrower may at
any time prepay in whole or in part the principal sum, plus accrued interest to date of payment, of this Note, without penalty or premium. All sums paid hereon shall be applied first to accrued, unpaid interest on this Note and the balance, if any, to the reduction of the principal hereof. This Note shall not be due and payable until the Maturity
Date.	On the Maturity Date,  the entire principal amount
of, and all accrued interest on, this Note shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.

2.	Prepayment or Repayment by Tendering of
Shares.	 Any prepayment or repayment may be made by
instructing the Company to withhold that number of shares of Stock currently held by the Company as collateral for this Promissory Note in accordance with Paragraph 1(a)(iii) of the Warrant and having a value, based upon the Current Market Price (as defined in the introductory paragraph of the Warrant) of the Common Stock, equal to the outstanding principal sum plus accrued interest. The Company will deliver the balance of the shares not withheld pursuant to the immediately preceding sentence of this Paragraph 2 to the Borrower at the address set forth in Paragraph 3 below within five (5) days of the date of such prepayment or repayment, as the case may be.

3.	Events of Default.  If any events specified in
this Paragraph 3 shall occur and continue uncured for a period of 90 days following notice from the Holder to the Borrower that such event has occurred(herein individually referred to as an "Event of Default"), the Holder of the Note may, so long as such condition exists, declare the entire principal and unpaid accrued interest hereon immediately due and payable, by notice in writing to Borrower:

3.1.  Default in the payment of the principal
and unpaid accrued interest of the Note when due and payable;
or

 			3.2.  The institution by Borrower of
proceedings to be adjudicated as bankrupt or insolvent, or the consent by Borrower to institution of bankruptcy or insolvency proceedings against Borrower or the filing by Borrower of a petition or answer or consent seeking reorganization or release under the federal Bankruptcy Act, or any other applicable federal or state law, or the consent by Borrower to the filing of any such petition or the appointment of a receiver, liquidator, assignee, trustee or other similar official for all or any substantial part of its property, of the taking of any action by Borrower in furtherance of any such action; or

3.3.  If, within sixty (60) days after the
commencement of an action against Borrower (and service of process in connection therewith on Borrower) seeking any bankruptcy, insolvency, reorganization, liquidation or similar relief under any present or future statute, law of regulation, such action shall not have been resolved in favor of Borrower of all orders or proceedings thereunder affecting the property of Borrower stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within sixty
(60) days after the appointment without the consent or acquiescence of Borrower of any trustee or receiver for all or any substantial part of the property of Borrower, such appointment shall not have been vacated


4.	Notices.  Any notice required, desired or
permitted to be given hereunder shall be in writing and shall be delivered personally, sent certified or registered United
States mail, return receipt requested or sent by overnight courier service addressed to:

If to the Holder:

c/o [company name]
[address]
Attn: President

If to Borrower:

[name and address]

Such notices shall be deemed given (i) if delivered personally, upon delivery, (ii) if mailed as aforesaid, two
(2) business days after deposit in the United States mail and
(iii) if sent by overnight courier service one (1) business day after deposit with the courier service. Any party may change its address by notice to the other parties.



IN WITNESS WHEREOF, the Borrower has caused this
Note to be issued this [ ] day of [        ] 199[ ].



BORROWER:




Name:
Address:


___________________________








EXHIBIT 4(i)(d)

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAW. SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SAID ACT.



	ENDOREX CORP.



	Warrant for the Purchase of Shares of
	Common Stock

No. 2									1,297,297 Shares



FOR VALUE RECEIVED, ENDOREX CORP., a Delaware corporation (the "Company"), hereby certifies that Paramount Capital, Inc., its designee or its permitted assigns is entitled to purchase from the Company, at any time or from time to time commencing on April 16, 1998 and prior to 5:00 P.M., New York City time, on April 16, 2003, ONE MILLION TWO HUNDRED NINETY SEVEN THOUSAND TWO HUNDRED NINETY SEVEN (1,297,297) fully paid and non-assessable shares of common stock, $.001 par value per share, of the Company for an aggregate purchase price of $3,299,999. (Hereinafter, (i) said common stock, $.001 par value per share, of the Company, is referred to as the "Common Stock", (ii) the shares of the Common Stock purchasable hereunder or under any other Warrant (as hereinafter defined) are referred to as the "Warrant Shares", (iii) the aggregate purchase price payable for the Warrant Shares purchaseable hereunder is referred to as the "Aggregate Warrant Price", (iv) the price payable (initially $2.54375 per share, subject to adjustment) for each of the Warrant Shares hereunder is referred to as the "Per Share Warrant Price", (v) this Warrant, all similar Warrants issued on the date hereof and all warrants hereafter issued in exchange or substitution for this Warrant or such similar Warrants are referred to as the "Warrants",
(vi) the holder of this Warrant is referred to as the "Holder" and the holder of this Warrant and all other Warrants and Warrant Shares are referred to as the "Holders" and Holders of more than fifty percent (50%) of the outstanding Warrants and Warrant Shares are referred to as the "Majority of the Holders") and (vii) the then Current Market Price per share of the Common Stock (the "Current Market Price") shall be deemed to be the last sale price of the Common Stock on the trading day prior to such date or, in case no such reported sales take place on such day, the average of the last reported bid and asked prices of the Common Stock on such day, in either case on the principal national securities exchange on which the Common Stock is admitted to trading or listed, or if not listed or admitted to trading on any such exchange, the representative closing sale price of the Common Stock as reported by the National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ"), or other similar organization if NASDAQ is no longer reporting such information, or, if the Common Stock is not reported on NASDAQ, the high per share sale price for the Common Stock in the over-the-counter market as reported by the National Quotation Bureau or similar organization, or if not so available, the fair market value of the Common Stock as determined in good faith by the Board of Directors. The Aggregate Warrant Price is not subject to adjustment. The Per Share Warrant Price is subject to adjustment as hereinafter provided; in the event of any such adjustment, the number of Warrant Shares deliverable upon exercise of this Warrant shall be adjusted by dividing the Aggregate Warrant Price by the Per Share Warrant Price in effect immediately after such adjustment.

This Warrant, together with warrants of like tenor, constituting in the aggregate Warrants to purchase 1,297,297 Warrant Shares, was originally issued pursuant to an agency agreement between the Company and Paramount Capital, Inc., as placement agent (the "Financial Advisor") in connection with a private placement (the "Offering") of twenty (20) units (the "Offering Units"), each Offering Unit consisting of 42,243.243 shares of Common Stock.

1a	Exercise of Warrant.

(a)	This Warrant may be exercised in whole at any time, or in part from time to time, commencing on April 16, 1998 and prior to 5:00 P.M., New York City time, on April 16, 2003 by the Holder:

(i)	by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Section 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part, with payment for the Warrant Shares made by certified or official bank check payable to the order of the Company; or

(ii)	by the surrender of this Warrant (with the cashless exercise form at the end hereof duly executed) (a "Cashless Exercise") at the address set forth in
Section 9(a) hereof. Such presentation and surrender shall be deemed a waiver of the Holder's obligation to pay the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part. In the event of a Cashless Exercise, the Holder shall exchange its Warrant for that number of Warrant Shares subject to such Cashless Exercise multiplied by a fraction, the numerator of which shall be the difference between the then Current Market Price and the Per Share Warrant Price, and the denominator of which shall be the then Current Market Price. For purposes of any computation under this Section 1(a), the then Current Market Price shall be based on the trading day prior to the Cashless Exercise.

(iii)	by the surrender of this Warrant (with the subscription (promissory note)
form at the end hereof duly executed) at the address set forth in Subsection
9(a) hereof, together with the presentation of a promissory note made payable to the corporation, duly executed and in the form at the end hereof. Such promissory note shall be secured by the securities underlying this Warrant, which shall be held in safe-keeping by the Company as collateral for such indebtedness.


(b)	If this Warrant is exercised in part, this Warrant must be exercised for a number of whole shares of the Common Stock and the Holder is entitled to receive a new Warrant covering the Warrant Shares that have not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon surrender of this Warrant, the Company will (i) issue a certificate or certificates in the name of the Holder for the largest number of whole shares of the Common Stock to which the Holder shall be entitled and, if this Warrant is exercised in whole, in lieu of any fractional share of the Common Stock to which the Holder shall be entitled, pay to the Holder cash in an amount equal to the fair value of such fractional share (determined in such reasonable manner as the Board of Directors of the Company shall determine), and (ii) deliver the other securities and properties receivable upon the exercise of this Warrant, or the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of this Warrant; provided, however that if this Warrant is exercised pursuant to paragraph 1(a)(iii), the Company will issue but shall not deliver such shares until such time as the promissory note and all accrued interest thereon shall have been paid in full.

2a	Reservation of Warrant Shares; Listing.

The Company agrees that, prior to the expiration of this Warrant, the Company shall at all times (a) have authorized and in reserve, and shall keep available, solely for issuance and delivery upon the exercise of this Warrant, the shares of the Common Stock and other securities and properties as from time to time shall be receivable upon the exercise of this Warrant, free and clear of all restrictions on sale or transfer, other than under Federal or state securities laws, and free and clear of all preemptive rights and rights of first refusal and (b) if the Company hereafter lists its Common Stock on any national securities exchange, the Nasdaq National Market or the Nasdaq Smallcap Market, use its best efforts to keep the Warrant Shares authorized for listing on such exchange upon notice of issuance.

3a	Protection Against Dilution.

(a)	If, at any time or from time to time after the date of this Warrant, the
Company shall issue or distribute to the holders of shares of Common Stock evidence of its indebtedness, any other securities of the Company or any cash, property or other assets (excluding a subdivision, combination or reclassification, or dividend or distribution payable in shares of Common Stock, referred to in Section 3(b), and also excluding cash dividends or cash distributions paid out of net profits legally available therefor in the full amount thereof (any such non-excluded event being herein called a "Special Dividend")), the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price then in effect by a fraction, the numerator of which shall be the then Current Market Price in effect on the record date of such issuance or distribution less the fair market value (as determined in good faith by the Company's Board of Directors) of the evidence of indebtedness, cash, securities or property, or other assets issued or distributed in such Special Dividend applicable to one share of Common Stock and the denominator of which shall be the then Current Market Price in effect on the record date of such issuance or distribution. An adjustment made pursuant to this Subsection 3(a) shall become effective immediately after the record date of any such Special Dividend.


(b)	In case the Company shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the Per Share Warrant Price shall be adjusted to be equal to a fraction, the numerator of which shall be the Aggregate Warrant Price and the denominator of which shall be the number of shares of Common Stock or other capital stock of the Company that the Holder would have owned immediately following such action had such Warrant been exercised immediately prior thereto.

An adjustment made pursuant to this Subsection 3(b) shall become effective immediately after the record date in the case of a dividend or distribution, and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification.

(c)	Except as provided in Subsections 3(a) and 3(d), in case the Company shall hereafter issue or sell any Common Stock, any securities convertible into Common Stock, any rights, options or warrants to purchase or otherwise receive issuances of Common Stock or any securities convertible into, or exerciseable or exchangeable for, Common Stock, in each case for a price per share or entitling the holders thereof to purchase Common Stock at a price per share (determined by dividing (i) the total amount, if any, received or receivable by the Company in consideration of the issuance or sale of such securities plus the total consideration, if any, payable to the Company upon exercise thereof (the "Total Consideration") by (ii) the number of additional shares of Common Stock issued, sold or issuable upon exercise of such securities) that is less than either the then Current Market Price in effect on the date of such issuance or sale or the Per Share Warrant Price, then the Per Share Warrant Price shall be adjusted as of the date of such issuance or sale by multiplying the Per Share Warrant Price then in effect by a fraction, the numerator of which shall be (x) the sum of (A) the number of shares of Common Stock outstanding on the record date of such issuance or sale plus (B) the Total Consideration divided by the Current Market Price or the current Per Share Warrant Price, whichever is greater, and the denominator of which shall be (y) the number of shares of Common Stock outstanding on the record date of such issuance or sale plus the maximum number of additional shares of Common Stock issued, sold or issuable upon exercise or conversion of such securities.

(d)	No adjustment in the Per Share Warrant Price shall be required in the case of the issuance by the Company of Common Stock (i) pursuant to the exercise of any warrant; (ii) pursuant to the exercise of any stock options or warrants currently outstanding or securities issued after the date hereof, which may be approved by the Company's Board of Directors pursuant to any Company benefit plan or exercised, under any employee benefit plan of the Company to officers, directors, consultants or employees, but only with respect to such warrants or stock options as are exercisable at prices no lower than the closing bid price of the Common Stock as of the date of grant thereof; or (iii) upon the issuance of Common Stock to Rights Holders (as defined in the subscription agreement (the "Subscription Agreement") pursuant to which the Offering Units were sold) pursuant to any Semi-Annual Issuance (as defined in the Subscription Agreement) or Dilution Issuance (as defined in the Subscription Agreement).


(e)	In case of any capital reorganization or reclassification, or any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the continuing corporation, or in case of any sale or conveyance to another entity of the property of the Company as an entirety or substantially as a entirety, or in the case of any statutory exchange of securities with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the Holder of this Warrant shall have the right thereafter to receive on the exercise of this Warrant the kind and amount of securities, cash or other property which the Holder would have owned or have been entitled to receive immediately after such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance had this Warrant been exercised immediately prior to the effective date of such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance and in any such case, if necessary, appropriate adjustment shall be made in the application of the provisions set forth in this Section 3 with respect to the rights and interests thereafter of the Holder of this Warrant to the end that the provisions set forth in this
Section 3 shall thereafter correspondingly be made applicable, as nearly as may reasonably be, in relation to any shares of stock or other securities or property thereafter deliverable on the exercise of this Warrant. The above provisions of this Section 3(e) shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers, statutory exchanges, sales or conveyances. The Company shall require the issuer of any shares of stock or other securities or property thereafter deliverable on the exercise of this Warrant to be responsible for all of the agreements and obligations of the Company hereunder. Notice of any such reorganization, reclassification, consolidation, merger, statutory exchange, sale or conveyance and of said provisions so proposed to be made, shall be mailed to the Holders of the Warrants not less than thirty (30) days prior to such event. A sale of all or substantially all of the assets of the Company for a consideration consisting primarily of securities shall be deemed a consolidation or merger for the foregoing purposes.

(f)	No adjustment in the Per Share Warrant Price shall be required unless such adjustment would require an increase or decrease of at least $0.05 per share of Common Stock; provided, however, that any adjustments which by reason of this Subsection 3(g) are not required to be made shall be carried forward and taken into account in any subsequent adjustment; provided, further, however, that adjustments shall be required and made in accordance with the provisions of this
Section 3 (other than this Subsection 3(g)) not later than such time as may be required in order to preserve the tax-free nature of a distribution to the Holder of this Warrant or Common Stock issuable upon the exercise hereof. All calculations under this Section 3 shall be made to the nearest cent or to the nearest 1/100th of a share, as the case may be. Anything in this Section 3 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Per Share Warrant Price, in addition to those required by this
Section 3, as it in its discretion shall deem to be advisable in order that any stock dividend, subdivision of shares or distribution of rights to purchase stock or securities convertible or exchangeable for stock hereafter made by the Company to its stockholders shall not be taxable.

(g)	Whenever the Per Share Warrant Price is adjusted as provided in this
Section 3 and upon any modification of the rights of a Holder of Warrants in accordance with this Section 3, the Company shall promptly prepare a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause copies of such certificate to be mailed to the Holders of the Warrants. The Company may, but shall not be obligated to unless requested by a Majority of the Holders, obtain, at its expense, a certificate of a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular auditors of the Company) setting forth the Per Share Warrant Price and the number of Warrant Shares in effect after such adjustment or the effect of such modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause copies of such certificate to be mailed to the Holders of the Warrants.


(h)	If the Board of Directors of the Company shall declare any dividend or other distribution with respect to the Common Stock other than a cash distribution out of earned surplus, the Company shall mail notice thereof to the Holders of the Warrants not less than ten (10) days prior to the record date fixed for determining stockholders entitled to participate in such dividend or other distribution.

(i)	If, as a result of an adjustment made pursuant to this Section 3, the
Holder of any Warrant thereafter surrendered for exercise shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of any Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares or such classes of capital stock or shares of Common Stock and other capital stock.

(j)	Upon the expiration of any rights, options, warrants or conversion privileges with respect to the issuance of which an adjustment to the Per Share Warrant Price had been made, if such shall not have been exercised, the number of Warrant Shares purchasable upon exercise of this Warrant, to the extent this Warrant has not then been exercised, shall, upon such expiration, be readjusted and shall thereafter be such as they would have been had they been originally adjusted (or had the original adjustment not been required, as the case may be) on the basis of (A) the fact that Common Stock, if any, actually issued or sold upon the exercise of such rights, options, warrants or conversion privileges, and (B) the fact that such shares of Common Stock, if any, were issued or sold for the consideration actually received by the Company upon such exercise plus the consideration, if any, actually received by the Company for the issuance, sale or grant of all such rights, options, warrants or conversion privileges whether or not exercised; provided, however, that no such readjustment shall have the effect of decreasing the number of Warrant Shares purchasable upon exercise of this Warrant by an amount in excess of the amount of the adjustment initially made in respect of the issuance, sale or grant of such rights, options, warrants or conversion privileges.

4a	Fully Paid Stock; Taxes.  The shares of the Common Stock represented by each and every certificate for Warrant Shares delivered on the exercise of this Warrant shall at the time of such delivery, be duly authorized, validly issued and outstanding, fully paid and nonassessable, and not subject to preemptive rights or rights of first refusal, and the Company will take all such actions as may be necessary to assure that the par value, if any, per share of the Common Stock is at all times equal to or less than the then Per Share Warrant Price. The Company shall that it will pay, when due and payable, any and all Federal and state stamp, original issue or similar taxes which may be payable in respect of the issue of any Warrant Share or any certificate thereof to the extent required because of the issuance by the Company of such security.


5a	Registration Under Securities Act of 1933.  (a)  The Holder shall have the right to participate in the registration rights granted to purchasers of Common Stock pursuant to Article 5 of the subscription agreement (the "Subscription Agreement") between such purchasers and the Company that were entered into at the time of the initial sale of the Common Stock. By acceptance of this Warrant, the Holder agrees to comply with the provisions in Article 5 of the Subscription Agreement to same extent as if it were a party thereto.

(b)	Until all of the Warrant Shares and any shares of Common Stock issuable pursuant to the Article VI Rights (as defined below) with respect to the Warrant Shares have been sold under a Registration Statement or pursuant to Rule 144, the Company shall use its reasonable best efforts to file with the Securities and Exchange Commission all current reports and the information as may be necessary to enable the Holder to effect sales of its shares in reliance upon Rule 144 promulgated under the Act.

6.	Article VI Rights.	Upon exercise of this Warrant, the Holder shall be
entitled to the contractual rights set forth in Article VI of the Subscription Agreement pursuant to which the Offering Units were sold with respect to any Warrant Shares acquired upon such exercise.

7	Investment Intent; Limited Transferability.

(a) The Holder represents, by accepting this Warrant, that it understands that this Warrant and any securities obtainable upon exercise of this Warrant have not been registered for sale under Federal or state securities laws and are being offered and sold to the Holder pursuant to one or more exemptions from the registration requirements of such securities laws. In the absence of an effective registration of such securities or an exemption therefrom, any certificates for such securities shall bear the legend set forth on the first page hereof. The Holder understands that it must bear the economic risk of its investment in this Warrant and any securities obtainable upon exercise of this Warrant for an indefinite period of time, as this Warrant and such securities have not been registered under Federal or state securities laws and therefore cannot be sold unless subsequently registered under such laws, unless an exemption from such registration is available.

(b) The Holder, by its acceptance of this Warrant, represents to the Company that it is acquiring this Warrant and will acquire any securities obtainable upon exercise of this Warrant for its own account for investment and not with a view to, or for sale in connection with, any distribution thereof in violation of the Securities Act of 1933, as amended (the "Act"). The Holder agrees that this Warrant and any such securities will not be sold or otherwise transferred unless (i) a registration statement with respect to such transfer is effective under the Act and any applicable state securities laws or (ii) such sale or transfer is made pursuant to one or more exemptions from the Act.


(c)  This Warrant may not be sold, transferred, assigned or hypothecated for six
(6) months from the date hereof except (i) to any firm or corporation that succeeds to all or substantially all of the business of Paramount Capital, Inc.,
(ii) to any of the officers, employees, associates or affiliated companies of Paramount Capital, Inc., or of any such successor firm, (iii) to any NASD member participating in the Offering or any officer or employee of any such NASD member or (iv) in the case of an individual, pursuant to such individual's last will and testament or the laws of descent and distribution, and is so transferable only upon the books of the Company which the Company shall cause to be maintained for such purpose. The Company may treat the registered Holder of this Warrant as it appears on the Company's books at any time as the Holder for all purposes. The Company shall permit any Holder of a Warrant or its duly authorized attorney, upon written request during ordinary business hours, to inspect and copy or make extracts from its books showing the registered Holders of Warrant. All Warrants issued upon the transfer or assignment of this Warrant will be dated the same date as this Warrant, and all rights of the holder thereof shall be identical to those of the Holder.

8.	Loss, etc., of Warrant.  Upon receipt of evidence satisfactory to the
Company of the loss, theft, destruction or mutilation of this Warrant, and of indemnity reasonably satisfactory to the Company, if lost, stolen or destroyed, and upon surrender and cancellation of this Warrant, if mutilated, the Company shall execute and deliver to the Holder a new Warrant of like date, tenor and denomination.

9.	Warrant Holder Not Stockholder.  This Warrant does not confer upon the
Holder any right to vote on or consent to or receive notice as a stockholder of the Company, as such, in respect of any matters whatsoever, nor any other rights or liabilities as a stockholder, prior to the exercise hereof; this Warrant does, however, require certain notices to Holders as set forth herein.

10.	Communication.  No notice or other communication under this Warrant shall be effective unless, but any notice or other communication shall be effective and shall be deemed to have been given if, the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:

(a)	the Company at 900 North Shore Blvd., Lake Bluff, IL 60044 Attn: President
or such other address as the Company has designated in writing to the Holder, or

(b)	the Holder at c/o Paramount Capital, Inc., 787 Seventh Avenue, New York,
NY 10019 or other such address as the Holder has designated in writing to the Company.

11.	Headings.  The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.

12.	Applicable Law.  This Warrant shall be governed by and construed in accordance with the law of the State of New York without giving effect to the principles of conflicts of law thereof.

13.	Amendment, Waiver, etc.  Except as expressly provided herein, neither this
Warrant nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the party against whom enforcement of any such amendment, waiver, discharge or termination is sought; provided, however, that any provisions hereof may be amended, waived, discharged or terminated upon the written consent of the Company and the Majority of the Holders.


IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its President and has caused its corporate seal to be hereunto affixed and attested by its Secretary this 16th day of October, 1997.


Company



By:    /s/ Michael S. Rosen
Name:  Michael Rosen
Title: President and Chief Executive Officer



ATTEST:

/s/ D. Franckowiak
    Secretary



	SUBSCRIPTION (cash)

The undersigned, ___________________, pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for and purchase
____________________ shares of the Common Stock, par value $.001 per share, of Endorex Corp. covered by said Warrant, and makes payment therefor in full at the price per share provided by said Warrant.


Dated:_______________			Signature:____________________

Address:______________________




	SUBSCRIPTION (promissory note)

The undersigned, __________________________, pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for and purchase ________________ shares of the Common Stock, par value $.001 per share, of Endorex Corp. covered by said Warrant, and makes payment therefor in full at the price per share provided by said Warrant by delivery of the attached Promissory Note. The undersigned hereby confirms the representations and warranties made by it in the Warrant and in the attached Promissory Note.

Dated:_______________			Signature:______________________

Address:_______________________



	CASHLESS EXERCISE

The undersigned ___________________, pursuant to the provisions of the foregoing Warrant, hereby elects to exchange its Warrant for ___________________ shares of Common Stock, par value $.001 per share, of Endorex Corp. pursuant to the Cashless Exercise provisions of the Warrant.

Dated:_______________			Signature:____________________

Address:______________________



	ASSIGNMENT

FOR VALUE RECEIVED _______________ hereby sells, assigns and transfers unto ____________________ the foregoing Warrant and all rights evidenced thereby, and does irrevocably constitute and appoint _____________________, attorney, to transfer said Warrant on the books of Endorex Corp.

Dated:_______________			Signature:____________________

Address:______________________


	PARTIAL ASSIGNMENT

FOR VALUE RECEIVED _______________ hereby assigns and transfers unto ____________________ the right to purchase _______ shares of Common Stock, par value $.001 per share, of Endorex Corp. covered by the foregoing Warrant, and a proportionate part of said Warrant and the rights evidenced thereby, and does irrevocably constitute and appoint ____________________, attorney, to transfer such part of said Warrant on the books of Endorex Corp.

Dated:_______________			Signature:____________________

Address:______________________


[Form]

PROMISSORY NOTE

$[           ]	New York, New York
	[               ]

Warrantholder ("Borrower"), for value received, hereby promises to pay to the order of Endorex Corp. (together with any such subsequent holder of the Note,
the "Holder") the sum of [                                     ]($       ), or
such lesser amount as shall then equal the outstanding principal amount hereof. Such amount shall be due and payable on April__, 2003 (the "Maturity Date"), together with interest thereon at a rate per annum equal to the prime rate as stated by Citibank, N.A. as of the date hereof, (the "Interest Rate"), and which shall be calculated on the basis of a 360-day year for actual days elapsed, on the terms and conditions set forth hereinafter. Payment for all amounts due hereunder shall be made by certified check or wire transfer to the Holder at c/o 900 North Shore Blvd., Lake Bluff, IL 60044 Attn: [President], or other such address as the Holder may designate by notice to Borrower. If this Promissory
Note is prepaid in whole or in part by the tendering of shares pursuant to Paragraph 2 below, the repayment date shall be the date on which the Borrower delivers a notice to the Company in accordance with Paragraph 4 irrevocably stating the Borrower's intention to repay the Promissory Note by tendering such shares. The Borrower is delivering this Promissory Note as payment of the exercise price for the purchase of the shares of common stock (the "Stock") underlying the Warrant dated October 15, 1997 (the "Warrant") issued to the Borrower. The Promissory Note shall be secured by the Stock which the Holder shall hold in safe-keeping as collateral for the indebtedness represented by this Promissory Note.

1.	Prepayment; Repayment.  The Borrower may at any time prepay in whole or in part the principal sum, plus accrued interest to date of payment, of this Note, without penalty or premium. All sums paid hereon shall be applied first to accrued, unpaid interest on this Note and the balance, if any, to the reduction of the principal hereof.  This Note shall not be due and payable until the
Maturity Date.	On the Maturity Date,  the entire principal amount of, and all accrued interest on, this Note shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.

2.	Prepayment or Repayment by Tendering of Shares.	 Any prepayment or
repayment may be made by instructing the Company to withhold that number of shares of Stock currently held by the Company as collateral for this Promissory
Note in accordance with Paragraph 1(a)(iii) of the Warrant and having a value, based upon the Current Market Price (as defined in the introductory paragraph of the Warrant) of the Common Stock, equal to the outstanding principal sum plus accrued interest. The Company will deliver the balance of the shares not withheld pursuant to the immediately preceding sentence of this Paragraph 2 to the Borrower at the address set forth in Paragraph 3 below within five (5) days of the date of such prepayment or repayment, as the case may be.

3.	Events of Default.  If any events specified in this Paragraph 3 shall occur and continue uncured for a period of 90 days following notice from the Holder to the Borrower that such event has occurred(herein individually referred to as an "Event of Default"), the Holder of the Note may, so long as such condition exists, declare the entire principal and unpaid accrued interest hereon immediately due and payable, by notice in writing to Borrower:

3.1. Default in the payment of the principal and unpaid accrued interest of the Note when due and payable; or

3.2. The institution by Borrower of proceedings to be adjudicated as bankrupt or insolvent, or the consent by Borrower to institution of bankruptcy or insolvency proceedings against Borrower or the filing by Borrower of a petition or answer or consent seeking reorganization or release under the federal Bankruptcy Act, or any other applicable federal or state law, or the consent by Borrower to the filing of any such petition or the appointment of a receiver, liquidator, assignee, trustee or other similar official for all or any substantial part of its property, of the taking of any action by Borrower in furtherance of any such action; or

3.3. If, within sixty (60) days after the commencement of an action against Borrower (and service of process in connection therewith on Borrower) seeking any bankruptcy, insolvency, reorganization, liquidation or similar relief under any present or future statute, law of regulation, such action shall not have been resolved in favor of Borrower of all orders or proceedings thereunder affecting the property of Borrower stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within sixty (60) days after the appointment without the consent or acquiescence of Borrower of any trustee or receiver for all or any substantial part of the property of Borrower, such appointment shall not have been vacated


4.	Notices.  Any notice required, desired or permitted to be given hereunder shall be in writing and shall be delivered personally, sent certified or registered United States mail, return receipt requested or sent by overnight courier service addressed to:

If to the Holder:

c/o [company name]
[address]
Attn: President

If to Borrower:

[name and address]

Such notices shall be deemed given (i) if delivered personally, upon delivery,
(ii) if mailed as aforesaid, two (2) business days after deposit in the United States mail and (iii) if sent by overnight courier service one (1) business day after deposit with the courier service. Any party may change its address by notice to the other parties.



IN WITNESS WHEREOF, the Borrower has caused this Note to be issued this [ ] day
of [        ] 199[ ].



BORROWER:



Name:
Address:


___________________________


EXHIBIT 10.13


ENDOREX CORP.
PLACEMENT AGENCY AGREEMENT


									July 1, 1997

Paramount Capital, Inc.
787 Seventh Avenue
New York, New York  10019

Dear Sirs:

	Endorex Corp., a Delaware corporation (the "Company"), hereby confirms its agreement to retain Paramount Capital, Inc. (the "Placement Agent") on an exclusive basis to introduce the Company to and to procure subscriptions from certain "accredited investors" (as defined in Regulation D under the Securities Act of 1933, as amended) as prospective purchasers of a minimum of ten (10) Units (the "Minimum Offering") and a maximum of sixty
(60) Units (the "Maximum Offering"), with an option in favor of the Placement Agent to offer up to an additional one hundred forty (140) Units to cover over-allotments at a purchase price of one hundred thousand dollars ($100,000) per Unit, with each Unit consisting of a number of shares of Common Stock of the Company, par value $.001 per share, determined by dividing one hundred thousand dollars ($100,000) by the lesser of (a) $2.3125 and (b) the average closing bid price of the Common Stock on the over the counter ("OTC") Bulletin Board for the thirty (30) consecutive trading days or five (5) consecutive trading days immediately preceding (i) the Initial Closing Date (as defined below), (ii) any Interim Closing Date (as defined below), or (iii) the Final Closing Date (as defined below) of this Offering, whichever is lowest (the "Offering Price").

	The sale to such purchasers (the "Offering") will be made through a private placement by the Placement Agent (or its designated selected dealers) on a "best efforts" basis pursuant to the Confidential Term Sheet dated July 15, 1997, and all supplements, amendments and exhibits thereto, all of which constitute an integral part thereof (the "Term Sheet"), separate subscription agreements and related documents (the "Subscription Agreements") in accordance with Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder.

	The Term Sheet, the Subscription Agreement, any exhibits to the Term Sheet, the Escrow Agreement, dated March 14, 1997 (the "Escrow Agreement"), the Financial Advisory Agreement (as defined in Section 5(k) below), the Placement Warrants (as defined in
Section 4(d) below), the Advisory Warrants (as defined in Section 4(d) below), and this Placement Agency Agreement (this "Agreement"), are collectively referred to herein as the "Offering Documents."

	The Company, at its sole cost, shall prepare and deliver to the Placement Agent a reasonable number of copies of the Offering
Documents in form and substance satisfactory to the Placement
Agent.

	Each prospective investor subscribing to purchase Units shall be required to deliver, among other things, a Subscription Agreement, which shall include a Confidential Investor Questionnaire (the "Questionnaire"). The Company shall make available to each prospective investor, at a reasonable time prior to the purchase of the Units, the opportunity to ask questions of and receive answers from the Company concerning the terms and conditions of the Offering and the opportunity to obtain additional information necessary to verify the accuracy of the documents delivered in connection with the purchase of the Units to the extent it possesses such information or can acquire it without unreasonable effort or expense. After the Offering Documents have been reviewed by investors, and the prospective investors have had the opportunity to address all inquiries to the Company, separate Subscription Agreements shall be completed by each prospective investor. The Company, with the consent of the Placement Agent and the Placement Agent, in its sole discretion, shall have the right to reject subscriptions in whole or in part. The Company shall evidence its acceptance of a subscription by countersigning a copy of the applicable Subscription Agreement and returning the same to the Placement Agent.

	Capitalized terms used herein, unless otherwise defined herein or unless the context otherwise indicates, shall have the same meanings provided in the Offering Documents.

	1.	Appointment of Placement Agent.

			(a)	The Placement Agent is hereby appointed
exclusive placement agent of the Company (subject to the
Placement Agent's right to have Selected Dealers, as defined in
Section 1(c) hereof, participate in the Offering) during the
Offering Period herein specified for the purposes of assisting the Company in finding qualified subscribers pursuant to the
Offering described in the Offering Documents.  The Placement
Agent shall not be deemed an agent of the Company for any other purpose. The Offering Period shall commence on the day the
Offering Documents are first made available to the Placement
Agent by the Company for delivery in connection with the offering for the sale of the Units (the "Commencement Date").  Upon
receipt of the Minimum Offering amount, the Placement Agent may conduct a closing (the "Initial Closing Date") and may conduct subsequent closings on an interim basis until the Maximum
Offering amount (and any over-allotment) has been reached (the
"Final Closing Date").  Each such closing may be referred to
herein as a "Closing".   The Offering Period shall terminate at
11:59 p.m. New York City Time on the date which is sixty (60) days following the Commencement Date, subject to an extension, at the option of the Placement Agent, for an additional sixty (60) days. If subscriptions for the minimum ten (10) Units have not been received prior to the end of the Offering Period, then the Offering will be terminated and all funds received from subscribers will be returned with interest and without deduction.

		(b)	Subject to the performance by the Company of all
obligations to be performed by it under this Agreement and to the completeness and accuracy of all representations and warranties of the Company contained herein, the Placement Agent hereby accepts such agency and agrees to use its best efforts to assist the Company in finding qualified subscribers pursuant to the Offering described in the Offering Documents. It is understood that the Placement Agent has no commitment to sell the Units.
The Placement Agent's agency hereunder is not terminable by the Company except upon termination of the Offering Period.

		(c)	The Placement Agent may engage other persons,
selected by it in its discretion, who are members of the National Association of Securities Dealers, Inc., ("NASD") or who are located outside the United States and who have executed a Selected Dealers Agreement (each such person being hereinafter referred to as a "Selected Dealer") and the Placement Agent may allow such persons to receive a part of the compensation and payment of expenses payable to the Placement Agent hereunder as the Placement Agent shall determine in its discretion.

		(d)	Subscriptions for Units shall be evidenced by the
execution by qualified subscribers of a Subscription Agreement.
No Subscription Agreement shall be effective unless and until it is accepted by the Company. Until a closing is held, all subscription funds received shall be held as described in the Subscription Agreement. The Placement Agent shall not have any independent obligation to verify the accuracy or completeness of any information contained in any Subscription Agreement or the authenticity, sufficiency, or validity of any check delivered by any prospective investor in payment for Units nor shall the Placement Agent incur any liability with respect to any such check.

		(e)	Company Insiders.	Officers, directors or
principal stockholders of the Company may invest in the Offering.
Any such investments will be included in calculating whether the ten (10) Units have been sold in the Minimum Offering, whether the sixty (60) Units have been sold in the Maximum Offering, and whether the one hundred forty (140) Units have been sold pursuant to the over-allotment option.

		(f)	Placement Agent Insiders.	Certain affiliates
of the Placement Agent may purchase Units in the Offering.
Affiliates of the Placement Agent will invest net of cash commissions and expenses. Accordingly, the Placement Agent will not receive a commission on the Units purchased by its affiliates and the Company will receive net proceeds equivalent to the net proceeds received from the purchase of Units by persons not affiliated with the Placement Agent. The aggregate offering price of any such investments will be included in calculating whether the ten (10) Units have been sold in the Minimum
Offering, whether the sixty (60) Units have been sold in the Maximum Offering, and whether the one hundred forty (140) Units have been sold pursuant to the over-allotment option.

		(g)	Subscription Checks.	All subscription checks
and funds shall be promptly and directly delivered without offset or deduction to the bank account at the Escrow Agent described in the Escrow Agreement.


	2.	Representations and Warranties of the Company.  For
purposes of this section 2, the Company, unless expressly stated otherwise, shall include any subsidiary of the Company. The
Company represents, covenants and warrants to the Placement Agent and each Selected Dealer, if any, as follows:

		(a)	Securities Law Compliance.  The Offering
Documents, as of their respective dates, do and shall, as of the date of the Term Sheet and each Closing, describe the material aspects of an investment in the Company and conform in all respects with the requirements of Section 4(2) of the Act and Regulation D promulgated thereunder and with the requirements of all other published rules and regulations of the Securities and Exchange Commission (the "SEC") currently in effect relating to "private offerings" to "accredited investors" of the type contemplated by the Company. The Offering Documents will not, as of the date of the Term Sheet and each Closing, contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading; provided, however, that no representation is made with respect to information relating to the Placement Agent which is provided in writing by the Placement Agent to the Company specifically for inclusion in the Offering Documents. If at any time prior to the completion of the Offering or other termination of this Agreement any event shall occur as a result of which it might become necessary to amend or supplement the Offering Documents so that they do not include any untrue statement of any material fact or omit to state any material fact necessary in order to make the statements therein, in the light of the circumstances then existing, not misleading, the Company will promptly notify the Placement Agent and will supply the Placement Agent (or the prospective purchasers designated by the Placement Agent) with amendments or supplements correcting such statement or omission. The Company will also provide the Placement Agent for delivery to all offerees and purchasers and their representatives, if any, with any information, documents and instruments which the Placement Agent and the Company's counsel reasonably deem necessary to comply with applicable state and federal law.

	The Company acknowledges that the Placement Agent (i) has not supplied any information for inclusion in the Offering Documents other than information relating to the Placement Agent furnished in writing to the Company by the Placement Agent specifically for inclusion in the Offering Documents; (ii) has no obligation to independently verify any of the information in the Offering Documents; and (iii) has no responsibility for the accuracy or completeness of the Offering Documents, except for the information relating to the Placement Agent furnished in writing by the Placement Agent to the Company specifically for inclusion in the Offering Documents.

		(b)	Organization.  The Company is a corporation duly
incorporated, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to own and lease its properties, to conduct its business as proposed in the Term Sheet, to execute and deliver this Agreement and to carry out the transactions contemplated by this Agreement. The Company is duly qualified to do business as a foreign corporation and is in good standing in the States of North Dakota and Illinois and in each jurisdiction in which the conduct of its business or ownership or leasing of its properties requires it to be so qualified, except where the failure to be so qualified would not have a material adverse effect on the business, financial condition or prospects of the Company.

		(c)	Capitalization.  The authorized, issued and
outstanding capital stock of the Company prior to the consummation of the transactions contemplated hereby is as set forth in the Offering Documents (excluding any supplement not approved by the Placement Agent) issued, fully paid and nonassessable and have not been issued in violation of the preemptive rights of any stockholder of the Company. All prior sales of securities of the Company were either registered under the Act and applicable state securities laws or exempt from such registration, and no security holder has any rescission rights with respect thereto. Except as set forth in the Term Sheet (excluding any supplement not approved by the Placement Agent) there are no outstanding options, warrants, agreements, convertible securities, preemptive rights or other rights to subscribe for or to purchase any shares of capital stock of the Company. Except as set forth in the Term Sheet (excluding any supplement not approved by the Placement Agent) and as otherwise required by law, there are no restrictions upon the voting or transfer of any shares of the Company's capital stock pursuant to the Company's Certificate of Incorporation, By-Laws or other governing documents or any agreement or other instruments to which the Company is a party or by which the Company is bound.

		(d)	Warrants, Preemptive Rights, Etc.  Except as set
forth in or contemplated by the Term Sheet (excluding any supplement not approved by the Placement Agent) or any amendments thereto, there are not now, nor will there be immediately after any Closing, any outstanding warrants, options, agreements, convertible securities, rights of first refusal, rights of first offer, preemptive rights or other rights to subscribe for or to purchase or other commitments pursuant to which the Company is, or may become, obligated to issue any shares of its capital stock or other securities of the Company and this Offering will not cause any anti-dilution adjustments to such securities or commitments except as reflected in the Term Sheet (excluding any supplement not approved by the Placement Agent).

		(e)	Subsidiaries and Investments.  Other than as
disclosed in the Term Sheet, the Company does not own, directly or indirectly, capital stock or other equity ownership or proprietary interests in any other corporation, association, trust, partnership, joint venture or other entity.

		(f)	Financial Statements.  The financial information
contained in the Offering Documents is accurate in all material respects. The Company's financial statements have been prepared in conformity with generally accepted accounting principles consistently applied and show all material liabilities, absolute or contingent, of the Company required to be recorded thereon and present fairly the financial position and results of operations of the Company as of the dates and for the periods indicated.

		(g)	Absence of Changes.  Since the date of the Term
Sheet, except as has been or will be reflected in the Term Sheet prior to any Closing, the Company has incurred no liabilities or obligations, direct or contingent, other than those in the ordinary course of business, nor has the Company entered into any transaction, which is material to the business of the Company, and there has been no change in the capital stock of, or any incurrence of long-term debt by, the Company, or any issuance of options, warrants or other rights to purchase the capital stock of the Company, or any adverse change or any development involving a prospective adverse change in the condition
(financial or otherwise), net worth, results of operations, business, key personnel or properties which would be material to the business, financial condition or prospects of the Company, and the Company has not become a party to, and neither the business nor the property of the Company has become the subject of, any litigation whether or not in the ordinary course of business.

		(h)	Title.  The Company has good and marketable title
to all tangible properties and assets owned by it, free and clear of all liens, charges, encumbrances or restrictions, except such as are not materially significant or important in relation to the Company's business; all of the material leases and subleases under which the Company is the lessor or sublessor of properties or assets or under which the Company holds properties or assets as lessee or sublessee are in full force and effect, and the Company is not in default in any material respect with respect to any of the terms or provisions of any of such leases or subleases, and no claim has been asserted by anyone adverse to rights of the Company as lessor, sublessor, lessee or sublessee under any of the leases or subleases mentioned above, or affecting or questioning the right of the Company to continued possession of the leased or subleased premises or assets under any such lease or sublease. The Company owns or leases all such tangible properties as are necessary to its operations as now conducted and proposed to be conducted and except to the extent described in the Term Sheet, the Company does not presently anticipate the need for any capital expenditures.

		(i)	Proprietary Rights.  Except as has been or will be
reflected in the Term Sheet prior to each Closing, the Company owns or possesses adequate and enforceable rights to use all patents, patent applications, trademarks, service marks, trade names, corporate names, copyrights, trade secrets, processes, mask works, licenses, inventions, formulations, technology and know-how and other intangible property used or proposed to be used in the conduct of its business as described in or contemplated by the Term Sheet (the "Proprietary Rights"). Except as has been, or will be, reflected in the Term Sheet prior to each Closing, the Company or the entities from whom the Company has acquired rights has taken all necessary action to protect all of the Company's Proprietary Rights. Except as set forth in the Term Sheet, the Company has not received any notice of, and there are no facts known to the Company which indicate the existence of
(i) any infringement or misappropriation by any third party of any of the Proprietary Rights or (ii) any claim by a third party contesting the validity of any of the Proprietary Rights. The
Company has not received any notice of any infringement, misappropriation or violation by the Company or any of its employees of any Proprietary Rights of third parties, and, to the best of the Company's knowledge, neither the Company nor any of its employees has infringed, misappropriated or otherwise violated any Proprietary Rights of any third parties. To the best of the Company's knowledge, no infringement, illicit copying, misappropriation or violation of any intellectual property rights of any third party has occurred or will occur with respect to any products currently being sold by the Company or with respect to any products currently under development by the Company or with respect to the conduct of the Company's business as currently contemplated. Except as described in the Term Sheet, the Company is not aware that any of its employees are obligated under any contract (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with the use of the employee's best efforts to promote the interests of the Company or that would conflict with the Company's business as presently conducted or as proposed to be conducted. To the best of the Company's knowl-edge, neither the execution nor delivery of this Agreement, nor the carrying on of the Company's business by the employees of the Company, nor the conduct of the Company's business, as presently conducted or as proposed to be conducted with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any contract, covenant or instrument under which any such employee is now obligated. In addition, all employees are required to assign intellectual property rights to the Company.

		(j)	Litigation.  Except as set forth in the Term
Sheet, there is no action, suit, claim or proceeding at law or in equity, or to the Company's knowledge, investigation or customer complaint, by or before any arbitrator, governmental instrumentality or other agency now pending or, to the knowledge of the Company, threatened against the Company (or basis therefor known to the Company which the Company believes may result in the foregoing) the adverse outcome of which would have a materially adverse effect on the Company's business, prospects or financial condition. The Company is not subject to any judgment, order, writ, injunction or decree of any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign which would materially adversely affect the Company's business, prospects or financial condition.

		(k)	Non-Defaults, Non-Contravention.  The Company is
not in violation of or default under, nor will the execution and delivery of this Agreement and any of the Offering Documents, and consummation of the transactions contemplated herein or therein, result in a violation of, or constitute a default in the performance or observance of, any obligation (i) under its Certificate of Incorporation, as amended, or its By-laws, or any indenture, mortgage, contract, material purchase order or other agreement or instrument to which the Company is a party or by which it or its property is bound or affected, or (ii) with respect to any material order, writ, injunction or decree of any court of any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, and there is no existing condition, event or act which constitutes, nor which after notice, the lapse of time or both, could constitute a default under any of the foregoing, which in either case would have a material adverse effect on the business, financial condition or prospects of the Company.

		(l)	Taxes.  The Company has filed all Federal, state,
local and foreign tax returns which are required to be filed by it and all such returns are true and correct in all respects.
The Company has paid all taxes pursuant to such returns or pursuant to any assessments received by it or which it is obligated to withhold from amounts owing to any employee, creditor or third party. The Company has properly accrued all taxes required to be accrued. The tax returns of the Company have never been audited by any state, local or Federal authorities. The Company has not waived any statute of limitations with respect to taxes or agreed to any extension of time with respect to any tax assessment or deficiency.

		(m)	Compliance With Laws, Licenses, Etc.  The Company
is in compliance with all Federal, state, local or foreign, laws, ordinances, regulations and orders applicable to its business, the violation of, or noncompliance with which, could have a materially adverse effect on the business, operations, prospects or financial condition of the Company. The Company has all governmental licenses and permits and other governmental certificates, authorizations and permits and approvals
(collectively, "Licenses") required by every Federal, state and local government or regulatory body for the operation of its business as currently conducted and the use of its properties, except where the failure to be licensed would not have a materially adverse effect on the business, operations, financial condition, or prospects of the Company. The Company's Licenses are in full force and effect and no violations are or have been recorded in respect of any License and no proceeding is pending or, to the best knowledge of the Company, threatened to revoke or limit any License.

		(n)	Authorization of Documents and Units.  Each of the
Offering Documents has been, or prior to any Closing will be, duly and validly authorized, executed and delivered by the
Company and the execution, delivery and performance by the
Company of the Offering Documents, has been duly authorized by all requisite corporate action by the Company and when delivered constitute, or will constitute, the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, subject to the availability and enforceability of equitable remedies and to applicable bankruptcy and other laws relating to the rights of creditors generally and except as the enforcement of the rights to indemnification and contribution hereunder and under any other Offering Documents may be limited by federal or state securities laws or public policy.  The
Corporation has full corporate power and lawful authority to authorize, issue and sell the Units and the securities underlying the Units to be sold to the Purchasers.  No consent is required by the Company from any third party to perform any of its
obligations under this Agreement or any of the Offering Documents
		(o)	Exemption from Registration.  Assuming (i) the
accuracy of the information provided by the respective Purchasers in the Subscription Agreements, (ii) the timely filing of a Form
D by the Company and (iii) the accuracy of the representations and warranties of the Placement Agent contained herein, the offer and sale of the Units and the granting of the Placement Warrants and Advisory Warrants (as hereinafter defined) pursuant to the terms of this Agreement are exempt from the registration requirements of the Act and the rules and regulations promulgated thereunder (the "Regulations"). The Company is not disqualified from the exemption under Regulation D by virtue of the disqualifications contained in Rule 505(b)(2)(iii) or Rule 507 promulgated thereunder. There exists no fact or set of facts which may cause the Offering to be integrated with any other offering of the Company's securities nor which would cause this Offering to lose its exemption under Regulation D.

		(p)	Registration Rights.  Except as set forth on
Schedule A attached hereto, in the Term Sheet (excluding any supplement not approved by the Placement Agent) or in Article V of the Subscription Agreement, no person has any right to cause the Company to effect the registration under the Act of any securities of the Company.

		(q)	Brokers.  Neither the Company nor any of its
officers, directors, employees or stockholders has employed any broker or finder in connection with the transactions contemplated by this Agreement other than the Placement Agent.

		(r)	Title to Units. When certificates representing the
Common Stock shall have been duly delivered to the Purchasers and payment shall have been made for the Units (including the Units issuable upon exercise of the Placement Warrants and the Advisory
Warrants) the several Purchasers will have good and valid title to the Common Stock, free and clear of all liens, encumbrances and adverse claims except for those claims arising out of the acts of the Purchasers themselves, whatsoever (except as arising from applicable Federal and state securities laws), and the Company shall have paid all taxes, if any, in respect of the original issuance thereof. When certificates representing the Placement Warrants and the Advisory Warrants shall have been duly delivered to the Placement Agent, the Placement Agent or any of its respective designees shall have good and valid title to the Placement Warrants and Advisory Warrants, and upon exercise of such Placement Warrants and Advisory Warrants, will have good and valid title to the Common Stock issuable upon such exercise, free and clear of all liens, encumbrances and claims except for those claims rising out of the acts of the Placement Agent and any of its respective designees themselves, including without limitation, adverse claims, whatsoever (except as arising from applicable Federal and state securities laws), and the Company shall have paid all taxes, if any, in respect of the original issuance thereof.

		(s)	Accuracy of Reports.  All material reports
required to be filed by the Corporation within the two (2) years prior to the date of this Agreement under the Securities Exchange Act of 1934 , as amended (the "Exchange Act"), have been duly filed with the SEC, complied at the time of filing in all material respects with the requirements of their respective forms and, except to the extent updated or superseded by the Term Sheet or any subsequently filed report, were complete and correct in all material respects as of the dates at which the information was furnished, and contained (as of such dates) no untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading.


	3.	Representations and Warranties of Placement Agent.  The
Placement Agent represents and warrants as follows:

		(a)	The Placement Agent is duly organized, validly
existing and in good standing as a corporation under the laws of the State of New York with full and adequate power and authority to enter into and perform this Agreement.

		(b)	In offering the Units, the Placement Agent shall
deliver (or direct the Company to deliver) to each prospective purchaser, prior to the Company's acceptance of any subscription from such prospective purchaser, the appropriate Offering
Documents. The Placement Agent will not engage in a general solicitation or employ general advertising in connection with the Offering.

		(c)	The Placement Agent shall use its reasonable
efforts to conduct the Offering in material compliance with applicable federal and state securities laws so as to preserve the exemption provided in Section 4(2) of the Act and any applicable rules or regulations promulgated thereunder or under such state securities laws. The Placement Agent shall use reasonable efforts to make offers only to persons who the Placement Agent has reasonable grounds to believe are "accredited investors" (as defined in Regulation D under the Act). The final acceptance of any subscription shall be made only after the Company has reviewed the Subscription Agreement and agreed to such final acceptance and determination as to the status of such subscriber which such acceptance and determination shall remain solely the responsibility of the Company.

		(d)	The Placement Agent is, and at each closing will
be, (i) a securities broker-dealer registered with the SEC and any jurisdiction where broker-dealer registration is required in order for the Company to sell the Units in such jurisdiction and
(ii) a member in good standing of the NASD.


	4.	Closing; Placement and Fees.

		(a)	Closing.  Provided that the Placement Agent has
received subscriptions for the Minimum Offering amount, the Placement Agent may conduct, in its sole discretion, closings
(the date of each a "Closing Date") at the offices of the Placement Agent, located at 787 Seventh Avenue, New York, New
York, until the Final Closing Date. On each Closing Date, payment for the Units issued and sold by the Company shall be made to the Company in immediately available funds against delivery of certificates evidencing the Common Stock comprising such Units.

		(b)	Conditions to Placement Agent's Obligations.  The
obligations of the Placement Agent hereunder are subject to the accuracy of the representations and warranties of the Company herein contained as of the date hereof and as of each Closing
Date, to the performance by the Company of its obligations hereunder and to the following additional conditions:

			(i)	Due Qualification or Exemption.  (A) The
Offering contemplated by this Agreement shall become qualified or be exempt from qualification under the securities laws of the several states pursuant to paragraph 4(c) below not later than the Closing Date, subject to any filings to be made thereafter, and (B) at the applicable Closing Date no stop order suspending the sale of the Units shall have been issued, and no proceeding for that purpose shall have been initiated or threatened;

			(ii)	No Material Misstatements.  Neither the Blue
Sky qualification materials, the Offering Documents, nor any attachment or supplement thereto, will contain an untrue statement of a fact, which in the opinion of the Placement Agent, is material, or omit to state a fact, which, in the opinion of the Placement Agent, is material and is required to be stated therein, or is, in the opinion of the Placement Agent, necessary to make the statements therein, in light of the circumstances under which they were made, not misleading;

			(iii)	Compliance with Agreements.  The Company
shall have complied with all agreements and satisfied all conditions on its part to be performed or satisfied hereunder and under the Subscription Agreements at or prior to each Closing;

			(iv)	Corporate Action.  The Company shall have
taken all corporate action necessary in order to permit the valid execution, delivery and performance of the Offering Documents by the Company, including, without limitation, obtaining the approval of the Company's board of directors, for the execution and delivery of the Offering Documents, the performance by the Company of its obligations hereunder and the Offering contemplated hereby;

			(v)	Opinion of Counsel to the Company.  The
Placement Agent shall receive the opinion of counsel to the Company (stating that each of the Purchasers may rely thereon as though addressed directly to such Purchaser), dated as of each Closing Date, substantially to the effect that:

				(A)	the Company is duly incorporated and is
validly existing and in good standing under the laws of the State of Delaware, has all requisite corporate power and authority necessary to own or hold its properties and conduct its business as described in the Term Sheet and is duly qualified or licensed to do business as a foreign corporation and is in good standing in the States of North Dakota and Illinois and is duly qualified in each other jurisdiction in which the nature of the business conducted, or as proposed to be conducted in the Term Sheet, by it or the properties owned, leased or operated by it, makes such qualification or licensing necessary and where the failure to be so qualified or licensed would have a material adverse effect upon the business, financial condition or prospects of the Company. To such counsel's best knowledge and except as disclosed in the term sheet, the Company has no subsidiaries and the Company does not own, directly or indirectly, any capital stock or other equity ownership or proprietary interests in any other corporation, association, trust, partnership, joint venture or other entity;

				(B)	the execution, delivery and performance
of each of the Offering Documents to which the Company is a signatory, and the issuance of (I) the Units, the Common Stock included in the Units, the Placement Warrants and Advisory
Warrants (II)  the Units issuable upon exercise of the Placement
Warrants and the Advisory Warrants and (III) the Common Stock included in the Units issuable upon exercise of the Placement
Warrants and Advisory Warrants, have been duly authorized by all necessary corporate action on the part of the Company. Each of the Offering Documents to which the Company is a signatory has been duly executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company enforceable in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance, receivership or other laws of general application relating to or affecting generally the enforcement of creditors' rights and the application of equitable principles in any action, legal or equitable, and except as rights to indemnity or contribution may be limited by applicable law;

				(C)	assuming (x) the accuracy of the
information provided by the Subscribers in the Subscription
Documents and (y) the timely filing with the SEC and any applicable state securities authority of a Form D and amendments thereto containing accurate and complete information, the issuance and sale of the Units is exempt from registration under the Act and Rule 506 of Regulation D promulgated thereunder and is not subject to integration with any other offering of the Company's securities;

				(D)	neither the execution and delivery of
the Offering Documents nor compliance with the terms hereof or thereof, nor the consummation of the transactions herein or therein contemplated, has, nor will, conflict with, result in a breach of, or constitute a default under the Certificate of Incorporation, as amended, or the By-laws of the Company, or any material contract, instrument or document known to such counsel to which the Company is a party, or by which it or any of its properties is bound or, to the best knowledge of such counsel after due inquiry, violate any applicable order or decree of any governmental agency or court having jurisdiction over the Company or any of its properties or business;

				(E)	except as disclosed in the Term Sheet,
to such counsel's knowledge, there are no claims, actions, suits, investigations or proceedings before or by any arbitrator, court, governmental authority or instrumentality pending or threatened against the Company which could, if adversely determined, materially and adversely affect the business, properties or financial condition of the Company, the transactions or other acts contemplated by the Offering Documents or the validity or enforceability of the Offering Documents. Except as disclosed in the Term Sheet, to such counsel's knowledge, the Company is not a party or subject to the provisions of any order, writ, injunction, judgment or decree of any court or government agency or instrumentality naming the Company;

				(F)	upon the issuance of the Units
(including the Units issuable upon exercise of the Placement
Warrants and the Advisory Warrants, the Common Stock (including the shares of Common Stock included in the Units issuable upon exercise of the Placement Warrants and the Advisory Warrants), the Placement Warrants and the Advisory Warrants, each of the purchasers or the Placement Agent and its designees, as the case may be, shall acquire such securities, free and clear of all pledges, liens, claims, encumbrances, preemptive rights, rights of first offer or right of first refusal and restrictions known to such counsel after due inquiry, and imposed by or through the Company, except for the transfer restrictions set forth in the Subscription Agreements and any action taken to encumber such securities by the holders thereof;

				(G)	the Common Stock when issued in
accordance with the terms of the Subscription Agreement for the consideration expressed therein will have been duly authorized, fully paid, validly issued and nonassessable. The Placement
Warrants and Advisory Warrants when issued in accordance with the terms of this Agreement and/or the Subscription Agreement, as applicable, for the consideration expressed therein, will have been validly issued and will constitute legal, valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application relating or affecting generally the enforcement of creditors' rights and the application of equitable principles in any action, legal or equitable. The Units to be issued as of the date of such opinion, when issued in accordance with the terms of this Agreement and the Subscription Agreement for the consideration expressed therein, will have been validly issued and the Common Stock comprising such Units will be fully paid and nonassessable. The Common Stock included in the Units issuable upon exercise of the Placement Warrants and the Advisory Warrants have been duly authorized and reserved for issuance and, when issued in accordance with the terms thereof for the consideration expressed therein, will have been duly issued; such Common Stock will be fully paid and nonassessable and will constitute legal, valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application relating or affecting generally the enforcement of creditors' rights and the application of equitable principles in any action, legal or equitable.

				(H)	 the Company's By-laws and/or
Certificate of Incorporation, as amended, as in effect as of the date of such opinion, contain provisions indemnifying all directors against liability and absolving all directors from liability to the Company and its stockholders to the maximum extent permitted under the laws of the State of Delaware.

				Such counsel shall state, in opining on any
matter stated to be subject to the knowledge of such counsel, that such counsel has made appropriate inquiries of officers of the Company with respect to the subject matter of such opinion and has reviewed all documents the existence of which is disclosed by such inquiries or of which such counsel otherwise is aware of as a result of its representation of the Company.

				In addition, such counsel shall state that in
the course of the preparation of the Offering Documents, which involved, among other things, discussions and inquiries concerning the various legal matters and the review of certain corporate records, documents and proceedings, counsel participated in conferences with certain officers and other representatives of the Company and the Placement Agent during which the contents of the Offering Documents and related matters were discussed. Such counsel shall advise the Placement Agent in the form of an opinion of counsel that such counsel has no reason to believe that, as of each Closing Date, the Term Sheet or any document incorporated by reference therein contained any untrue statement of a material fact relating to the Company or omitted to state a material fact relating to the Company required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made.

			(vi)	Opinion of Patent Counsel.  If requested by
the Placement Agent, the Placement Agent shall receive the opinion of patent counsel to the Company (which counsel shall be satisfactory to the Placement Agent), dated the Closing Date in the form and substance satisfactory to counsel for the Placement
Agent;

			(vii)	Comfort Letter.  The Company shall cause
the Company's independent public accountants to address and deliver to the Company and the Placement Agent a letter or letters (which letters are frequently referred to as "Comfort
Letters") dated as of each Closing Date and the effective date of the registration statement required to be filed in connection with the Subscription Agreements;

			(viii)	Officer's Certificate.  The Placement
Agent shall receive an Officer's Certificate substantially in the form of Exhibit A hereto and a Secretary's Certificate substantially in the form of Exhibit B hereto, signed by the appropriate parties and dated as of each Closing Date. These certificates shall state, among other things, that the representations and warranties contained in Section 2 hereof are true and accurate in all material respects at such Closing Date with the same effect as though expressly made at such Closing
Date;

			(ix)	Escrow Agreement.  The Placement Agent shall
receive a copy of a duly executed Escrow Agreement with Fleet
Bank, N.A. dated March 14, 1997; and

			(x)	Transmittal Letters.  The Placement Agent
shall receive copies of all letters from the Company to the investors transmitting the Common Stock and shall receive a letter from the Company confirming transmittal of the securities to the investors.

		(c)	Blue Sky.  A summary blue sky survey, at the sole
cost of the Company (including, without limitation, the legal fees and disbursements in connection therewith), shall be prepared by counsel to the Placement Agent stating the extent to which and the conditions upon which offers and sales of the Units may be made in certain jurisdictions. It is understood that such survey may be based on or rely upon (i) the representations of each Subscriber set forth in the Subscription Agreement delivered by such Subscriber, (ii) the representations, warranties and agreements of the Company set forth in Section 2 of this Agreement, (iii) the representations and warranties of the Placement Agent, and (iv) the representations of the Company set forth in the certificate to be delivered at each Closing pursuant to paragraph (viii) of Section 4(b).

		(d)	Placement Fees and Expenses.  (i)  Simultaneously
with payment for, and delivery of, the Units at each Closing as provided in paragraph 4(a) above, the Company shall at such Closing pay to the Placement Agent (i) a commission (the "Cash
Commission") equal to nine percent (9%) of the aggregate purchase price of the Units sold and (ii) a non-accountable expense allowance (the "Expense Allowance") equal to four percent (4%) of the aggregate purchase price of the Units sold. The Company shall also pay all expenses in connection with the qualification of the Units under the securities or Blue Sky laws of the states which the Placement Agent shall designate. In addition, upon each Closing of the sale of the Units being offered, the Company will sell to the Placement Agent and/or its designees warrants
(the "Placement Warrants") to acquire a number of newly issued
Units equal to ten percent (10%) of the Units issued in the Offering, for $.001 per warrant, exercisable for a period of five
(5) years commencing six (6) months after the Final Closing Date at an exercise price equal to one hundred ten percent (110%) of the initial offering price of the Units. The Company shall register the Common Stock underlying the Placement Warrants and the Advisory Warrants for resale under the Act on the Shelf
Registration Statement.  The securities underlying the Placement
Warrants and the Advisory Warrants shall not be subject to redemption by the Company nor shall they be callable or mandatorily convertible by the Company. The Placement Warrants shall not be transferred, sold, assigned or hypothecated for a period of (6) six months; provided, however, that the Placement Agent may assign in whole or in part during such period to any NASD member participating in the Offering, any officer or employee of the Placement Agent, or any such NASD member. The Placement Warrants shall contain a cashless exercise feature and antidilution provisions and the right to have the Common Stock issuable upon exercise of the Placement Warrants and the Advisory Warrants included on the Shelf Registration Statement.

			(ii)	The Company shall pay to the Placement Agent
with respect to any investment by any investors introduced to the Company by the Placement Agent ("Covered Investors") for any purchase of securities by such Covered Investor from the Company during the twelve (12) months following the Final Closing Date of the Offering: (A) a cash commission equal to nine percent (9%) of the aggregate amount of any such investment; (B) a non-accountable expense allowance equal to four percent (4%); and (C) warrants to acquire a number of securities of even class with the securities purchased by any such Covered Investor equal to ten percent (10%) of the number of securities purchased by such Covered Investor.

		(e)	No Adverse Changes.  There shall not have
occurred, at any time prior to each Closing (i) any domestic or international event, act or other similar occurrence which has disrupted, or in the Placement Agent's determination, will materially disrupt, the securities markets; (ii) a general suspension of, or a general limitation on prices for, trading in securities on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market, the NASDAQ Smallcap Market, or on the OTC Bulletin Board; (iii) any outbreak of major hostilities or other national or international calamity not having a material effect on the performance of this Agreement;
(iv) any banking moratorium declared by a state or federal authority; (v) any moratorium declared in foreign exchange trading by major international banks or other persons; (vi) any material interruption in the mail service or other means of communication within the United States; (vii) any materially adverse change in the business, properties, assets, results of operations, prospects or financial condition of the Company; or
(viii) any change in the market for securities in general or in political, financial, or economic conditions which, in the Placement Agent's reasonable judgment, makes it inadvisable to proceed with the offering, sale, and delivery of the Units.


	5.	Covenants of the Company.

		(a)	Use of Proceeds.  The net proceeds of the Offering
shall be used by the Company substantially as set forth in the Term Sheet. The Company shall not use any proceeds from the Bridge Loan or the Offering to repay any indebtedness (other than capital lease obligations) of the Company, including but not limited to any indebtedness to current executive officers or principal stockholders of the Company, but excluding accounts payable to non-affiliates incurred in the ordinary course of business.

		(b)	Expenses of Offering.  The Company shall be
responsible for and shall bear all expenses incurred in connection with the proposed Offering, including but not limited to, the costs of preparing and duplicating the Term Sheet and all exhibits thereto; the costs of preparing, printing and filing with the SEC the Shelf Registration Statement and amendments, post-effective amendments and supplements thereto; preparing, duplicating and delivering exhibits thereto and copies of the preliminary, final and supplemental prospectus; preparing, duplicating and delivering (including by facsimile) all selling documents, including but not limited to the Term Sheet, the Placement Agency Agreement, Subscription Agreements, blue sky memorandum and stock certificates; blue sky fees, filing fees and legal fees and disbursements of the Placement Agent's counsel in connection with blue sky matters; fees and disbursements of the transfer; the cost of a total of two (2) sets of bound closing volumes for the Placement Agent and its counsel; and the cost of three (3) tombstone advertisements, at least one of which shall appear in a national business newspaper and one of which shall appear in a major New York newspaper (or, at the option of the Placement Agent, forty (40) lucite deal mementos) (collectively, the "Company Expenses"). The Company agrees to use a printer designated by the Placement Agent and which is reasonably acceptable to the Company. The Company shall pay to the Placement Agent a non-accountable expense allowance equal to four percent (4%) of the total proceeds of the Offering, of which twenty thousand dollars ($20,000) shall have been paid upon execution of the Letter of Intent between the Company and the Placement Agent dated March 4, 1997 and twenty thousand dollars ($20,000) of which shall be due and payable upon the date the Term Sheet is completed, to cover the cost of the Placement
Agent's mailing, telephone, telecopy, travel, due diligence meetings and other similar expenses including legal fees of the Placement Agent's counsel (other than legal fees in connection with blue sky matters as to which fees the Company shall be responsible and any items designated above as Company Expenses). Such prepaid expense allowances shall be non-refundable. If the proposed Offering is not completed because the Company prevents it or because of a breach by the Company of any covenants, representations or warranties contained herein, the Company shall pay to the Placement Agent a fee of one hundred thousand dollars ($100,000) (the "Break-up Fee") (in addition to the Company Expenses for which the Company shall in all events remain liable). The Company shall have the right, however, to terminate this Agreement at any time prior to the Closing and its obligations and liabilities to the Placement Agent shall thereupon be limited to the payment of the Break-up Fee and the Company Expenses and other expenses as set forth in this paragraph. In addition, If the proposed financing is not completed for any reason, then the Company shall be responsible for and shall reimburse the Placement Agent for all reasonable costs incurred in connection with the preparation of the Offering Documents (including, without limitation, attorney's fees, expenses and disbursements).

		(c)	Notification.  The Company shall notify the
Placement Agent immediately, and in writing, (i) when any event shall have occurred during the period commencing on the date hereof and ending on the Final Closing Date as a result of which the Offering Documents would include any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances under which they were made, and (ii) of the receipt of any notification with respect to the modification, rescission, withdrawal or suspension of the qualification or registration of the Units, or of any exemption from such registration or qualification, in any jurisdiction.
The Company will use its best efforts to prevent the issuance of any such modification, rescission, withdrawal or suspension and, if any such modification, rescission, withdrawal or suspension is issued and the Placement Agent so requests, to obtain the lifting thereof as promptly as possible.

		(d)	Blue Sky.  The Company shall use its best efforts
to qualify the Units for offering and sale under exemptions from qualification or registration requirements under the securities or "blue sky" laws of such jurisdictions as the Placement Agent may reasonably request; provided however, that the Company will not be obligated to qualify as a dealer in securities in any jurisdiction in which it is not so qualified. The Company will not consummate any sale of Units in any jurisdiction in which it is not so qualified or in any manner in which such sale may not be lawfully made.

		(e)	Registration Statement Filing.  The Company shall,
as soon as practicable, but not later than thirty days (30) days after the Final Closing Date, (i) file a shelf registration statement (the "Shelf Registration Statement") with respect to the resale of (A) the Common Stock underlying the Units
(including the Common Stock underlying the Units issuable upon exercise of the Placement Warrants and Advisory Warrants) and (B) shares of Common Stock issuable upon any Article VI Issuances (as defined in the Subscription Agreement) (together, the "Registrable Capital Stock") with the SEC and use its best efforts to have such Shelf Registration Statement declared effective by the SEC prior to the date which is seventy-five (75) days after the Final Closing Date (subject to penalties for failure to effect such registration in the time frames required) and (ii) cause such Shelf Registration Statement to remain effective until such date as the holders of the securities have completed the distribution described in the Shelf Registration
Statement or at such time that such shares are no longer, by reason of Rule 144(k) under the Act, required to be registered for the sale thereof by such holders. If requested by the Placement Agent, and in accordance with applicable securities laws, the Shelf Registration Statement shall cover the direct sale of such Registrable Capital Stock to the holders of such securities. The Registrable Capital Stock may be subject to a staggered "lock-up" as may be deemed advisable by the Placement
Agent.

		(f)	Form D Filing.  The Company shall file five (5)
copies of a Notice of Sales of Securities on Form D with the SEC no later than fifteen (15) days after the first Closing Date.
The Company shall file promptly such amendments to such Notices on Form D as shall become necessary and shall also comply with any filing requirement imposed by the laws of any state or jurisdiction in which offers and sales are made. The Company shall furnish the Placement Agent with copies of all such filings.

		(g)	Press Releases, Etc.  Except as otherwise required
by applicable law, the Company shall not, during the period commencing on the date hereof and ending thirty (30) days after the Final Closing Date, issue any press release or other communication, or hold any press conference with respect to the Company, its financial condition, results of operations, business, properties, assets, or liabilities, or the Offering, without the prior written consent of the Placement Agent. Upon the request of the Placement Agent, the Company shall make a Rule
135(c) (under the Act) announcement prior to the commencement of the Offering.

		(h)	Public Documents.  Following the Final Closing
Date of the Offering, and for a period of five (5) years thereafter, the Company will furnish to the Placement Agent: (i) as soon as practicable (but in the case of the annual report of the Company to its stockholders, within one hundred twenty (120)
days after the end of each fiscal year of the Company) one (1) copy of: (A) its annual report to its stockholders (which annual report shall contain financial statements audited in accordance with generally accepted accounting principles in the United
States of America by a firm of certified public accountants of recognized standing), (B) if not included in substance in its annual report to stockholders, its annual report on Form 10-K,
(C) each of its quarterly reports to its stockholders, and if not included in substance in its quarterly reports to stockholders, its quarterly report on Form 10-Q, (D) each of its current reports on Form 8-K, and (E) a copy of the full Shelf
Registration Statement, (the foregoing, in each case, excluding exhibits); and (ii) upon reasonable request, all exhibits excluded by the parenthetical to the immediately preceding clause 5(h)(i)(E) and all other information that is generally available to the public. In addition, the Company upon reasonable request will meet with the Placement Agent or its representatives to discuss all information relevant for disclosure in any Shelf Registration Statement covering shares purchased by purchasers from the Company and offered by them for resale and will cooperate in any reasonable investigation undertaken by the Placement Agent for the purpose of confirming the accuracy of the Shelf Registration Statement, including the production of information at the Company's offices.

		(i)	Restrictions on Securities.  During the eighteen
(18) months following the Final Closing Date, the Company shall not, without the prior written consent of the Placement Agent, offer or sell any of its securities in reliance on Regulation S of the Act. During the 18-month period following the date hereof, the Placement Agent shall have the right of first refusal to act as placement agent for the offering of any securities of the Company other than through employee benefit plans. Except as otherwise contemplated hereby, during the thirty six (36) month period following the completion of the Offering, the Company will not extend the expiration date or lower the exercise or the conversion price of any options, warrants, convertible securities or other security purchase rights without the prior written consent of the Placement Agent.

		(j)	Listing.  The Company will take all action
necessary to promptly file an Application for Listing of Additional Shares with the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market, the NASDAQ Smallcap Market, or the OTC Electronic Bulletin Board, if necessary and/or take any other necessary action to enable the Common Stock (including the Common Stock issuable upon exercise of the Placement Warrants and the Advisory Warrants) to trade on any of the foregoing markets.

		(k)	Financial Advisory Agreement.  Upon the Final
Closing Date, the Company and the Placement Agent will enter into an engagement agreement (the "Financial Advisory Agreement") whereby the Placement Agent will act as the Company's financial advisor. Such engagement will provide that the Placement Agent
(i) receive a retainer commencing upon the Final Closing Date, in an amount equal to four thousand dollars ($4,000) per month
(minimum engagement of twenty four (24) months), (ii) out-of-pocket expenses and (iii) standard cash and equity success fees in the event that the Placement Agent or any of its affiliates assists the Company in connection with financings, business combinations, technology acquisitions and/or strategic transactions. In addition, upon the execution of the Financial Advisory Agreement, the Company will sell to the Placement Agent and/or its designees, for $.001 per warrant, warrants (the
"Advisory Warrants") to acquire a number of newly issued Units equal to fifteen percent (15%) of the Units issued in the Offering, exercisable for a period of five (5) years commencing six (6) months after the Final Closing Date at an exercise price equal to 110% of the initial offering price of the Units. The Company shall register the securities underlying the Advisory Warrants for resale under the Act on the Shelf Registration Statement. The securities underlying the Advisory Warrants will not be subject to mandatory conversion or redemption by the Company nor will they be callable by the Company. The Advisory Warrants shall contain a cashless exercise feature and antidilution provisions.

		(l)	No Offerings.  Pending completion or termination
of the Offering in accordance with the terms of this Agreement, the Company agrees that it shall not enter into an agreement
(whether binding or not) with any other person or entity relating to a possible public or private offering or placement of its securities (other than in connection with a corporate partnership, strategic alliance or government funding) or any other transaction which would prevent the consummation of the Offering.

		(m)	Lock-Up Agreement.  As requested by the Placement
Agent, the Company shall obtain from its executive officers and Directors of the Company and holders of five percent (5%) or more of the Company's securities an agreement that, for a period of twenty-four (24) months from the Final Closing of the Offering, they will not sell, assign or transfer any of their shares of the Company's securities without the Placement Agent's prior written consent. Notwithstanding the foregoing, such "lock-up" shall not apply to intra family, estate planning and similar transfers and transfers without consideration, or transfers pursuant to a merger, tender offer or similar transaction.

		(n)	No Statements.  The Company shall not use the name
of the Placement Agent or any officer, director, employee or shareholder thereof without the express written consent of the Placement Agent and such person.

		(o)	Directors and Observers.

			(i) For a period of three (3) years after the Initial Closing Date, the Placement Agent shall be entitled to propose up to three (3) persons for nomination as voting directors ("Directors") of the Company. In no event shall the Board of Directors exceed six (6) members during the three (3) year period following the Final Closing Date without the Placement Agent's consent. If necessary, the Directors of the Company will elect each such person to the Board of Directors of the Company (A) on the Initial Closing Date, by causing an existing Director of the Company to resign and (B) thereafter, by creating a new position on the Board of Directors promptly following such person's nomination by the Placement Agent and shall nominate each such person for election in connection with any stockholder vote for Directors, and the Company will use its best efforts to ensure that the stockholders of the Company agree to vote all their securities in favor of each such person's election. The Company agrees to vote all voting securities for which the Company holds proxies granting it voting discretion, or which the Company is otherwise entitled to vote, in favor of, and to use its best efforts in all respect to cause, the election of each such individual proposed by the Placement Agent. In the event that a vacancy is created on the Board of Directors at any time by the death, disability, resignation or removal (with or without cause) of any such individual proposed and nominated by the Placement Agent pursuant to this Agreement, the Company shall, and shall use its best efforts to ensure that the stockholders of the Company, vote all its or their voting securities to elect each individual proposed by the Placement
Agent and nominated for election by the Placement Agent to fill such vacancy and serve as a voting Director.

			(ii) At the Placement Agent's option, in addition to or in lieu of proposing for nomination and election of one or both of the Directors of the Company to be proposed by the Placement Agent as set forth in Section 5(o)(i), the Placement
Agent may, for a period of three (3) years after the Initial
Closing Date, designate a nonvoting observer or observers who shall be entitled to attend all meetings of the Board of Directors and any of its committees and who shall be (A) provided reasonable prior notice of all meetings of the Board of Directors and any of its committees, (B) provided reasonable prior notice of any action that the Board of Directors or any of its committees may take by written consent, (C) promptly delivered copies of all minutes and other records of action by, and all written information furnished to, the Board of Directors or any of its committees, and (D) promptly furnished any other information requested by such observer or observers which a member of the Board of Directors would be entitled to request to discharge his or her duties. Such observers shall be entitled to the same rights to reimbursement for the expense of attendance at meetings as any outside Director.

			(iii) If the Placement Agent gives notice to the Company that the Placement Agent desires to remove a Director proposed by the Placement Agent pursuant to this Agreement, the Company shall, and shall use its best effort to ensure that the stockholders of the Company shall, vote all its or their voting securities in favor of removing such Director if a vote of holders of such securities shall be required to remove the Director, and the Company agrees to take any action necessary to facilitate such removal.

			(iv) Each Director nominated by the Placement Agent shall be entitled to the same type of compensation, and an amount of compensation at least equal to the highest amount, payable to any other Director for serving in such capacity.

			(v) Not later than three (3) business days after the Initial Closing Date, the Company shall have (A) caused the appointment of the initial Directors nominated by the Placement
Agent to its Board of Directors in accordance with the provisions of this Section 5(o), to the extent such individuals have been identified in writing to the Company by such time, and (B) taken such action as shall be necessary to cause the Board of Directors to be composed of, and limited to, five members. The Company will use its best efforts to ensure continuing compliance with the terms of Clause (B) of the preceding sentence for a period of three (3) years following the Final Closing Date.

		(p)	Board of Directors.

			(i) The Company shall promptly reimburse each Director or observer of the Company designated by the Placement
Agent who is not an employee of the Company for all of his reasonable expenses incurred in attending each meeting of the Board of Directors of the Company or any committee thereof.

			(ii) The Company shall at all times maintain provisions in its By-laws and/or Certificate of Incorporation indemnifying all directors against liability and absolving all directors from liability to the Company and its stockholders to the maximum extent permitted under the laws of the State of Delaware.

			(iii) The By-laws of the Company shall always contain provisions consistent with the provisions of this Section
5(p) except to the extent this Section 5(p) deals with the possible observers.

		(q)	Placement Agent Approval Rights.	So long as at
least 50% of the shares of Common Stock included in the Units
(including those issuable upon exercise of the Placement Warrants and the Advisory Warrants) remain outstanding and subject to
Article VI Rights or are required to be issued pursuant to any
Article VI Rights, the Company shall not do any of the following without the Placement Agent's prior approval: (i) issue or increase the authorized amount, alter any of the terms of any securities of the Company senior to, or on parity with, the Common Stock with respect to voting, liquidation or dividends,
(ii) alter the Company's charter documents in any manner that would adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the Common Stock or of the Article VI Rights relating to the Common Stock included in the Units, (iii) incur indebtedness in excess of $1,000,000,
(iv) incorporate or acquire any subsidiaries and (v) enter into any transactions with affiliates of the Company.

	6.	Indemnification.

		(a)	The Company agrees to indemnify and hold harmless
the Placement Agent and each Selected Dealer, if any, and their respective partners, affiliates, shareholders, directors, officers, agents, advisors, representatives, employees, counsel and controlling persons within the meaning of the Act (a
"Paramount Indemnified Party") from and against any and all losses, liabilities, claims, damages and expenses whatsoever (and all actions in respect thereof), and to reimburse the Paramount
Indemnified Party for legal fees and related expenses as incurred
(including, but not limited to the costs of giving testimony or furnishing documents in response to a subpoena or otherwise, the costs of investigating, preparing, pursuing or defending any such action or claim whether or not pending or threatened, whether or not resulting in any liability, and whether or not the Placement
Agent or any Paramount Indemnified Party is a party thereto), insofar as such losses, liabilities, claims, damages or expenses arise out of, relate to, whether or not resulting in any liability, are in incurred in connection with or are in any way a result of (i) the engagement of the Placement Agent pursuant to this Agreement and in connection with the transactions contemplated by this Agreement and the other Offering Documents
(the "Engagement"), including any modifications or future additions to such engagement and related activities prior to the date hereof, (ii) any act by the Placement Agent or any Paramount
Indemnified Party taken in connection with the Engagement, (iii) a breach of any representation, warranty, covenant, or agreement of the Company contained in this Agreement, (iv) the employment by the Company of any device, scheme or artifice to defraud, or the engaging by the Company in any act, practice or course of business which operates or would operate as a fraud or deceit, or any conspiracy with respect thereto, in connection with the sale of the Units, or (v) any untrue statement or alleged untrue statement of a material fact contained in the Offering Documents or the omission or alleged omission therefrom of a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, provided, however, that the Company will not be liable in any such case if and to the extent that any such loss, claim, damage, liability or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished by any such Paramount Indemnified Party in writing specifically for use in the Offering Documents;

		(b)	The Company agrees to indemnify and hold harmless
a Paramount Indemnified Party to the same extent as the foregoing indemnity, and subject to the limitations set forth therein, against any and all loss, liability, claim, damage and expense whatsoever directly arising out of the exercise by any person of any right under the Act or the Exchange Act or the securities or Blue Sky laws of any state on account of violations of the representations, warranties or agreements set forth in Section 2 hereof.

		(c)	The Placement Agent agrees to indemnify and hold
harmless the Company, the Company's directors, officers, employees, counsel, advisors, representatives and agents and controlling persons within the meaning of the Act (a "Company
Indemnified Party") and each and all of them, to the same extent as set forth in Section 6(a)(v) of the foregoing indemnity from the Company to the Placement Agent, but only with reference to information, relating to the Placement Agent, furnished in writing to the Company by the Placement Agent specifically for inclusion in the Offering Documents and only to the extent that any losses, claims, damages, and liabilities in respect of which indemnification is claimed are finally judicially determined to have resulted primarily and directly from the bad faith or gross negligence of the Placement Agent.

		(d)	Promptly after receipt by a person entitled to
indemnification pursuant to subsection (a), (b), or (c) (an "indemnified party") of this Section of notice of the commencement of any action, the indemnified party will, if a claim in respect thereof is to be made against a person granting indemnification (an "indemnifying party") under this Section, notify in writing the indemnifying party of the commencement thereof; but the omission so to notify the indemnifying party will not relieve it from any liability which it may have to the indemnified party otherwise than under this Section. In case any such action is brought against an indemnified party, and it notifies the indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, subject to the provisions herein stated, with counsel reasonably satisfactory to the indemnified party, and after notice from the indemnifying party to the indemnified party of its election so to assume the defense thereof, the indemnifying party will not be liable to the indemnified party for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation.
The indemnified party shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall not be at the expense of the indemnifying party if the indemnifying party has assumed the defense of the action with counsel reasonably satisfactory to the indemnified party; provided that the fees and expenses of such counsel shall be at the expense of the indemnifying party if (i) the employment of such counsel has been specifically authorized in writing by the indemnifying party or (ii) the named parties to any such action (including any impleaded parties) include both the indemnified party or parties and the indemnifying party and, in the judgment of the indemnified party, it is advisable for the indemnified party or parties to be represented by separate counsel in which case the indemnifying party shall not have the right to assume the defense of such action on behalf of the indemnified party or parties, it being understood, however, that the indemnifying party shall not, in connection with any one such action or separate but substantially similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of more than one separate firm of attorneys for the indemnified party or parties
(plus local counsel). No settlement, compromise, consent to entry of judgment or other termination of any action
(collectively, "Terminations") in respect of which a Paramount Indemnified Party may seek indemnification hereunder (whether or not any Paramount Indemnified Party is a party thereto) shall be made without the prior written consent of the Paramount
Indemnified Party, which such consent may be withheld at the sole discretion of such Paramount Indemnified Party, provided, however, that the foregoing requirement of prior written consent for Terminations shall not apply to the Placement Agent who may agree to such Terminations on behalf of a Paramount Indemnified
Party without the prior written consent of any Paramount
Indemnified Party.

		(e)	Notwithstanding any of the provisions of this
Agreement, the aggregate indemnification or contribution of the Placement Agent for or on account of any losses, claims, damages, liabilities or actions under this Section 6, Section 7 or any other applicable section of this Agreement, shall not exceed the Cash Commissions actually paid to the Placement Agent. The respective indemnity and contribution agreements by the Company and the Placement Agent contained in subsections (a), (b), (c) and (d) of this Section 6 and Section 7, and the covenants, representations and warranties of the Company and the Placement
Agent set forth in Sections 1, 2, 3, 4 and 5 shall remain operative and in full force and effect regardless of (i) any investigation made by the Placement Agent, on the Placement
Agent's behalf or by or on behalf of any person who controls the Placement Agent, the Company or any controlling person of the Company or any director or officer of the Company, (ii) acceptance of any of the Units and payment therefor or (iii) any termination of this Agreement, and shall survive the delivery of the Units, and any successor of the Placement Agent or of the Company or of any person who controls the Placement Agent or the Company, as the case may be, shall be entitled to the benefit of such respective indemnity and contribution agreements. The respective indemnity and contribution agreements by the Company and the Placement Agent contained in subsections (a), (b) and (c) of this Section 6 and Section 7 shall be in addition to any liability which the Company and the Placement Agent may otherwise have.

	7.	Contribution.

		(a)	To provide for just and equitable contribution, if
(i) an indemnified party makes a claim for indemnification pursuant to Section 6 but it is found in a final judicial determination, by a court of competent jurisdiction, not subject to further appeal, that such indemnification may not be enforced in such case, even though this Agreement expressly provides for indemnification in such case, or (ii) any indemnified or indemnifying party seeks contribution under the Act, the Exchange
Act, or otherwise, then the Company (including for this purpose any contribution made by or on behalf of any officer, director, employee or agent for the Company, or any controlling person of the Company), on the one hand, and the Placement Agent and any Selected Dealers (including for this purpose any contribution by or on behalf of an indemnified party), on the other hand, shall contribute to the losses, liabilities, claims, damages, and expenses whatsoever to which any of them may be subject, in such proportions as are appropriate to reflect the relative benefits received by the Company, on the one hand, and the Placement Agent and the Selected Dealers, on the other hand; provided, however, that if applicable law does not permit such allocation, then other relevant equitable considerations such as the relative fault of the Company and the Placement Agent and the Selected
Dealers in connection with the facts which resulted in such losses, liabilities, claims, damages, and expenses shall also be considered. In no case shall the Placement Agent or a Selected
Dealer be responsible for a portion of the contribution obligation in excess of the compensation received by it pursuant to Section 4 hereof or the Selected Dealer Agreement, as the case may be. No person guilty of a fraudulent misrepresentation shall be entitled to contribution from any person who is not guilty of such fraudulent misrepresentation. For purposes of this
Section 7, each person, if any, who controls the Placement Agent or a Selected Dealer within the meaning of Section 15 of the Act or Section 20(a) of the Exchange Act and each officer, director, stockholder, employee and agent of the Placement Agent or a Selected Dealer, shall have the same rights to contribution as the Placement Agent or the Selected Dealer, and each person, if any who controls the Company within the meaning of Section 15 of the Act or Section 20(a) of the Exchange Act and each officer, director, employee and agent of the Company, shall have the same rights to contribution as the Company, subject in each case to the provisions of this Section 7. Anything in this Section 7 to the contrary notwithstanding, no party shall be liable for contribution with respect to the settlement of any claim or action effected without its written consent. This Section 7 is intended to supersede any right to contribution under the Act, the Exchange Act, or otherwise.

	8.	Miscellaneous.

		(a)	Survival.  Any termination of the Offering without
any Closing shall be without obligation on the part of any party except that the provisions regarding fees and expenses contained in Section 5(b), the indemnification provided in Section 6 hereof and the contribution provided in Section 7 hereof shall survive any termination and shall survive any Closing.

		(b)	Representations, Warranties and Covenants to
Survive Delivery. Except as provided in Section 8(a), the respective representations, warranties, indemnities, agreements, covenants and other statements of the Company and the Placement Agent as of the date hereof shall survive execution of this Agreement and delivery of the Units and the termination of this Agreement.

		(c)	No Other Beneficiaries.  This Agreement is
intended for the sole and exclusive benefit of the parties hereto and their respective successors and controlling persons, and no other person, firm or corporation shall have any third-party beneficiary or other rights hereunder.

		(d)	Governing Law.  This Agreement shall be governed
by and construed in accordance with the law of the State of New
York without regard to conflict of law provisions.

		(e)	Counterparts.  This Agreement may be signed in
counterparts with the same effect as if both parties had signed one and the same instrument.

		(f)	Notices.  Any communications specifically required
hereunder to be in writing, if sent to the Placement Agent, shall be mailed, delivered and confirmed to it at Paramount Capital, Inc., 787 Seventh Avenue, New York, New York, 10019, Attn:
Michael S. Weiss and if sent to the Company, shall be mailed, delivered or telegraphed and confirmed to it at Endorex
Corporation, 900 North Shore Drive, Ste. 224, Lake Bluff,
Illinois 60044, Attn: Chief Executive Officer..

		(g)	Termination.  Subject to the general survival
provisions contained in Sections 8(a) and 8(b) and payment of the Break-up Fee contained in Section 5(a), this Agreement may be terminated by either party prior to any Closing upon written notice to the other party.

		(h)	Entire Agreement.  This Agreement constitutes the
entire agreement of the parties with respect to the matters herein referred and supersedes all prior agreements and understandings, written and oral, between the parties with respect to the subject matter hereof. Neither this Agreement nor any term hereof may be changed, waived or terminated orally, but only by an instrument in writing signed by the party against which enforcement of the change, waiver or termination is sought.


		(i)	Independent Contractor.	The Placement Agent shall
act as an independent contractor and nothing contained herein or otherwise shall be construed to create any partnership or joint venture between the Placement Agent and the Company.

		(j)	Headings.	The headings and captions of the various
subdivisions of this Agreement are for convenience or reference only and shall in no way modify or affect the meaning or construction of any of the terms or provisions hereof.

	If you find the foregoing is in accordance with our understanding, kindly sign and return to us a counterpart hereof, whereupon this instrument along with all counterparts will become a binding agreement between us.

				Very truly yours,

				Endorex Corporation

				By:         /s/ Michael S. Rosen
				Name: 	Michael Rosen
				Title:   	President & Chief Executive Officer


Agreed to by:

PARAMOUNT CAPITAL, INC.


    By:         /s/ Lindsay A. Rosenwald
    Name:		Lindsay A. Rosenwald, M.D.
    Title:		Chairman



									EXHIBIT A


ENDOREX CORPORATION

OFFICERS' CERTIFICATE

[Month] __, 1997

		I, Michael Rosen certify that I am the President and Chief Executive Officer of Endorex Corporation, a Delaware corporation (the "Company"), and that, as such, I am authorized to execute this certificate on behalf of the Company. All capitalized terms used herein but not otherwise defined herein shall the meanings ascribed to such terms in the Agency Agreement (as defined below). Reference is made herein to the closing held on [DATE] (the "Closing Date"). I do hereby certify that I have carefully examined all of the Offering Documents (as defined in the Placement Agency Agreement dated as of July 1, 1997 (the
"Agency Agreement") between the Company and Paramount Capital,
Inc. ("Paramount")), and do hereby further certify that:

		1.	All of the representations and warranties of the
Company contained in the subscription agreements (the
"Subscription Agreements") between the Company and the purchasers
(the "Purchasers") of the Units of Common Stock of the Company contemplated by the Company's Confidential Term Sheet, dated July
15, 1997, as supplemented and amended, (the "Term Sheet") are true and correct in all respects on the Closing Date with the same force and effect as if made on and as of the Closing Date, and the Company has performed all covenants and agreements and has satisfied all conditions in the Subscription Agreements to be performed or satisfied on its part before the Closing Date in all respects.

		2.	The Term Sheet does not contain any untrue
statement of a fact or omit to state any fact required to be stated in order to make the statements therein not misleading as of the Closing Date. Since the date of the Term Sheet, no event has occurred concerning which information is required to be contained in an amended or supplemented Term Sheet concerning which such information is not contained therein.

		3.	All of the representations and warranties of the
Company contained in the Agency Agreement are true and correct in all respects on the Closing Date, and the Company has performed all covenants and agreements and has satisfied all conditions contained in the Agency Agreement to be performed and satisfied on its part at or prior to the Closing Date in all respects.

		4.	All of the representations and warranties of the
Company contained in each of the other Offering Documents are true and correct in all respects on the Closing Date, and the
Company has performed all covenants and agreements and has
satisfied all conditions contained in such Offering Documents to be performed and satisfied on its part at or prior to the Closing
Date in all respects.
		5.	Since the date of the most recent financial
statements and the information included in the Term Sheet, there has been no adverse change in the condition (financial or other), earnings, business, prospects or properties of the Company and its subsidiaries taken as a whole, whether or not arising from transactions in the ordinary course of business, nor has there occurred any event required to be set forth in the Term Sheet, including, without limitation, in accordance with Section 1(b) of the Agency Agreement.

		6.	There is no litigation pending or threatened by or
against the Company, except as disclosed in the Term Sheet.

		7.	The Company will promptly take all action
necessary to list all shares of Common Stock comprising the Units and all shares of Common Stock, including the Common Stock issuable upon exercise of the Placement Warrants and Advisory
Warrants, on the OTC Bulletin Board.

		8.	Since [MONTH] __, 1997, the Company has not
offered to sell to, or solicited any offers to buy from any person, shares of capital stock of the Company, except in connection with the Offering contemplated by the Term Sheet.

		This certificate is made for the benefit of, and may be relied upon by, Paramount, Kramer, Levin, Naftalis & Frankel, as counsel to Paramount, and each of the Purchasers.

		IN WITNESS WHEREOF, I have executed this certificate on this __ day of [MONTH], 1997.



					By_____________________________________
					Name:	Michael Rosen
					Title:	President and Chief Executive Officer



									EXHIBIT B


ENDOREX CORPORATION

SECRETARY'S CERTIFICATE

[MONTH] __, 1997

		I, [___], certify that I am the duly elected, qualified and acting Secretary of Endorex Corporation, a Delaware corporation (the "Company"), and as such, I am duly authorized to execute this Certificate on behalf of the Company, and that I am familiar with the facts certified below. All capitalized terms used herein but not otherwise defined herein shall have the meanings ascribed to such terms in the Placement Agency Agreement dated as of July 1, 1997 between the Company and Paramount
Capital, Inc. (the "Agency Agreement"). Reference is made herein to the closing held on [MONTH] __, 1997 (the "Closing Date"). In connection with the offering and sale of up to sixty (60) units
(the "Units") with an option in favor of the Placement Agent to offer up to an additional one hundred forty (140) Units to cover over-allotments at a purchase price of one hundred thousand dollars ($100,000) per Unit, with each Unit consisting of a number of shares of Common Stock of the Company, par value $.001 per share, determined by dividing one hundred thousand dollars ($100,000) by the lesser of (a) $2.3125 and (b) the average closing bid price of the Common Stock on the Over the Counter
("OTC") Bulletin Board for the thirty (30) consecutive trading days or five (5) consecutive trading days immediately preceding
(i) the Initial Closing Date, (ii) any Interim Closing Date, or
(iii) the Final Closing Date of this Offering, whichever is lowest, for which Paramount Capital, Inc. ("Paramount") has acted as placement agent, I do hereby further certify as follows:

		1.	Attached hereto as Exhibit A is a true, correct
and complete copy of the Company's Certificate of Incorporation, as amended (the "Certificate"), which is in full force and effect and, except as otherwise provided herein, no amendment to such certificate has been approved by the Board of Directors or stockholders of the Company or filed with the Delaware Secretary of State since [DATE]. As of the Closing Date, the Company is duly incorporated and in good standing in the State of Delaware and has paid all fees and taxes due and payable by it on or prior to the Closing Date necessary for the maintenance or continuation of its corporate existence. As of the Closing Date, there are no proceedings or actions contemplated by the Company, relating to the merger, liquidation, consolidation, or sale of all or substantially all of the assets or business of the Company or which would otherwise threaten or impair the Company's corporate existence.

		2.	Attached hereto as Exhibit B is a true, correct
and complete copy of the Bylaws of the Company, as in full force and effect on the Closing Date and at all times from [__] through the Closing Date.

		3.	As of the Closing Date, each of the Offering
Documents is in the form authorized by the board of directors of the Company pursuant to the resolutions set forth in Exhibit C.

		4.	Attached hereto as Exhibit D is a true, correct
and complete copy of the resolutions duly adopted at meetings of the Company's board of directors duly called and held on [MONTH]
__, 1997, which resolutions authorize the issuance and sale of the Units, the Common Stock underlying the Units, the Placement
Warrants, the Advisory Warrants and the Common Stock underlying the Placement Warrants and Advisory Warrants in accordance with the requirements of Delaware law, the Certificate and Bylaws of the Company, which are the only resolutions adopted by the board of directors of the Company or any committee thereof with respect to the offering and sale of the Units and the transactions relating thereto, and which have not been revoked, modified and amended or rescinded and are in full force and effect on the Closing Date.

		5.	Attached hereto as Exhibit E are true, correct and
complete specimens of the certificates representing the Common
Stock heretofore approved and adopted by the board of directors of the Company. Each of the certificates representing Common
Stock delivered on the Closing Date to each of the Purchasers pursuant to the Subscription Agreements has been executed by the genuine or facsimile signature of officers of the Company who have been duly elected or appointed, qualified and acting as such officers on the date such certificates were executed and delivered, all in accordance with the Certificate and Bylaws of the Company and the requirements of applicable law.

		6.	Attached hereto as Exhibit F is a true, correct
and complete copy of the form of Placement Warrants and Advisory
Warrants heretofore approved and adopted by the Board of Directors of the Company. Each of the Placement Warrants and the Advisory Warrants delivered on the date hereof to each of the holders pursuant to the Agency Agreement and the Financial
Advisory Agreement (the "Financial Advisory Agreement"), respectively, has been executed by the genuine or facsimile signature of officers of the Company who have been duly elected or appointed, qualified and acting as such officers on the date such certificates were executed and delivered, all in accordance with the Certificate and Bylaws of the Company and the requirements of applicable law.

		7.	The minute books and records of the Company,
relating to all proceedings of the stockholders, the Board of Directors of the Company and the Compensation Committee, the Audit Committee and the Nominating Committee of such Board have been made available to Kramer, Levin, Naftalis & Frankel, counsel to Paramount, and, in such form, are the original minute books and records of the Company. There have been no changes, alterations or additions in such minutes or records since their examination by counsel on behalf of Paramount.

		8.	Each person who, as an officer or director of the
Company, signed any of the Offering Documents or any other document in connection with the offering and sale of the Common
Stock, the Placement Warrants and Advisory Warrants, and the closing relating thereto was duly elected or appointed, qualified and acting as such officer or director at the respective times of the signing and delivery thereof and was duly authorized to sign such document on behalf of the Company, and the signature of each such person appearing on each such document is the genuine signature of such officer, director or person duly appointed for the purpose of executing such documents under valid powers of attorney, and each individual who signed such signature pages, personally or by an attorney-in-fact, was then duly elected, qualified and acting as an officer or director of the Company as stated therein.

		9.	The following persons are, and have been at all
times since [DATE], duly qualified and acting officers of the Company, duly elected or appointed to the offices set forth opposite their respective names, and the signature opposite the name of each such officer is his or her, or a facsimile of his or her, authentic signature, and the seal affixed hereto is the duly adopted seal of the Company:

   	Name			            	Office
Signature

Michael Rosen	    	President and CEO	    		___________________

David Franckowiak		Controller/Treasurer		 	___________________

[__]				[__]					___________________

		This certificate is made for the benefit of, and may be relied upon by, Paramount, Kramer, Levin, Naftalis & Frankel, as counsel to Paramount, and each of the Purchasers.




		IN WITNESS WHEREOF, I have hereunto set forth my hand this __ day of [MONTH], 1997.

	[SEAL]


				_____________________________________
					Name: [__]
					Title:  Secretary

		I, Michael Rosen, President and Chief Executive Officer of the Company, do hereby certify that [__] whose genuine signature appears above, is, and has been at all times since [
], 1997, the duly elected or appointed, qualified and acting
Secretary of the Company.

		IN WITNESS WHEREOF, I have hereunto set forth my hand this __th day of [MONTH], 1997.


					_____________________________________

	Name: 	Michael Rosen
	Title: 		President and Chief Executive Officer


Paramount Capital, Inc.


EXHIBIT 10.14


	SIDE LETTER NO. 1
	TO THE
	PLACEMENT AGENCY AGREEMENT



October 8, 1997



Paramount Capital, Inc.
787 Seventh Avenue
New York, New York  10019


Dear Sirs:

This letter shall constitute Side Letter No. 1 to the Placement Agency Agreement(the "Placement Agency Agreement") dated July 1, 1997 between Endorex Corp., a Delaware corporation (the "Company") and Paramount Capital, Inc.
(the "Placement Agent").

The parties hereto agree that the following shall replace, supersede and amend
Section 5(o) of the Placement Agency Agreement:

(o)	Directors and Observers.

   (i) In no event shall the Board of Directors exceed seven (7) members during the three (3) year period following the Final Closing Date without the Placement Agent's consent. The prior written consent of the Placement Agent shall be obtained prior to any change in the Board of Directors involving a majority of the current Board of Directors. No directors shall be added or removed from the Company's Board of Director's without first obtaining the written consent of the Placement Agent.


   (ii) At the Placement Agent's option, the Placement Agent may, for a period of three (3) years after the Initial Closing Date, designate a non-voting observer or observers who shall be entitled to attend all meetings of the Board of Directors and any of its committees and who shall be (A) provided reasonable prior notice of all meetings of the Board of Directors and any of its committees, (B) provided reasonable prior notice of any action that the Board of Directors or any of its committees may take by written consent, (C) promptly delivered copies of all minutes and other records of action by, and all written information furnished to, the Board of Directors or any of its committees, and (D) promptly furnished any other information requested by such observer or observers which a member of the Board of Directors would be entitled to request to discharge his or her duties. One observer shall be entitled to the same rights to reimbursement for the expense of attendance at meetings as any outside Director.

   (iii) Each Director nominated by the Placement Agent shall be entitled to the same type of compensation, and an amount of compensation at least equal to the highest amount, payable to any other Director for serving in such capacity and to be covered by Directors and Officers indemnification insurance on terms at least as favorable as those applicable to any other Director of the Company.

   (iv) The Company shall take such action as shall be necessary to cause the Board of Directors to be composed of, and limited to, seven members. The Company will use its best efforts to ensure continuing compliance with the terms of the preceding sentence for a period of three (3) years following the Final Closing Date.

Capitalized terms used but not defined in this letter shall have the meanings provided in the Placement Agency Agreement. Except as expressly provided herein, the terms of the Placement Agency Agreement shall remain in full force and effect without modification or amendment. If the foregoing correctly sets forth the understanding between us, please so indicate in the space provided below for that purpose, whereupon this shall constitute a binding agreement between us.


 ENDOREX CORP.


 By:    /s/ Michael S. Rosen
 Name:  Michael S. Rosen
 Title: President & CEO



Agreed to by:

PARAMOUNT CAPITAL, INC.



By:       /s/ Lindsay A. Rosenwald
   Name:  Lindsay A. Rosenwald, M.D.
   Title:    Chairman



EXHIBIT 10.15

	SUBSCRIPTION AGREEMENT


SUBSCRIPTION AGREEMENT (this "Agreement") made as of the date set forth on the signature page hereof between Endorex Corp., a Delaware corporation (the "Company") and the undersigned (the "Subscriber").

	W I T N E S S E T H:

WHEREAS, the Company has retained Paramount Capital, Inc. (the "Placement Agent") as Placement Agent, on a "best efforts" basis, in a private placement offering (the "Offering") of units (the "Units") of common stock of the Company, par value $.001 per share (the "Common Stock");

WHEREAS, the Company desires to issue a minimum of ten (10) Units (the "Minimum Offering") and a maximum of sixty (60) Units (the "Maximum Offering"), with an option in favor of the Placement Agent to offer up to an additional one hundred forty (140) Units to cover over-allotments, each Unit consisting of a number of shares (the "Offering Quantity") of Common Stock equal to the quotient of $100,000 divided by the lesser of (i) $2.3125 and (ii) the Market Price (as defined below) of the Common Stock as of (A) the Initial Closing Date (as defined below), (B) any interim closing date, or (C) the Final Closing Date (as defined below) of this Offering, whichever is lowest (the Common Stock to be issued pursuant to this Agreement and the Placement Agency Agreement (as defined below) (including (x) the Common Stock issuable upon exercise of the Placement Warrants and the Advisory Warrants and (y) the Common Stock issuable as a Semi-Annual Issuance or Dilutive Issuance) (being collectively referred to herein as the "Subscription Common" or the "Securities");

WHEREAS, the Subscriber desires to purchase that number of Units set forth on the signature page hereof on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the promises and the mutual representations and covenants hereinafter set forth, the parties hereto do hereby agree as follows:

I.	SUBSCRIPTION FOR UNITS AND REPRESENTATIONS BY SUBSCRIBER


1.1	Subject to the terms and conditions hereinafter set forth, the Subscriber hereby subscribes for and shall purchase from the Company such number of Units or fractions thereof and the Company shall sell such Units to the Subscriber as is set forth upon the signature page hereof at a price equal to one hundred thousand dollars ($100,000) per Unit (the "Initial Offering Price"). The purchase price is payable by personal or business check, wire transfer of immediately available funds or money order made payable to "Fleet Bank, NA, Escrow Agent, F/B/O Endorex Corp." contemporaneously with the execution and delivery of this Agreement by the Subscriber. The certificates representing the Subscription Common will be delivered by the Company within ten (10) days following each applicable Closing as set forth in Article III hereof. The Subscriber understands, however, that this purchase of Units is contingent upon the Company making sales of a minimum of ten (10) Units prior to the termination date of the Offering.

1.2	The Subscriber recognizes that the purchase of Units involves a high degree of risk including, but not limited to, the following: (i) the Company remains a development stage business with limited operating history and requires substantial funds in addition to the proceeds of the Offering; (ii) an investment in the Company is highly speculative, and only investors who can afford the loss of their entire investment should consider investing in the Company and the Units; (iii) the Subscriber may not be able to liquidate his investment; (iv) transferability of the Securities is extremely limited; (v) in the event of a disposition of the Securities, the Subscriber could sustain the loss of his entire investment and (vi) the Company has not paid any dividends since inception and does not anticipate the payment of dividends in the foreseeable future. Such risks are more fully set forth in the Term Sheet (as defined below) furnished by the Company to the Subscriber.

1.3	The Subscriber represents that the Subscriber is an "accredited investor"
as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), as indicated by the Subscriber's responses to the questions contained in Article VIII hereof, and that the Subscriber is able to bear the economic risk of an investment in the Units.

1.4	The Subscriber hereby acknowledges and represents that (i) the Subscriber has prior investment experience, including investment in securities which are non-listed, unregistered and are not traded on the Nasdaq National Market or the Nasdaq SmallCap Market, nor on the National Association of Securities Dealers, Inc.'s (the "NASD") automated quotation system for actively traded stocks, or the Subscriber has employed at its own expense and relied upon the services of an investment advisor, attorney and/or accountant to read all of the documents furnished or made available by the Company to the Subscriber and to evaluate the investment, tax and legal merits and the consequences and risks of such a transaction on the Subscriber's behalf and that person has such knowledge and experience in financial and business matters that such person is capable of evaluating the merits and risks of the prospective investment and satisfies the conditions set out in Rule 501(h) under the Act; (ii) the Subscriber recognizes the highly speculative nature of this investment; and (iii) the Subscriber is able to bear the economic risk which the Subscriber hereby assumes.

1.5	The Subscriber hereby acknowledges receipt and careful review of (a) the
Confidential Term Sheet dated July 15, 1997 as supplemented and amended, and the attachments and exhibits thereto, all of which constitute an integral part thereof (the "Term Sheet") and (b) this Agreement and all attachments to it, and hereby represents that the Subscriber has been furnished by the Company during the course of this transaction with all information regarding the Company which the Subscriber has requested or desired to know, has been afforded the opportunity to ask questions of and receive answers from duly authorized officers or other representatives of the Company concerning the terms and conditions of the Offering and the affairs of the Company and has received any additional information which the Subscriber has requested.

1.6 (a) The Subscriber has relied solely upon the information provided by the Company in the Term Sheet and in this Agreement in making the decision to Invest in the Units. To the extent necessary, the Subscriber has retained, at the expense of the Subscriber, and relied upon appropriate professional advice regarding the investment, tax and legal merits and consequences of this Agreement and its purchase of the Units hereunder. The Subscriber acknowledges and agrees (i) that the Company has prepared the Term Sheet and that no other person, including, without limitation, the Placement Agent, has supplied any information for inclusion in the Term Sheet other than information furnished in writing to the Company by the Placement Agent specifically for inclusion in the Term Sheet relating to the Placement Agent, (ii) that the Placement Agent has no responsibility for the accuracy or completeness of the Term Sheet and (iii) that the Subscriber has not relied upon the independent investigation or verification, if any, which may have been undertaken by the Placement Agent.

(b)	The Subscriber represents that (i) the Subscriber was contacted regarding the sale of the Units by the Placement Agent (or an authorized agent or representative thereof) with whom the Subscriber had a prior substantial pre-existing relationship and (ii) no Units were offered or sold to it by means of any form of general solicitation or general advertising, and in connection therewith the Subscriber did not (A) receive or review any advertisement, article, notice or other communication published in a newspaper or magazine or similar media or broadcast over television or radio whether closed circuit, or generally available; or (B) attend any seminar meeting or industry investor conference whose attendees were invited by any general solicitation or general advertising.

1.7	The Subscriber hereby represents that the Subscriber either by reason of the Subscriber's business or financial experience or the business or financial experience of the Subscriber's professional advisors (who are unaffiliated with and who are not compensated by the Company or any affiliate or selling agent of the Company, including the Placement Agent, directly or indirectly) has the capacity to protect the Subscriber's own interests in connection with the transaction contemplated hereby.

1.8	The Subscriber hereby acknowledges that the Offering has not been reviewed by the United States Securities and Exchange Commission (the "SEC" or "Commission") or any state regulatory authority, since the Offering is intended to be exempt from the registration requirements of Section 5 of the Act pursuant to Regulation D promulgated under the Act. The Subscriber shall not sell or otherwise transfer the Securities unless they are registered under the Act or unless an exemption from such registration is available.

1.9	The Subscriber understands that the Securities comprising the Units have not been registered under the Act by reason of a claimed exemption under the provisions of the Act which depends, in part, upon the Subscriber's investment intention. In this connection, the Subscriber hereby represents that the Subscriber is purchasing the Securities comprising the Units for the Subscriber's own account for investment and not with a view toward the resale or distribution to others. The Subscriber, if an entity, was not formed for the purpose of purchasing the Securities.


1.10	The Subscriber understands that although there currently is a public market for the Common Stock, Rule 144 ("Rule 144") promulgated under the Act requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Act. The Subscriber understands and hereby acknowledges that the Company is under no obligation to register any of the Units or any of the Securities comprising the Units under the Act or any state securities or "blue sky" laws other than as set forth in
Article V. The Subscriber shall hold the Company and its directors, officers, employees, controlling persons and agents (including the Placement Agent and its officers, directors, employees, counsel, controlling persons and agents) and their respective heirs, representatives, successors and assigns harmless and to indemnify them against all liabilities, costs and expenses incurred by them as a result of, (i) any misrepresentation made by the Subscriber contained in this Agreement (including the Confidential Investor Questionnaire contained in
Article VIII herein), (ii) any sale or distribution by the Subscriber in violation of the Act or any applicable state securities or "blue sky" laws or
(iii) any untrue statement of a material fact made by the Subscriber and contained herein or omission to state herein a material fact necessary in order to make the statements contained herein, in light of the circumstances under which they were made, not misleading..

1.11	The Subscriber consents to the placement of a legend on any certificate or other document evidencing the Securities that such Securities have not been registered under the Act or any state securities or "blue sky" laws and setting forth or referring to the restrictions on transferability and sale thereof contained in this Agreement. The Subscriber is aware that the Company will make a notation in its appropriate records with respect to the restrictions on the transferability of such Securities.

1.12	The Subscriber understands that the Company will review this Agreement and is hereby given authority by the Subscriber to call Subscriber's bank or place of employment or otherwise review the financial standing of the Subscriber; and it is further agreed that the Company (with the consent of the Placement Agent) and the Placement Agent, at its sole discretion, reserves the unrestricted right, without further documentation or agreement on the part of the Subscriber, to reject or limit any subscription, to accept subscriptions for fractional
Units and to close the Offering to the Subscriber at any time.

1.13	The Subscriber hereby represents that the address of the Subscriber furnished by Subscriber on the signature page hereof is the Subscriber's principal residence if Subscriber is an individual or its principal business address if it is a corporation or other entity.

1.14	The Subscriber represents that the Subscriber has full power and authority
(corporate, statutory and otherwise) to execute and deliver this Agreement and to purchase the Units and the Securities. This Agreement constitutes the legal, valid and binding obligation of the Subscriber, enforceable against the Subscriber in accordance with its terms.


1.15	If the Subscriber is a corporation, partnership, limited liability company, trust, employee benefit plan, individual retirement account, Keogh Plan, or other entity, then (a) it is authorized and qualified to become an investor in the Company and the person signing this Agreement on behalf of such entity has been duly authorized by such entity to do so and (b) it is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization.

1.16	The Subscriber acknowledges that if he or she is a registered representative of an NASD member firm, he or she must give such firm the notice required by the NASD's Rules of Fair Practice, receipt of which must be acknowledged by such firm in Section 8.4 below.

1.17	The Subscriber acknowledges that at such time, if ever, as the Securities are registered, sales of the Securities will be subject to state securities laws, including those of the State of New Jersey which require any securities sold in New Jersey to be sold through a registered broker-dealer or in reliance upon an exemption from registration.

1.18	Subject to the proviso below, the Subscriber hereby agrees that from the date hereof and continuing for a period (the "Lock-Up Period") of nine (9) months from the effective date of the Registration Statement (as defined in Section 5.2 hereof) (the "Effective Date"), the Subscriber will not, without the prior written consent of the Placement Agent, offer, pledge, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly, 75% of the Registrable Securities (as defined in Section 5.1) purchased or acquired by the Subscriber, provided, however, that, following each three month period after the Effective Date, an amount of Registrable Securities equal to 25% of the number of Registrable Securities purchased or acquired by the Subscriber shall become exempt from the lock-up provisions contained in this sentence. For the sake of clarity, 25% of the Registrable Securities will not be subject to any lock-up. In addition, the Subscriber agrees that during the period from the date that Subscriber was first contacted with respect to the potential purchase of Securities through the last date upon which Subscriber holds any Securities or Registrable Securities, the Subscriber shall not, directly or indirectly, through related parties, affiliates or otherwise, (i) sell "short" or "short against the box" (as those terms are generally understood) any equity security of the Company or (ii) otherwise engage in any transaction, except for any transaction contemplated by this Agreement, that involves hedging of the Subscriber's position in any equity security of the Company.

1.19	The Subscriber represents and warrants that it has not engaged, consented to nor authorized any broker, finder or intermediary to act on its behalf, directly or indirectly, as a broker, finder or intermediary in connection with the transactions contemplated by this Agreement. The Subscriber shall indemnify and hold harmless the Company from and against all fees, commissions or other payments owing to any such person or firm acting on behalf of such Subscriber hereunder.

1.20	The Subscriber, whose name appears on the signature line below, is the beneficial owner of the Securities subscribed for.


II.	REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE COMPANY

Except as set forth on the Schedule of Exceptions attached hereto as Exhibit A, the Company hereby represents, warrants and covenants to the Subscriber that:

2.1	Organization, Good Standing and Qualification.  The Company is a
corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has full corporate power and authority to conduct its business as described in the Term Sheet. The Company is duly qualified to do business as a foreign corporation and is in good standing in the states of North Dakota and Illinois.

2.2	Capitalization and Voting Rights.  The authorized, issued and outstanding capital stock of the Company is as set forth in the Term Sheet under the headings "Offering Summary -- Securities Outstanding" and "Capitalization"; all issued and outstanding shares of the Company are validly issued, fully paid and nonassessable. The Securities comprising the Units have been duly and validly authorized and, when issued and paid for pursuant to this Agreement, will be validly issued, fully paid and nonassessable. Except as set forth in the Term Sheet, there are no outstanding options, warrants, agreements, convertible securities, preemptive rights or other rights to subscribe for or to purchase any shares of capital stock of the Company. Except as set forth in the Term Sheet, in this Agreement and as otherwise required by law, there are no restrictions upon the voting or transfer of the Securities pursuant to the Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), By-laws or other governing documents or any agreement or other instruments to which the Company is a party or by which the Company is bound.

2.3	Authorization; Enforceability. The Company has all corporate right, power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. All corporate action on the part of the Company, its directors and stockholders necessary for the authorization, execution, delivery and performance of this Agreement by the Company, the authorization, sale, issuance and delivery of the Subscription Common contemplated hereby and the performance of the Company's obligations hereunder has been taken. This Agreement has been duly executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and rules of law governing specific performance, injunctive relief or other equitable remedies, and to limitations of public policy. Upon the issuance and delivery of the Subscription Common, as contemplated by this Agreement, such securities will be duly and validly authorized and issued, fully paid and nonassessable. The issuance and sale of the Subscription Common contemplated hereby will not give rise to any preemptive rights or rights of first refusal on behalf of any person.


2.4	No Conflict; Governmental Consents.

(a)	The execution and delivery by the Company of this Agreement and the consummation of the transactions contemplated hereby will not result in the violation of any law, statute, rule, regulation, order, writ, injunction, judgment or decree of any court or governmental authority to or by which the Company is bound, or of any provision of the Certificate of Incorporation or By-laws of the Company, and will not conflict with, or result in a breach or violation of, any of the terms or provisions of, or constitute (with due notice or lapse of time or both) a default under, any lease, loan agreement, mortgage, security agreement, trust indenture or other agreement or instrument to which the Company is a party or by which it is bound or to which any of its properties or assets is subject, nor result in the creation or imposition of any lien upon any of the properties or assets of the Company.

(b)	No consent, approval, authorization or other order of any governmental authority or other third party is required to be obtained by the Company in connection with the authorization, execution and delivery of this Agreement or with the authorization, issue and sale of the Units or the Securities comprising the Units, except such filings as may be required to be made with the Commission, the NASD and The Nasdaq Stock Market, Inc. ("Nasdaq") and with any state or foreign blue sky or securities regulatory authority.

2.5	Licenses.  Except as set forth in the Term Sheet, the Company has all licenses, permits and other governmental authorizations currently required for the conduct of its business or ownership of properties and is in all material respects complying therewith.

2.6	Litigation.  Except as set forth in the Term Sheet, the Company knows of no pending or threatened legal or governmental proceedings against the Company which could materially adversely affect the business, property, financial condition, operations or prospects of the Company.

2.7	Accuracy of Reports.  All material reports required to be filed by the
Company within the two years prior to the date of this Agreement under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been duly filed with the SEC, complied at the time of filing in all material respects with the requirements of their respective forms and, except to the extent updated or superseded by the Term Sheet or any subsequently filed report, to the best of the Company's knowledge, were complete and correct in all material respects as of the dates at which the information was furnished, and contained (as of such dates) no untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

2.8	Term Sheet; Disclosure.  No information set forth in the Term Sheet contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

2.9	Investment Company.  The Company is not an "investment company" within the meaning of such term under the Investment Company Act of 1940, as amended, and the rules and regulations of the Commission thereunder.

2.10	Listing.  The Company shall, prior to the issuance of any Subscription
Common, take all actions necessary so that the shares comprising any such issuance are listed on any stock exchange or quotation system on which the Common Stock trades.

2.11	Reservation of Shares; Transfer Taxes, Etc.  The Company shall at all times reserve and keep available, out of its authorized and unissued shares of Common Stock, solely for the purpose of effecting any Semi-Annual Issuance (as defined below) and Dilution Issuance (as defined below and, together with Semi-Annual Issuances, referred to herein as "Article VI Issuances"), such number of shares of its Common Stock free of preemptive rights as shall be sufficient to effect the Article VI Issuances from time to time required or reasonably anticipated. The Company shall use its best efforts from time to time, in accordance with the laws of the State of Delaware to increase the authorized number of shares of Common Stock if at any time the number of shares of authorized, unissued and unreserved Common Stock shall not be sufficient to permit any required or reasonably anticipated Article VI Issuance.

The Company shall pay any and all issue or other taxes that may be payable in respect of any Article VI Issuance.


III.	TERMS OF SUBSCRIPTION

3.1	The Company shall issue a minimum of ten (10) Units and a maximum of sixty
(60) Units. The Placement Agent, at its sole option, may offer and sell up to an additional one hundred forty (140) Units to cover over-allotments. The offering period (the "Offering Period") shall begin on July 15, 1997. Upon receipt of the Minimum Offering amount, the Placement Agent may conduct a closing (the "Initial Closing Date") and may conduct subsequent closings on an interim basis (each a "Closing") until the Maximum Offering and any over-allotment amount has been reached (the "Final Closing Date"). The Offering
Period shall terminate at 11:59 p.m. New York City time on October 1, 1997, subject to an extension, at the sole option of the Placement Agent, for an additional sixty (60) days. The Units will be offered on a "best efforts" basis. The purchase price is payable by personal or business check, wire transfer of immediately available funds or money order made payable to "Fleet Bank, N.A., Escrow Agent, F/B/O Endorex Corp."

3.2	Placement of the Units will be made by the Placement Agent, who will receive certain compensation as described in the Term Sheet.


3.3	Pending the sale of the Units, all funds paid hereunder shall be deposited by the Company in escrow with Fleet Bank, N.A., having a branch at 345 Park Avenue, New York, New York 10022. If the Company shall not have obtained subscriptions (including this subscription) for purchases of the minimum ten
(10) Units on or before the Final Closing Date, then this subscription shall be void and all funds paid hereunder by the Subscriber shall be promptly returned to the Subscriber, with interest, subject to paragraph 3.5 hereof.

3.4	The Subscriber hereby authorizes and directs the Company to deliver the
Securities to be issued to the Subscriber pursuant to this Agreement directly to the Subscriber's account maintained by the Placement Agent, if any, or, if no such account exists, to the residential or business address indicated on the signature page hereto.

3.5	The Subscriber hereby authorizes and directs the Company to return any funds for unaccepted subscriptions to the same account from which the funds were drawn, including any customer account maintained with the Placement Agent.


IV.	CONDITIONS TO OBLIGATIONS OF THE SUBSCRIBER

4.1	The Subscriber's obligation to purchase the Units at any Closing is subject to the fulfillment on or prior to each Closing of the following conditions, which conditions may be waived at the option of the Subscriber to the extent permitted by law:

(a)	Representations and Warranties Correct.  The representations and warranties made by the Company in Article II hereof shall be true and correct in all material respects when made, and shall be true and correct in all material respects on each Closing with the same force and effect as if they had been made on and as of said date.

(b)	Covenants.  All covenants, agreements and conditions contained in this
Agreement to be performed by the Company on or prior to such purchase shall have been performed or complied with in all material respects.

(c)	No Legal Order Pending.  There shall not then be in effect any legal or other order enjoining or restraining the transactions contemplated by this Agreement.

(d)	No Law Prohibiting or Restricting Such Sale.  There shall not be in effect any law, rule or regulation prohibiting or restricting such sale or requiring any consent or approval of any person which shall not have been obtained to issue the Securities (except as otherwise provided in this Agreement).

(e)	Minimum Subscriptions.  The Company shall have received binding subscriptions for at least ten (10) Units.


(f)	Legal Opinion.  On each Closing, if requested by the Placement Agent, counsel to the Company shall have delivered to the Placement Agent for the benefit of the Placement Agent and the Subscriber, a legal opinion concerning legal matters relating to this Agreement and the Term Sheet as the Placement Agent may require.

(g)	Comfort Letter.  On each Closing, if requested by the Placement Agent, the
Company's auditors, Coopers & Lybrand, LLP, shall have delivered to the Placement Agent for the benefit of the Placement Agent and the Subscriber, a comfort letter to such effect as the Placement Agent may require.


V.	REGISTRATION RIGHTS

5.1	As used in this Agreement, the following terms shall have the following meanings:

(a)	"Affiliate" shall mean, with respect to any Person (as defined below), any other Person controlling, controlled by or under direct or indirect common control with such Person (for the purposes of this definition "control," when used with respect to any specified Person, shall mean the power to direct the management and policies of such person, directly or indirectly, whether through ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing).

(b)	"Business Day" shall mean a day Monday through Friday on which banks are generally open for business in New York.

(c)	"Holders" shall mean the Subscriber and any person holding Registrable
Securities (including the shares of Subscription Common underlying the placement warrants (the "Placement Warrants") and the advisory warrants (the "Advisory Warrants") to be granted to the Placement Agent and/or its designees pursuant to the Placement Agency Agreement between the Company and the Placement Agent dated July 1, 1997 (the "Placement Agency Agreement") or any person to whom the rights under Article V have been transferred in accordance with Section 5.9 hereof).

(d)	"Person" shall mean any person, individual, corporation, limited liability company, partnership, trust or other nongovernmental entity or any governmental agency, court, authority or other body (whether foreign, federal, state, local or otherwise).

(e)	The terms "register," "registered" and "registration" refer to the registration effected by preparing and filing a registration statement in compliance with the Act, and the declaration or ordering of the effectiveness of such registration statement.


(f)	"Registrable Securities" shall mean (i) the shares of Common Stock constituting the Units, (ii) the shares of Common Stock underlying the Placement Warrants and the Advisory Warrants, (iii) any shares of Common Stock issued (or then required to be issued) as a Semi-Annual Issuance (as defined below) or Dilution Issuance (as defined below) and (iv) any shares of Common Stock issued as (or issuable upon the conversion of any warrant, right or other security which is issued as) a dividend or other distribution with respect to or in replacement of the Securities; provided, however, that securities shall only be treated as Registrable Securities if, and only for so long as, they (A) have not been disposed of pursuant to a registration statement declared effective by the Commission, (B) have not been sold in a transaction exempt from the registration and prospectus delivery requirements of the Act so that all transfer restrictions and restrictive legends with respect thereto are removed upon the consummation of such sale or (C) are held by a Holder or a permitted transferee pursuant to Section 5.9.

(g)	"Registration Expenses" shall mean all expenses incurred by the Company in complying with Section 5.2 hereof, including, without limitation, all registration, qualification and filing fees, printing expenses, escrow fees, fees and expenses of counsel for the Company, blue sky fees and expenses and the expense of any special audits incident to or required by any such registration (but excluding the fees of legal counsel for any Holder).

(h)	"Registration Statement" shall have the meaning ascribed to such term in
Section 5.2.

(i)	"Registration Period" shall have the meaning ascribed to such term in
Section 5.4.

(j)	"Selling Expenses" shall mean all underwriting discounts and selling commissions applicable to the sale of Registrable Securities and all fees and expenses of legal counsel for any Holder.

5.2	No later than thirty (30) days after the Final Closing Date (the "Filing
Date"), the Company shall file a "shelf" registration statement on the appropriate form (the "Registration Statement") with the Commission and use its best efforts to effect the registration, qualifications or compliances (including, without limitation, the execution of any required undertaking to file post-effective amendments, appropriate qualifications or exemptions under applicable blue sky or other state securities laws and appropriate compliance with applicable securities laws, requirements or regulations) of the Registrable Securities prior to the date which is 75 days after the Final Closing Date. Notwithstanding the foregoing, the Company shall not be obligated to enter into any underwriting agreement for the sale of any of the Registrable Securities.

5.3	All Registration Expenses incurred in connection with any registration, qualification, exemption or compliance pursuant to Section 5.2 shall be borne by the Company. All Selling Expenses relating to the sale of securities registered by or on behalf of Holders shall be borne by such Holders pro rata on the basis of the number of securities so registered; provided that if a Holder uses its own legal counsel in addition to one counsel for all of the Holders of securities registered on behalf of the Holders, such Holder shall bear the cost of such counsel.


5.4	In the case of the registration, qualification, exemption or compliance effected by the Company pursuant to this Agreement, the Company shall, upon reasonable request, inform each Holder as to the status of such registration, qualification, exemption and compliance. At its expense the Company shall:

(a)	use its best efforts to keep such registration, and any qualification, exemption or compliance under state securities laws which the Company determines to obtain, continuously effective until the Holders have completed the distribution described in the registration statement relating thereto of all Subscription Common now or hereafter issued pursuant to this Agreement. The period of time during which the Company is required hereunder to keep the Registration Statement effective is referred to herein as "the Registration Period." Notwithstanding the foregoing, at the Company's election, the Company may cease to keep such registration, qualification, exemption or compliance effective with respect to any Registrable Securities, and the registration rights of a Holder shall expire, at such time as the Holder may sell under Rule 144 under the Act (or other exemption from registration acceptable to the Company) in a three-month period all Registrable Securities then held by such Holder, but this sentence shall not relieve the Company of any obligation to comply with this Article V as to any Subscription Common thereafter issued; and

(b)	advise the Holders:

(i)	when the Registration Statement or any amendment thereto has been filed with the Commission and when the Registration Statement or any post-effective amendment thereto has become effective;

(ii)	of any request by the Commission for amendments or supplements to the
Registration Statement or the prospectus included therein or for additional information;

(iii)	of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceedings for such purpose;

(iv)	of the receipt by the Company of any notification with respect to the suspension of the qualification of the Registrable Securities included therein for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose; and

(v)	of the happening of any event that requires the making of any changes in the Registration Statement or the prospectus so that, as of such date, the statements therein are not misleading and do not omit to state a material fact required to be stated therein or necessary to make the statements therein (in the case of the prospectus, in the light of the circumstances under which they were made) not misleading;


(c)	make every reasonable effort to obtain the withdrawal of any order suspending the effectiveness of any Registration Statement at the earliest possible time;

(d)	furnish to each Holder, without charge, at least one copy of such
Registration Statement and any post-effective amendment thereto, including financial statements and schedules, and, if the Holder so requests in writing, all exhibits (including those incorporated by reference) in the form filed with the Commission;

(e)	during the Registration Period, deliver to each Holder, without charge, as many copies of the prospectus included in such Registration Statement and any amendment or supplement thereto as such Holder may reasonably request; and the Company consents to the use, consistent with the provisions hereof, of the prospectus and any amendment or supplement thereto by each of the selling
Holders of Registrable Securities in connection with the offering and sale of the Registrable Securities covered by the prospectus and any amendment or supplement thereto. In addition, upon the reasonable request of the Holder and subject in all cases to confidentiality protections reasonably acceptable to the Company, the Company will meet with a Holder or a representative thereof at the Company's headquarters to discuss all information relevant for disclosure in the Registration Statement covering the Registrable Securities, and will otherwise cooperate with any Holder conducting an investigation for the purpose of reducing or eliminating such Holder's exposure to liability under the Act, including the reasonable production of information at the Company's headquarters;

(f)	during the Registration Period, deliver to each Holder, without charge,
(i) as soon as practicable (but in the case of the annual report of the Company to its stockholders, within 120 days after the end of each fiscal year of the Company) one copy of: (A) its annual report to its stockholders, if any (which annual report shall contain financial statements audited in accordance with generally accepted accounting principles in the United States of America by a firm of certified public accountants of recognized standing); (B) if not included in substance in its annual report to stockholders, its annual report on Form 10-K (or similar form); (C) each of its quarterly reports to its stockholders, and, if not included in substance in its quarterly reports to stockholders, its quarterly report on Form 10-Q (or similar form), and (D) a copy of the full Registration Statement (the foregoing, in each case, excluding exhibits); and (ii) upon reasonable request, all exhibits excluded by the parenthetical to the immediately preceding clause (D), and all other information that is generally available to the public;

(g)	prior to any public offering of Registrable Securities pursuant to any
Registration Statement, register or qualify or obtain an exemption for offer and sale under the securities or blue sky laws of such jurisdictions as any such Holders reasonably request in writing, provided that the Company shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified or to consent to general service of process in any such jurisdiction, and do any and all other acts or things reasonably necessary or advisable to enable the offer and sale in such jurisdictions of the Registrable Securities covered by such Registration Statement;

(h)	cooperate with the Holders to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold pursuant to any Registration Statement free of any restrictive legends to the extent not required at such time and in such denominations and registered in such names as Holders may request at least three (3) business days prior to sales of Registrable Securities pursuant to such Registration Statement;

(i)	upon the occurrence of any event contemplated by Section 5.4(b)(v) above, the Company shall promptly prepare a post-effective amendment to the Registration Statement or a supplement to the related prospectus, or file any other required document so that, as thereafter delivered to purchasers of the Registrable Securities included therein, the prospectus will not include any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; and

(j)	use its best efforts to comply with all applicable rules and regulations of the Commission, and will make generally available to the Holders not later than 45 days (or 90 days if the fiscal quarter is the fourth fiscal quarter) after the end of its fiscal quarter in which the first anniversary date of the effective date of the Registration Statement occurs, an earnings statement satisfying the provisions of Section 11(a) of the Act.

5.5	The Holders shall have no right to take any action to restrain, enjoin or otherwise delay any registration pursuant to Section 5.2 hereof as a result of any controversy that may arise with respect to the interpretation or implementation of this Agreement.


5.6	(a)	To the extent permitted by law, the Company shall indemnify each
Holder, each underwriter of the Registrable Securities and each person controlling such Holder within the meaning of Section 15 of the Act, with respect to which any registration, qualification or compliance has been effected pursuant to this Agreement, against all claims, losses, damages and liabilities (or action in respect thereof), including any of the foregoing incurred in settlement of any litigation, commenced or threatened (subject to Section 5.6(c) below), arising out of or based on (i) any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus or offering circular, or any amendment or supplement thereof, incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in light of the circumstances in which they were made, or (ii) any violation or alleged violation by the Company of the Act, the Exchange Act, or any rule or regulation promulgated under the Act, or the Exchange Act, and shall reimburse each Holder, each underwriter of the Registrable Securities and each person controlling such Holder, for legal and other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action as incurred; provided that the Company shall not be liable in any such case to the extent that any untrue statement or omission or allegation thereof is made in reliance upon and in conformity with written information furnished to the Company by or on behalf of such Holder and stated to be specifically for use in preparation of such registration statement, prospectus or offering circular; provided that the Company shall not be liable in any such case where the claim, loss, damage or liability arises out of or is related to the failure of the Holder to comply with the covenants and agreements contained in this Agreement respecting sales of Registrable Securities, and except that the foregoing indemnity agreement is subject to the condition that, insofar as it relates to any such untrue statement or alleged untrue statement or omission or alleged omission made in the preliminary prospectus but eliminated or remedied in the amended prospectus on file with the Commission at the time the registration statement becomes effective or in the amended prospectus filed with the Commission pursuant to Rule 424(b) of the Act or in the prospectus subject to completion and term sheet under Rule 434 of the Act, which together meet the requirements of Section 10(a) of the Act (the "Final Prospectus"), such indemnity agreement shall not inure to the benefit of any such Holder, any such underwriter or any such controlling person, if a copy of the Final Prospectus furnished by the Company to the Holder for delivery was not furnished to the person or entity asserting the loss, liability, claim or damage at or prior to the time such furnishing is required by the Act and the Final Prospectus would have cured the defect giving rise to such loss, liability, claim or damage.

(b)	Each Holder will severally, if Registrable Securities held by such Holder are included in the securities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors and officers, each underwriter of the Registrable Securities and each person who controls the Company within the meaning of Section 15 of the Act, against all claims, losses, damages and liabilities (or actions in respect thereof), including any of the foregoing incurred in settlement of any litigation, commenced or threatened (subject to Section 5.6(c) below), arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus or offering circular, or any amendment or supplement thereof, incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in light of the circumstances in which they were made, and will reimburse the Company, such directors and officers, each underwriter of the Registrable Securities and each person controlling the Company for reasonable legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action as incurred, in each case to the extent, but only to the extent, that such untrue statement or omission or allegation thereof is made in reliance upon and in conformity with written information furnished to the Company by or on behalf of the Holder and stated to be specifically for use in preparation of such registration statement, prospectus or offering circular; provided that the indemnity shall not apply to the extent that such claim, loss, damage or liability results from the fact that a current copy of the prospectus or offering circular was not made available to the Holder and such current copy of the prospectus or offering circular would have cured the defect giving rise to such loss, claim, damage or liability. Notwithstanding the foregoing, in no event shall a Holder be liable for any such claims, losses, damages or liabilities in excess of the proceeds received by such Holder in the offering, except in the event of fraud by such Holder.


(c)	Each party entitled to indemnification under this Section 5.6 (the
"Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or litigation, shall be approved by the Indemnified Party (whose approval shall not unreasonably be withheld), and the Indemnified Party may participate in such defense at such Indemnified Party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Agreement, unless such failure is materially prejudicial to the Indemnifying Party in defending such claim or litigation. An Indemnifying Party shall not be liable for any settlement of an action or claim effected without its written consent (which consent will not be unreasonably withheld).

(d)	If the indemnification provided for in this Section 5.6 is held by a court of competent jurisdiction to be unavailable to an Indemnified Party with respect to any loss, liability, claim, damage or expense referred to therein, then the Indemnifying Party, in lieu of indemnifying such Indemnified Party thereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, liability, claim, damage or expense in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party on the one hand and of the Indemnified Party on the other in connection with the statements or omissions which resulted in such loss, liability, claim, damage or expense as well as any other relevant equitable considerations. The relative fault of the Indemnifying Party and of the Indemnified Party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the Indemnifying Party or by the Indemnified Party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

5.7	(a)	Each Holder agrees that, upon receipt of any notice from the Company of the happening of any event requiring the preparation of a supplement or amendment to a prospectus relating to Registrable Securities so that, as thereafter delivered to the Holders, such prospectus shall not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, each
Holder will forthwith discontinue disposition of Registrable Securities pursuant to the registration statement contemplated by Section 5.2 until its receipt of copies of the supplemented or amended prospectus from the Company and, if so directed by the Company, each Holder shall deliver to the Company all copies, other than permanent file copies then in such Holder's possession, of the prospectus covering such Registrable Securities current at the time of receipt of such notice.


(b)	Each Holder shall suspend, upon request of the Company, any disposition of
Registrable Securities pursuant to the Registration Statement and prospectus contemplated by Section 5.2 during (i) any period not to exceed two 30-day periods within any one 12-month period the Company requires in connection with a primary underwritten offering of equity securities and (ii) any period, not to exceed one 45-day period per circumstance or development, when the Company determines in good faith that offers and sales pursuant thereto should not be made by reason of the presence of material undisclosed circumstances or developments with respect to which the disclosure that would be required in such a prospectus is premature, would have an adverse effect on the Company or is otherwise inadvisable.

(c)	As a condition to the inclusion of its Registrable Securities, each Holder shall furnish to the Company such information regarding such Holder and the distribution proposed by such Holder as the Company may request in writing or as shall be required in connection with any registration, qualification or compliance referred to in this Article V.

(d)	Each Holder hereby covenants with the Company (i) not to make any sale of the Registrable Securities without effectively causing the prospectus delivery requirements under the Act to be satisfied, and (ii) if such Registrable Securities are to be sold by any method or in any transaction other than on a national securities exchange, the Nasdaq National Market, Nasdaq SmallCap Market or in the over-the-counter market, in privately negotiated transactions, or in a combination of such methods, to notify the Company at least five (5) business days prior to the date on which the Holder first offers to sell any such Registrable Securities.

(e)	Each Holder acknowledges and agrees that the Registrable Securities sold pursuant to the Registration Statement described in this Section are not transferable on the books of the Company unless the stock certificate submitted to the transfer agent evidencing such Registrable Securities is accompanied by a certificate reasonably satisfactory to the Company to the effect that (i) the Registrable Securities have been sold in accordance with such Registration Statement and (ii) the requirement of delivering a current prospectus has been satisfied.

(f)	Each Holder shall not take any action with respect to any distribution deemed to be made pursuant to such registration statement, which would constitute a violation of Regulation M under the Exchange Act or any other applicable rule, regulation or law.

(g)	At the end of the period during which the Company is obligated to keep the
Registration Statement current and effective as described above, the Holders of Registrable Securities included in the Registration Statement shall discontinue sales of shares pursuant to such Registration Statement upon receipt of notice from the Company of its intention to remove from registration the shares covered by such Registration Statement which remain unsold, and such Holders shall notify the Company of the number of shares registered which remain unsold immediately upon receipt of such notice from the Company.

5.8	With a view to making available to the Holders the benefits of certain rules and regulations of the Commission which at any time permit the sale of the Registrable Securities to the public without registration, the Company shall use its reasonable best efforts to:

(a)	make and keep public information available, as those terms are understood and defined in Rule 144 under the Act, at all times;


(b)	file with the Commission in a timely manner all reports and other documents required of the Company under the Exchange Act; and

(c)	so long as a Holder owns any unregistered Registrable Securities, furnish to such Holder upon any reasonable request a written statement by the Company as to its compliance with Rule 144 under the Act, and of the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company as such Holder may reasonably request in availing itself of any rule or regulation of the Commission allowing a Holder to sell any such securities without registration.

5.9	The rights to cause the Company to register Registrable Securities granted to the Holders by the Company under Section 5.1 may be assigned in full by a Holder in connection with a transfer by such Holder of its Registrable
Securities, provided, however, that (i) such transfer shall otherwise be effected in accordance with applicable securities laws and Section 6.9; (ii) such Holder gives prior written notice to the Company; and (iii) such transferee agrees to comply with the terms and provisions of this Agreement, and such transfer is otherwise in compliance with this Agreement. Except as specifically permitted by this Section 5.9, the rights of a Holder with respect to Registrable Securities as set out herein shall not be transferable to any other Person, and any attempted transfer shall cause all rights of such Holder therein to be forfeited.

5.10	With the written consent of the Company and the Holders holding at least a majority of the Registrable Securities that are then outstanding, any provision of this Article V may be waived (either generally or in a particular instance, either retroactively or prospectively and either for a specified period of time or indefinitely) or amended. Upon the effectuation of each such waiver or amendment, the Company shall promptly give written notice thereof to the Holders, if any, who have not previously received notice thereof or consented thereto in writing.

5.11	Listing. The Company will promptly file an Application for Listing of
Additional Shares with the OTC Electronic Bulletin Board (the "Bulletin Board") and hereby represents and warrants to the Placement Agent and the Subscriber that it will take any other necessary action in accordance with the rules of the Bulletin Board to enable the Subscription Common to trade on the Bulletin Board.


VI.	ADDITIONAL CONTRACTUAL RIGHTS

6.1	Definitions.  As used in this Agreement, the following terms shall have the following meanings, unless the context otherwise requires:

(a)	"Article VI Rights" shall mean the rights to receive all Semi-Annual
Issuances (as defined below) and Dilution Issuances (as defined below) and the right to exercise the Liquidation Put, as provided herein.

(b)	"Change of Shares"  shall mean any event that necessitates an adjustment to the Dilution Value (as defined below) pursuant to Section 6.7 below.

(c)	The "Closing Bid Price" of any security, for any trading day (as defined below), shall be the reported per share closing bid price, regular way, of such security on the relevant Stock Market (as defined below) on such trading day or, if there were no transactions on such trading day, the average of the reported closing bid and asked prices, regular way, of such security on the relevant Stock Market on such trading day.

(d)	"Dilution Event"  shall mean any event which necessitates an adjustment to the Dilution Value (as defined below) pursuant to Section 6.6 below.

(e)	The "Dilution Value" initially shall be the lesser of (i) $2.3125 and (ii)
the Market Price (as defined below) immediately preceding (A) the Initial
Closing Date, (B) any interim closing date or (C) the Final Closing Date, whichever is lowest. The Dilution Value is subject to adjustment pursuant to Sections 6.6 and 6.7.

(f)	"Fair Market Value" of any asset (including any security) means the fair market value thereof as mutually determined by the Company and the Placement Agent. If the Company and the Placement Agent are unable to reach agreement on any valuation matter, such valuation shall be submitted to and determined by a nationally recognized independent investment bank selected by the Board of Directors of the Company and the Placement Agent (or, if such selection cannot be agreed upon promptly, or in any event within ten days, then such valuation shall be made by a nationally recognized independent investment banking firm selected by the American Arbitration Association in New York City in accordance with its rules), the costs of which valuation shall be paid for by the Company.

(g)	The "Issuance Base Amount" for the Subscriber, at any time, means the sum of (i) the product of the Offering Quantity multiplied by the number of Units the Subscriber has subscribed for, (ii) the number of shares of any Semi-Annual Issuances (as defined below) made to such Subscriber occurring before such time and (iii) the number of shares of any Dilution Issuances (as defined below) made to such Subscriber occurring before such time (with appropriate adjustments for any Change of Shares and subject to reduction pursuant to Section 6.10). For any transferee Rights Holder, the Issuance Base Amount, at any time, shall be the number of shares of Common Stock related to such Article VI Rights as were transferred to such Rights Holder plus the number of shares of any Semi-Annual Issuance and Dilution Issuance made to such Rights Holder occurring subsequent to such transfer but before such time. The Issuance Base Amount shall include Dilution Issuances which would have been required but for the operation of Paragraph 6.6(b)(i).


(h)	"Liquidation Event" shall mean any (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or shares of Common Stock constituting more than 50% of the voting power of the Company are exchanged for or changed into stock or securities of another entity, cash and/or any other property (clause (iii) of this Subsection being referred to as a "Merger Transaction"). Notwithstanding the above, any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity but the stockholders of the Company immediately prior to such transaction own in excess of 50% of the voting power of the corporation surviving such transaction and own such interest in substantially the same proportions as prior to such transaction, shall not be considered a Liquidation Event or a Merger Transaction, provided that the surviving corporation has made appropriate provisions acceptable to the Placement Agent to ensure that the
Article VI Rights survive any such transaction.

(i)	"Market Price" shall mean the average Closing Bid Price (adjusted, where appropriate, for any Change of Shares) for thirty (30) or five (5) consecutive trading days, ending with the trading day prior to the date as of which the Market Price is being determined, whichever is lower, provided that if the prices referred to in the definition of Closing Bid Price cannot be determined for such period, "Market Price" shall mean Fair Market Value.

(j)	The "Post-Dilution Common Quantity" means the quotient of the Pre-Dilution
Common Value (as defined below) divided by the Dilution Value immediately following the relevant Dilution Event.

(k)	The "Pre-Dilution Common Value" means the product of the Issuance Base
Amount times the Dilution Value immediately preceding the relevant Dilution
Event.

(l)	"Rights Holder" shall mean the Subscriber or any Person who succeeds to such Subscriber's Article VI Rights pursuant to Section 6.9.

(m)	The "Stock Market" shall mean, with respect to any security, the principal national securities exchange on which such security is listed or admitted to trading or, if such security is not listed or admitted to trading on any national securities exchange, shall mean The Nasdaq National Market System or The Nasdaq SmallCap Market (collectively, "Nasdaq") or, if such security is not quoted on Nasdaq, shall mean the OTC Bulletin Board or, if such security is not quoted on the OTC Bulletin Board, shall mean the over-the-counter market as furnished by any NASD member firm selected from time to time by the Company for that purpose.

(n)	A "trading day" shall mean a day on which the Stock Market is open for the transaction of business.

(o)	The "Transfer Agent" shall mean American Stock Transfer & Trust Company or the duly appointed successor thereto serving as the transfer agent for the Common Stock.

6.2	[Reserved]

6.3	[Reserved]

6.4	Semi-Annual Issuances.  On each six month anniversary (or the next succeeding business day) of the first anniversary of the Final Closing Date ending with the fifth anniversary of the Final Closing Date, the Company shall issue (each a "Semi-Annual Issuance") to the Rights Holder a number of shares of Common Stock equal to 5% of the Issuance Base Amount on the applicable six month anniversary date.

6.5	Dilution Issuances.  Upon the occurrence of any Dilution Event, the
Company shall issue (each a "Dilution Issuance") to the Rights Holder a number of shares of Common Stock equal to the difference of the Post-Dilution Common Quantity minus the Issuance Base Amount.

6.6	Anti-Dilution Adjustments.


(a)  	Except as otherwise provided in Subsection 6.6(c), in the event the
Company shall, at any time or from time to time after the date hereof, sell or issue any shares of Common Stock for a consideration per share less than either
(i) the Dilution Value in effect on the date of such sale or issuance or (ii) the Market Price of the Common Stock as of the date of the sale or issuance (any such sale or issuance a "Dilutive Issuance"), then, and thereafter upon each further Dilutive Issuance, the Dilution Value in effect immediately prior to such Dilutive Issuance shall be changed to a price (rounded to the nearest cent) determined by multiplying the Dilution Value in effect immediately prior thereto by a fraction, the numerator of which shall be the sum of the number of shares of Common Stock outstanding immediately prior to the Dilutive Issuance and the number of shares of Common Stock which the aggregate consideration received (determined as provided in Paragraph 6.6(b)(v) below) for the issuance of such additional shares would purchase at the greater of (x) the Dilution Value in effect on the date of such issuance or (y) the Market Price of the Common Stock as of such date, and the denominator of which shall be the number of shares of Common Stock outstanding immediately after the Dilutive Issuance. Such adjustment shall be made successively whenever such an issuance is made.

(b)	For purposes of Subsection 6.6(a), the following Paragraphs (i) to (v)
shall also be applicable:

(i)	No adjustment of the Dilution Value shall be made unless such adjustment would require a decrease of at least $.01; provided that any adjustments which by reason of this Paragraph 6.6(b)(i) are not required to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment which, together with adjustments so carried forward, shall require a decrease of at least $.01 in the Dilution Value then in effect hereunder.


(ii)	In case of (A) the sale or other issuance by the Company (including as a component of a unit) of any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or any securities convertible into or exchangeable for Common Stock (such securities convertible, exercisable or exchangeable into Common Stock being herein called "Convertible Securities"), or
(B) the issuance by the Company, without the receipt by the Company of any consideration therefor, of any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, whether or not such rights, warrants or options, or the right to convert or exchange such Convertible Securities, are immediately exercisable, and the consideration per share for which Common Stock is issuable upon the exercise of such rights, warrants or options or upon the conversion or exchange of such Convertible Securities (determined by dividing (x) the minimum aggregate consideration, as set forth in the instrument relating thereto without regard to any antidilution or similar provisions contained therein for a subsequent adjustment of such amount, payable to the Company upon the exercise of such rights, warrants or options, plus the consideration received by the Company for the issuance or sale of such rights, warrants or options, plus, in the case of such Convertible Securities, the minimum aggregate amount, as set forth in the instrument relating thereto without regard to any antidilution or similar provisions contained therein for a subsequent adjustment of such amount, of additional consideration, if any, other than such Convertible Securities, payable upon the conversion or exchange thereof, by (y) the total maximum number, as set forth in the instrument relating thereto without regard to any antidilution or similar provisions contained therein for a subsequent adjustment of such amount, of shares of Common Stock issuable upon the exercise of such rights, warrants or options or upon the conversion or exchange of such Convertible Securities issuable upon the exercise of such rights, warrants or options) is less than either the Dilution Value or the Market Price of the Common Stock as of the date of the issuance or sale of such rights, warrants or options, then such total maximum number of shares of Common Stock issuable upon the exercise of such rights, warrants or options or upon the conversion or exchange of such Convertible Securities (as of the date of the issuance or sale of such rights, warrants or options) shall be deemed to be "Common Stock" for purposes of Subsection 6.6(a) and shall be deemed to have been sold for an amount equal to such consideration per share and shall cause an adjustment to be made in accordance with Subsection 6.6(a).

(iii)	In case of the sale or other issuance by the Company of any Convertible
Securities, whether or not the right of conversion or exchange thereunder is immediately exercisable, and the price per share for which Common Stock is issuable upon the conversion or exchange of such Convertible Securities (determined by dividing (x) the total amount of consideration received by the Company for the sale of such Convertible Securities, plus the minimum aggregate amount, as set forth in the instrument relating thereto without regard to any antidilution or similar provisions contained therein for a subsequent adjustment of such amount, of additional consideration, if any, other than such Convertible Securities, payable upon the conversion or exchange thereof, by (y) the total maximum number, as set forth in the instrument relating thereto without regard to any antidilution or similar provisions contained therein for a subsequent adjustment of such amount, of shares of Common Stock issuable upon the conversion or exchange of such Convertible Securities) is less than either the Dilution Value or the Market Price of the Common Stock as of the date of the sale of such Convertible Securities, then such total maximum number of shares of Common Stock issuable upon the conversion or exchange of such Convertible Securities (as of the date of the sale of such Convertible Securities) shall be deemed to be "Common Stock" for purposes of Subsection 6.6(a) and shall be deemed to have been sold for an amount equal to such consideration per share and shall cause an adjustment to be made in accordance with Subsection 6.6(a).


(iv)	In case the Company shall modify the rights of conversion, exchange or exercise of any of the securities referred to in Paragraphs (ii) or (iii) of this Subsection 6.6(b) or any other securities of the Company convertible, exchangeable or exercisable for shares of Common Stock, for any reason other than an event that would require adjustment to prevent dilution, so that the consideration per share received by the Company after such modification is less than either the Dilution Value or the Market Price of the Common Stock as of the date prior to such modification, then such securities, to the extent not theretofore exercised, converted or exchanged, shall be deemed to have expired or terminated immediately prior to the date of such modification and the Company shall be deemed for purposes of calculating any adjustments pursuant to this
Section 6.6 to have issued such new securities upon such new terms on the date of modification. Such adjustment shall become effective as of the date upon which such modification shall take effect. On the expiration or cancellation of any such right, warrant or option or the termination or cancellation of any such right to convert or exchange any such Convertible Securities, the Dilution Value then in effect hereunder shall forthwith be readjusted to such Dilution Value as would have obtained (A) had the adjustments made upon the issuance or sale of such rights, warrants, options or Convertible Securities been made upon the basis of the issuance of only the number of shares of Common Stock theretofore actually delivered (and the total consideration received therefor) upon the exercise of such rights, warrants or options or upon the conversion or exchange of such Convertible Securities and (B) had adjustments been made on the basis of the Dilution Value as adjusted under clause (A) of this sentence for all transactions (which would have affected such adjusted Dilution Value) made after the issuance or sale of such rights, warrants, options or Convertible Securities.

(v)	In case of the sale of any shares of Common Stock, any Convertible
Securities, any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, the consideration received by the Company therefor shall be deemed to be the gross sales price therefor without deducting therefrom any expense paid or incurred by the Company or any underwriting discounts or commissions or concessions paid or allowed by the Company in connection therewith. In the event that any securities shall be issued in connection with any other securities of the Company, together comprising one integral transaction in which no specific consideration is allocated among the securities, then each of such securities shall be deemed to have been issued for such consideration as the Board of Directors of the Company determines in good faith; provided, however that if the Placement Agent disagrees with such determination, the Company shall retain, at its own expense, an independent investment banking firm acceptable to the Placement Agent for the purpose of obtaining an appraisal.

(c)	Notwithstanding any other provision hereof, no adjustment to the Dilution
Value will be made:

(i)	upon the exercise of any of the options outstanding on the date hereof under the Company's existing stock option plans; or

(ii)	upon the issuance or exercise of options which may hereafter be granted with the approval of the Board of Directors, or exercised, under any employee benefit plan of the Company to officers, directors, consultants or employees, but only with respect to such options as are exercisable at prices no lower than the Closing Bid Price (or, if the prices referenced in the definition of Closing Bid Price cannot be determined, the Fair Market Value) of the Common Stock as of the date of grant thereof; or


(iii)	upon the sale of any shares of Common Stock, warrants to purchase Common
Stock or Convertible Securities in a firm commitment underwritten public offering, including, without limitation, shares sold upon the exercise of any overallotment option granted to the underwriters in connection with such offering; or

(iv) 	upon the issuance of Common Stock to Rights Holders pursuant to any Semi-
Annual Issuance or Dilution Issuance, or upon issuance or exercise of the Placement Warrants or Advisory Warrants with respect to shares of Common Stock included in the Units issued (A) on or prior to the Final Closing Date or (B) pursuant to the exercise of the Placement Warrants or Advisory Warrants; or

(v)	upon the issuance or sale of Common Stock or Convertible Securities pursuant to the exercise of any rights, options or warrants to receive, subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, whether or not such rights, warrants or options were outstanding on the Final Closing Date or were thereafter issued or sold, provided that an adjustment was either made or not required to be made in accordance with Subsection 6.6(a) in connection with the issuance or sale of such securities or any modification of the terms thereof; or

(vi)	upon the issuance or sale of Common Stock upon conversion or exchange of any Convertible Securities, provided that any adjustments required to be made upon the issuance or sale of such Convertible Securities or any modification of the terms thereof were so made, and whether or not such Convertible Securities were outstanding on the Final Closing Date or were thereafter issued or sold.

Paragraph 6.6(b)(iv) shall nevertheless apply to any modification of the rights of conversion, exchange or exercise of any of the securities referred to in Paragraphs (i), (ii), (v) and (vi) of this Subsection 6.6(c).

(d)	As used in this Section 6.6, the term "Common Stock" shall mean and include the Company's Common Stock authorized on the date of the original issue of the Units and shall also include any capital stock of any class of the Company thereafter authorized which shall not be limited to a fixed sum or percentage in respect of the rights of the holders thereof to participate in dividends and in the distribution of assets upon the voluntary liquidation, dissolution or winding up of the Company.

(e)	The Company from time to time may decrease the Dilution Value by any amount for any period of time if the period is at least 20 days and if the decrease is irrevocable during the period. Whenever the Dilution Value is so decreased, the Company shall mail to the Rights Holders a notice of the decrease at least 15 days before the date the decreased Dilution Value takes effect, and such notice shall state the decreased Dilution Value and the period it will be in effect.

The Company may make such decreases in the Dilution Value, in addition to those required or allowed by this Article VI, as shall be determined by it, as evidenced by a resolution of the Board of Directors, to be advisable in order to avoid or diminish any income tax to holders of Common Stock resulting from any dividend or distribution of stock or issuance of rights or warrants to purchase or subscribe for stock or from any event treated as such for income tax purposes.

6.7	Change of Shares Adjustments.  In the event the Company shall, at any time or from time to time after the date hereof (i) issue any shares of Common Stock as a stock dividend to the holders of Common Stock or (ii) subdivide or combine the outstanding shares of Common Stock into a greater or lesser number of shares (any such issuance, subdivision or combination being herein called a "Change of Shares"), then the Dilution Value shall be changed to a price (rounded to the nearest cent) determined by multiplying the Dilution Value in effect immediately prior to such Change of Shares by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to the Change of Shares and the denominator of which shall be the number of shares of Common Stock outstanding immediately following the Change of Shares.

6.8	Liquidation Put.  (a) The Rights Holder may require the Company to repurchase with cash any number (not to exceed such Rights Holder's Issuance Base Amount) of shares of Common Stock then owned by such Rights Holder for 130% of the aggregate Dilution Value of such shares; provided, however, in the event of a Merger Transaction, any repurchase pursuant to this Section 6.8 may be paid in cash, property (valued as provided in Subsection 6.8 (d)) and/or securities (valued as provided in Subsection 6.8 (d)) of the entity surviving such Merger Transaction.

(b)	The Rights Holder covenants not to exercise the Liquidation Put unless a
Liquidation Event has occurred.

(c)	The Rights Holder's Article VI Rights shall be terminated to the pro rata extent of any exercise of such Rights Holder's Liquidation Put.

(d)	Any securities or other property to be delivered to the Rights Holder pursuant to this Section 6.8 shall be valued as follows:

(i)	Securities not subject to an investment letter or other similar restriction on free marketability:

 			(A) 	If actively traded on the Stock Market, the value shall
be deemed to be the Market Price of such securities as of the third day prior to the date of valuation.


(B) 	If not actively traded on the Stock Market, the value shall be the Fair
Market Value of such securities.

(ii)	For securities for which there is an active public market but which are subject to an investment letter or other restrictions on free marketability, the value shall be the Fair Market Value thereof, determined by discounting appropriately the Market Price thereof.

(iii)	For all other securities, the value shall be the Fair Market Value thereof.

6.9	Transfer of Rights Under This Article VI.  The Rights Holder's Article VI
Rights are not transferable unless the transferee will be both the record and beneficial owner of the related Common Stock and executes and delivers to the Company a counterpart to this Agreement agreeing to be bound by the obligations of the Subscriber hereunder. Any such transferee must provide his or her name and address, which name and address must be that of the beneficial owner, to the Company. Any transfer of Common Stock and related Article VI Rights must be performed in accordance with applicable securities laws and regulations, and the transferor must provide the Company with an opinion of counsel, satisfactory to the Company, to that effect. Furthermore, no transfer of Article VI Rights may be made relating to fewer shares of Common Stock than the quotient of 25,000 divided by the Dilution Value. ANY PURPORTED TRANSFER OF ARTICLE VI RIGHTS NOT IN COMPLIANCE WITH THIS SECTION 6.9 SHALL BE NULL AND VOID AND THE RIGHTS HOLDER SHALL FORFEIT ALL ARTICLE VI RIGHTS RELATED TO SUCH TRANSFERRED COMMON STOCK. Upon, and to the extent of, any transfer of Common Stock without the related
Article VI Rights, such related Article VI Rights shall terminate.

6.10	Adjustments to Issuance Base Amount.  Upon the termination of any of the
Rights Holder's Article VI Rights, such Rights Holder's Issuance Base Amount shall be proportionally reduced.

6.11	Notices.


(a)	After each adjustment of the Dilution Value pursuant to Sections 6.6 and
6.7 the Company will promptly prepare a certificate signed by the Chief Executive Officer or President, and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, of the Company setting forth: (i) the Dilution Value as so adjusted and (ii) a brief statement of the facts accounting for such adjustment. The Company will promptly file such certificate with the Transfer Agent and cause a brief summary thereof to be sent by ordinary first class mail to each Rights Holder at his or her last address as it shall appear on the Transfer Agent's record books. No failure to mail such notice nor any defect therein or in the mailing thereof shall affect the validity of such adjustment. The affidavit of an officer of the Transfer Agent or the Secretary or an Assistant Secretary of the Company that such notice has been mailed shall, in the absence of fraud, be prima facie evidence of the facts therein stated. The Transfer Agent may rely on the information in the certificate as true and correct and has no duty nor obligation independently to verify the amounts or calculations therein set forth.

(b)	After any adjustment in the Issuance Base Amount resulting from (i) any
Semi-Annual Issuances or Dilution Issuances, (ii) any Change in Shares or (iii) any termination of Article VI Rights, the Company will promptly prepare a certificate signed by the Chief Executive Officer or President, and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, of the Company setting forth: (x) the Issuance Base Amount immediately preceding and succeeding such adjustment and (y) a brief statement of the facts accounting for such adjustment. The Company will promptly file such certificate with the Transfer Agent and cause a brief summary thereof to be sent by ordinary first class mail to each Rights Holder at his or her last address as it shall appear on the Transfer Agent's record books. No failure to mail such notice nor any defect therein or in the mailing thereof shall affect the validity of such adjustment. The affidavit of an officer of the Transfer Agent or the Secretary or an Assistant Secretary of the Company that such notice has been mailed shall, in the absence of fraud, be prima facie evidence of the facts therein stated. The Transfer Agent may rely on the information in the certificate as true and correct and has no duty nor obligation independently to verify the amounts or calculations therein set forth.

6.12	Treasury Stock.  Any Semi-Annual Issuance and Dilution Issuance shall be made with duly authorized, fully-paid and non-assessable shares of Common Stock, in accordance with Delaware Law, and shall be drawn from the treasury stock of the Company to the extent available. The Company shall promptly furnish to the Placement Agent, upon request, an opinion of counsel reasonably satisfactory to the Placement Agent that the requirements of this Section 6.12 have been met as to any issuance referred to herein. The Company shall not otherwise sell, issue, cancel or otherwise impair any of its treasury stock without the Placement Agent's prior written consent.

6.13	Mandatory Termination of Article VI Rights.  At any time on or after the first anniversary of the Final Closing Date, the Company may cause the Rights Holder's Article VI Rights to be terminated if the Market Price of the Common Stock shall have exceeded 200% of the then applicable Dilution Value as of the third business day prior to the date of notice of termination. No greater than 60 nor fewer than 20 days prior to the date of any such mandatory termination, notice by first class mail, postage prepaid, shall be given to the Rights Holders, addressed to such Rights Holders at their last addresses as they shall appear in the Transfer Agent's record books. Each such notice shall specify the date fixed for termination. Any notice which is mailed as herein provided shall be conclusively presumed to have been duly given by the Company on the date deposited in the mail, whether or not the Rights Holder receives such notice; and failure properly to give such notice by mail, or any defect in such notice, to any Rights Holders shall not affect the validity of the proceedings for the termination of any other Rights Holders' Article VI Rights.


6.14	With the written consent of the Company and the Rights Holders holding at least a majority of the issued and outstanding Common Stock subject to Article
VI Rights, any provision of this Article VI may be waived (either generally or in a particular instance, either retroactively or prospectively and either for a specified period of time or indefinitely) or amended. Upon the effectuation of each such waiver or amendment, the Company shall promptly give written notice thereof to the Rights Holders, if any, who have not previously received notice thereof or consented thereto in writing.

VII.	MISCELLANEOUS

7.1	Any notice or other communication given hereunder shall be deemed sufficient if in writing and sent by registered or certified mail, return receipt requested, or delivered by hand against written receipt therefor, addressed to Endorex Corp., 900 North Shore Drive, Ste. 224, Lake Bluff, Illinois, 60044, Attn: President, to the Subscriber at the Subscriber's address indicated on the signature page of this Agreement and to any Rights Holder at his or her last address as it shall appear in the Transfer Agent's record books. Notices shall be deemed to have been given or delivered on the date of mailing, except notices of change of address, which shall be deemed to have been given or delivered when received.

7.2	Except as provided in Section 5.10 above, this Agreement shall not be changed, modified nor amended except by a writing signed by the parties to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by the party to be charged.

7.3	Subject to the provisions of Sections 1.6(a), 5.9, 6.9 and 7.12, this
Agreement shall be binding upon and inure to the benefit of the parties hereto and to their respective heirs, legal representatives, successors and assigns. In addition, the Placement Agent is intended to be, and shall be, a third party beneficiary of the provisions hereof. This Agreement sets forth the entire agreement and understanding between the parties as to the subject matter hereof and merges and supersedes all prior discussions, agreements and understandings of any and every nature among them.

7.4	Upon the execution and delivery of this Agreement by the Subscriber, this
Agreement shall become a binding obligation of the Subscriber with respect to the purchase of Units as herein provided, subject, however, to the right hereby reserved by the Company to enter into the same agreements with other subscribers and to add and/or delete other persons as subscribers.


7.5	NOTWITHSTANDING THE PLACE WHERE THIS AGREEMENT MAY BE EXECUTED BY ANY OF
THE PARTIES HERETO, THE PARTIES EXPRESSLY AGREE THAT ALL THE TERMS AND PROVISIONS HEREOF SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW. IN THE EVENT THAT A JUDICIAL PROCEEDING IS NECESSARY, THE EXCLUSIVE FORA FOR RESOLVING DISPUTES ARISING OUT OF OR RELATING TO THIS AGREEMENT ARE EITHER THE SUPREME COURT OF THE STATE OF NEW YORK IN AND FOR THE COUNTY OF NEW YORK OR THE FEDERAL COURTS FOR SUCH STATE AND COUNTY, AND ALL RELATED APPELLATE COURTS, THE PARTIES HEREBY IRREVOCABLY CONSENT TO THE JURISDICTION OF SUCH COURTS AND AGREE TO SAID VENUE.

7.6	In order to discourage frivolous claims the parties agree that unless a claimant in any proceeding arising out of this Agreement succeeds in establishing his claim and recovering a judgment against another party (regardless of whether such claimant succeeds against one of the other parties to the action), then the other party shall be entitled to recover from such claimant all of its/their reasonable legal costs and expenses relating to such proceeding and/or incurred in preparation therefor.

7.7	The holding of any provision of this Agreement to be invalid or unenforceable by a court of competent jurisdiction shall not affect any other provision of this Agreement, which shall remain in full force and effect. If any provision of this Agreement shall be declared by a court of competent jurisdiction to be invalid, illegal or incapable of being enforced in whole or in part, such provision shall be interpreted so as to remain enforceable to the maximum extent permissible consistent with applicable law and the remaining conditions and provisions or portions thereof shall nevertheless remain in full force and effect and enforceable to the extent they are valid, legal and enforceable, and no provisions shall be deemed dependent upon any other covenant or provision unless so expressed herein.

7.8	It is agreed that a waiver by either party of a breach of any provision of this Agreement shall not operate, or be construed, as a waiver of any subsequent breach by that same party.

7.9	The parties agree to execute and deliver all such further documents, agreements and instruments and take such other and further action as may be necessary or appropriate to carry out the purposes and intent of this Agreement.

7.10	This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

7.11	(a)	The Subscriber shall not issue any public statement with respect to the Subscriber's investment or proposed investment in the Company or the terms of any agreement or covenant between them and the Company without the Company's prior written consent, except such disclosures as may be required under applicable law or under any applicable order, rule or regulation.

(b)	The Company agrees not to disclose the names, addresses or any other information about the Subscriber, except as required by law; provided, that the Company may use the name (but not the address) of the Subscriber in the Registration Statement.

7.12	Nothing in this Agreement shall create or be deemed to create any rights in any person or entity not a party to this Agreement, except (a) for the holders of Registrable Securities, (b) for the Placement Agent pursuant to
Section 1.6(a) and where otherwise explicitly noted, including, without limitation, the provisions of Article V and Section 7.3 and (c) for any Rights Holder to whom Article VI Rights were transferred pursuant to Section 6.9.

7.13	The Company acknowledges and agrees that irreparable damage would occur in the event that any of the provisions of Article V or Article VI of this Agreement were not performed in accordance with its specific terms or were otherwise breached and that such damage would not be compensable in money damages and that it would be extremely difficult or impracticable to measure the resultant damages. Accordingly, the Subscriber shall be entitled to an injunction or injunctions with respect to the provisions of this Agreement and to enforce specifically the terms and provisions hereof, in addition to any other remedy to which it may be entitled at law or in equity, and the Company expressly waives any defense that a remedy in damages would be adequate and expressly waives any requirement in an action for specific performance for the posting of a bond by the Subscriber bringing such action.

7.14	The Subscriber acknowledges that (i) the Company has engaged, consented to and authorized the Placement Agent in connection with the transactions contemplated by this Agreement, and (ii) the Company shall pay the Placement
Agent a commission and reimburse the Placement Agent's expenses in accordance with the Placement Agency Agreement, and the Company shall indemnify and hold harmless the Subscriber from and against all fees, commissions or other payments owing by the Company to the Placement Agent or any other person or firm acting on behalf of the Company hereunder and (iii) registered representatives of the Placement Agent and/or its designees (including, without limitation, registered representatives of the Placement Agent and/or its designees who participate in the Offering and sale of the securities sold in the Offering) will be paid a portion of the commissions paid to the Placement Agent including a portion of the Placement Warrants.

VIII.	CONFIDENTIAL INVESTOR QUESTIONNAIRE

8.1	The Subscriber represents and warrants that he, she or it comes within one category marked below, and that for any category marked, he, she or it has truthfully set forth, where applicable, the factual basis or reason the Subscriber comes within that category. ALL INFORMATION IN RESPONSE TO THIS SECTION WILL BE KEPT STRICTLY CONFIDENTIAL. The undersigned agrees to furnish any additional information which the Company deems necessary in order to verify the answers set forth below.

Category A       	The undersigned is an individual (not a partnership,
corporation, etc.) whose individual net worth, or joint net worth with his or her spouse, presently exceeds $1,000,000.

Explanation. In calculating net worth you may include equity in personal property and real estate, including your principal residence, cash, short-term investments, stock and securities. Equity in personal property and real estate should be based on the fair market value of such property less debt secured by such property.

Category B       	The undersigned is an individual (not a partnership,
corporation, etc.) who had an individual income in excess of $200,000 in each of the two most recent years, or joint income with his or her spouse in excess of $300,000 in each of those years (in each case including foreign income, tax exempt income and full amount of capital gains and losses but excluding any income of other family members and any unrealized capital appreciation) and has a reasonable expectation of reaching the same income level in the current year.

Category C       	The undersigned is a director or executive officer of the
Company which is issuing and selling the Units.

Category D       	The undersigned is a bank; a savings and loan association;
insurance company; registered investment company; registered business development company; licensed small business investment company ("SBIC"); or employee benefit plan within the meaning of Title 1 of ERISA and (a) the investment decision is made by a plan fiduciary which is either a bank, savings and loan association, insurance company or registered investment advisor, or (b) the plan has total assets in excess of $5,000,000 or is a self directed plan with investment decisions made solely by persons that are accredited investors.



(describe entity)

Category E       	The undersigned is a private business development company as defined in section 202(a)(22) of the Investment Advisors Act of 1940.



(describe entity)

Category F       	The undersigned is either a corporation, partnership,
Massachusetts business trust, or non-profit organization within the meaning of
Section 501(c)(3) of the Internal Revenue Code, in each case not formed for the specific purpose of acquiring the Units and with total assets in excess of $5,000,000.


(describe entity)

Category G       	The undersigned is a trust with total assets in excess of
$5,000,000, not formed for the specific purpose of acquiring the Units, where the purchase is directed by a person described in Regulation 506(b)(2)(ii) under the Act.

Category H       	The undersigned is an entity (other than a trust) all the
equity owners of which are "accredited investors" within one or more of the above categories. If relying upon this Category alone, each equity owner must complete a separate copy of this Agreement.



  			(describe entity)

Category I       	The undersigned is not within any of the categories above and is therefore not an accredited investor.

The undersigned agrees that the undersigned will notify the Company at any time on or prior to the Final Closing Date in the event that the representations and warranties in this Agreement shall cease to be true, accurate and complete.


8.2	SUITABILITY (please answer each question)

(a) For an individual Subscriber, please describe your current employment, including the company by which you are employed and its principal business:
________________________________________________________________________________
________________________________________________________________________________
________________________________________________________________________________
________________________________________________________________________

(b) For an individual Subscriber, please describe any college or graduate degrees held by you:
________________________________________________________________________________
________________________________________________________________________________
__________________________________________________________________________

(c) For all Subscribers, please list types of prior investments:
 ______________________________________________________________________________
________________________________________________________________________________
________________________________________________________________________________
__________________________________________________________________________

(d) For all Subscribers, please state whether you have you participated in other private placements before:

YES_______			NO_______

(e) If your answer to question (d) above was "YES", please indicate frequency of such prior participation in private placements of:

   Public 	   	   Private	       	Public or Private
  Companies		  Companies	   	Biotechnology Companies

Frequently
Occasionally
Never

(f) For individual Subscribers, do you expect your current level of income to significantly decrease in the foreseeable future:

YES_______			NO_______


(g) For trust, corporate, partnership and other institutional Subscribers, do you expect your total assets to significantly decrease in the foreseeable future:

YES_______			NO_______

(h) For all Subscribers, do you have any other investments or contingent liabilities which you reasonably anticipate could cause you to need sudden cash requirements in excess of cash readily available to you:

YES_______			NO_______

(i) For all Subscribers, are you familiar with the risk aspects and the non-liquidity of investments such as the securities for which you seek to subscribe?

YES_______			NO_______

(j) For all Subscribers, do you understand that there is no guarantee of financial return on this investment and that you run the risk of losing your entire investment?

YES_______			NO_______


8.3	MANNER IN WHICH TITLE IS TO BE HELD. (circle one)

  (a)	Individual Ownership
  (b)	Community Property
  (c)	Joint Tenant with Right of Survivorship (both parties must sign)
  (d)	Partnership*
  (e)	Tenants in Common
  (f)	Company*
  (g)	Trust*
  (h)	Other

*If Units are being subscribed for by an entity, the attached Certificate of Signatory must also be completed.



8.4	NASD AFFILIATION.

Are you affiliated or associated with an NASD member firm (please check one):

Yes _________		No __________

If Yes, please describe:
_________________________________________________________
_________________________________________________________
_________________________________________________________

*If Subscriber is a Registered Representative with an NASD member firm, have the following acknowledgment signed by the appropriate party:

The undersigned NASD member firm acknowledges receipt of the notice required by
Article 3, Sections 28(a) and (b) of the Rules of Fair Practice.

_________________________________
Name of NASD Member Firm

By: ______________________________
Authorized Officer

Date: ____________________________



8.5	QUESTIONNAIRE REPRESENTATIONS AND WARRANTIES.  The Subscriber hereby represents and warrants to the Company as follows:

(a)	The Subscriber has been informed of the significance to the Company of the foregoing representations and answers contained in this Confidential Investor Questionnaire and this Agreement.

(b)	The answers to the foregoing questions are true, complete and correct and have been provided with the understanding that the Company will rely upon them for all purposes, including but not limited to the purpose of determining whether the offering in which the Subscriber proposes to participate is exempt from registration under federal and state securities laws.

(c)	The Subscriber is able to bear the economic risk of the investment and, at the present time, can afford a complete loss of such investment.


[Signature Page]

NUMBER OF UNITS            X $100,000 =           (the "Purchase Price")



Signature					Signature (if purchasing jointly)


Name Typed or Printed				Name Typed or Printed


Entity Name					Entity Name


Address					Address


City, State and Zip Code			City, State and Zip Code


Telephone-Business				Telephone--Business


Telephone-Residence				Telephone--Residence


Facsimile-Business				Facsimile--Business


Facsimile-Residence				Facsimile--Residence


Tax ID # or Social Security # 			Tax ID # or Social Security #

Name in which securities should be issued:


Check the box marked YES if you would like the securities to be delivered
to your account with Paramount Capital, Inc.		Yes ___  	No ___

(If you check "No", securities will be delivered to you at the address provided above)

Dated:			 	, 1997

This Subscription Agreement is agreed to and accepted as of __________________________, 1997.
ENDOREX CORP.

By:  _______________________________________
      Name:
      Title:


	CERTIFICATE OF SIGNATORY

	(To be completed if Units are
	being subscribed for by an entity)


I,___________________________________, am the_______________________________ of

_____________________________________________ (the "Entity").

I certify that I am empowered and duly authorized by the Entity to execute and carry out the terms of the Subscription Agreement and to purchase and hold the Units, and certify further that the Subscription Agreement has been duly and validly executed on behalf of the Entity and constitutes a legal and binding obligation of the Entity.

IN WITNESS WHEREOF, I have set my hand this________day of _________________, 1997.


_______________________________________
			(Signature)



EXHIBIT   10.16

FINANCIAL ADVISORY AGREEMENT


October 16, 1997


Endorex Corp.
900 North Shore Drive, Ste. 224
Lake Bluff, Illinois 60044


Re:	Financial Advisory Agreement

Dear Sirs:

  1.	This is to confirm our understanding that Paramount
Capital, Inc. ("Paramount"), its affiliates and designees have been engaged as a non-exclusive financial advisor of Endorex Corp. (the "Company") for a period of twenty-four (24) months commencing on the date hereof (as extended pursuant to Paragraph 12 hereto, or by mutual agreement of the parties hereto, the "Term").

  2.	The Company will pay Paramount a non-refundable
retainer fee for Paramount's services hereunder in an amount equal to four thousand dollars ($4,000) per month, minimum engagement of twenty-four (24) months, with the first $24,000 non-refundable retainer fee due and payable upon the execution of this Agreement.

The Company also agrees to pay in cash all out-of-pocket expenses incurred by Paramount in providing its services hereunder, including reasonable fees and disbursements of Paramount's counsel, such expenses to be paid upon submission of a bill or bills by Paramount from time to time. If any individual expense shall exceed $5,000, Paramount agrees to obtain prior written authorization for such expense from the Company.


  3.	Upon the Closing of each Investment (as defined
below) during the Term or during the twelve-month period following the expiration or earlier termination of the Term, the Company shall pay to Paramount a fee in an amount equal to nine percent (9%) of the aggregate value of such Investment and shall issue to Paramount warrants to purchase an amount of securities equal to ten percent (10%) of the securities sold as part of such Investment at an exercise price equal to one-hundred-ten percent (110%) of the price of such securities, exercisable until five (5) years from the date of issuance of such warrants. For the purposes of this Agreement, an Investment shall mean any purchase of securities of the Company which is made during the Term or during the twelve-month period following the expiration of the Term by an investor first introduced to the Company by or through Paramount during or prior to the Term; provided, however, that no compensation shall be due to Paramount pursuant to this paragraph 3 for an Investment with respect to which Paramount is entitled to compensation pursuant to that certain Placement Agency Agreement dated July 1, 1997 (the "Placement Agency Agreement") and provided further that if the terms of both the Placement Agency Agreement and this Agreement would be applicable to any particular investment, the terms of the Placement Agency Agreement shall govern and Paramount shall be entitled to the compensation set forth therein.

  4.	(a)	Should the Company enter into an agreement with
a party first introduced to the Company by or through Paramount during or prior to the Term pursuant to which the Company consummates a sale, merger, consolidation, tender offer, business combination or similar transaction involving a majority of the business assets or stock of the Company (a "Sale") during the Term, or during the twelve-month period following the expiration of such Term, then the Company shall pay Paramount: (i) a cash fee equal to eight percent (8%) of the aggregate consideration paid to the Company by the acquiror, such fee to be payable in cash simultaneously with the closing of such Sale; and (ii) a payment in the form of equity securities in an amount to be agreed upon between the parties, but in no event shall the equity received be worth less than eight percent (8%) of the value of the aggregate consideration received by the Company (or the aggregate amount of equity received by the Company's shareholders) as a result of the Sale.

    (b)	Should the Company enter into an agreement
with a party first introduced to the Company by or through Paramount during or prior to the Term pursuant to which the Company consummates a transaction wherein the Company acquires all or substantially all of the business assets or stock of another entity in which the Company is the surviving entity (an "Acquisition") during the Term, or during the twelve-month period following the expiration of such Term, then the Company shall pay Paramount: (i) a fee equal to eight percent (8%) of the aggregate consideration paid by the Company to the entity acquired, such fee to be payable in cash simultaneously with the closing of such Acquisition; and
(ii) a payment in the form of equity securities of the Company in an amount to be agreed upon between the parties, but in no event shall the equity received be worth less than eight percent (8%) of the value of aggregate consideration paid by the Company as a result of the Acquisition.


    (c)	For purposes of calculating Paramount's fee
under this Paragraph 4, the aggregate consideration paid with respect to the business, assets or stock of the Company shall be equal to the total of all cash, securities and/or other assets paid for such business, assets or stock by the acquiror. Aggregate consideration shall also include: (i) any commercial bank or similar indebtedness of the Company which is repaid or for which the responsibility to pay is assumed by the acquiror in connection with such transaction; (ii) the greater of the stated value or the liquidation value of preferred stock of the Company which is assumed or acquired by the acquiror and which is not converted into common stock upon the consummation of such transaction; (iii) future payments for which the acquiror is obligated absolutely ("Acquiror Future Payments"); and (iv) future payments for which the acquiror is obligated upon the attainment of milestones or financial results ("Acquiror Contingent Payments"). The fee to be paid to Paramount as a result of Acquiror Future Payments shall be paid upon the date of closing of such Acquisition and shall be valued at the present value of the Acquiror Future Payments. The fee to be paid to Paramount as a result of Acquiror Contingent Payments shall be paid upon the receipt of such payments by the Company. In the event that a Sale of the Company or an Acquisition by the Company is consummated through a multiple-step transaction wherein the acquiror is not obligated either absolutely or upon the attainment of milestones or financial results to make future payments to further increase the acquiror's ownership in the Company (the "Multiple-Step Payments"), the Company agrees to pay Paramount a fee on such Multiple-Step Payments which shall be calculated pursuant to this Paragraph 4. Such fee shall be paid to Paramount upon receipt by the Company of such Multiple-Step Payments and shall be in addition to the fee paid to Paramount in the first step of such transaction.


  5.	Should the Company enter into an agreement with an
investor first introduced to the Company by or through Paramount during or prior to the Term pursuant to which the Company consummates a Strategic Alliance(s) (as defined below) during the term, or during the twelve-month period following the expiration of such Term, then the Company shall pay Paramount: (a) a cash fee equal to eight percent (8%) of the present value of the Aggregate Consideration (as defined below) to be received by the Company, its shareholders or employees in each such transaction; and (b) a payment in the form of equity securities in an amount to be agreed upon between the parties, but in no event less than eight percent (8%) of the Aggregate Consideration. Such fee shall be paid to Paramount in cash simultaneously with the closing of each such transaction. For the purpose of calculating Paramount's fee under this Paragraph 5, Aggregate Consideration shall include, but not be limited to: (i) all payments made at the closing of such transaction for equity securities, equity security rights or similar rights; (ii) technology access fees or similar up-front payments, (iii) other future payments, including without limitation, licensing fees, lump sum payments, royalties and deferred technology access fees, to be made to the Company or its employees for which the Strategic Alliance partner(s) or other counter-parties (each a "Partner") is obligated either absolutely ("Strategic Future Payments") or upon the attainment of milestones or on a percentage or royalty basis ("Strategic Contingent Payments"); (iv) funding provided, arranged or introduced by the Partner (through reimbursement or otherwise) relative to research and development, testing, clinical trials and related expenditures, whether such work is performed, subcontracted or managed by the Company or the Partner; and (v) the repayment or assumption by the Partner of obligations of the Company, including indebtedness for money borrowed or amounts owed by the Company to inventors or owners of technology. It is further understood that Aggregate Consideration shall not be reduced by the amount of the fee due to Paramount hereunder. Any portion of the Aggregate Consideration constituting Strategic Future Payments shall be paid at closing and shall be valued at the present value of the Strategic Future Payments. The fee to be paid to Paramount as a result of Strategic Contingent Payments shall be paid upon the receipt of such payments and shall be in addition to any fees paid at closing. A "Strategic Alliance" may include, but is not limited to: (i) any joint venture, partnership, license or other contract for the research, development, manufacturing, marketing, distribution, sale or other activity relating to the Company's present and/or future products;
(ii) the purchase of, or commitment to purchase from the Company, less than a majority of the business, assets or stock of the Company by one or more Partner(s); (iii) the sale of any of the Company's assets or any rights in respect to its products and /or technology; and (iv) a commitment to provide funding for all or part of the Company's research and development activities, whether such work is performed or managed by the Company or such Partner(s).

For purposes of calculating the present value of any Strategic Future Payments, Strategic Contingent Payments, Acquiror Future Payments or Acquiror Contingent Payments, the Company and Paramount agree to discount all such payments by a discount factor equal to fifteen percent (15%) per annum, and, where necessary, to use the projections which have been provided to prospective Partners in the course of the transaction to quantify these Strategic Future Payments, Strategic Contingent Payments, Acquiror Future Payments or Acquiror Contingent Payments. For the purposes of calculating Paramount's fee, securities constituting part of Aggregate Consideration which are traded on a national or recognized foreign securities exchange or the Nasdaq National Market System shall be valued at the last closing bid price thereof prior to the date of the consummation or closing of any such transaction. Such securities which are traded over-the-counter shall be valued at the mean between the latest bid and asked prices prior to date of the consummation or closing of any such transaction.

  6.	Should Paramount introduce the Company to a
potential product, process, intellectual property or technology which is subsequently licensed or otherwise acquired by the Company, the Company and Paramount shall negotiate in good faith a fee for such introduction provided that in no event shall such fee be less than: (a) two hundred thousand dollars ($200,000) in cash; and (b) an equity payment in an amount to be agreed upon between the parties, but in no event less than ten percent (10%) of the total outstanding shares on a fully diluted basis of any subsidiary through which any such potential product, process, intellectual property or technology may be owned or developed.

  7.	In the event that the Company, its directors or
management initiate any discussions with a third party in furtherance of any Sale, Acquisition, Investment or Strategic Alliance or receive any meaningful inquiry or are aware of the interest of any third party concerning a Sale, Acquisition, Investment or Strategic Alliance which is the subject of this Agreement, they shall promptly inform Paramount of the party and its interest.


  8.	Any financial advice rendered by Paramount pursuant
to this Agreement, as well as the existence of this Agreement, shall not be disclosed publicly in any manner without Paramount's prior written approval and shall be treated by the Company as confidential information; provided, however, that if Paramount has refused to give prior written approval and the Company has obtained a written opinion of independent counsel stating that such action is necessary for the Company to comply with such action and that any course of action not involving disclosure would likely result in a violation of law. The Company shall provide Paramount with all financial and other information requested by Paramount for the purposes of rendering its services pursuant to this Agreement.

  9.	(a)	The Company agrees not to divulge information
which Paramount discloses to it and which is marked as "Confidential" (the "Confidential Information") to any third party or parties. The Company further agrees to limit disclosure only to those of its officers, employees, agents, affiliates and consultants as the Company considers necessary. The Company shall use its best efforts to prevent the disclosure of the Confidential Information as provided herein. This obligation shall be binding upon the Company and shall continue for a period of five (5) years from the date of this Agreement.

  10.	All non-public information given to Paramount by the
Company shall be treated by Paramount as confidential information and shall not be used by Paramount except in rendering its services pursuant to this Agreement. Paramount may rely, without independent verification, on the accuracy and completeness of any information furnished to Paramount by the Company, subject to its obligations under the securities laws.

  11.	In the event that Paramount becomes involved in any
capacity in any action, proceeding, investigation or inquiry in connection with any matter referred to in this Agreement or arising out of the matters contemplated by this Agreement, the Company shall reimburse Paramount for its legal and other expenses (including the cost of any investigation and preparation) as they are incurred by Paramount in connection therewith. The Company also agrees to indemnify each of Paramount, the directors, officers, employees and agents thereof (the "Indemnitees"), pay on demand and protect, defend, save and hold each Indemnitee harmless from and against any and all liabilities, damages, losses, settlements, claims, actions, suits, penalties, fines, costs or expenses (including, without limitation, attorneys' fees) (any of the foregoing, a "Claim") incurred by or asserted against any Indemnitee of whatever kind or nature, arising from, in connection with or occurring as a result of this Agreement or the matters contemplated by this Agreement. The foregoing agreement shall be in addition to any rights that any Indemnitee may have at common law or otherwise. This indemnity shall not apply to the gross negligence or willful misconduct of Paramount. This indemnity shall not apply to Claims resulting from the intentional misconduct of Paramount.

  12.	The Term of this Agreement shall be twenty-four (24)
months commencing on the date hereof. Thereafter, this Agreement shall continue on a month to month basis until terminated by either party upon not less than thirty (30) days notice with the monthly retainer fee payable on the first day of each month (the "Extended Term"); provided, however, regardless of any termination, the rights to compensation contained in Paragraphs 4 and 5 and to indemnity and reimbursement contained in Paragraph 11 shall survive. In addition to any retainer fees, Paramount shall be entitled to the reimbursement of reasonable expenses incurred by Paramount as a result of services rendered prior to the date of the termination.


  13.	This Agreement shall be governed by and construed in
accordance with the laws of the State of New York without regard to principles of conflicts of law. The parties hereto irrevocably consent to the jurisdiction of the courts of the State of New York and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Agreement, any document or instrument delivered pursuant to, in connection with or simultaneously with this Agreement, or a breach of this Agreement or any such document or instrument. In any such action or proceeding, each party hereto waives personal service of any summons, complaint or other process and agrees that service thereof may be made in accordance with this Section 13. Within thirty (30) days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, the party so served shall appear or answer such summons, complaint or other process.

  14.	This Agreement shall be binding upon Paramount and
the Company and the successors and assigns of Paramount. The Company shall not assign or sell all or substantially all of the Company's business and/or assets without first requiring in writing that such assignee or successor is bound by the provisions of this Agreement.

  15.	(a) Paramount shall not be in any way precluded from
(i) entering into similar agreements with companies which engage in similar business activities or lines of business as the Company or developing or marketing any products, services or technologies that do or may in the future compete, directly or indirectly, with those of the Company, (ii) investing or owning any interest publicly or privately in, or developing a business relationship with, any corporation, partnership or other person or entity engaged in the same or similar activities or lines or business as, or otherwise in competition with, the Company or (iii) doing business with any client, collaborator, licensor, consultant, vendor or customer of the Company. Paramount and any of its officers, directors, employees or former employees and affiliates shall not have any obligation, or be liable, to the Company solely on account of the conduct described in the preceding sentence. The Company recognizes that Paramount is not obligated to present any opportunities for an Investment, Sale, Acquisition, Strategic Alliance or any other opportunities to the Company and nothing in this Agreement shall be construed to limit Paramount's ability to introduce Investment, Sale, Acquisition, Strategic Alliance or any other opportunities to any other company. In the event that Paramount and/or any officer, director, employee or former employee or affiliate thereof acquires knowledge of a potential transaction, agreement, arrangement or other matter which may be a corporate opportunity for both Paramount and the Company, neither Paramount nor any of its officers, directors, employees or former employees or affiliates shall have any duty to communicate or offer such corporate opportunity to the Company and neither Paramount nor any of its officers, directors, employees or former employees or affiliates shall be liable to the Company for breach of any fiduciary or other duty, as a stockholder or otherwise, solely by reason of the fact that Paramount or any of its officers, directors, employees or former employees or affiliates pursue or acquire such corporate opportunity for Paramount, direct such corporate opportunity to another person or entity or communicate or fail to communicate such corporate opportunity or entity to the Company.

    (b) The provisions of this Section 15 shall be enforceable to the fullest extent permitted by law.




Please confirm that the foregoing is in accordance with your understanding by signing and returning to us the enclosed duplicate of this letter.


Sincerely yours,

PARAMOUNT CAPITAL, INC.



By: /s/ Lindsay Rosenwald

  	Name:  Lindsay A. Rosenwald, M.D.
  	Title: Chairman


Confirmed as of the date hereof:

ENDOREX CORP.




By: /s/ Michael S. Rosen

   Name:  Michael Rosen
   Title: President and Chief Executive Officer