Form 10QSB/A
period 1997-09-30
ENDOREX CORP
filed 1997-12-10
CIK 812796

FORM 10-QSB/A
                                    AMENDMENT #1

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

<F/N>
See accompanying condensed notes to financial statements

                            ENDOREX CORP.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                             Cumulative from
                                   Nine months               February 15, 1985
                                   ended September 30,       (date of inception)
                                  1997        1996           to September 30,
1997
Net cash used in operating
 activities                   $(1,773,686)  $(1,030,928)     $(12,046,904)
                              ------------   -----------     -------------
INVESTING ACTIVITIES:
 Patent issuance cost             (64,945)      (19,755)         (397,688)
 Organizational costs
  incurred                            --             --              (135)
 Deposit on leasehold
  improvements                        --             --            (5,000)
 Purchase of leasehold
  improvements                        --             --          (414,671)
 Purchases of office
  and lab equipment               (52,977)       (5,219)         (606,776)
 Proceeds from assets
  sold                                --             --             1,000
                               -----------   -----------     -------------
Net cash used in
 investing activities            (117,922)      (24,974)       (1,423,270)
                               -----------   -----------     -------------
FINANCING ACTIVITIES:
Net proceeds from
 issuance of common
 stock                          1,746,408     1,324,999        12,666,284
Proceeds from exercise
 of options                            --       132,049           134,236
Proceeds from borrowings
 from President                        --            --            41,433
Repayment of borrowings
 from President                        --            --           (41,433)
Proceeds from borrowings
 under line of credit             287,490            --           587,490
Repayment of borrowings
 under line of credit            (287,490)           --          (587,490)
Proceeds from note
 payable to bank                       --            --           150,000
Payments on note
 payable to bank                       --            --          (150,000)
Proceeds from borrowings
 from stockholders                     --            --            15,867
Repayment of borrowings
 from stockholders                     --            --           (15,867)
Advances from parent
 Company                               --            --           135,000
Payments to Parent
 company                               --            --          (135,000)
Repayment of long-
 term note receivable                  --            --            50,315
Repayment of note
 payable issued in
 exchange for legal
 service                               --            --           (71,968)
Purchase of treasury
 stock                                 --            --          (443,750)
                               -----------   -----------     -------------
Net cash provided by
 financing activities           1,746,408     1,457,048        12,335,117
                               -----------   -----------     -------------
Net increase (decrease)
 in cash and cash
 equivalents                     (105,200)      547,230           800,707

Cash and cash equivalents at
 beginning of periods             905,907     1,146,351               --
                               -----------   -----------     -------------
Cash and cash equivalents at
 end of periods                $  800,707    $1,603,362      $    800,707
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

The Company's current level of research and development activities requires the expenditure of approximately $250,000 per month. The Company may be required to seek additional financing in the future to continue operations during such period in the event of cost overruns, unanticipated expenses, a determination to pursue additional research projects, or the failure to receive funds anticipated from other sources. In addition to the net proceeds from the Offering, the Company will require substantial additional funds to finance its business activities on an ongoing basis. The Company's actual future capital requirements will depend on numerous factors, including, but not limited to, costs associated with technologies and products which it may license from third parties, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses to patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other additional funds.

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



ITEM 6 - EXHIBITS AND REPORTS OF FORM 8-K

a)Exhibits:  4(i)(c)  Warrant for the Purchase of 864,865 shares of
                       Common Stock (1)
             4(i)(d)  Warrant for the Purchase of 1,297,297 shares of
                       Common Stock (1)
             10.13    Placement Agency Agreement between the Registrant
                       and Paramount Capital, Inc. dated July 1, 1997 (1)
             10.14    Side Letter #1 to Placement Agency Agreement (1)
             10.15    Form of Subscription Agreement for the purchase
                       of Common Stock (1)
             10.16    Financial Advisory Agreement between the Registrant
                       and Paramount Capital, Inc. dated October 16, 1997 (1)
             27       Financial Data Schedule.
             99       Certain Factors that may Effect Future Results,
                       Financial Condition and the Market Price of
                       Securities.

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

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