Form 10KSB/A
period 1996-12-31
ENDOREX CORP
filed 1998-03-12
CIK 812796

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-KSB/A
                           AMENDMENT #3
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

ENDOREX CORPORATION
[A DEVELOPMENT STAGE ENTERPRISE]
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                          Transition                  Period
                                           Period                  February 15,
                                         February 1,                   1985
                                          1996 to    Year Ended  (Inception) to
                                        December 31, January 31,   December 31,
                                            1996        1996           1996
SBIR contract revenue                   $     -     $      -     $    100,000

Expenses:
  SBIR Contract Research and Development                               86,168
  Proprietary Research and Development   1,098,638      906,461     7,650,394
  Rent                                      43,288       39,128       398,691
  General and Administrative               865,831      317,244     2,966,257
                                       ------------ ------------ -------------
Total expenses                           2,007,757    1,262,833    11,101,510
                                       ------------ ------------ -------------
Loss from operations                    (2,007,757)  (1,262,833)  (11,001,510)

Other income                                  -            -            1,512
Interest income                             44,880       74,848       820,956
Interest expense                              -            -          (40,638)
                                       ------------ ------------ -------------
Loss before income taxes                (1,962,877)  (1,187,985)  (10,219,680

Income taxes                                  -            -             -

                                       ------------ ------------ -------------
Net Loss                               $(1,962,877) $(1,187,985) $(10,219,680)
                                       ============ ============ =============

Net Loss per share                           $(.17)       $(.23)       $(2.25)
Weighted Average Common Shares
    Outstanding                         11,811,766 	5,067,253     4,525,320

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



COOPERS & LYBRAND L.L.P.

Chicago, Illinois
April 11, 1997

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Endorex Corp.


We have audited the statements of operations, stockholders' equity, and cash flows of Endorex Corp. (formerly ImmunoTherapeutics, Inc.) (a development stage enterprise) for the year ended January 31, 1996 and the cumulative period from February 15, 1985 (date of inception)to January 31, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Endorex Corp. for the year ended January 31, 1996 and the cumulative period from February 15, 1985 (date of inception) to January 31, 1996, in conformity with generally accepted accounting principles.





MOORE STEPHENS,  P. C.
Certified Public Accountants
Cranford, New Jersey
March 15, 1996

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ENDOREX CORP.


                                /s/ Michael S. Rosen
                           By:  Michael S. Rosen
                                President & CEO

                                /s/ David G. Franckowiak
                                David G. Franckowiak
                                Vice President, Finance and Administration
                                (principal financial and accounting officer)

March 10, 1998