Form 10QSB/A
period 1997-09-30
ENDOREX CORP
filed 1998-03-12
CIK 812796

FORM 10-QSB/A
                                    AMENDMENT #2

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

                                                                   September 30,
                                                                       1997
ASSETS
Current assets:
 Cash and cash equivalents                                      $   800,707
 Prepaid Expenses                                                   131,527

                                                                ------------
    TOTAL CURRENT ASSETS                                            932,234

Leasehold improvements and equipment, net of
    accumulated amortization of $916,277.                            99,019
Patent issuance costs, net of accumulated
    amortization of $36,300.                                        260,382
                                                                ------------
       TOTAL ASSETS                                             $ 1,291,635
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $   252,988
                                                                ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value.
    Authorized 100,000 shares;
    none issued and outstanding                                          --
   Common stock, $.001 par value.
    Authorized 50,000,000 shares;
    issued 2,071,432; outstanding 1,952,790                           2,071
   Additional paid-in capital                                    13,674,776
   (Deficit) accumulated during the development stage           (12,194,450)
                                                                ------------
                                                                  1,482,397
   Less:
      Treasury Stock, at cost, 118,642 shares                      (443,750)
                                                                ------------
TOTAL STOCKHOLDERS' EQUITY                                        1,038,647
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,291,635
                                                                ============
<F/N>
See accompanying condensed notes to financial statements


                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                      Cumulative from
                               Nine Months            February 15, 1985
                               Ended September 30,   (date of inception)
                               1997            1996   to September 30, 1997

SBIR contract revenue    $        --   $        --    $    100,000

Expenses:
SBIR contract
 research and
 development                      --            --          86,168
Proprietary research
 and development           1,103,003       775,538       9,152,088
General and
 administrative              738,889       292,692       3,705,146
                         ------------  ------------   -------------
Total operating expenses   1,841,892     1,068,230      12,943,402
                         ------------  ------------   -------------
  (Loss) from operations  (1,841,892)   (1,068,230)    (12,843,402)

  Other income                    --            --           1,512
  Interest income             19,597        37,302         840,553
  Interest expense          (152,475)           --        (193,113)
                         ------------  ------------   -------------
  Net loss               $(1,974,770)  $(1,030,928)   $(12,194,450)
                         ============  ============   =============
  Net loss per share     $    (1.49)   $     (1.83)   $     (38.66)
  Weighted average
   common shares
   outstanding             1,329,322       562,655         315,392

<F/N>
See accompanying condensed notes to financial statements

                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)



                       Three Months Ended September 30,
                          1997         1996

SBIR contract revenue    $       --   $        --

Expenses:
SBIR contract
 research and
 development                     --            --
Proprietary research
 and development            369,006       196,952
General and
 administrative             226,211       137,979
                         -----------  ------------
Total operating expenses    595,217       334,931
                         -----------  ------------
  (Loss) from operations   (595,217)     (334,931)

  Other income                   --            --
  Interest income            11,648        17,521
  Interest expense         (152,475)           --
                         -----------  ------------
  Net loss               $ (736,044)  $  (317,410)
                         ===========  ============
  Net loss per share     $    (0.41)  $     (0.42)
  Weighted average
   common shares
   outstanding             1,810,230       760,122

<F/N>
See accompanying condensed notes to financial statements

                            ENDOREX CORP.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                             Cumulative from
                                   Nine months               February 15, 1985
                                   ended September 30,       (date of inception)
                                  1997        1996           to September 30,
1997
Net cash used in operating
 activities                   $(1,733,686)  $(1,030,928)     $(12,046,904)
                              ------------   -----------     -------------
INVESTING ACTIVITIES:
 Patent issuance cost             (64,945)      (19,755)         (397,688)
 Organizational costs
  incurred                            --             --              (135)
 Deposit on leasehold
  improvements                        --             --            (5,000)
 Purchase of leasehold
  improvements                        --             --          (414,671)
 Purchases of office
  and lab equipment               (52,977)       (5,219)         (606,776)
 Proceeds from assets
  sold                                --             --             1,000
                               -----------   -----------     -------------
Net cash used in
 investing activities            (117,922)      (24,974)       (1,423,270)
                               -----------   -----------     -------------
FINANCING ACTIVITIES:
Net proceeds from
 issuance of common
 stock                          1,746,408     1,324,999        12,666,284
Proceeds from exercise
 of options                            --       132,049           134,236
Proceeds from borrowings
 from President                        --            --            41,433
Repayment of borrowings
 from President                        --            --           (41,433)
Proceeds from borrowings
 under line of credit             287,490            --           587,490
Repayment of borrowings
 under line of credit            (287,490)           --          (587,490)
Proceeds from note
 payable to bank                       --            --           150,000
Payments on note
 payable to bank                       --            --          (150,000)
Proceeds from borrowings
 from stockholders                     --            --            15,867
Repayment of borrowings
 from stockholders                     --            --           (15,867)
Advances from parent
 Company                               --            --           135,000
Payments to Parent
 company                               --            --          (135,000)
Repayment of long-
 term note receivable                  --            --            50,315
Repayment of note
 payable issued in
 exchange for legal
 service                               --            --           (71,968)
Purchase of treasury
 stock                                 --            --          (443,750)
                               -----------   -----------     -------------
Net cash provided by
 financing activities           1,746,408     1,457,048        12,335,117
                               -----------   -----------     -------------
Net increase (decrease)
 in cash and cash
 equivalents                     (105,200)      547,230           800,707

Cash and cash equivalents at
 beginning of periods             905,907     1,146,351               --
                               -----------   -----------     -------------
Cash and cash equivalents at
 end of periods                $  800,707    $1,603,362      $    800,707
                               ===========   ===========     =============

Supplemental Disclosure of Cash Flow:
Cash paid for interest         $    4,929                    $     45,577
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

On May 19, 1997, the Company entered into a senior line of credit agreement with The Aries Funds, two of its major stockholders, pursuant to which the Company could borrow up to $500,000 (the "Bridge Loan"). The Bridge Loan accrued interest at the rate of 12% per annum and was due and payable on August 19, 1997. In consideration of the Bridge Loan, the Company has granted warrants to purchase an aggregate of 66,668 shares of Common Stock at an initial exercise price equal to the Offering Price of the Company's private placement. The exercise price of such warrants and the number of shares of common stock purchasable thereunder are subject to
adjustment in certain circumstances.   In connection with the issuance of
these warrants the Company recognized an expense in the amount of $147,546 This expense is included in interest expense in the accompanying consolidated statements of operations. Such warrants are exercisable from May 19, 1997 until May 19, 2002. On July 18, 1997, the Company paid the outstanding principal and interest on the Bridge Loan.

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

                                    ENDOREX CORP.



                                    /s/ Michael S. Rosen
                                    Michael S. Rosen
                                    President and CEO


                                    /s/ David G. Franckowiak
                                    David G. Franckowiak
                                    Vice President, Finance and Administration
                                    (principal financial and accounting officer)

