Form 10KSB
period 1997-12-31
ENDOREX CORP
filed 1998-03-27
CIK 812796

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------

                                  FORM 10-KSB

(MARK ONE)

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------

COMMISSION FILE NUMBER: 0-11572

                                 ENDOREX CORP.
                 (Name of small business issuer in its charter)

                  DELAWARE                                          41-1505029
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)
           900 NORTH SHORE DRIVE
            LAKE BLUFF, ILLINOIS                                      60044
  (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code: 847-604-7555

Securities registered under Section 12(b) of the Exchange Act:

                                                                          NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS                                          WHICH REGISTERED
-----------------------------------------------------       -----------------------------------------------------
                        None                                                        None

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for its most recent fiscal year were: $-0-.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 27, 1998 was $49,400,000. Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

     As of February 27, 1998 the issuer had 9,962,666 shares of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement of Endorex Corp. in connection with the annual meeting to be held on or about May 13, 1998 is incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Issuer:  Yes  [ ]     No  [X]

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

     Endorex Corp. (the "Company") is a development stage biotechnology company involved in oral drug delivery and cancer therapy.

     In August 1996, the Company hired Mr. Michael Rosen as its President and Chief Executive Officer. Prior to joining the Company, Mr. Rosen was a senior executive with several pharmaceutical and biotechnology companies. Under Mr. Rosen's direction, the Company has changed its original research and development focus on immunotherapy to create a new hybrid company with two components: 1) a novel cancer products company and 2) a platform drug delivery company. In addition, Mr. Rosen has eliminated drug discovery activities and focused the Company on acquiring complementary and more advanced stage technologies from key universities and government institutions.

     In October 1996, the Company established its majority owned subsidiary, Orasomal Technologies, Inc. ("Orasomal"), to develop its newly acquired oral delivery technology. In December 1996, Orasomal obtained an exclusive license from the Massachusetts Institute of Technology ("M.I.T.") for technology for the oral delivery of vaccines, allergens and therapeutics via stable liposomal technology. In July 1997, the Company formed another majority owned subsidiary, Wisconsin Genetics, Inc. ("WGI"), which signed an exclusive worldwide license agreement with the Wisconsin Alumni Research Foundation ("WARF"), the office designated to license discoveries made by University of Wisconsin -- Madison scientists, for the development and commercialization of a new cancer drug candidate, perillyl alcohol (POH).

     In January 1998, Endorex teamed up with Elan Corporation, plc ("Elan"), one of the leading drug delivery companies in the world, to establish a joint venture for the exclusive research, development and commercialization of oral vaccines. The joint venture will combine novel existing and future delivery systems of the two companies for the development of human vaccines, an estimated $4 billion market that is projected to increase to $7 billion by 2001, as well as for the estimated $2 billion veterinary vaccine market.

     The Company's business strategy is to develop products in the following areas: (1) Oral delivery of drugs and vaccines for which the only existing form of administration is injection and (2) Novel cancer drugs. To accomplish this, the Company seeks to identify novel products with good intellectual property positions from major research-based universities and in-license such technologies. As a result, the Company eliminated drug discovery activities, and now relies on state-of-the-art science at major universities and government institutions. This strategy eliminates development time, costs, and risks, as acquired products have already undergone extensive evaluation and development.

     The Company plans to develop its oral delivery systems for vaccines in a newly formed joint venture with Elan. The Company will continue to develop oral delivery of peptides, proteins and other therapeutics independently of the Elan joint venture. However, in both cases, the Company's goal will be to partner with major pharmaceutical companies desirous of "creating" an oral version of an existing or new injectable drug or vaccine, as well as extending the patent life of the product with the joint venture patents. Regarding the Company's cancer therapy program, it is the Company's intent to develop its own drugs through at least Phase II trials in the United States and then seek partners for further clinical development and marketing of these drugs for the three major markets:
U.S., Europe and Japan.

     The Company has no current plans to market or manufacture its own drugs. It will, however, seek strategic relationships for both of these activities.

     Endorex Corp. was incorporated in January 1987 as ImmunoTherapeutics, Inc, a wholly-owned subsidiary of BiologicalTherapeutics, Inc. ("BTI"). BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985. On March 30, 1987 BTI was merged into the Company. The Company's principal executive office is located at 900 North Shore Drive, Lake Bluff, Illinois 60044 and its telephone number is (847) 604-7555. The Company also has recently acquired new research and development laboratories located at 28101 N. Ballard Drive, Lake Forest, Illinois 60045.

RESEARCH AND DEVELOPMENT PROGRAMS

     Research and Development expenditures for the periods ending December 31, 1997 and 1996 were approximately $1.8 million and $1.1 million, respectively. The Company is directing its research and product development efforts in two areas: oral delivery systems and novel cancer therapy.

ORAL DELIVERY TECHNOLOGY

     Many macromolecules (proteins, peptides, antigens), cannot currently be delivered orally because they are degraded in the G.I. tract. This includes many of the new biotech therapies, but also includes hormones such as insulin, human growth hormones, etc. Additionally, it is estimated that 96% of all vaccines in the U.S. are currently injectable. Injections are painful, particularly in children and the elderly, and are more expensive to administer because they require a doctor or nurse, often in a hospital or out-patient setting. Oral delivery of drugs and vaccines is clearly less expensive and preferred by the patient.

     ORASOMAL -- Endorex formed Orasomal to develop a technology licensed from M.I.T. for the oral and mucosal delivery of vaccines, allergens, proteins and peptides via polymerized liposomes (the "Orasome(TM) technology"). The key inventor of this science is the renowned drug delivery expert, Robert Langer, Ph.D., who is a member of three National Academies (Science, Medicine and Engineering), author of 265 patents and 540 articles, and editor 12 books.

     This Orasome(TM) technology is based on lipids that can easily be assembled into structures that efficiently capture drugs and proteins, bypassing the destructive action of stomach acids and intestinal degradative enzymes -- while being taken up efficiently by crucial key cells in the intestinal tract. Because of the unique ability of these cross-linked liposomes to withstand the cleansing activity of bile salts, digestive enzymes, and gastric acids, this proprietary liposomal technology may be utilized practically and commercially for the oral delivery of many therapeutics.

     ELAN JOINT VENTURE -- Endorex recently formed with Elan a joint venture for the exclusive research, development and commercialization of oral vaccines. The joint venture will combine novel existing and future delivery systems of the two companies for the development of human and veterinary vaccines. The Company and Elan plan to expend approximately $1.5 million each in the first year to formalize the business plan, further develop the existing delivery systems of the two companies into a portfolio of technology for the oral delivery of vaccines, and develop preclinical data to introduce to vaccine companies for collaborations.

     PROTEINS AND PEPTIDES -- Orasomal continues to develop its Orasome(TM) technology for drugs, independent of the joint venture. Orally delivered hormones, such as insulin and human growth hormone are being evaluated in animal models at Johns Hopkins University Hospital. Orasomal also plans to evaluate oral delivery of allergens and cancer therapy. The Company believes the technology has application to oral delivery of cytokines, growth factors, gene therapy, as well as other hormones.

CANCER THERAPY

     Traditional cancer therapy relies on surgery, radiation and chemotherapy with limited efficacy in select tumors. Cancers can be divided into two groups:
1) potentially curable (e.g., testicular cancer and childhood leukemia) and 2) treatable with varying degrees of response.

     New directions in cancer therapy include gene therapy, cell therapy, angiogenesis inhibitors, photodynamic therapy, immunotherapy, novel sources of traditional chemotherapy (e.g., natural plants and marine organisms). The Company's cancer program is focusing on these last two areas: immunotherapy and natural cancer therapy.

     IMMUNOTHERAPY PROGRAM -- Endorex is working in two aspects of immunotherapy: macrophage activators and vaccine adjuvants. The objective of immunotherapy is to stimulate or enhance the body's own immune system to defend itself against disease or infection.

     Macrophages are one of the body's key cell types involved in the first line defense against invading microbes and metastasizing cancer cells. Along with other cells found in the blood, macrophages or "scavenger cells" recognize and destroy cancer cells and foreign invaders by directly engulfing them or secreting substances that directly kill the undesirable cells or invaders. However, in order to perform this function efficiently, macrophages must be triggered to produce lymphokines, antimicrobial substances, cellular recognition molecules, and other molecules involved in the process. The macrophage activation process can be triggered effectively in humans by one of the Company's patented compounds, ImmTher(R), a macrophage activator derived from muramyl dipeptide (MDP), a naturally occurring component of bacterial cell walls that has the capacity to activate macrophages. ImmTher has been evaluated in Phase I and II trials in large tumors in advanced stage colorectal cancer and melanoma patients. The drug has a favorable toxicity profile and, as stand-alone therapy, impeded disease progression in some patients, but it was evident that this type of therapy is not particularly effective for large tumors. Currently, in conjunction with M.D. Anderson Cancer Center of The University of Texas, Endorex has initiated a new Phase II trial with ImmTher as an agent to treat micrometastic disease associated with key pediatric tumors following surgery and intensive chemotherapy.

     Adjuvants are agents designed to increase the body's immune response to an antigen that is the basis of a particular vaccine. Many new vaccines, resulting from recombinant DNA technology and peptide chemistry, invoke less than desired immune responses that need bolstering for even minimal effectiveness. Endorex has developed another compound related to MDP, Theramide(TM), which is capable of inducing protective responses to several experimental vaccines for certain cancers and chronic infections. Endorex believes that Theramide may have widespread application to boost the body's response to many new and old vaccines. The Company is currently evaluating the efficacy of this vaccine adjuvant in several infectious disease vaccines and in conjunction with a tumor vaccine.

     NATURAL CANCER THERAPY -- In 1997, WGI signed an exclusive worldwide license agreement with the WARF for the development and commercialization of a new cancer drug, PERILLYL ALCOHOL ("POH"). POH is a synthetic compound that is a member of a new class of anti-cancer agents, monoterpenes, which have shown anti-tumor and preventative activity against a wide range of tumor types in preclinical studies at non-toxic dose levels. Monoterpenes are natural compounds produced by plants and are found in commonly consumed fruits and vegetables, and have multiple cellular effects including the modulation of the cellular levels of growth factors and their receptors.

     Monoterpenes selectively inhibit cell growth in a wide variety of rodent tumors and human cancer cell lines and also act to induce programmed cell death (apoptosis). A group of investigators at the University of Wisconsin have led the development of this new class of compounds with the support of the National Cancer Institute ("NCI"). POH has completed Phase I human trials sponsored by the NCI at several centers including the University of Wisconsin, Yale University, Fox Chase Cancer Center and is completing a trial at Memorial Sloan Kettering Cancer Center. Based on results obtained in over 70 cancer patients in Phase I trials during the last 22 months, the University of Wisconsin Comprehensive Cancer Center has begun enrollment of patients in NCI-sponsored Phase II studies for breast and prostate cancer. A third multi-center, NCI sponsored Phase II trial is being conducted by The Eastern Cooperative Oncology Group (ECOG) for evaluation of POH in advanced epithelial ovarian cancer.

GOVERNMENT REGULATION

     Prior to marketing, each of the Company's products must undergo an extensive regulatory approval process conducted by the FDA and applicable agencies in other countries. The Company is currently conducting Phase II clinical trials for its two cancer drugs, perillyl alcohol and ImmTher. See also "Certain Factors that may Effect Future Results, Financial Condition and the Market Price of Securities Government Regulation -- Need for FDA and Other Regulatory Approval."

     In connection with those trials, the FDA has approved an Investigational New Drug (IND) application permitting the evaluation of these drugs in human patients based on results of studies in animals.

PATENTS AND OTHER PROPRIETARY RIGHTS

     The Company relies on patent rights, trade secrets and nondisclosure agreements to establish and protect its proprietary rights in its technologies. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights in its processes and products to the same extent as do the laws of the United States.

     The Company currently has the following patent portfolio in the United
States: (1) The Company has two issued patents and two pending, (2) Orasomal has one notice of allowance and two pending applications, and (3) WGI has two issued patents. In addition, the Company has numerous foreign patents issued and patent applications pending.

EMPLOYEES

     The Company currently has thirteen (13) full-time employees. Nine full-time research and development personnel are currently employed in drug development and quality control, including one M.D. and five Ph.D.'s. It expects to have 19 employees by the end of 1998 with the addition of at least three Ph.D.'s.

     During the last fourteen months, the Company has hired a new management team. In addition to Michael Rosen, CEO, the Company hired Robert Brey, Ph.D. as Vice President, Research and Development. Dr. Brey is the key scientific executive for the Orasome technology, including the Elan joint venture. David G. Franckowiak, CPA, CMA was hired in April 1997 as Controller/Treasurer and was promoted to Vice President, Finance and Administration in January 1998. In November 1997, Rick Wilson, MD, JD joined as Executive Vice President and Chief Scientific Officer of WGI. He was appointed Executive Vice President, Clinical Development and Regulatory Affairs of the Company in January 1998 and is responsible for the Company's clinical development of ImmTher and POH.

     In February 1998, the Company announced moving its North Dakota research and development operations to a new facility in Chicago. In addition, Gerald Vosika, M.D., Chairman of the Board and Scientific Director, resigned to pursue scientific activities with a new start-up biotech company based in Fargo, ND. The Company is negotiating an out-license to the new company for development of non-competing technology that was initiated at Endorex.

CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

     NEED FOR SUBSTANTIAL ADDITIONAL FUNDS, RISK OF INSOLVENCY. The Company had approximately $15.7 million of cash, cash equivalents and marketable securities at December 31, 1997. The Company may be required to seek additional financing in the future to continue operations during such period in the event of cost overruns, unanticipated expenses, a determination to pursue additional research projects, or the failure to receive funds anticipated from other sources. The Company will require substantial additional funds to finance its business activities on an ongoing basis. The Company's actual future capital requirements will depend on numerous factors, including, but not limited to, costs associated with technologies and products which it may license from third parties, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses to patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other additional funds.

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

     EARLY STAGE OF DEVELOPMENT. The Company is a development state enterprise and expects no significant revenue from the sale of products in the near future. The Company's proprietary immunomodulator, ImmTher, has completed some Phase II clinical trials for cancer with limited response in gross metastatic disease and its immuno-adjuvant, Theramide, has completed a Phase I clinical trial for cancer. The Company plans to initiate new Phase II clinical trials for ImmTher in treating micro-metastasis in pediatric sarcomas with two major cancer centers. For Theramide, the Company is completing preclinical data for new phase I trials as an adjuvant for a vaccine program. Additionally, POH has completed several Phase I trials as an anti-cancer drug and has started three Phase II trials in breast, ovarian and prostate cancers. The Company's oral delivery technology is in the preclinical evaluation stage. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with early-stage biopharmaceutical development. The risks include, but are not limited to, the possibilities that any or all of the Company's potential products will be found to be ineffective or toxic, or fail to receive necessary regulatory clearances in the United States or abroad. To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, introduce and successfully market through a larger pharmaceutical partner at a profit, products that are currently in the research and development phase. The Company is currently not profitable, and no assurance can be given that the Company's research and development efforts will be successful, that required regulatory approvals will be obtained, that any of the Company's proposed products will be safe and effective, that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance, or that such products can be marketed at prices that will allow profitability to be achieved or sustained. Failure of the Company to successfully develop, obtain regulatory approval for, introduce and market its products under development would have a material adverse effect on the business, financial condition and results of operations of the Company.

     HISTORY OF LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS. The Company has experienced significant operating losses since its inception, and expects to incur losses for the next several years. As of December 31, 1997, the Company's accumulated deficit was $13.5 million. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the success of the Company in securing collaborative partners and the progress of research and preclinical and clinical development programs. The Company's ability to attain profitability will depend, among other things, on its successfully completing development of its product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing capabilities and obtaining sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

     DEPENDENCE ON ELAN JOINT VENTURE. As described more fully under "Description of Business -- Research and Development Programs," the Company recently established a joint venture with Elan for the exclusive research, development and commercialization of oral and mucosal prophylactic and therapeutic vaccines. As part of the joint venture, the Company will be obligated to fund the Elan joint venture's research and development activities, in an amount of approximately $1,500,000 during the first year of the joint venture and in proportion to its ownership interest in the joint venture thereafter. In the event that the Company is unable to have sufficient resources to meet its obligations under the Elan joint venture, or if by meeting those funding obligations, the Company is therefore unable to have sufficient resources to fund its other research and development activities, such funding obligations could have a material adverse effect on the Company's business, financial condition or results of operations.

     LIMITED EXPERIENCE AND DEPENDENCE ON THIRD PARTIES FOR COMPLETION OF CLINICAL TRIALS, MANUFACTURING AND MARKETING. The Company has no experience with receipt of government approvals or marketing pharmaceutical products and has limited experience with clinical testing and manufacturing. The Company may seek to form alliances with established pharmaceutical companies for the testing, manufacturing and marketing of, and pursuit of regulatory approval for, its products. There can be no assurance that the Company will be successful in forming such alliances or that the Company's partners would devote adequate resources to, and successfully market, the Company's products. If the Company instead performs such tasks itself, it will be required to develop expertise internally or contract with third parties to perform these tasks. This will place increased demands on the Company's resources, requiring the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could materially adversely affect prospects for the Company's success. All of the Company's scientific and clinical advisors are employed by others and may have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company.

     RELIANCE ON PATENTS AND OTHER PROPRIETARY RIGHTS. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's success will depend, in part, on its ability to obtain protection for its products and technologies under United States and foreign patent laws and other intellectual property laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that the research conducted by or on behalf of the Company will result in any patentable technology or products. Even if patents are obtainable, the procedure for obtaining patents is expensive, time consuming and can be subject to lengthy litigation. No assurance can be given that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional products that are patentable, that any issued patent will provide the Company with any competitive advantage or adequate protection for its inventions or will not be challenged by others, or that the patents of others will not have an adverse effect on the ability of the Company to do business. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patented products developed by the Company. Moreover, it is possible, with respect to some patentable items, that the Company may conclude that better protection would be afforded by not seeking patents. Although the Company has endeavored, and will continue to endeavor, to prevent disclosure of any confidential information by adopting a policy to bind its scientific advisors and scientific and management employees and consultants by confidentiality agreements. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, or that the Company can effectively protect its rights to its unpatented trade secrets. Any such discovery or disclosure would likely have an adverse effect on the Company. The Company currently has several patents issued and patent applications pending in the United States and foreign countries. Although the Company intends to apply for additional patents, there can be no assurance that the Company will obtain patents either under the pending applications or any future applications or that any of its existing or any future patent will provide effective protection against competitive products. If patent or other proprietary rights cannot be obtained and maintained by the Company, its products may face significantly increased competition.

     The application of patent law to the area of biotechnology is relatively new and has resulted in considerable litigation. The ability of the Company to obtain patents, licenses and similar rights and the nature, extent and enforceability of the intellectual property rights, if any, that are obtained as a result of its research programs involve complex legal and factual issues. For example, the Company is dependent upon its license of oral delivery technology from M.I.T. and its license of POH from the WARF. No assurance can be given that the technology underlying such license will be profitable, or that the Company will retain its license for such technology or that the Company will obtain patent protection outside the United States. The issues are more significant with respect to any product based upon natural substances, for which available patent protection may be limited due to the prior use or reported utility of such products (or their natural sources) to treat various disorders or diseases. There can be no assurance as to the degree of protection that proprietary rights, when and if established, will afford the Company. To the extent that the Company relies on trade secret protection and confidentiality agreements to protect technology, there can be no assurance that others will not independently develop similar technology, or otherwise obtain access to the Company's findings or research materials embodying those findings.

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

     UNCERTAINTY OF CLINICAL TRIALS AND RESULTS. The results of clinical trial and preclinical testing for the Company's products are subject to varying interpretations. Furthermore, studies conducted with alternative designs or on alternative populations could produce results that vary from those expected. Therefore, there can be no assurance that the results or the Company's interpretation of them will be accepted by governmental regulators or the medical community. Even if the development of the Company's products in the preclinical phase advances to the clinical stage, there can be no assurance that they will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if new products are approved for sale, there can be no assurance that they will be commercially successful. The Company may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's business, financial condition or results of operations. No assurance can be given that the Company will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors.

     UNCERTAINTY OF HEALTH CARE REFORM MEASURES. Federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of reforms to the health care systems in the United States and abroad. The Company cannot predict what health care reform legislation, if any, will be enacted in the United States or elsewhere. Significant changes in the health care system in the United States or elsewhere are likely to have a substantial impact over time on the manner in which the Company conducts its business. Such proposals and changes could have a material adverse effect on the Company's ability to raise capital. Furthermore, the Company's ability to commercialize its potential products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective corporate partners with respect to certain of the Company's proposed products.

     UNCERTAIN EXTENT OF PRICE FLEXIBILITY AND THIRD-PARTY REIMBURSEMENT. The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third party payers are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care providers are instituting could affect the Company's ability to sell its products and may have a material adverse effect on the Company.

     GOVERNMENT REGULATION; NEED FOR FDA AND OTHER REGULATORY APPROVAL. Prior to marketing, each of the Company's products must undergo an extensive regulatory approval process conducted by the U.S. Food and

Drug Administration (the "FDA") and applicable agencies in other countries. The process, which focuses on safety and efficacy and includes a review by the FDA of preclinical testing and clinical trials and investigating as to whether good laboratory and clinical practices were maintained during testing, takes many years and requires the expenditure of substantial resources. The Company is, and will be dependent on the external laboratories and medical institutions conducting its preclinical testing and clinical trials to maintain both good laboratory practices established by the FDA and good clinical practices. Data obtained from preclinical and clinical testing are subject to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in FDA policy for drug approval during the period of development and by the requirement for regulatory review of each submitted Product License Approval or New Drug Application. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any of the Company's product candidates. Moreover, such approval may entail significant limitations on the indicated uses for which a drug may be marketed. Even if such regulatory approval is obtained, a marketed therapeutic product and its manufacturer are subject to continual regulatory review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturing, including withdrawal of such product from the market. Change in the manufacturing procedures used by the Company for any of the Company's approved drugs are subject to FDA review, which could have an adverse effect upon the Company's ability to continue the commercialization or sale of a drug. The process of obtaining FDA and foreign regulatory approval is costly and time consuming, and there can be no assurance that any product that the Company may develop will be deemed to be safe and effective by the FDA. The Company will not be permitted to market any product it may develop in any jurisdiction in which the product does not receive regulatory approval.

     The Company is also subject to various foreign, federal, state and local laws, regulations and recommendations (collectively "Governmental Regulations") relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research and development work and manufacturing processes. Included in this area is Good Manufacturing Practices ("GMP") compliance and its European equivalent, ISO 9000. Currently, the Company's manufacturing activities for preclinical and clinical supplies are not fully in GMP compliance, although the Company expects to reach full compliance in the near future. There can be no assurance that the Company will achieve such compliance. Although the Company believes it is in compliance with all other Governmental Regulations in all material respects there can be no assurance that the Company will not be required to incur significant costs to comply with Governmental Regulations in the future.

     COMPETITION; TECHNOLOGICAL CHANGE. There is substantial competition in the pharmaceutical field in general and in vaccine development and lyposomal formulation in particular. The Company's competitors include companies with financial resources, and licensing, research and development staffs and facilities substantially greater than those of the Company. Competitors in the vaccine development field include major pharmaceutical companies, specialized biotechnology firms, universities and governmental agencies, including American Home Products, the Merck Company, SmithKline Beecham, MedImmune, Aviron and Chiron. Competitors in the liposomal formulation field include The Liposome Company, NexStar and Sequus. Competitors in the field of the oral delivery of drugs include Emisphere, which is currently in Phase I trials for oral heparin and in preclinical development with an oral human growth hormone, and Cortecs, which has several products in clinical development. Many competitors have greater experience than the Company in undertaking preclinical testing and clinical trials and obtaining FDA and other regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing similar technologies and products more rapidly than the Company and that these technologies and products will not be more effective than any of those that are being or will be developed by the Company, or that such competitors' technologies and products will not render the Company's technologies and products obsolete or noncompetitive.

     MANUFACTURING AND MARKETING CAPABILITIES. The Company does not now have, and probably will not have in the foreseeable future, the resources to manufacture or directly market on a large commercial scale any products which it may develop. In connection with the Company's research and development activities, it will seek to enter into collaborative arrangements with pharmaceutical companies to assist in funding development costs, including the costs of clinical testing necessary to obtain regulatory approvals. It is expected that these entities will also be responsible for commercial scale manufacturing which must be in compliance with applicable FDA regulations. The Company anticipates that such arrangements may involve the grant by the Company of the exclusive or semi-exclusive right to sell specific products to specified market segments in particular geographic territories in exchange for a royalty, joint venture, future co-marketing or other financial interest. The Company believes that these arrangements will be more effective in promoting and distributing therapeutic products in the United States in view of the Company's limited resources and the extensive marketing networks and large advertising budgets of large pharmaceutical companies. To date, the Company has not entered into any collaborative marketing agreements or distributorship arrangements for any of its proposed products and there can be no assurance that the Company will be able to enter into any such arrangements on favorable terms or at all. The Company may ultimately determine to establish its own manufacturing and/or marketing capability, at least for certain products, in which case it will require substantial additional funds and personnel.

     USE OF HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS. The Company's research and development involves the controlled use of small quantities of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, nor that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

     PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE. The testing and marketing of pharmaceutical products entails an inherent risk of exposure to product liability claims from adverse effects of products. The Company has obtained liability insurance with limits of liability of $1,000,000 for each claim and $3,000,000 in the aggregate. There is no assurance that current or future policy limits will be sufficient to cover all possible liabilities. Further, there can be no assurance that adequate product liability insurance will continue to be available in the future or that it can be maintained at reasonable costs to the Company. In the event of a successful product liability claim against the Company, lack or insufficiency of insurance coverage could have an adverse effect on the Company.

     DEPENDENCE ON KEY PERSONNEL AND SCIENTIFIC ADVISORS; EVOLUTION OF MANAGEMENT. The Company is dependent on the principal members of its management and scientific staff, the loss of whose services could impede the achievement of development objectives. Furthermore, as the Company's focus evolves, the Company's need for certain skills may diminish and the need for other skills may arise. Thus, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success and may lead to further evolution of the Company's management. Although the Company believes it will be successful in attracting and retaining skilled and experienced scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition among numerous pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and managers.

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

     LIMITED PERSONNEL; DEPENDENCE ON CONTRACTORS. The Company has thirteen full-time employees. With these exceptions, the Company relies, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services with regard to clinical research. There can be no assurance that their services will continue to be available to the Company on a timely basis when needed, or that the Company could find qualified replacements. The Company's advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information. However, there can be no assurance that the Company will be able to maintain the confidentiality of the Company's technology, the dissemination of which could have a material adverse effect on the Company's business, financial condition or results of operations.

     CONDUCTING BUSINESS ABROAD. Although the Company currently does not conduct business outside the United States, it is in discussions with potential strategic partners for the in-licensing and out-licensing of technology and the development and marketing of its products. No assurance can be given that the Company will be able to establish arrangements covering foreign countries, that the necessary foreign regulatory approvals for its product candidates will be obtained, that foreign patent coverage will be available or that the development and marketing of its products through such licenses, joint ventures or other arrangements will be commercially successful. The Company may also have greater difficulty obtaining proprietary protection for its products and technologies outside the United States rather than in it, and enforcing its rights in foreign courts rather than in United States courts.

     LIMITED AVAILABILITY OF NET OPERATING LOSS CARRY FORWARDS. For Federal income tax purposes, net operating loss and tax credit carryforwards as of December 31, 1997 are approximately $5,224,000 and $322,000, respectively. These carryforwards will expire beginning in 2004 through 2011. The Tax Reform Act of 1986 provided for a limitation on the use of net operating loss and tax credit carryforwards following certain ownership changes. The Company believes that the Private Placement, together with certain prior issuances of Common Stock, is likely to restrict severely the Company's ability to utilize its net operating losses and tax credits. Additionally, because U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income tax liabilities, the Company may not be able to fully utilize its net operating loss and tax credits for federal income tax purposes.

     POTENTIAL VOLATILITY OF PRICE; LOW TRADING VOLUME. The market price of the Common Stock, like that of many other development-stage public pharmaceutical or biotechnology companies, has been highly volatile and may continue to be in the future. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, disclosure of results of preclinical and clinical testing, adverse reactions to products, governmental regulation and approvals, developments in patent or other proprietary rights, public or regulatory agency concerns as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Common Stock and its other equity securities. In addition, in general, the Common Stock has been thinly traded on the OTC Bulletin Board, which may affect the ability of the Company's stockholders to sell shares of the Common Stock in the public market. There can be no assurance that a more active trading market will develop in the future.

     RISKS OF LOW-PRICED STOCK; POSSIBLE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES. Since the Company's securities are not listed on a national securities exchange nor listed on a qualified automated quotation system, they are, under certain circumstances, subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may affect the ability of broker-dealers to sell the Company's securities and may materially adversely affect the ability of purchasers in this Offering to sell any of the securities acquired hereby, after subsequent registration, in the secondary market.

     The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

     The foregoing required penny stock restrictions will not apply to the Company's securities so long as the Company meets certain minimum net tangible assets or average revenue criteria. Even while the Company's securities are exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

     DIVIDENDS. The Company has never paid cash dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

     CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST. Steve
H. Kanzer, C.P.A., Esq., a director of the Company, is a Senior Managing Director of the Paramount Capital, Inc. ("Paramount"). Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager and general partner of The Aries Fund, a Cayman Island Trust, and the Aries Domestic Fund, L.P., respectively. Lindsay A. Rosenwald, M.D., the President and sole stockholder of PCAM, is also the President and sole stockholder of the Paramount. Dr. Rosenwald is also President and sole stockholder of Paramount Capital Investment LLC, a merchant banking and venture capital firm specializing in biotechnology companies ("PCI"). In addition, certain officers, employees and/or associates of the Paramount and/or its affiliates own securities in the Company's subsidiaries. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and purchasers of the securities offered hereby should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

     CONCENTRATION OF OWNERSHIP AND CONTROL. The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. In particular, pursuant to the placement agency agreement relating to the private placement completed in October 1997 (the "Private Placement"), so long as 50% of the shares sold in the Private Placement ("Placement Shares") remain outstanding and subject contractual rights described in the subscription agreement between the Company and each signatory thereto (the "Subscription Agreements"), the Company may not do any of the following without the Paramount's prior approval: (i) issue or increase the authorized amount or alter the terms of any securities of the Company senior to, or on parity with, the Placement Shares with respect to voting, liquidation or dividends, (ii) alter the Company's charter documents in any manner that would adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the Placement Shares or of certain contractual rights described in the Subscription Agreements, (iii) incur indebtedness in excess of $1,000,000, (iv) incorporate or acquire any subsidiaries and (v) enter any transactions with affiliates of the Company. In addition, the Company's Board of Directors cannot exceed seven persons without the prior written consent of the Paramount's. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also, "-- Certain Interlocking Relationships; Potential Conflicts of Interest."

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases approximately 1,500 square feet in Lake Bluff, Illinois. This space constitutes the Company's executive offices. This space is leased through December 31, 1998. The lease provides the Company two options to renew the lease for one year each. In addition, the Company leases approximately 7,500 square feet in Lake Forest, Illinois. This space constitutes the Company's research and development facility. This space is leased through December 31, 2000. The lease provides that the Company with an option to renew the lease for an additional three years. The Company believes that its current leased facilities will be sufficient to meet the Company's needs for the foreseeable future and that suitable additional space will be available if and as needed.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Quotations for the Company's Common Stock appear in the "pink sheets" published by the National Quotations Bureau, Inc. and on the "Bulletin Board" of the National Association of Securities Dealers, Inc. The following table sets forth the high and low bid quotations, as provided by the National Quotation Bureau, Inc., for the Company's Common Stock during the period February 1, 1996 through February 27, 1998. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. All prices have been adjusted for the one-for-fifteen reverse stock split effected by the Company on June 11, 1997.

                                                HIGH BID       LOW ASK
                                                --------       -------
1996........................  1st Quarter       $ 3.150        $ 1.200
                              2nd Quarter       $33.188        $ 2.340
                              3rd Quarter       $23.445        $13.125
                              4th Quarter       $15.000        $ 8.445
1997........................  1st Quarter       $12.188        $ 7.969
                              2nd Quarter       $ 7.200        $ 2.750
                              3rd Quarter       $ 2.938        $ 2.750
                              4th Quarter       $ 6.500        $ 2.938
1998........................  1st Quarter       $ 8.625        $ 6.000

     As of February 27, 1998, the Company had approximately 1,128 stockholders of record.

     In connection with a senior line of credit agreement entered into by the Company with two of its major stockholders, Aries Domestic Fund, L.P. and The Aries Fund, on May 19, 1997, the Company granted warrants to purchase an aggregate of 66,668 shares of Common Stock at an initial exercise price equal equal to the offering price of the Company's Private Placement (as defined below), subject to adjustment under certain circumstances. Such warrants are exercisable from May 19, 1997 until May 19, 2002.

     Pursuant to the Private Placement, the Company issued and sold an aggregate of 8,648,716 shares of Common Stock to certain accredited investors on July 16, October 10 and October 16, 1997, in consideration of an aggregate amount of $20,000,000. The net proceeds to the Company, after deducting commissions and expenses of Paramount, were $17,400,000.

     In connection with the Private Placement, the Company issued and sold to the Placement Agent and/or its designees warrants (the "Placement Warrants") to purchase up to an aggregate of 864,865 shares of Common Stock and, in connection with the execution of a financial advisory agreement, dated October 16, 1997, between the Company and the Placement Agent, the Company issued and sold to the Placement Agent warrants (the "Advisory Warrants") to purchase up to an aggregate of 1,297,297 shares of Common Stock. The Placement Warrants and the Advisory Warrants are exercisable beginning on April 16, 1998 until April 16, 2003, at an exercise price of $2.54375 per share, subject to adjustment under certain circumstances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATION

     The following "Plan of Operation" provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements, including those set forth in "Business -- Certain Factors that may Effect Future Results, Financial Condition and the Market Price of Securities."

     The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future. The Company's proprietary immunomodulator, ImmTher, has completed some Phase II clinical trials for cancer with limited response in gross metastatic disease and its immuno-adjuvant, Theramide, has completed a Phase I clinical trial for cancer. The Company has initiated new Phase II clinical trials for ImmTher in treating micrometastasis in pediatric sarcomas with two major cancer centers and new preclinical programs as an anti-infective agent in immuno-compromised patients. For Theramide, the Company is completing preclinical data for new Phase I trials as an adjuvant for a vaccine program.

     In January 1998, Endorex formed, with Elan, a joint venture for the exclusive research, development and commercialization of oral vaccines. The joint venture will combine novel existing and future delivery systems of the two companies for the development of vaccines. The joint venture plans to select a few key vaccines for testing in and further development of the delivery systems during 1998 and to build a data package which may attract interest from vaccine companies.

     Orasomal has initiated preclinical evaluation of at least one new product utilizing its proprietary oral delivery system, and plans to expand, during 1998, its oral delivery program for proteins and peptides including insulin and human growth hormone. Orasomal plans to select products for this program that are only available in injectable form and for which oral therapy is not available. Orasomal believes its technology, if effective, will increase patient compliance and ease of administration of therapy.

     On August 1, 1997, WGI signed an exclusive worldwide license agreement with the WARF, for the development of a new cancer therapy. The new drug, perillyl alcohol (POH), has completed Phase I human trials sponsored by the National Cancer Institute (NCI) at several cancer centers. WGI has initiated NCI-sponsored Phase II trials for breast, prostate and ovarian cancer. The Company has the option to license another perillyl alcohol analog with WARF and recently exercised this option. WGI intends to initiate reformulation work of POH during 1998.

     On December 31, 1997 and 1996, the Company had cash and cash equivalents of $15,706,374 and $905,907, respectively, and working capital of $15,212,680 and $824,821, respectively. On January 21, 1998, in connection with financing the Elan joint venture, Elan purchased $2 million in common stock for cash.

     The Company's current level of research and development activities requires the expenditure of approximately $350,000 per month. The Company may be required to seek additional financing in the future to continue operations during such period in the event of cost overruns, unanticipated expenses, a determination to pursue additional research projects, or the failure to receive funds anticipated from other sources. The Company's actual future capital requirements will depend on numerous factors, including, but not limited to, costs associated with technologies and products which it may license from third parties, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses to patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other additional funds.

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

     The Company does not intend to significantly increase employees during the next twelve months, but will recruit some key personnel to accelerate preclinical development of products. It expects to have 19 employees by year-end.

     The Company uses a number of outside consultants skilled in the area of government regulatory management, clinical trial management, Good Manufacturing Practices ("GMP") and business development. The Company also formed a Drug Delivery Scientific Advisory Board for which it appointed as co-chairman of such Board, Robert Langer, Ph.D., Professor of Biomedical Engineering of M.I.T. and Henry Brem, M.D., Director of Neurosurgical Oncology at Johns Hopkins Hospital. Both individuals are recognized leaders in drug delivery systems. Dr. Langer is a co-inventor of the Orasome(TM) technology currently under development by Orasomal and licensed from M.I.T. WGI formed Scientific Advisory Board comprised of a select group of oncologists to guide the clinical development of the Company's cancer drugs.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Company utilizes personal computers, software packages developed by 3rd parties and a service bureau for payroll. The Company is currently in the process of determining and coordinating the action necessary to provide uninterrupted, normal operation of business-critical systems. It is anticipated that the evaluation will be completed by December 31, 1998, allowing adequate time arranging alternative software and services, if necessary. Management believes that the Year 2000 problem will not pose significant operational problems and that the total costs associated with Year 2000 issues will not have a material effect on the consolidated results of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

     On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Earnings per share have been presented on the Consolidated Statement of Operations in accordance with SFAS No. 128 for the current and prior periods. As operations resulted in a net loss for all periods presented, diluted earnings per share are the same as basic earnings per share due to the antidilutive effect of potential dilutive common shares.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". In February 1998, FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." The Company does not expect the effect of the adoption of these pronouncements to have a material effect on results of operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS.

     Pursuant to Rule 12b-23, the financial statements set forth on pages F-1, et seq attached hereto are incorporated herein by reference. The financial statements attached hereto reflect adjustments relating to accounting for the fair value of stock warrants issued in connection with certain financial agreements. These adjustments were not reflected in the Company's results previously reported in a press release and the Fourth Quarter Report 1997 sent to stockholders. The impact of these non-cash adjustments increased the net loss for the year ended December 31, 1997 by $476,046.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     From February 1, 1996 to January 20, 1997, the Company did not change independent public accountants.

     The engagement of the Company's former independent public accountants, Moore Stephens, P.C. ("MS"), ended on January 20, 1997.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following financial statements are filed as part of this report:

        Financial Statements.
        (1)      Balance Sheet as of December 31, 1997.
        (2) Statements of Operations for the periods ended December 31, 1997 and 1996 and cumulative from February 15, 1985 (date of inception) to December 31, 1997.
        (3)      Statements of Cash Flows for the periods ended December 31,
                 1997 and 1996 and cumulative from February 15, 1985 (date of inception) to December 31, 1997.
        (4) Statements of Stockholders' Equity for the period from February 15, 1985 (date of inception) to December 31, 1997.
        (5)      Notes to Financial Statements.
        (6)      Independent Accountants' Report.

     (b) Reports on Form 8-K

     During the fiscal quarter ended December 31, 1997 the Company did not file any Current Reports on Form 8-K.

     (c) Exhibits:

         3.1        Certificate of Incorporation of Company.(1)
         3.2        Certificate of Ownership and Merger filed March 30, 1987.(1)
         3.3 Certificate of Amendment to Certificate of Incorporation filed September 7, 1989.(2)
         3.4 Certificate of Amendment to Certificate of Incorporation filed November 13, 1990.(3)
         3.5 Certificate of Amendment to Certificate of Incorporation filed May 29, 1991.(3)
         3.6 Certificate of Amendment to Certificate of Incorporation filed February 27, 1992.(3)
         3.7 Certificate of Amendment to Certificate of Incorporation filed February 27, 1992.(3)
         3.8 Certificate of Amendment to Certificate of Incorporation filed June 29, 1993.(7)
         3.9 Certificate of Amendment to Certificate of Incorporation filed April 15, 1996.(7)
         3.10 Certificate of Amendment to Certificate of Incorporation filed June 10, 1997.
         3.11 Series B Preferred Certificate of Designations, Preferences and Rights filed January 21, 1998.
         3.12       By-laws of Company.(1)
         4.1        Specimen Common Stock Certificate.(1)
         4.2        Warrant for the Purchase of 864,865 shares of Common
                    Stock.(8)
         4.3        Warrant for the Purchase of 1,297,297 shares of Common
                    Stock.(8)
         4.4        Warrant for the Purchase of 230,770 shares of Common Stock.
        10.1        Patent License Agreement dated December 16, 1996 between the
                    Company and Massachusetts Institute of Technology.(7)
        10.2        Consultation Agreement dated as of September 1, 1996 between the Company and Kenneth Tempero, Ph.D., M.D.(7)
        10.3        Employment Agreement dated July 25, 1996 between the Company and Michael S. Rosen.(5)
        10.4        Employment Agreement dated December 1, 1996 between the
                    Company and Robert N. Brey.(7)

        10.5        Purchase Agreement dated March 1, 1996 between the Company and Dominion Resources, Inc.(4)
        10.6        Purchase Agreement dated as of June 13, 1996 between the
                    Company, Dominion Resources, Inc., The Aries Fund and The
                    Aries Domestic Fund, L.P.(7)
        10.7        Purchase Agreement dated as of June 26, 1996 between the
                    Company, The Aries Fund and The Aries Domestic Fund, L.P.(7)
        10.8        Incentive Stock Option Plan.(1)
        10.9        Lease dated April 28, 1993 between the Company and Landmark
                    Investors.(7)
        10.10       Office Lease dated September 18, 1996 between the Company
                    and American National Bank & Trust Company of Chicago, as
                    amended.(7)
        10.11       Placement Agency Agreement between the Company and Paramount
                    Capital, Inc. dated July 1, 1997.(8)
        10.12       Side Letter #1 to Placement Agency Agreement.(8)
        10.13       Form of Subscription Agreement for the purchase of Common
                    Stock.(8)
        10.14       Financial Advisory Agreement between the Company and
                    Paramount Capital, Inc. dated October 16, 1997.(8)
        10.15       Lease dated December 19, 1997 between the Company and Howard
                    M. Ruskin.
        10.16+      Joint Development and Operating Agreement, dated as of
                    January 21, 1998, between the Company, Elan Corporation,
                    plc, Orasomal Technologies, Inc. and Endorex Vaccine
                    Delivery Technologies, Inc.
        10.17+      Securities Purchase Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd.
        10.18       Registration Rights Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd.
        10.19+      License Agreement, dated as of January 21, 1998, between the
                    Elan Pharmaceuticals, plc and Endorex Vaccine Delivery
                    Technologies, Inc.
        16          Letter on change in certifying accountants.(6)
        21          Subsidiaries of the Company.
        23.1        Consent of Coopers & Lybrand L.L.P., independent certified public accountants.
        27          Financial Data Schedule

-------------------------
 + The Company has applied for Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-13492).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996.

(6) Incorporated by reference to the Company's Report on Form 8-K/A dated February 10, 1997.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1996.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                                                                DECEMBER 31, 1997
                                                                -----------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $ 15,706,374
  Prepaid expenses..........................................           135,789
  Deferred costs............................................         1,580,000
                                                                  ------------
     Total current assets...................................        17,422,163
Leasehold improvements and equipment, net of accumulated
  amortization of $932,270..................................            88,914
Deferred costs..............................................         1,251,500
Patent issuance costs, net of accumulated amortization of
  $38,384...................................................           287,590
                                                                  ------------
     TOTAL ASSETS...........................................      $ 19,050,167
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................      $    629,483
Stockholders' Equity:
  Preferred stock, $.05 par value. Authorized 100,000
     shares; none issued and outstanding
  Common stock, $.001 par value. Authorized 50,000,000
     shares; issued 9,855,283 outstanding 9,736,641.........             9,856
  Additional paid-in capital................................        32,318,584
  (Deficit) accumulated during the development stage........       (13,464,006)
                                                                  ------------
                                                                    18,864,434
                                                                  ------------
  Less: treasury stock, at cost, 118,642 shares.............          (443,750)
                                                                  ------------
     Total stockholders' equity.............................        18,420,684
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $ 19,050,167
                                                                  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             CUMULATIVE PERIOD
                                                                      TRANSITION PERIOD      FEBRUARY 15, 1985
                                                   YEAR ENDED        FEBRUARY 1, 1996 TO      (INCEPTION) TO
                                                DECEMBER 31, 1997     DECEMBER 31, 1996      DECEMBER 31, 1997
                                                -----------------    -------------------     -----------------
SBIR contract revenue.......................       $        --           $        --           $    100,000
Expenses:
  SBIR contract research and development....                                                         86,168
  Proprietary research and development......         1,826,066             1,136,099              9,869,324
  General and administrative................         1,450,828               871,658              4,422,911
                                                   -----------           -----------           ------------
     Total expenses.........................         3,276,894             2,007,757             14,378,403
                                                   -----------           -----------           ------------
Loss from operations........................        (3,276,894)           (2,007,757)           (14,278,403)
Other income................................                --                    --                  1,512
Interest income.............................           185,642                44,880              1,006,598
Interest expense............................          (153,074)                   --               (193,713)
                                                   -----------           -----------           ------------
Loss before income taxes....................        (3,244,326)           (1,962,877)           (13,464,006)
Income taxes                                                --                    --                     --
                                                   -----------           -----------           ------------
     Net loss...............................       $(3,244,326)          $(1,962,877)          $(13,464,006)
                                                   ===========           ===========           ============
Basic and diluted net loss per share........       $     (1.03)          $     (2.49)          $     (30.95)
Weighted average common shares
  outstanding...............................         3,141,827               787,451                435,034

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                        (DEFICIT)
                                                                       ACCUMULATED
                                     COMMON STOCK        ADDITIONAL     DURING THE      TREASURY STOCK
                                 ---------------------     PAID-IN     DEVELOPMENT    -------------------     DEFERRED
                                  SHARES     PAR VALUE     CAPITAL        STAGE       SHARES      COST      COMPENSATION
                                  ------     ---------   ----------    -----------    ------      ----      ------------
Common stock issued for cash in
  February 1985 at $1.50 per
  share........................        667    $    1     $       999   $         --        --   $      --    $      --
Net earnings for the period
  from February 15, 1985 to
  January 31, 1996.............         --        --              --          6,512        --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1986....        667         1             999          6,512        --          --           --
Common stock issued for cash in
  October 1986 at $750.00 per
  share........................        666         1         499,999             --        --          --           --
Excess of fair market value
  over option Price of
  non-qualified stock option
  granted......................         --        --          13,230             --        --          --           --
Net (loss) for the year........         --        --              --        (34,851)                   --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1987....      1,333         2         514,228        (28,339)       --          --           --
Common stock issued in May 1987
  at $750.00 per share for
  legal services performed for
  the company..................          7        --           5,000             --        --          --           --
Net proceeds from initial
  public stock offering in June
  1987 at $6,000.00 per share,
  less issuance costs..........        333        --       1,627,833             --        --          --           --
Non-qualified stock options
  exercised....................         48        --          33,808             --        --          --      (28,188)
Amortization of deferred
  compensation.................         --        --              --             --        --          --        7,425
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --        --          75,063             --        --          --           --
Net (loss) for the year........         --        --              --       (627,652)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1988....      1,721         2       2,255,932       (655,991)       --          --      (20,763)
Non-qualified stock options
  exercised....................         18        --             256             --        --          --           --
Stock warrants exercised.......          1        --          12,000             --        --          --           --
Common stock redeemed and
  retired......................        (10)       --            (150)            --        --          --           --
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --        --          36,524             --        --          --           --
Amortization of deferred
  compensation.................         --        --              --             --        --          --       19,113
Net (loss) for the year........         --        --              --     (1,092,266)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1989 --
  FORWARD......................      1,730         2       2,304,562     (1,748,257)       --          --       (1,650)


                                                 TOTAL
                                    NOTE      STOCKHOLDERS
                                 RECEIVABLE      EQUITY
                                 ----------   ------------
Common stock issued for cash in
  February 1985 at $1.50 per
  share........................   $     --    $     1,000
Net earnings for the period
  from February 15, 1985 to
  January 31, 1996.............         --          6,512
                                  --------    -----------
BALANCE -- JANUARY 31, 1986....         --          7,512
Common stock issued for cash in
  October 1986 at $750.00 per
  share........................         --        500,000
Excess of fair market value
  over option Price of
  non-qualified stock option
  granted......................         --         13,230
Net (loss) for the year........         --        (34,851)
                                  --------    -----------
BALANCE -- JANUARY 31, 1987....         --        485,891
Common stock issued in May 1987
  at $750.00 per share for
  legal services performed for
  the company..................         --          5,000
Net proceeds from initial
  public stock offering in June
  1987 at $6,000.00 per share,
  less issuance costs..........         --      1,627,833
Non-qualified stock options
  exercised....................         --          5,620
Amortization of deferred
  compensation.................         --          7,425
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --         75,063
Net (loss) for the year........         --       (627,652)
                                  --------    -----------
BALANCE -- JANUARY 31, 1988....         --      1,579,180
Non-qualified stock options
  exercised....................         --            256
Stock warrants exercised.......         --         12,000
Common stock redeemed and
  retired......................         --           (150)
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --         36,524
Amortization of deferred
  compensation.................         --         19,113
Net (loss) for the year........         --     (1,092,266)
                                  --------    -----------
BALANCE -- JANUARY 31, 1989 --
  FORWARD......................         --        554,657

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                                        (DEFICIT)
                                                                       ACCUMULATED
                                     COMMON STOCK        ADDITIONAL     DURING THE      TREASURY STOCK
                                 ---------------------     PAID-IN     DEVELOPMENT    -------------------     DEFERRED
                                  SHARES     PAR VALUE     CAPITAL        STAGE       SHARES      COST      COMPENSATION
                                  ------     ---------   ----------    -----------    ------      ----      ------------
BALANCE -- JANUARY 31, 1989 --
  FORWARD......................      1,730    $    2     $ 2,304,562   $ (1,748,257)       --   $      --    $  (1,650)
Non-qualified stock options
  exercised....................         71        --           1,060             --        --          --           --
Common stock redeemed and
  retired......................        (12)       --            (175)            --        --          --           --
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --        --         113,037             --        --          --           --
Net proceeds from secondary
  public stock offering in
  April 1989 at $525.00 per
  share, less issuance cost....      2,174         2         980,178             --        --          --           --
Amortization of deferred
  compensation.................         --        --              --             --        --          --        1,650
Net (loss) for the year........         --        --              --     (1,129,477)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1990....      3,963         4       3,398,662     (2,877,734)       --          --           --
Common stock issued for cash in
  October 1990 through January
  1991 at $9.00 per share......      5,694         6          51,244             --        --          --           --
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --        --          30,635             --        --          --           --
Net (loss) for the year........         --        --              --       (854,202)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1991....      9,657        10       3,480,541     (3,731,936)       --          --           --
Common stock issued for cash in
  February 1991 through April
  1991 at $9.00 per share......      2,772         3          24,947             --        --          --           --
Common stock issued for cash
  and services in November 1991
  at $1.50 per share...........     15,333        15          22,985             --        --          --           --
Common stock issued for cash
  and note in December 1991 at
  $0.75 per share..............    296,949       297         200,018             --        --          --           --
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --        --          16,570             --        --          --           --
Non-qualified stock options
  exercised....................          1        --               1             --        --          --           --
Net (loss) for the year........         --        --              --       (410,149)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1992....    324,712       325       3,745,062     (4,142,085)       --          --           --
Payment on note receivable.....         --        --              --             --        --          --           --
Net proceeds from secondary
  public stock offering in
  August 1992 at $112.50 per
  share, less issuance costs...     66,666        66       6,230,985             --        --          --           --
Non-qualified stock options
  exercised....................      2,000         2              28             --        --          --           --
Net (loss) for the year........         --        --              --       (564,173)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1993 --
  FORWARD......................    393,378       393       9,976,075     (4,706,258)       --          --           --


                                                 TOTAL
                                    NOTE      STOCKHOLDERS
                                 RECEIVABLE      EQUITY
                                 ----------   ------------
BALANCE -- JANUARY 31, 1989 --
  FORWARD......................   $     --    $   554,657
Non-qualified stock options
  exercised....................         --          1,060
Common stock redeemed and
  retired......................         --           (175)
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --        113,037
Net proceeds from secondary
  public stock offering in
  April 1989 at $525.00 per
  share, less issuance cost....         --        980,180
Amortization of deferred
  compensation.................         --          1,650
Net (loss) for the year........         --     (1,129,477)
                                  --------    -----------
BALANCE -- JANUARY 31, 1990....         --        520,932
Common stock issued for cash in
  October 1990 through January
  1991 at $9.00 per share......         --         51,250
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --         30,635
Net (loss) for the year........         --       (854,202)
                                  --------    -----------
BALANCE -- JANUARY 31, 1991....         --       (251,385)
Common stock issued for cash in
  February 1991 through April
  1991 at $9.00 per share......         --         24,950
Common stock issued for cash
  and services in November 1991
  at $1.50 per share...........         --         23,000
Common stock issued for cash
  and note in December 1991 at
  $0.75 per share..............    (50,315)       150,000
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --        16,570\
Non-qualified stock options
  exercised....................         --              1
Net (loss) for the year........         --       (410,149)
                                  --------    -----------
BALANCE -- JANUARY 31, 1992....    (50,315)      (447,013)
Payment on note receivable.....     11,300         11,300
Net proceeds from secondary
  public stock offering in
  August 1992 at $112.50 per
  share, less issuance costs...         --      6,231,051
Non-qualified stock options
  exercised....................         --             30
Net (loss) for the year........         --       (564,173)
                                  --------    -----------
BALANCE -- JANUARY 31, 1993 --
  FORWARD......................    (39,015)     5,231,195

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                                        (DEFICIT)
                                                                       ACCUMULATED
                                     COMMON STOCK        ADDITIONAL     DURING THE      TREASURY STOCK
                                 ---------------------     PAID-IN     DEVELOPMENT    -------------------     DEFERRED
                                  SHARES     PAR VALUE     CAPITAL        STAGE       SHARES      COST      COMPENSATION
                                  ------     ---------   ----------    -----------    ------      ----      ------------
BALANCE -- JANUARY 31, 1993 --
  FORWARD......................    393,378    $  393     $ 9,976,075   $ (4,706,258)       --   $      --    $      --
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --        --         126,000             --        --          --     (126,000)
Amortization of deferred
  compensation.................         --        --              --             --        --          --       40,750
Non-qualified stock options
  exercised....................         67        --              57             --        --          --           --
Collection of note
  receivable...................         --        --              --             --        --          --           --
Net (loss) for the year........         --        --              --     (1,012,882)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1994....    393,445       393      10,102,132     (5,719,140)       --          --      (85,250)
Acquisition of treasury
  stock........................         --        --              --             --    41,975    (300,000)          --
Forfeiture of non-qualified
  stock options granted........         --        --         (22,402)            --        --          --       22,402
Amortization of deferred
  compensation.................         --        --              --             --        --          --       49,348
Net (loss) for the year........         --        --              --     (1,349,678)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1995....    393,445       393      10,079,730     (7,068,818)   41,975    (300,000)     (13,500)
Acquisition of treasury
  stock........................         --        --              --             --    76,667    (143,750)          --
Forfeiture of non-qualified
  stock options granted........         --        --          (1,379)            --        --          --        1,379
Amortization of deferred
  compensation.................         --        --              --             --        --          --       12,121
Net (loss) for the year........         --        --              --     (1,187,985)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- JANUARY 31, 1996....    393,445       393      10,078,351     (8,256,803)  118,642    (443,750)          --
Common stock issued at $0.975
  per share....................    333,333       333         324,667             --        --          --           --
Common stock issued at $3.00
  per share....................    333,333       333         999,667             --        --          --           --
Non-qualified stock options
  exercised....................    145,283       146         379,003             --        --          --           --
Net (loss) for the period......         --        --              --     (1,962,877)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- DECEMBER 31, 1996...  1,205,394     1,205      11,781,688    (10,219,680)  118,642    (443,750)          --
Warrants exercised at $1.20 per
  share........................      1,173         1           1,407             --        --          --           --
Proceeds on exercise of stock
  options......................         --        --           5,000             --        --          --           --
Warrants issued................                            5,407,546
Net proceeds from private
  placement at $2.3125 per
  share, less issuance cost....  8,648,718     8,650      15,122,943             --        --          --           --
Net (loss) for the year........         --        --              --     (3,244,326)       --          --           --
                                 ---------    ------     -----------   ------------   -------   ---------    ---------
BALANCE -- DECEMBER 31, 1997...  9,855,285    $9,856     $32,318,584   $(13,464,006)  118,642   $(443,750)   $      --
                                 =========    ======     ===========   ============   =======   =========    =========


                                                 TOTAL
                                    NOTE      STOCKHOLDERS
                                 RECEIVABLE      EQUITY
                                 ----------   ------------
BALANCE -- JANUARY 31, 1993 --
  FORWARD......................   $(39,015)   $ 5,231,195
Excess of fair market value
  over option price of
  non-qualified stock options
  granted......................         --             --
Amortization of deferred
  compensation.................         --         40,750
Non-qualified stock options
  exercised....................         --             57
Collection of note
  receivable...................     39,015         39,015
Net (loss) for the year........         --     (1,012,882)
                                  --------    -----------
BALANCE -- JANUARY 31, 1994....         --      4,298,135
Acquisition of treasury
  stock........................         --       (300,000)
Forfeiture of non-qualified
  stock options granted........         --             --
Amortization of deferred
  compensation.................         --         49,348
Net (loss) for the year........         --     (1,349,678)
                                  --------    -----------
BALANCE -- JANUARY 31, 1995....         --      2,697,805
Acquisition of treasury
  stock........................         --       (143,750)
Forfeiture of non-qualified
  stock options granted........         --             --
Amortization of deferred
  compensation.................         --         12,121
Net (loss) for the year........         --     (1,187,985)
                                  --------    -----------
BALANCE -- JANUARY 31, 1996....         --      1,378,191
Common stock issued at $0.975
  per share....................         --        325,000
Common stock issued at $3.00
  per share....................         --      1,000,000
Non-qualified stock options
  exercised....................         --        379,149
Net (loss) for the period......         --     (1,962,877)
                                  --------    -----------
BALANCE -- DECEMBER 31, 1996...         --      1,119,463
Warrants exercised at $1.20 per
  share........................         --          1,408
Proceeds on exercise of stock
  options......................         --          5,000
Warrants issued................                 5,407,546
Net proceeds from private
  placement at $2.3125 per
  share, less issuance cost....         --     15,131,593
Net (loss) for the year........         --     (3,244,326)
                                  --------    -----------
BALANCE -- DECEMBER 31, 1997...   $     --    $18,420,684
                                  ========    ===========

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          CUMULATIVE PERIOD
                                                                                   TRANSITION PERIOD      FEBRUARY 15, 1985
                                                                 YEAR ENDED         FEBRUARY 1, 1996         (INCEPTION)
                                                              DECEMBER 31, 1997   TO DECEMBER 31, 1996   TO DECEMBER 31, 1997
                                                              -----------------   --------------------   --------------------
OPERATING ACTIVITIES:
  Net (loss)................................................     $(3,244,326)         $(1,962,877)           $(13,464,006)
  Adjustments to Reconcile Net (loss) to Net Cash Used in
    Operating Activities:
    Depreciation and Amortization...........................          71,311              151,293                 981,751
    Amortization of Deferred Compensation...................                                                      131,786
    Excess of Fair Market value over option price on
      Non-Qualified Stock Options...........................                              245,000                 528,680
    Amortization of fair value of warrants..................         476,046                                      476,046
    Gain on Sale of Assets..................................                                                         (740)
    Write off Patent Issuance Cost..........................                                                      101,006
    Changes in Assets and Liabilities:
      Prepaid Expenses......................................         (90,035)              (1,448)               (135,790)
      Accounts Payable and Accrued Expenses.................         502,643               69,357                 719,452
                                                                 -----------          -----------            ------------
         Total Adjustments..................................         959,965              464,202               2,802,191
                                                                 -----------          -----------            ------------
NET CASH USED IN OPERATING ACTIVITIES.......................      (2,284,361)          (1,498,675)            (10,661,815)
                                                                 -----------          -----------            ------------
INVESTING ACTIVITIES:
  Patent Issuance Cost......................................         (94,307)             (39,870)               (427,050)
  Organizational Costs Incurred.............................                                                         (135)
  Deposit on Leasehold Improvements.........................                                                       (5,000)
  Purchases of Leasehold Improvements.......................                                                     (414,671)
  Purchases of Office and Lab Equipment.....................         (58,866)             (36,817)               (612,665)
  Proceeds from Assets Sold.................................                                                        1,000
                                                                 -----------          -----------            ------------
NET CASH USED IN INVESTING ACTIVITIES.......................        (153,173)             (76,687)             (1,458,521)
                                                                 -----------          -----------            ------------
FINANCING ACTIVITIES:
  Net Proceeds from Issuance of Common Stock................     $17,233,001          $ 1,325,000            $ 28,152,877
  Proceeds from Exercise of Options.........................           5,000              134,149                 139,236
  Proceeds from Borrowings from President...................                                                       41,433
  Repayment of Borrowings from President....................                                                      (41,433)
  Proceeds from Borrowings Under Line of Credit.............         362,490                                      662,490
  Repayment of Borrowings Under Line of Credit..............        (362,490)                                    (662,490)
  Proceeds from Note Payable to Bank........................                                                      150,000
  Payments on Note Payable to Bank..........................                                                     (150,000)
  Proceeds from Borrowings from Stockholders................                                                       15,867
  Repayment of Borrowings from Stockholders.................                                                      (15,867)
  Advances from Parent Company..............................                                                      135,000
  Payments to Parent Company................................                                                     (135,000)
  Repayment of Long-Term Note Receivable....................                                                       50,315
  Repayment of Note Payable Issued in Exchange for Legal
    Service.................................................                                                      (71,968)
  Purchase of Treasury Stock................................                                                     (443,750)
                                                                 -----------          -----------            ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................      17,238,001            1,459,149              27,826,710
                                                                 -----------          -----------            ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      14,800,467             (116,213)             15,706,374
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIODS...........         905,907            1,022,120
                                                                 -----------          -----------            ------------
CASH AND CASH EQUIVALENTS -- END OF PERIODS.................     $15,706,374          $   905,907            $ 15,706,374
                                                                 ===========          ===========            ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest......................................     $     5,529                                 $     46,177

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS

     BASIS OF PRESENTATION -- Endorex Corp. and Subsidiaries [the "Company"] was incorporated in January 1987 as ImmunoTherapeutics, Inc, a wholly-owned subsidiary of Biological Therapeutics, Inc. ["BTI"]. BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985 [inception date]. On March 30, 1987, BTI was merged into the Company. The financial statements of the Company include the accounts of its predecessor, BTI, for all periods presented. In October 1996, the Company formed its majority owned subsidiary, Orasomal Technologies, Inc. ("Orasomal") and in July 1997, the Company formed another majority owned subsidiary, Wisconsin Genetics, Inc. ("WGI"). On January 31, 1997, the Company changed its fiscal year end from January 31 to December 31. The accompanying prior period financial statements reflect the transition period from February 1, 1996 to December 31, 1996.

     NATURE OF BUSINESS -- The Company is involved in oral drug delivery and cancer therapy. Orasomal licensed technology from Massachusetts Institute of Technology (MIT) that is being developed to deliver vaccines, proteins and peptides. In 1998, Endorex formed a joint venture with Elan Corporation, plc to develop oral and mucosal delivery systems for human and animal vaccines. WGI is starting Phase II clinical trials for novel cancer therapy based on monoterpenes. Endorex is presently developing two drugs for cancer and infectious disease: an immunomodulator and an immuno-adjuvant for vaccines.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include Endorex Corp. and its subsidiaries, Orasomal and WGI. Intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS -- Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

     OFFICE AND LAB EQUIPMENT AND LEASEHOLD IMPROVEMENTS -- Office, lab equipment and leasehold improvements are stated at cost. Depreciation is computed on the straight-line basis over five years. Leasehold improvements are amortized utilizing the straight-line method over the term of the lease.

     RESEARCH AND DEVELOPMENT COSTS -- Expenditures for research and development activities are charged to operations as incurred.

     PATENT ISSUANCE COSTS -- The cost of patents is accumulated during the approval process. Patents granted are amortized on a straight-line basis over 20 years from the application date or the estimated remaining economic life. When a patent is not granted or when commercialization of the product or process is no longer actively pursued, the accumulated cost is charged to operations.

     IMPAIRMENT OF LONG-LIVED ASSETS -- In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

     REVERSE STOCK SPLIT -- On June 11, 1997, the Company effected a one-for-fifteen reverse stock split of its common stock. All share and per share amounts have been adjusted to reflect such reverse stock split.

     INCOME TAXES -- Deferred taxes reflect the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

     CONCENTRATIONS OF CREDIT RISK -- Financial instruments that potentially subject the Company to concentrations of credit risk are limited to cash and cash equivalents.

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RISK AND UNCERTAINTIES -- The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, litigation, product liability, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA regulations.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NEW ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". In February 1998, FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." The Company has not determined the effect of the adoption of these pronouncements.

3. DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS

     For the period from its incorporation to date, the Company has been a "development stage enterprise" and the Company's operations have consisted primarily of financial planning, raising capital, and research and development activities. The Company has not produced any revenues from product sales since its inception.

4. REVENUE RECOGNITION

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

5. LEASEHOLD IMPROVEMENTS AND EQUIPMENT

     As of December 31, 1997, leasehold improvements and equipment consisted of the following:

Leasehold improvements......................................  $  414,670
Laboratory equipment........................................     521,129
Office equipment............................................      85,385
                                                              ----------
                                                               1,021,184
Accumulated depreciation....................................    (932,270)
                                                              ----------
                                                              $   88,914
                                                              ==========

     Depreciation expense was $63,045 and $127,302 for the periods ended December 31, 1997 and 1996, respectively.

6. LINE OF CREDIT

     On May 19, 1997, the Company entered into a senior line of credit agreement with Aries Fund, a Cayman Island Trust, and the Aries Domestic Fund, L.P., a Delaware limited partnership ("The Aries Trust" and the "Aries Domestic Fund, L.P." are collectively referred to as "Aries"), two of its major stockholders,

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pursuant to which the Company could borrow up to $500,000 (the "Loan"). The Loan accrued interest at the rate of 12% per annum and was due and payable on August 19, 1997. In partial consideration of the Loan, the Company granted warrants to purchase an aggregate of 66,668 shares of Common Stock at an initial exercise price equal to the offering price of the Company's private placement. In connection with the issuance of these warrants, the Company recognized additional interest expense and an increase to Additional paid-in capital of $147,546 based on the fair value of the warrants using the Black-Scholes model. The exercise price of such warrants and the number of shares of common stock purchasable thereunder are subject to adjustment in certain circumstances. Such warrants are exercisable from May 19, 1997 until May 19, 2002. On July 18, 1997, the Company paid the outstanding principal and interest on the Bridge Loan.

7. STOCKHOLDERS' EQUITY

     Pursuant to a Private Placement, the Company issued and sold an aggregate of 8,648,718 shares of Common Stock on July 16, October 10 and October 16, 1997 to certain accredited investors. The aggregate gross proceeds of these issuances were $20 million and the net proceeds to the Company after deducting commissions and expenses were $17,233,001.

     On June 13, 1996, Dominion Resources, Inc. ("Dominion") entered into an agreement with Aries, with the Company a party to the agreement, whereby Dominion sold and Aries purchased an aggregate of 266,667 shares of the Company's Common Stock at a price of $1.50 per share. The purchase price was paid from Aries' general funds. As part of the transaction, Dominion transferred to Aries certain of its rights under the aforementioned March 1, 1996 agreement including, among others, the right to designate a Director of the Company and rights to have the shares registered under the Securities Act of 1933, as amended. Also concurrently with the completion of the transaction, the Company redeemed its outstanding rights under the Shareholders Rights Agreement dated as of September 23, 1994. On June 26, 1996, Aries purchased from the Company an additional 333,333 shares of the Company's Common Stock at a price of $3.00 per share or an aggregate of $1,000,000. The purchase price was paid from Aries' general funds. The purchase agreement relating to such shares contains various representations and warranties concerning the Company and its activities and also various affirmative and negative covenants. The purchase agreement grants to Aries the right to have registered under the Securities Act of 1933, as amended, the shares sold to Aries to enable the public offer and sale of those shares. The agreement restricts the Company from entering into mergers, acquisitions, or sales of its assets without the prior approval of Aries.

     On March 1, 1996, the Company entered into a Stock Purchase Agreement with Dominion pursuant to which Dominion agreed to purchase and the Company agreed to sell 333,333 shares of the Company's Common Stock at a purchase price per share of $.975 or an aggregate purchase price of $325,000. Such shares were sold in three approximately equal installments at closings held on March 18, April 15, and May 15, 1996.

     WARRANTS -- In connection with the Private Placement, the Company issued warrants to purchase 864,865 shares of Common Stock at an exercise price of $2.54375 per share to Paramount Capital, Inc., the Placement Agent ("Paramount") and certain of its affiliates and employees. The estimated fair value at grant date of the warrants was $2.1 million, which has been recorded as a reclassification of Additional paid-in capital. The Company also executed a financial advisory agreement with Paramount. In connection with the financial advisory agreement, the Company issued warrants to purchase 1,297,297 shares of common stock at an exercise price of $2.54375 per share to certain employees of Paramount. The estimated fair value at grant date of the warrants was $3.16 million, which has been recorded as Additional paid-in capital. The $3.16 million has been recorded as a deferred cost and is being amortized to expense over two years, the term of the agreement. The warrants are exercisable after April 16, 1998 and expire on April 16, 2003.

     On June 17, 1991, the Company issued an aggregate 2,345 five-year common stock purchase warrants at an exercise price of $9.00 per share. In June 1996, the warrants were extended to June 16, 1997 and the

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exercise price was adjusted to $1.20 per share. Of these warrants, 1,173 were exercised during 1997 prior to the expiration of the remaining warrants on June 16, 1997. In connection with the Company's secondary public offering on August 13, 1992, the Company issued 66,667 five-year common stock purchase warrants at an exercise price of $112.50. 27,530 of these warrants were acquired and retired by the Company in connection with its acquisition of treasury stock. The warrants expired on August 13, 1997.

     Net [Loss] Per Share -- On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Earnings per share have been presented on the Consolidated Statement of Operations in accordance with SFAS No. 128 for the current and prior periods. As operations resulted in a net loss for all periods presented, diluted earnings per share are the same as basic earnings per share due to the antidilutive effect of potential dilutive common shares, including warrants discussed above and stock options discussed in Note 8. The net [loss] per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period as follows:

                                                       FOR THE TRANSITION PERIOD
                                                        ENDED DECEMBER 31, 1996
                                               -----------------------------------------
                                                 INCOME          SHARES        PER-SHARE
                                               (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                               -----------    -------------    ---------
Net loss...................................    $(1,962,877)
Less: Preferred Stock Dividends............             --
                                               -----------
BASIC AND DILUTED EPS
Income available to common stockholders....    $(1,962,877)      787,451        $(2.49)
                                               ===========       =======        ======

                                                             FOR THE YEAR
                                                        ENDED DECEMBER 31, 1997
                                               -----------------------------------------
                                                 INCOME          SHARES        PER-SHARE
                                               (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                               -----------    -------------    ---------
Net loss...................................    $(3,244,326)
Less: Preferred Stock Dividends............             --
                                               -----------
BASIC AND DILUTED EPS
Income available to common stockholders....    $(3,244,326)     3,141,827       $(1.03)
                                               ===========      =========       ======

8. STOCK BASED COMPENSATION

     On October 21, 1997, the Board of Directors approved the Amended and Restated 1995 Omnibus Plan (the "Plan"), subject to shareholder approval at the 1998 Annual Meeting. The Plan incorporates the Company's original 1995 Omnibus Plan, the existing 1994 Non-Employee Stock Option Plan and the Incentive Stock Option Plan (collectively, the "Predecessor Plans") so that the Plan will serve as successor to those plans. The Plan also reserved 1,500,000 shares of common stock available for issuance, subject to shareholder approval at the 1998 Annual Meeting.

     The Plan is intended to promote the interests of the Company, by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The Plan is divided into four separate equity programs: (i) the Discretionary Option Grant Program under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock, (ii) the Salary Investment Option Grant Program under which eligible employees may elect to have a portion of their base salary invested each year in options to purchase shares of Common Stock, (iii) the Automatic Option Grant Program under which eligible non-employee Board members shall automatically receive options at periodic

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

intervals to purchase shares of Common Stock, and (iv) the Director Fee Option Grant Program under which non-employee Board members may elect to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

     The terms of the options, including vesting periods, are determined by the Compensation Committee of the Board of Directors in accordance with the Plan. Options generally vest over four years. No one person participating in the Plan may receive options and separately exercisable stock appreciation rights for more than 750,000 shares of Common Stock per calendar year.

     The Company has elected the disclosure-only option under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and accordingly accounts for stock options per the terms of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense for stock options been determined based upon the fair value at the grant date accordingly to the terms of SFAS No. 123, the Company's net loss would have been increased by approximately $3.3 million or $1.02 per share and $350,000, or $0.44 per share for 1997 and 1996, respectively. The effects of applying SFAS No. 123 are not likely to be representative of the effects disclosed in future years because the pro forma calculations exclude stock options granted before 1995.

     The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $2.54 and $0.98 for 1997 and 1996, respectively.

     For purposes of estimating the fair value of options according to SFAS 123, the fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: dividend yield 0%, volatility of 187% and 167%, expected life of four (4) years and five (5) years, and risk-free interest rate of 6.0% and 6.2% for 1997 and 1996, respectively.

     Option activity for the periods ended December 31, 1997 and 1996 was as follows:

                                                           EXERCISE PRICE     SHARES
                                                           --------------     ------
Balance at January 31, 1996............................       $ 1.545           43,384
Granted................................................         5.955          213,333
Expired/Cancelled......................................         0.960           (1,807)
Exercised..............................................         0.960         (145,282)
                                                              -------        ---------
Ending Balance at December 31, 1996....................       $11.220          109,627
                                                              -------        ---------
Granted................................................         2.681        1,285,834
Expired/Cancelled......................................        12.369          (95,347)
Exercised..............................................
                                                              -------        ---------
Ending Balance at December 31, 1997....................       $ 2.660        1,300,114
                                                              =======        =========

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The range of exercise prices and weighted average contractual lives as of December 31, 1997 are as follows:

                                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                   ---------------------------------------------      -----------------------------
                                                                WEIGHTED AVERAGE                   WEIGHTED AVERAGE
EXERCISE PRICE                      SHARES        TERM           EXERCISE PRICE       SHARES        EXERCISE PRICE
--------------                      ------        ----          ----------------      ------       ----------------
 $  1.050........................     15,409       6.99 years       $  1.050            8.742          $  1.050
    2.469........................  1,192,500       9.81                2.469          145,000             2.469
    3.750........................      1,524       5.82                3.750            1,524             3.750
    4.750........................     35,000       9.97                4.750               --                --
    5.500........................     20,000       9.97                5.500           10,000             5.500
    5.625........................     35,000       9.92                5.625               --                --
   18.200........................        667       8.61               18.200              667            18.200
  525.000........................         14      11.70              525.000               14           525.000
                                   ---------      -----             --------          -------          --------
                                   1,300,114       9.78 years       $  2.660          165,947          $  2.696
                                   =========      =====             ========          =======          ========

9. INCOME TAXES

     At December 31, 1997, the Company had a useable net operating loss carryforward of approximately $5,224,000 after limitations based on changes in ownership. If not utilized to offset future taxable income, this carryforward will expire in years 2007 to 2012. In addition, the Company has research and development tax credit carryforwards of approximately $322,000 which expire between 2004 and 2011. Pursuant to SFAS No. 109, the Company has deferred taxes as of December 31, 1997 consisting of the following:

Net operating loss carryforward.............................  $ 1,776,005
Research & development credit carryforward..................      322,156
Depreciation................................................      132,185
                                                              -----------
Gross deferred tax assets...................................    2,230,346
Valuation allowance.........................................   (2,230,346)
                                                              -----------
Net deferred tax assets.....................................  $        --
                                                              ===========

     Due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryovers, a valuation allowance of $2,230,346 has been established to offset this asset. This represents an increase of $1,167,346 over the valuation allowance at December 31, 1996.

10. LEASES

     At December 31, 1997, the Company leased its executive offices and research facilities under operating leases which provide for annual minimum rent and additional rent based on increases in operating costs and real estate taxes. Future minimum lease payments for operating leases are as follows:

1998........................................................  $129,611
1999........................................................    82,332
2000........................................................    64,924

     Rent expense totaled $68,814 and $43,288 for the years ended December 31, 1997 and 1996.

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. SUBSEQUENT EVENT

     On December 31, 1997, the Company executed a binding letter of intent with Elan Corporation, Plc ("Elan"), for the exclusive research, development and commercialization of oral and mucosal vaccines. The closing of the transactions contemplated by the letter of intent occurred as of January 21, 1998.

     At the time of closing, Endorex issued to Elan International Services, Ltd. ("EIS") (i) 307,692 shares of Endorex common stock at $6.50 per share and a six-year warrant to purchase an additional 230,777 shares of Endorex common stock at an exercise price of $10.00 per share for an aggregate purchase price of $2,000,000. In addition, EIS purchased $8.01 million of Endorex Series B Convertible Redeemable Preferred Stock, which is convertible into Endorex common stock at a price of $7.50 per share. The Series B Convertible Preferred Stock pays an 8% annual in-kind dividend.

     The project will be conducted in a joint venture company that is initially owned 80.1% by Endorex and 19.9% by EIS. The new company has licensed certain technology from Elan and certain other technology from Orasomal. Endorex has invested $8.01 million in the joint venture and Elan has invested $1.99 million.

     Elan received an initial $10 million license payment from the joint venture, and may receive future milestones and royalties based on the joint venture's performance. Since the technology does not yet represent a commercial product, the joint venture will record an expense in the first quarter of 1998 for the initial license fee paid to Elan. Endorex will consolidate its $8.01 million share of that expense and will simultaneously record Elan's purchase of $8.01 million of Endorex Series B Convertible Preferred Stock.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Endorex Corp.
(A Development Stage Enterprise):

     We have audited the accompanying consolidated balance sheet of Endorex Corp. (the "Company") (a development stage enterprise) as of December 31, 1997 and the related consolidated statements of operations stockholders' equity, and cash flows for the year then ended, the period from February 1, 1996 through December 31, 1996 and the period cumulative from inception (February 15, 1985) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endorex Corp. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, the period from February 1, 1996 through December 31, 1996 and the period cumulative from inception (February 15, 1985) to December 31, 1997, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 6, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Lake Bluff, State of Illinois, on March 25, 1998.

                                          ENDOREX CORP.

                                          By:     /s/ MICHAEL S. ROSEN
                                            ------------------------------------
                                                      Michael S. Rosen
                                               President and Chief Executive
                                                    Officer, and Director

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Lake Bluff, State of Illinois, on March 25, 1998.

By:             /s/ MICHAEL S. ROSEN                President, Chief Executive Officer, and
     -------------------------------------------    Director
                  Michael S. Rosen

By:           /s/ DAVID G. FRANCKOWIAK              Vice President, Finance and Administration
     -------------------------------------------    (Principal Financial and Accounting
                David G. Franckowiak                Officer)

By:                       *                         Director
     -------------------------------------------
                   Richard Dunning

By:                                                 Director
     -------------------------------------------
                   Steve H. Kanzer

By:                       *                         Director
     -------------------------------------------
                    Paul D. Rubin

By:                       *                         Director
     -------------------------------------------
                  H. Laurence Shaw

By:                       *                         Director
     -------------------------------------------
                    Andrew Stein

By:                       *                         Director
     -------------------------------------------
                   Steve Thornton

By:                       *                         Director
     -------------------------------------------
                   Kenneth Tempero

*By:          /s/ DAVID G. FRANCKOWIAK
     -------------------------------------------
                David G. Franckowiak
                  Attorney-in-fact