Form 10KSB/A
period 1997-12-31
ENDOREX CORP
filed 1998-04-17
CIK 812796

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------


                                 FORM 10-KSB/A


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

     (c) Exhibits:


         3.1        Certificate of Incorporation of Company.(1)
         3.2        Certificate of Ownership and Merger filed March 30, 1987.(1)
         3.3 Certificate of Amendment to Certificate of Incorporation filed September 7, 1989.(2)
         3.4 Certificate of Amendment to Certificate of Incorporation filed November 13, 1990.(3)
         3.5 Certificate of Amendment to Certificate of Incorporation filed May 29, 1991.(3)
         3.6 Certificate of Amendment to Certificate of Incorporation filed February 27, 1992.(3)
         3.7 Certificate of Amendment to Certificate of Incorporation filed February 27, 1992.(3)
         3.8 Certificate of Amendment to Certificate of Incorporation filed June 29, 1993.(7)
         3.9 Certificate of Amendment to Certificate of Incorporation filed April 15, 1996.(7)
         3.10 Certificate of Amendment to Certificate of Incorporation filed June 10, 1997.(9)
         3.11 Series B Preferred Certificate of Designations, Preferences and Rights filed January 21, 1998.(9)
         3.12       By-laws of Company.(1)
         4.1        Specimen Common Stock Certificate.(1)
         4.2        Warrant for the Purchase of 864,865 shares of Common
                    Stock.(8)
         4.3        Warrant for the Purchase of 1,297,297 shares of Common
                    Stock.(8)
         4.4        Warrant for the Purchase of 230,770 shares of Common
                    Stock.(9)
        10.1        Patent License Agreement dated December 16, 1996 between the
                    Company and Massachusetts Institute of Technology.(7)
        10.2        Consultation Agreement dated as of September 1, 1996 between the Company and Kenneth Tempero, Ph.D., M.D.(7)
        10.3        Employment Agreement dated July 25, 1996 between the Company and Michael S. Rosen.(5)
        10.4        Employment Agreement dated December 1, 1996 between the
                    Company and Robert N. Brey.(7)

        10.5        Purchase Agreement dated March 1, 1996 between the Company and Dominion Resources, Inc.(4)
        10.6        Purchase Agreement dated as of June 13, 1996 between the
                    Company, Dominion Resources, Inc., The Aries Fund and The
                    Aries Domestic Fund, L.P.(7)
        10.7        Purchase Agreement dated as of June 26, 1996 between the
                    Company, The Aries Fund and The Aries Domestic Fund, L.P.(7)
        10.8        Incentive Stock Option Plan.(1)
        10.9        Lease dated April 28, 1993 between the Company and Landmark
                    Investors.(7)
        10.10       Office Lease dated September 18, 1996 between the Company
                    and American National Bank & Trust Company of Chicago, as
                    amended.(7)
        10.11       Placement Agency Agreement between the Company and Paramount
                    Capital, Inc. dated July 1, 1997.(8)
        10.12       Side Letter #1 to Placement Agency Agreement.(8)
        10.13       Form of Subscription Agreement for the purchase of Common
                    Stock.(8)
        10.14       Financial Advisory Agreement between the Company and
                    Paramount Capital, Inc. dated October 16, 1997.(8)
        10.15       Lease dated December 19, 1997 between the Company and Howard
                    M. Ruskin.(9)
        10.16+      Joint Development and Operating Agreement, dated as of
                    January 21, 1998, between the Company, Elan Corporation,
                    plc, Orasomal Technologies, Inc. and Endorex Vaccine
                    Delivery Technologies, Inc.(9)
        10.17+      Securities Purchase Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd.(9)
        10.18       Registration Rights Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd.(9)
        10.19+      License Agreement, dated as of January 21, 1998, between the
                    Elan Pharmaceuticals, plc and Endorex Vaccine Delivery
                    Technologies, Inc.(9)
        16          Letter on change in certifying accountants.(6)
        21          Subsidiaries of the Company.(9)
        23.1        Consent of Coopers & Lybrand L.L.P., independent certified public accountants.
        27          Financial Data Schedule(9)


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


(9) Previously filed with the Company's Annual Report of Form 10-KSB for the year ended December 31, 1997 filed on March 27, 1998.

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


     The Company has elected the disclosure-only option under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and accordingly accounts for stock options per the terms of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense for stock options been determined based upon the fair value at the grant date accordingly to the terms of SFAS No. 123, the Company's net loss would have been increased by approximately $3.3 million and $350,000, for 1997 and 1996, respectively, and net loss and net loss per share would have increased as follows:



                                                         1997                  1996
 Net loss:             As reported..............      $(3,244,326)          $(1,962,877)
                       Pro forma................       (6,544,326)           (2,312,877)
 Basic and diluted
   net loss per
   share:              As reported..............           $(1.03)               $(2.49)
                       Pro forma................            (2.08)                (2.93)


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


     Orasomal will license oral vaccine rights to its proprietary Orasome(TM) polymerized liposome technology exclusively licensed from Massachusetts Institute of Technology (MIT). In consideration of the license, Orasomal will receive milestone payments and warranties.



     Elan and Endorex will each contribute equally towards funding R&D activities in the first year, and will thereafter fund future joint venture expenditures in proportion to their respective ownership levels.

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

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 6, 1998

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Lake Bluff, State of Illinois, on April 15, 1998.


                                          ENDOREX CORP.

                                          By:     /s/ MICHAEL S. ROSEN

                                            ------------------------------------
                                                      Michael S. Rosen
                                               President and Chief Executive
                                                    Officer, and Director


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Lake Bluff, State of Illinois, on April 15, 1998.


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