Form 10QSB
period 1998-03-31
ENDOREX CORP
filed 1998-05-15
CIK 812796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended     March 31, 1998


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

                                  Yes  [X]    No   [ ]

At May 13, 1998 9,936,000 shares of the registrant's common stock
 (par value, $.001 per share) were outstanding.

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - Financial Statements


                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                   March 31,
                                                       1998
ASSETS
Current assets:
 Cash and cash equivalents                     $16,626,976
 Prepaid Expenses                                   64,017
 Deferred costs                                  1,580,000
                                               ------------
    Total current assets                        18,270,993
Leasehold improvements and equipment,
 net of accumulated amortization of
 $942,291                                          121,263
Deferred Costs                                     862,492
Patent issuance costs, net of accumulated
    amortization of $40,397                        352,725
                                               ------------
       TOTAL ASSETS                            $19,607,473
                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses       $   605,372

Series B redeemable convertible preferred
   stock, $.05 par value, 200,000 authorized,
   80,100 issued and outstanding
   at redemption value                           8,131,138

Stockholders' equity:
Preferred Stock, $.05 par value.
    Authorized 300,000 shares; none
    issued and outstanding
Common stock, $.001 par value.
Authorized 50,000,000 shares, issued
    10,054,642, outstanding 9,936,000               10,055
   Additional paid-in capital                   34,000,842
   (Deficit) accumulated during the
   development stage                           (22,696,184)
                                               ------------
                                                11,314,713
   Less:
      Treasury Stock, at cost, 118,642 shares     (443,750)
                                               ------------
     Total stockholders' equity                 10,870,963
                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $19,607,473
                                               ============

See accompanying condensed notes to financial statements

                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                        Cumulative from
                               Three Months            February 15, 1985
                               Ended March 31         (date of inception)
                               1998           1997     to March 31, 1998

SBIR contract revenue    $        --   $        --    $    100,000

Expenses:
SBIR contract
 research and
 development                      --            --          86,168
Proprietary research
 and development             611,748       382,376      10,481,072
General and
 administrative              834,566       214,891       5,257,477
                         ------------  ------------   -------------
Total operating expenses   1,446,314       597,267      15,824,717
                         ------------  ------------   -------------
  (Loss) from operations  (1,446,314)     (597,267)    (15,724,717)

  Equity in loss from
    joint venture         (8,010,000)                   (8,010,000)
  Other income                    --            --           1,512
  Interest income            224,136         7,948       1,230,734
  Interest expense                --            --        (193,713)
                         ------------  ------------   -------------
  Net loss               $(9,232,178)  $  (589,319)   $(22,696,184)
                         ============  ============   =============
  Basic and diluted
    net loss per share   $    (0.92)   $     (0.54)   $     (36.84)
  Weighted average
   common shares
   outstanding            10,077,571     1,087,141         616,133


See accompanying condensed notes to financial statements

                            ENDOREX CORP.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                              Cumulative from
                                   Three months               February 15, 1985
                                   ended March 31,          (date of inception)
                                  1998        1997            to March 31, 1998
Net cash used in operating
 activities                   $  (771,391)  $  (569,442)     $(11,433,206)
                              ------------   -----------     -------------
INVESTING ACTIVITIES:
 Patent issuance cost             (69,232)       (9,526)         (496,282)
 Investment in joint venture   (8,010,000)                     (8,010,000)
 Organizational costs
  incurred                            --             --              (135)
 Deposit on leasehold
  improvements                        --             --            (5,000)
 Purchase of leasehold
  improvements                        --             --          (414,671)
 Purchases of office
  and lab equipment               (42,370)      (30,270)         (655,035)
 Proceeds from assets
  sold                                --             --             1,000
                              ------------   -----------     -------------
Net cash used in
 investing activities          (8,121,602)      (39,796)       (9,580,123)
                              ------------   -----------     -------------
FINANCING ACTIVITIES:
Net proceeds from
 issuance of common
 stock and warrant              1,871,845         1,408        30,024,722
Proceeds from issuance of
 Redeemable Convertible
 Preferred Stock                8,010,000                       8,010,000
Proceeds from exercise
 of options                        61,750            --           200,986
Proceeds from borrowings
 from President                        --            --            41,433
Repayment of borrowings
 from President                        --            --           (41,433)
Proceeds from borrowings
 under line of credit                  --            --           662,490
Repayment of borrowings
 under line of credit                  --            --          (662,490)
Proceeds from note
 payable to bank                       --            --           150,000
Payments on note
 payable to bank                       --            --          (150,000)
Proceeds from borrowings
 from stockholders                     --            --            15,867
Repayment of borrowings
 from stockholders                     --            --           (15,867)
Advances from parent
 Company                               --            --           135,000
Payments to Parent
 company                               --            --          (135,000)
Repayment of long-
 term note receivable                  --            --            50,315
Repayment of note
 payable issued in
 exchange for legal
 service                               --            --           (71,968)
Purchase of treasury
 stock                           (130,000)           --          (573,750)
                              ------------   -----------     -------------
Net cash provided by
 financing activities           9,813,595         1,408        37,640,305
                              ------------   -----------     -------------
Net increase (decrease)
 in cash and cash
 equivalents                      920,602      (607,830)       16,626,976

Cash and cash equivalents at
 beginning of periods          15,706,374       905,907               --
                              ------------   -----------     -------------
Cash and cash equivalents at
 end of periods               $16,626,976    $  298,077      $ 16,626,976
                              ============   ===========     =============
<F/N>
See accompanying Condensed Notes to Financial Statements

                         ENDOREX CORP.
               (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO FINANCIAL STATEMENTS


The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normally recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Since the Company has no components of comprehensive income for the periods presented, there is no effect of the adoption reflected in the financial statements.

JOINT VENTURE WITH ELAN CORPORATION

On December 31, 1997, the Company executed a binding letter of intent with Elan Corporation, plc ("Elan"), for the exclusive research, development and commercialization of oral and mucosal vaccines. The closing of the transactions contemplated by the letter of intent occurred as of January 21, 1998.

At the time of closing, Endorex issued to Elan International Services, Ltd. ("EIS"), a subsidiary of Elan, for an aggregate purchase price of $2,000,000:
(i) 307,692 shares of Endorex common stock at $6.50 per share and (ii) a six-year warrant to purchase an additional 230,777 shares of Endorex common stock at an exercise price of $10.00 per share. The estimated fair value of the warrants at the grant date was $1.5 million, which has been recorded as a reclassification of Additional paid-in capital. In addition, EIS purchased $8.01 million of Endorex Series B Redeemable Convertible Preferred Stock (Series B Preferred), which is convertible into Endorex common stock at a price of $7.50 per share.

Series B Preferred is voting and pays an 8% annual cumulative in-kind dividend. Series B Preferred is redeemable at par value plus accrued dividends if certain conditions are met. The joint venture will be conducted in a newly-formed company that is initially owned 80.1% by Endorex and 19.9% by EIS. The new company has licensed certain technology from Elan and certain other technology from Orasomal Technologies, Inc. ("Orasomal"). Endorex has invested $8.01 million in the joint venture and Elan has invested $1.99 million.

Elan received an initial $10 million license payment from the joint venture, and may receive future milestones and royalties based on the joint venture's performance. Since the technology does not yet represent a commercial product, the joint venture recorded an expense in the first quarter of 1998 for the initial license fee paid to Elan. Endorex consolidated its $8.01 million share of that expense and simultaneously recorded Elan's purchase of $8.01 million of Endorex Series B Preferred.

Orasomal licensed to the joint venture oral vaccine rights to its proprietary Orasome(TM) polymerized liposome technology exclusively licensed from Massachusetts Institute of Technology (MIT). In consideration of the license, Orasomal will receive milestone payments and warranties.

The Joint Development and Operating Agreement between the Company and Elan provides for equal control of the joint venture including representation on the Board of Directors and agreement of both parties for budgets and material transactions. Therefore, the Company records the joint venture's activities using the equity method of accounting.

Elan and Endorex will each fund R&D activities equally in the first year. Accordingly, the Company includes R&D expenses which it incurred in conducting such activities in the consolidated statement of operations. After the first year, Endorex and Elan will thereafter fund future joint venture expenditures in proportion to their respective ownership levels.

NET LOSS PER SHARE

On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Earnings per share have been presented on the Consolidated Statement of Operations in accordance with SFAS No. 128 for the current and prior periods. As operations resulted in a net loss for all periods presented, diluted earnings per share are the same as basic earnings per share due to the antidilutive effect of potential dilutive common shares. The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period as follows:


                                              THREE MONTHS ENDED
                                                MARCH 31, 1998
                                   ------------------------------------------

                                     INCOME           SHARES        PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                   -----------     -------------    ---------
Net loss                           $(9,232,178)
Less: Preferred Stock Dividends              --
                                    -----------
BASIC AND DILUTED EPS
Income available to
common stockholders                $(9,232,178)    10,077,571       $(0.92)
                                   ============    ==========       =======

                                              THREE MONTHS ENDED
                                                MARCH 31, 1997
                                   ------------------------------------------
                                     INCOME          SHARES         PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)     -AMOUNT
                                   -----------     -------------    ---------
Net loss                           $(589,319)
Less: Preferred Stock Dividends            --
                                   ----------
BASIC AND DILUTED EPS
Income available to
common stockholders                $(589,319)      1,087,141        $(0.54)
                                   ==========      ==========       =======

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. The discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto and the Company's Annual Report on Form 10-KSB. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements, including those set forth in Exhibit 99 "Certain Factors that may Effect Future Results, Financial Condition and the Market Price of Securities" of this Quarterly Report on Form 10-QSB.

New Clinical Trials Initiated

During the quarter ended March 31, 1998, the Company started Phase II human clinical trials for its two anti-cancer drugs, Perillyl alcohol (POH) and ImmTher(R).

The National Cancer Institute (NCI) is sponsoring three Phase II studies to evaluate the effect of POH for the treatment of advanced carcinomas of breast, prostate and ovary. POH is a synthetic compound that is a member of a new class of anti-cancer agents, monoterpenes, which have shown anti-tumor activity against a wide range of tumor types in preclinical studies at non-toxic dose levels. Results from Phase I trials in more than 70 patients offer additional support for studying these three cancers in the Phase II setting. Some of the results of these trials will be presented in an abstract at the upcoming annual meeting of the American Society of Clinical Oncology in May, 1998.
The prostate and breast cancer trials are being conducted at the University of Wisconsin - Madison Comprehensive Cancer Center. The ovarian cancer trial is being conducted by the Eastern Cooperative Oncology Group (ECOG).

The University of Texas M.D. Anderson Cancer Center in Houston is conducting a randomized Phase II trial to evaluate the efficacy of ImmTher for the treatment of Ewing's sarcoma, a deadly bone cancer that afflicts children. ImmTher is a novel muramyl dipeptide (MDP) immunomodulator that stimulates the patient's own immune system to kill cancer cells. The goal of this Phase II trial will be to utilize ImmTher to destroy residual tumor cells, or micrometases, and increase the patient's overall survival rate.

Material Changes in Results of Operations

Net loss for the three months ended March 31, 1998 increased approximately $8.6 million as compared to the three months ended March 31, 1997 primarily due to Equity in loss from joint venture which included the Company's 80.1% share of the $10 million license fee paid by the joint venture to Elan.

Research and development expenditures increased $229,372 or 60% as compared to the three months ended March 31, 1997 due to additional personnel, consultants and clinical supplies in connection with the commencement of Phase II clinical trials for the Company's two cancer drugs, Perillyl alcohol and ImmTher.

General and Administrative expenses for the three months ended March 31, 1998 increased $619,675 or 288% as compared to the three months ended March 31, 1997 due to amortization of the fair value of warrants issued in connection with the financial advisory agreement with Paramount Capital, Inc., additional personnel and expenses related to expanded investor relations activities.

Interest income for the three months ended March 31, 1998 increased approximately $216,000 as compared to the three months ended March 31, 1997 as a result of investing cash proceeds from the Company's private placement in October 1997 and sale of Common Stock to Elan in January 1998. The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

Plan of Operations

The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future. During the next twelve months, the Company will continue to conduct the clinical trials for POH and ImmTher. The Company plans to expand the clinical trial for ImmTher in Ewings sarcoma to at least one additional major cancer center. The Company is also evaluating initiation of additional clinical trials with POH and/or ImmTher.

In February 1998, the Company announced moving its North Dakota research and development operations to a new leased facility in Chicago. In addition, Gerald Vosika, M.D., Chairman of the Board and Scientific Director, resigned to pursue scientific activities with a new start-up biotech company based in Fargo. Several scientific personnel have relocated and seven new people have been hired for the new facility, four of which hold Ph.D.'s. As of May 13, 1998, the Company has eighteen full time employees including eight Ph.D.'s, one M.D./J.D. and two M.B.A.'s. Improvements to the facility have commenced and are expected to be completed by mid-year. The improvements and additional equipment are not expected to have a material effect on results of operations or financial condition. The Company does not plan to significantly increase employees in the next twelve months.

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

The Company has initiated preclinical evaluation of at least one new product utilizing its proprietary oral delivery system, and plans to expand, during 1998, its oral delivery program for proteins and peptides including insulin and human growth hormone. The Company plans to select products for this program that are only available in injectable form and for which oral therapy is not available. The Company believes its technology, if effective, will increase patient compliance and ease of administration of therapy.

On March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $16,626,976 and $15,706,374, respectively, and working capital of $16,085,621 and $15,212,680, respectively. The Company's current level of research and development activities requires the expenditure of approximately $350,000 per month.

Management of the Company believes that its current cash resources will be sufficient to support its currently planned operations for the next three years. The Company's actual future capital requirements will depend on numerous factors, including, but not limited to, costs associated with technologies and products which it may license from third parties, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses to patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities.

Impact of New Accounting Standards

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

                      PART II. - OTHER INFORMATION



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

                                ENDOREX CORP.




                                Michael S. Rosen
                                President and CEO (principal executive officer)




                                David G. Franckowiak
                                Vice President, Finance and Administration
                                (principal financial and accounting officer)

