Form 10KSB/A
period 1997-12-31
ENDOREX CORP
filed 1998-07-30
CIK 812796

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------


                                AMENDMENT NO. 2


                                       TO



                                  FORM 10-KSB


(MARK ONE)

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

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

     Transitional Small Business Issuer:  Yes  [ ]     No  [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


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

10.6       Purchase Agreement dated as of June 13, 1996 between the Company, Dominion Resources, Inc.,
           The Aries Fund and The Aries Domestic Fund, L.P.(7)
10.7       Purchase Agreement dated as of June 26, 1996 between the Company, The Aries Fund and The
           Aries Domestic Fund, L.P.(7)
10.8       Incentive Stock Option Plan.(1)
10.9       Lease dated April 28, 1993 between the Company and Landmark Investors.(7)
10.10      Office Lease dated September 18, 1996 between the Company and American National Bank & Trust
           Company of Chicago, as amended.(7)
10.11      Placement Agency Agreement between the Company and Paramount Capital, Inc. dated July 1,
           1997.(8)
10.12      Side Letter #1 to Placement Agency Agreement.(8)
10.13      Form of Subscription Agreement for the purchase of Common Stock.(8)
10.14      Financial Advisory Agreement between the Company and Paramount Capital, Inc. dated October
           16, 1997.(8)
10.15      Lease dated December 19, 1997 between the Company and Howard M. Ruskin.(9)
10.16+*    Joint Development and Operating Agreement, dated as of January 21, 1998, between the Company,
           Elan Corporation, plc, Orasomal Technologies, Inc. and Endorex Vaccine Delivery Technologies,
           Inc.
10.17+**   Securities Purchase Agreement, dated as of January 21, 1998, between the Company and Elan
           International Services, Ltd.
10.18      Registration Rights Agreement, dated as of January 21, 1998, between the Company and Elan
           International Services, Ltd.(9)
10.19+*    License Agreement, dated as of January 21, 1998, between the Elan Pharmaceuticals, plc and
           Endorex Vaccine Delivery Technologies, Inc.
10.20+*    License Agreement, dated as of January 22, 1998, between Orasomal Technologies, Inc., Endorex
           Vaccine Delivery Technologies, Inc. and the Company.
16         Letter on change in certifying accountants.(6)
21         Subsidiaries of the Company.(9)
23.1       Consent of PricewaterhouseCoopers LLP, independent certified public accountants.
27         Financial Data Schedule(9)


-------------------------
 + The Company has applied for Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.


  * Re-filed pursuant to the Company's request for Confidential Treatment.



 ** Confidential Treatment of this exhibit has been withdrawn. The exhibit has been re-filed in its entirety.


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

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 6, 1998

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Lake Bluff, State of Illinois, on July 29, 1998.


                                          ENDOREX CORP.

                                          By:     /s/ MICHAEL S. ROSEN

                                            ------------------------------------
                                                      Michael S. Rosen
                                               President and Chief Executive
                                                    Officer, and Director


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Lake Bluff, State of Illinois, on July 29, 1998.



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