Form 10KSB/A
period 1997-12-31
ENDOREX CORP
filed 1998-08-04
CIK 812796

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 4, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------


                                AMENDMENT NO. 3

                                       TO

                                  FORM 10-KSB

(MARK ONE)

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
------------------- TO
-------------------

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

        10.9        Lease dated April 28, 1993 between the Company and Landmark
                    Investors.(7)
        10.10       Office Lease dated September 18, 1996 between the Company
                    and American National Bank & Trust Company of Chicago, as
                    amended.(7)
        10.11       Placement Agency Agreement between the Company and Paramount
                    Capital, Inc. dated July 1, 1997.(8)
        10.12       Side Letter #1 to Placement Agency Agreement.(8)
        10.13       Form of Subscription Agreement for the purchase of Common
                    Stock.(8)
        10.14       Financial Advisory Agreement between the Company and
                    Paramount Capital, Inc. dated October 16, 1997.(8)
        10.15       Lease dated December 19, 1997 between the Company and Howard
                    M. Ruskin.(9)
        10.16+      Joint Development and Operating Agreement, dated as of
                    January 21, 1998, between the Company, Elan Corporation,
                    plc, Orasomal Technologies, Inc. and Endorex Vaccine
                    Delivery Technologies, Inc.
        10.17       Securities Purchase Agreement, dated as of January 21, 1998, between the Company and Elan International Services,
                    Ltd.(10)
        10.18       Registration Rights Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd.(9)
        10.19+*     License Agreement, dated as of January 21, 1998, between the
                    Elan Pharmaceuticals, plc and Endorex Vaccine Delivery
                    Technologies, Inc.
        10.20+*     License Agreement, dated as of January 22, 1998, between
                    Orasomal Technologies, Inc., Endorex Vaccine Delivery
                    Technologies, Inc. and the Company.
        16          Letter on change in certifying accountants.(6)
        21          Subsidiaries of the Company.(9)
        23.1        Consent of PricewaterhouseCoopers LLP, independent certified public accountants.(10)
        27          Financial Data Schedule(9)


-------------------------
  + The Company has applied for Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.


  * Re-filed herewith pursuant to the Company's request for Confidential Treatment.



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


 (9) Previously filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed on March 27, 1998.



(10) Previously filed with Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed on July 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Lake Bluff, State of Illinois, on August 4, 1998.


                                          ENDOREX CORP.

                                          By:     /s/ MICHAEL S. ROSEN

                                            ------------------------------------
                                                      Michael S. Rosen
                                               President and Chief Executive
                                                    Officer, and Director


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Lake Bluff, State of Illinois, on August 4, 1998.



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