Form 10QSB
period 1998-06-30
ENDOREX CORP
filed 1998-08-14
CIK 812796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended     June 30, 1998


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

                                  Yes  [X]    No   [ ]

At August 13, 1998 9,936,000 shares of the registrant's common stock
 (par value, $.001 per share) were outstanding.

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - Financial Statements


                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                 June 30,
                                                   1998
ASSETS
Current assets:
 Cash and cash equivalents                     $15,139,534
 Prepaid expenses                                  134,342
 Deferred costs                                  1,580,000
                                               ------------
    Total current assets                        16,853,876
Leasehold improvements and equipment,
 net of accumulated amortization of
 $953,992                                          301,249
Deferred costs                                     469,162
Patent issuance costs, net of accumulated
 amortization of $42,482                           361,200
                                               ------------
TOTAL ASSETS                                   $17,985,487
                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses         $   497,005

Series B redeemable convertible preferred
 stock, $.05 par value, 200,000 authorized,
 80,100 issued and outstanding
 at redemption value                             8,289,143

Stockholders' equity:
Preferred stock, $.05 par value.
 Authorized 300,000 shares; none
 issued and outstanding
Common stock, $.001 par value.
 Authorized 50,000,000 shares, issued
 10,054,642, outstanding 9,936,000                  10,055
Additional paid-in capital                      33,842,836
 (Deficit) accumulated during the
 development stage                             (24,209,802)
                                               ------------
                                                 9,643,089
Less:
 Treasury stock, at cost, 118,642 shares         (443,750)
                                               ------------
    Total stockholders' equity                   9,199,339
                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $17,985,487
                                               ============

See accompanying condensed notes to financial statements

                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                                     Cumulative from
                                  Six Months        February 15, 1985
                                Ended June 30,     (date of inception)
                              1998          1997    to June 30, 1998

SBIR contract revenue    $        --   $        --    $    100,000

Expenses:
SBIR contract
 research and
 development                      --            --          86,168
Proprietary research
 and development           1,429,465       733,997      11,298,789
General and
 administrative            1,742,920       512,678       6,165,831
                         ------------  ------------   -------------
Total operating expenses   3,172,385     1,246,675      17,550,788
                         ------------  ------------   -------------
  (Loss) from operations  (3,172,385)   (1,246,675)    (17,450,788)

Equity in loss from
 joint venture            (8,010,000)                   (8,010,000)
 Other income                     --            --           1,512
 Interest income             446,998         8,086       1,453,329
 Interest expense            (10,142)            --       (203,855)
                         ------------  ------------   -------------
Net loss                $(10,745,529)  $(1,238,589)   $(24,209,802)
                        =============  ============   =============
Basic and diluted
 net loss per share      $     (1.08)   $    (1.14)   $     (31.52)
Weighted average
 common shares
 outstanding               9,947,338     1,087,537         768,152


See accompanying condensed notes to financial statements

                       ENDOREX CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                Three Months
                               Ended June 30,
                             1998          1997

SBIR contract revenue    $        --   $        --

Expenses:
SBIR contract
 research and
 development                      --            --
Proprietary research
 and development             817,714       351,621
General and
 administrative              908,350       297,787
                         ------------  ------------
Total operating expenses   1,726,064       649,408
                         ------------  ------------
(Loss) from operations    (1,726,064)     (649,408)

Equity in loss from
 joint venture                    --            --
 Other income                     --            --
 Interest income             218,765           138
 Interest expense             (5,820)           --
                         ------------  ------------
Net loss                 $(1,513,119)  $  (649,270)
                         ============  ============
Basic and diluted
 net loss per share      $     (0.15)   $    (0.60)
Weighted average
 common shares
 outstanding               9,936,000     1,087,925


See accompanying condensed notes to financial statements

                            ENDOREX CORPORATION
                   (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                            Cumulative from
                                      Six Months           February 15, 1985
                                    Ended June 30,        (date of inception)
                                  1998          1997       to June 30, 1998
Net cash used in operating
 activities                   $(2,056,586)  $(1,048,501)     $(12,718,401)
                              ------------  ------------     -------------
INVESTING ACTIVITIES:
 Patent issuance cost             (79,792)      (54,193)         (506,842)
 Investment in joint venture   (8,010,000)                     (8,010,000)
 Organizational costs
  incurred                            --             --              (135)
 Deposit on leasehold
  improvements                        --             --            (5,000)
 Purchase of leasehold
  improvements                   (122,152)           --          (414,671)
 Purchases of office
  and lab equipment              (111,905)      (33,790)         (846,722)
 Proceeds from assets
  sold                                               --             1,000
                              ------------   -----------     -------------
Net cash used in
 investing activities          (8,323,849)      (87,983)       (9,782,370)
                              ------------   -----------     -------------
FINANCING ACTIVITIES:
Net proceeds from
 issuance of common
 stock and warrant              1,871,845         6,408        30,024,722
Proceeds from issuance of
 Redeemable Convertible
 Preferred Stock                8,010,000                       8,010,000
Proceeds from exercise
 of options                        61,750            --           200,986
Proceeds from borrowings
 from President                        --            --            41,433
Repayment of borrowings
 from President                        --            --           (41,433)
Proceeds from borrowings
 under line of credit                  --       287,490           662,490
Repayment of borrowings
 under line of credit                  --            --          (662,490)
Proceeds from note
 payable to bank                       --            --           150,000
Payments on note
 payable to bank                       --            --          (150,000)
Proceeds from borrowings
 from stockholders                     --            --            15,867
Repayment of borrowings
 from stockholders                     --            --           (15,867)
Advances from parent
 Company                               --            --           135,000
Payments to Parent
 company                               --            --          (135,000)
Repayment of long-
 term note receivable                  --            --            50,315
Repayment of note
 payable issued in
 exchange for legal
 service                               --            --           (71,968)
Purchase of treasury
 stock                           (130,000)           --          (573,750)
                              ------------   -----------     -------------
Net cash provided by
 financing activities           9,813,595       293,898        37,640,305
                              ------------   -----------     -------------
Net increase (decrease)
 in cash and cash
 equivalents                     (566,840)     (842,586)       15,139,534

Cash and cash equivalents at
 beginning of periods          15,706,374       905,907                --
                              ------------   -----------     -------------
Cash and cash equivalents at
 end of periods               $15,139,534   $    63,321      $ 15,139,534
                              ============  ============     =============
<F/N>
See accompanying condensed notes to financial statements

                         ENDOREX CORPORATION
                  (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO FINANCIAL STATEMENTS


The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

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

At the time of closing, Endorex issued to Elan International Services, Ltd. ("EIS") for an aggregate purchase price of $2,000,000: (i) 307,692 shares of Endorex common stock at $6.50 per share and (ii) a six-year warrant to purchase an additional 230,777 shares of Endorex common stock at an exercise price of $10.00 per share. The fair value allocated to the warrants at the grant date was $846,000, which has been recorded as a reclassification of Additional paid-in capital. In addition, EIS purchased $8.01 million of Endorex Series B Redeemable Convertible Preferred Stock (Series B Preferred), which is convertible into Endorex common stock at a price of $7.50 per share. Series B Preferred is voting and pays an 8% annual cumulative in-kind dividend. Series B Preferred is redeemable at par value plus accrued dividends if certain conditions are met. The joint venture will be conducted in a newly-formed company that is initially owned 80.1% by Endorex and 19.9% by EIS. The new company has licensed certain technology from Elan and certain other technology from Orasomal Technologies, Inc. ("Orasomal"). Endorex has invested $8.01 million in the joint venture and Elan has invested $1.99 million.

Elan received an initial $10 million license payment from the joint venture, and may receive future milestones and royalties based on the joint venture's performance. Since the technology does not yet represent a commercial product, the joint venture recorded an expense in the first quarter of 1998 for the initial license fee paid to Elan. Endorex recorded its $8.01 million share of that expense and simultaneously recorded Elan's purchase of $8.01 million of Endorex Series B Preferred.

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

NET LOSS PER SHARE

On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Earnings per share (EPS) have been presented on the Consolidated Statement of Operations in accordance with SFAS No. 128 for the current and prior periods. As operations resulted in a net loss for all periods presented, diluted earnings per share are the same as basic earnings per share due to the antidilutive effect of potential dilutive common shares. The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period as follows:


                                                SIX MONTHS ENDED
                                                  JUNE 30, 1998
                                   ------------------------------------------

                                     INCOME           SHARES        PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                   -----------     -------------    ---------
Net loss                          $(10,745,529)
Less: Preferred Stock Dividends              --
                                  -------------
BASIC AND DILUTED EPS
Income available to
common stockholders               $(10,745,529)     9,947,338       $(1.08)
                                  =============     =========       =======

                                                SIX MONTHS ENDED
                                                 JUNE 30, 1997
                                   ------------------------------------------
                                     INCOME          SHARES         PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)     -AMOUNT
                                   -----------     -------------    ---------
Net loss                          $(1,238,589)
Less: Preferred Stock Dividends            --
                                  ------------
BASIC AND DILUTED EPS
Income available to
common stockholders               $(1,238,589)       1,087,537        $(1.14)
                                  ============      ==========        =======

                                               THREE MONTHS ENDED
                                                  JUNE 30, 1998
                                   ------------------------------------------

                                     INCOME           SHARES        PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                   -----------     -------------    ---------
Net loss                           $(1,513,119)
Less: Preferred Stock Dividends             --
                                   ------------
BASIC AND DILUTED EPS
Income available to
common stockholders                $(1,513,119)     9,936,000       $(0.15)
                                   ============     =========       =======

                                               THREE MONTHS ENDED
                                                 JUNE 30, 1997
                                   ------------------------------------------
                                     INCOME          SHARES         PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)     -AMOUNT
                                   -----------     -------------    ---------
Net loss                            $(649,270)
Less: Preferred Stock Dividends            --
                                    ----------
BASIC AND DILUTED EPS
Income available to
common stockholders                 $(649,270)       1,087,925        $(0.60)
                                    ==========       =========        =======

Options to purchase 1,483,172 shares of common stock at a weighted average exercise price of $3.199 and warrants to purchase 2,459,600 shares of common stock at a weighted average exercise price of $3.243, were outstanding but not included in the computation of diluted EPS because the effect of the securities was antidilutive.

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

Material Changes in Results of Operations

Net loss for the six months ended June 30, 1998 increased approximately $9.5 million as compared to the six months ended June 30, 1997, primarily due to equity in loss from the joint venture which included the Company's 80.1% share of the $10 million license fee paid by the joint venture to Elan. Net loss for the three months ended June 30, 1998 increased $863,849, or 133%, as compared to the three months ended June 30, 1997. The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

Research and development expenditures for the six and three months ended
June 30, 1998 increased $695,468, or 95%, and $466,093, or 133%, respectively, as compared to the corresponding periods ended June 30, 1997. During the quarter, Endorex completed its new R&D center in Lake Forest, Illinois dedicated to developing the Company's oral delivery technology for drugs and vaccine. Additionally, the Company recruited new scientific personnel for the joint venture with Elan for the oral delivery of vaccines. R&D expenses also increased due to the start of a new randomized Phase II clinical trial for the treatment of pediatric bone cancer with the Company's proprietary cancer drug, ImmTher(R).

General and administrative expenses for the six and three months ended June 30, 1998 increased $1,230,242, or 240%, and $610,563, or 205%, respectively, as compared to the six and three months ended June 30, 1997, due to amortization of the fair value of warrants issued in connection with the financial advisory agreement with Paramount Capital, Inc., and additional business development personnel and expenses related to expanded public and investor relations activities.

Interest income for the six and three months ended June 30, 1998 increased approximately $439,000 and $219,000, respectively, as compared to the six and three months ended June 30, 1997 as a result of investing cash proceeds from the Company's private placement in October 1997 and sale of Common Stock to Elan in January 1998.

Plan of Operation

During the next twelve months, the Company will continue to conduct Phase II clinical trials for POH and ImmTher. The Company plans to expand the clinical trial for ImmTher in Ewings sarcoma to at least one additional major cancer center. The Company is also evaluating initiation of additional clinical trials with POH and/or ImmTher in other types of cancer. The Company has also recently commenced a sponsored research agreement with the University of Wisconsin-Madison to develop and evaluate other monoterpene analogs as cancer drug candidates.

The Company continues preclinical development of its Orasome(TM)technology for the oral delivery of vaccines and drugs. The first patent for this technology issued in June 1998. A new R&D Center was completed in July for this development. The leasehold improvements and related new equipment are not expected to have a material effect on results of operations or financial condition. Additionally, the Company recruited new scientific personnel for the joint venture with Elan for the oral delivery of vaccines, bringing total employees to seventeen as of August 13, 1998 of which eight are Ph.D.'s and one is an M.D. The Company does not plan to significantly increase employees in the next twelve months.

On June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $15,139,534 and $15,706,374, respectively, and working capital of $14,776,871 and $15,212,680, respectively, exclusive of deferred costs. The Company's current level of activities requires the expenditure of approximately $350,000 per month. Management of the Company believes that its current cash resources will be sufficient to support its currently planned operations for the next three years. However, the Company intends, from time to time in the future, to seek to expand its research and development activities into other technologies and/or products that it either may license from other persons or
develop.   Any such activities may require the expenditure of funds not presently available to the Company. The Company may seek to obtain these funds from possible future public or private sales of its securities or other sources.

In October 1997, the Company completed a $20 million private placement.
Net proceeds were $17.2 million after commissions and expenses. The Company used approximately $370,000 to repay the Loan from two of its major stockholders. The remaining proceeds will be used to fund research and development activities, clinical trials, operations and to acquire new technologies. From October 1997 through June 30, 1998, the Company has used approximately $3.5 million to fund research and development, including capital improvements and equipment, clinical trials and operations.

Impact of New Accounting Standards

In February 1998 and June 1998, FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," respectively. The Company does not expect the effect of the adoption of these pronouncements to have a material effect on results of operations or financial condition.

                      PART II. - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   The Company's Annual Meeting of Stockholders was held on May 22, 1998.

c)   The motions before the stockholders were:

     1) To elect four directors:

                          Votes       Votes     Votes                   Broker
Name of Director           For       Against   Withheld    Abstentions  Nonvotes
Michael S. Rosen         5,895,209      807      -            -            -
Richard Dunning          5,895,276      739      -            -            -
Steve H. Kanzer          5,895,310      706      -            -            -
Paul Rubin               5,895,293      723      -            -            -
H. Laurence Shaw         5,895,310      706      -            -            -
Andrew Stein             5,895,276      739      -            -            -
Kenneth F. Tempero       5,895,293      723      -            -            -
Steven Thornton          5,895,293      723      -            -            -

    2) To ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants for the year ending
        December 31, 1998.

        Votes For:           5,894,921
        Votes Against:             767
        Votes Withheld:            -
        Abstentions:               328
        Broker Nonvotes:           -

    3)  To approve the Amended and Restated 1995 Omnibus Incentive Plan.

        Votes For:           5,616,401
        Votes Against:          68,569
        Votes Withheld:            -
        Abstentions:            12,561
        Broker Nonvotes:       198,485

4) To approve name change of the Company from "Endorex Corp." to "Endorex Corporation."

        Votes For:           5,893,064
        Votes Against:             631
        Votes Withheld:            -
        Abstentions:             2,321
        Broker Nonvotes:           -


ITEM 5 - OTHER INFORMATION OF FORM 10-QSB

As disclosed in the Company's latest proxy statement, the deadline for Submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting is January 1, 1999.

Pursuant to recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the Company will have discretionary voting authority if a proponent does not notify the Company by March 2, 1998 of their intent to present a proposal from the floor at the 1999 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the 1999 Annual Meeting of Stockholders.

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

August 13, 1998