Form 10-Q
period 1998-09-30
ENDOREX CORP
filed 1998-11-13
CIK 812796

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1998


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________  to  ____________


Commission File No.      1-14778


                                 ENDOREX CORP.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                            41-1505029
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)


28101 BALLARD DRIVE, SUITE F, LAKE FOREST, IL                 60045
  (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code     (847) 573-8990


                 900 NORTH SHORE DRIVE, LAKE BLUFF, IL  60044
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]    No   [ ]


At November 13, 1998 9,936,000 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]    No   [X]

                        PART I. - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                                 ENDOREX CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                             Sept 30,
                                                               1998
ASSETS
Current assets:
 Cash and cash equivalents                                 $14,103,207
 Prepaid expenses                                              104,147
 Deferred costs                                              1,580,000
                                                           ------------
   Total current assets                                     15,787,354
Leasehold improvements and equipment,
 net of accumulated amortization of
 $916,110                                                      429,294
Deferred costs                                                  71,509
Patent issuance costs, net of accumulated
 amortization of $44,701                                       368,585
                                                           ------------
TOTAL ASSETS                                               $16,656,742
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                     $   687,984

Stockholders' equity:
Preferred stock, $.05 par value,
 300,000 shares authorized, none
 issued and outstanding
Series B convertible preferred stock,
 $.05 par value, 200,000 shares authorized,
 80,100 issued and outstanding at redemption
 and liquidation value                                       8,448,905
Common stock, $.001 par value,
 50,000,000 shares authorized, 10,054,642
 issued, 9,936,000 outstanding                                  10,055
Additional paid-in capital                                  33,683,075
Deficit accumulated during the
 development stage                                         (25,729,527)
                                                           ------------
                                                            16,412,508
Less:
 Treasury stock, at cost, 118,642 shares                      (443,750)
                                                           ------------
   Total stockholders' equity                               15,968,758
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $16,656,742
                                                           ============

           See accompanying condensed notes to financial statements.

                                 ENDOREX CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Cumulative from
                                        Nine Months        February 15, 1985
                                      Ended Sept. 30,     (date of inception)
                                    1998          1997     to Sept. 30, 1998
SBIR contract revenue         $         --   $       --    $    100,000

Expenses:
SBIR contract
 research and
 development                            --           --          86,168
Proprietary research
 and development                 2,283,829     1,103,003     12,153,153
General and
 administrative                  2,588,170       738,889      7,011,081
                              -------------  ------------  -------------
Total operating expenses         4,871,999     1,841,892     19,250,402
                              -------------  ------------  -------------
  Loss from operations          (4,871,999)   (1,841,892)   (19,150,402)

Equity in loss from
 joint venture                  (8,010,000)                  (8,010,000)
Other income                            --            --          1,512
Interest income                    629,962        19,597      1,636,559
Interest expense                   (13,483)       (4,929)      (207,196)
                              -------------  ------------  -------------
  Net loss                    $(12,265,520)  $(1,827,224)  $(25,729,527)
                              =============  ============  =============
Basic and diluted
 net loss per share
 available to common
 stockholders                 $      (1.28)  $     (1.36)  $     (27.91)
Basic and diluted
 weighted average common
 shares outstanding              9,943,532     1,329,322        937,651

           See accompanying condensed notes to financial statements.

                                 ENDOREX CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  Three Months
                                  Ended Sept. 30,
                              1998            1997
Expenses:
Proprietary research
 and development            $   854,367   $  369,006
General and
 administrative                 845,098      226,211
                            -----------   ----------
Total operating expenses      1,699,465      595,217
                            -----------   ----------
  Loss from operations       (1,699,465)    (595,217)

Interest income                 182,964       11,648
Interest expense                 (3,074)      (4,929)
                            -----------   ----------
  Net loss                  $(1,519,575)  $ (588,498)
                            ===========   ==========
Basic and diluted net
 loss per share
 available to common
 stockholders               $     (0.17)  $    (0.33)
Basic and diluted
 weighted average common
 shares outstanding           9,936,000    1,810,230


See accompanying condensed notes to financial statements.

                                 ENDOREX CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Cumulative from
                                       Nine Months                 February 15, 1985
                                     Ended Sept. 30,              (date of inception)
                                    1998          1997              to Sept. 30, 1998
Net cash used in operating
 activities                     $(2,930,126)      $(1,733,686)        $(13,654,961)
                                -----------       -----------         ------------
INVESTING ACTIVITIES:
 Patent issuance cost               (89,396)          (64,945)            (516,446)
 Investment in joint venture     (8,010,000)                            (8,010,000)
 Organizational costs
  incurred                               --                --                 (135)
 Deposit on leasehold
  improvements                           --                --               (5,000)
 Purchase of leasehold
  improvements                     (237,375)               --             (414,671)
 Purchases of office
  and lab equipment                (149,865)          (52,977)            (936,885)
 Proceeds from assets
  sold                                                     --                1,000
                                -----------      ------------         ------------
Net cash used in
 investing activities            (8,486,636)         (117,922)          (9,882,137)
                                -----------      ------------         ------------
FINANCING ACTIVITIES:
 Net proceeds from
  issuance of common
  stock and warrant               1,871,845         1,746,408           30,024,722
 Proceeds from issuance of
  Series B Preferred              8,010,000                              8,010,000
 Proceeds from exercise
  of options                         61,750                --              200,986
 Proceeds from borrowings
  from President                         --                --               41,433
 Repayment of borrowings
  from President                         --                --              (41,433)
 Proceeds from borrowings
  under line of credit                   --           287,490              662,490
 Repayment of borrowings
  under line of credit                   --          (287,490)            (662,490)
Proceeds from note
  payable to bank                        --                --              150,000
 Payments on note
  payable to bank                        --                --             (150,000)
 Proceeds from borrowings
  from stockholders                      --                --               15,867
 Repayment of borrowings
  from stockholders                      --                --              (15,867)
 Advances from parent
  company                                --                --              135,000
 Payments to parent
  company                                --                --             (135,000)
 Repayment of long-
  term note receivable                   --                --               50,315
 Repayment of note
  payable issued in
  exchange for legal
  service                                --                --              (71,968)
 Purchase of treasury
  stock                            (130,000)               --             (573,750)
                                -----------        ----------          -----------
Net cash provided by
 financing activities             9,813,595         1,746,408           37,640,305
                                -----------        ----------          -----------
Net increase (decrease)
 in cash and cash
 equivalents                     (1,603,167)         (105,200)          14,103,207

Cash and cash equivalents at
 beginning of periods            15,706,374           905,907                   --
                                -----------        ----------          -----------
Cash and cash equivalents at
 end of periods                 $14,103,207        $  800,707          $14,103,207
                                ===========        ==========          ===========

See accompanying condensed notes to financial statements.

                                 ENDOREX CORP.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS


The unaudited interim consolidated financial statements included herein are prepared under the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Since the Company has no components of comprehensive income for the periods presented, there is no effect of the adoption reflected in the financial statements.

JOINT VENTURE WITH ELAN CORPORATION

On December 31, 1997, the Company executed a binding letter of intent with Elan Corporation, plc ("Elan"), to establish a joint venture for the exclusive research, development and commercialization of oral and mucosal vaccines. The closing of the transactions contemplated by the letter of intent occurred as of January 21, 1998.

At the time of closing, the Company issued to Elan International Services, Ltd. ("EIS") for an aggregate purchase price of $2,000,000: (i) 307,692 shares of the Company's common stock ("Common Stock"), par value $.001 per share, at $6.50 per share and (ii) a nine-year warrant to purchase an additional 230,770 shares of Common Stock at an exercise price of $10.00 per share. The fair value allocated to the warrants at the grant date was $846,000, which has been recorded as a reclassification of additional paid-in capital. In addition, EIS purchased $8.01 million of Series B convertible preferred stock ("Series B Preferred") of the Company, which is convertible into Common Stock at a price of $7.50 per share. The Series B Preferred is voting and pays an 8% annual cumulative in-kind dividend. The joint venture is being conducted through Innovax Corporation ("Innovax"), which is initially owned 80.1% by the Company and 19.9% by EIS. Innovax has licensed certain technology from Elan and certain other technology from Orasomal Technologies, Inc. ("Orasomal"). The Company has invested $8.01 million in Innovax and Elan has invested $1.99 million.

In consideration for oral vaccine rights to certain of Elan's proprietary technology, including patents and know how, Innovax paid Elan an initial $10 million license payment. Elan may receive future milestones and royalties based on Innovax's performance. Since the technology does not yet represent a commercial product, Innovax recorded an expense in the first quarter of 1998 for the initial license fee paid to Elan. The Company recorded its $8.01 million share of that expense and simultaneously recorded Elan's purchase of $8.01 million of the Series B Preferred.

Orasomal sub-licensed to Innovax oral vaccine rights to its proprietary

Orasome(TM) polymerized liposome technology exclusively licensed from Massachusetts Institute of Technology ("MIT"). In consideration of the license, Orasomal may receive milestone payments and royalties.

The Joint Development and Operating Agreement between the Company and Elan provides for equal control of Innovax, including representation on the Board of Directors and agreement of both parties for budgets and material transactions. Therefore, the Company records Innovax's activities using the equity method of accounting.

Elan and the Company will each fund R&D activities equally in the first year. Accordingly, the Company includes R&D expenses incurred in conducting such activities in the consolidated statement of operations. After the first year, the Company and Elan will fund future joint venture expenditures in proportion to their respective ownership levels.

NET LOSS PER SHARE

On October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Earnings per share ("EPS") have been presented on the Consolidated Statement of Operations in accordance with SFAS No. 128 for the current and prior periods. As operations resulted in a net loss for all periods presented, diluted earnings per share are the same as basic earnings per share due to the anti-dilutive effect of potential dilutive common shares. The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period as follows:

                                                  NINE MONTHS ENDED
                                                    SEPT. 30, 1998
                                                  ------------------
                                   INCOME           SHARES            PER-SHARE
                                   (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                   ------------   -----------------   ---------
Net loss                           $(12,265,520)
Less: Preferred stock dividends        (438,905)
                                   ------------
BASIC AND DILUTED EPS
Income available to
 common stockholders               $(12,704,425)          9,943,532      $(1.28)
                                   ============   =================   =========

                                                  NINE MONTHS ENDED
                                                  SEPT. 30, 1997
                                                  -----------------
                                   INCOME         SHARES              PER-SHARE
                                   (NUMERATOR)    (DENOMINATOR)       -AMOUNT
                                   ------------   -----------------   ---------
Net loss                           $ (1,827,224)
Less: Preferred stock dividends              --
                                   ------------
BASIC AND DILUTED EPS
Income available to
 common stockholders               $ (1,827,224)          1,329,322      $(1.36)
                                   ============   =================   =========

                                               THREE MONTHS ENDED
                                                 SEPT. 30, 1998
                                   ----------------------------------------
                                   INCOME        SHARES           PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   -----------   --------------   ---------

Net loss                           $(1,519,575)
Less: Preferred stock dividends       (159,761)
                                   -----------
BASIC AND DILUTED EPS
Income available to
 common stockholders               $(1,679,336)       9,936,000      $(0.17)
                                   ===========   ==============   =========

                                              THREE MONTHS ENDED
                                                 SEPT. 30, 1997
                                   ----------------------------------------
                                   INCOME        SHARES           PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   -----------   --------------   ---------

Net loss                           $  (588,498)
Less: Preferred stock dividends             --
                                   -----------
BASIC AND DILUTED EPS
Income available to
 common stockholders               $  (588,498)       1,810,230      $(0.33)
                                   ===========   ==============   =========

Options to purchase 1,483,172 shares of Common Stock at a weighted average exercise price of $3.199 and warrants to purchase 2,459,600 shares of Common Stock at a weighted average exercise price of $3.243, were outstanding but not included in the computation of diluted EPS because the effect of the securities was anti-dilutive. The Series B Preferred in-kind dividends were included in the computation of basic and diluted EPS.

SUBSEQUENT EVENT

On September 30, 1998, the Company executed a binding letter of intent with Elan to establish a second joint venture for the exclusive research, development and commercialization of products using Elan's Medipad/TM/ delivery system for two drugs in undisclosed fields. The closing of the transactions contemplated by the letter of intent occurred as of October 21, 1998.

The second joint venture is initially owned 80.1% by the Company and 19.9% by EIS. The new Company has obtained an exclusive worldwide license to the Medipad /TM/ drug delivery system from Elan within the undisclosed fields. Medipad/TM/ is a lightweight, disposable drug delivery system, which combines the simplicity of a patch with the extensive delivery capabilities of an infusion pump.

At the time of closing, the Company and EIS purchased $8,410,500 and $2,089,500 of the second joint venture's common stock, respectively. In addition, Elan purchased $8,410,500 of Series C exchangeable convertible preferred stock ("Series C Preferred") of the Company. The Series C Preferred pays a 7% annual in-kind dividend. The Series C Preferred plus accrued dividends is exchangeable at Elan's option for an additional 30.1% ownership interest of the second joint venture's common stock, or it may be converted into the Company's Common Stock at a price of $9.00 per share.

At the time of closing, Elan received an initial $10 million license payment from the joint venture, and may receive future milestones and royalties based on the joint venture's performance. Since the technology does not yet represent a commercial product, the joint venture will record an expense in the fourth quarter of 1998 for the initial license fee paid to Elan. The Company will record its $8.01 million share of that expense and will simultaneously record EIS's $8.4 million purchase of Series C Preferred.

Until December 31, 1999, EIS and the Company each will contribute equally towards funding the second joint venture's research and development activities, and each will fund subsequent years' expenditures in proportion to their respective ownership levels. In addition, during 2000 and 2001, the Company may require Elan to lend up to $4,806,000, pursuant to a convertible note, to fund the Company's portion of the second joint venture's research and development expenses. The note will bear interest at 7% per year, compounded semi-annually, and will be convertible into Common Stock at $5.70 per share.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto and the Company's Annual Report on Form 10-KSB. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements, including those set forth in Exhibit 99 "Certain Factors that May Affect Future Results, Financial Condition and the Market Price of Securities" of this Quarterly Report on Form 10-QSB.

Material Changes in Results of Operations

Net loss for the nine months ended Sept. 30, 1998 increased approximately $10.3 million as compared to the nine months ended Sept. 30, 1997, primarily due to equity loss from Innovax, which included the Company's 80.1% share of the $10 million license fee paid by Innovax to Elan. Net loss for the three months ended Sept. 30, 1998 increased $783,532, or 106%, as compared to the three months ended Sept. 30, 1997. The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

Research and development expenditures for the nine and three months ended
Sept. 30, 1998 increased $1,180,826, or 107%, and $485,361, or 132%, respectively, as compared to the corresponding periods ended Sept. 30, 1997. During the three months ended Sept. 30, 1998, the Company completed its new R&D center in Lake Forest, Illinois, dedicated to developing the Company's oral delivery technology for drugs and vaccines. The transfer of the research and development activities and personnel from Fargo, North Dakota resulted in non-recurring charges of approximately $120,000 during the first nine months. Additionally, during the first three quarters, the Company recruited new scientific personnel, adding 3 scientists to its staff to support Innovax's and the Company's other increased research activities. The resulting R&D salary expenses for the nine and three months ended Sept. 30, 1998 increased approximately $387,000, or 99%, and $150,000, or 106%, respectively, as compared to the corresponding periods ended Sept. 30, 1997. Due to the start of a new randomized Phase II clinical trial for the treatment of pediatric bone cancer with the Company's proprietary cancer drug, ImmTher(R), the evaluation in animals of the Orasome(TM) technology with selected hormones at Johns Hopkins Endocrinology Department and the initial startup of Innovax activities, consulting expenses, clinical supplies, and sponsored R&D expenses increased approximately $469,000, or 108% and $249,000, or 189%, respectively, for the nine and three months ended Sept. 30, 1998 as compared to the same periods ended Sept. 30, 1997. Additionally, the Company signed a research agreement with the University of Wisconsin-Madison to develop and evaluate other monoterpene analogs as cancer drug candidates. In August, the Company was issued a Japanese patent on ImmTher(R). The Company expects to incur increased research and development expenses associated with the second joint venture.

General and administrative expenses for the nine and three months ended Sept. 30, 1998 increased $1,849,281, or 250%, and $618,887, or 274%, respectively, as compared to the nine and three months ended Sept. 30, 1997, mainly due to amortization of $1,180,000 and $398,000 respectively, in fair value of warrants issued in connection with the financial advisory agreement with Paramount Capital, Inc., and additional business development personnel and expenses related to expanded public and investor relations activities. Legal, accounting and public relations expenses also increased related to the initiation of the Company's listing on the American Stock Exchange. The Company began trading on the American Stock Exchange under its new symbol, DOR, on August 6, 1998.

Interest income for the nine and three months ended Sept. 30, 1998 increased approximately $610,000 and $171,000, respectively, as compared to the nine and three months ended Sept. 30, 1997 as a result of investing cash proceeds from the Company's private placement in October 1997 and the sale of common stock to Elan in January 1998.

Plan of Operation

During the next twelve months, the Company will continue to conduct Phase II clinical trials for Perillyl alcohol ("POH") and ImmTher(R). During the three months ended Sept. 30, 1998, the Company expanded the clinical trial for ImmTher(R) in Ewings sarcoma to Memorial Sloan-Kettering, a major cancer center. The Company is also evaluating initiation of additional clinical trials with POH and/or ImmTher(R) in other types of cancer, and continues to conduct a sponsored research agreement with the University of Wisconsin-Madison to develop and evaluate other monoterpene analogs as cancer drug candidates.

The Company continues pre-clinical development of its Orasome(TM) technology for the oral delivery of vaccines and drugs. This development includes ongoing work with Elan for vaccines and Johns Hopkins Endrocrinology Department for hormones. The first patent for this technology issued in June 1998. A new R&D center was completed in July for this development. The amortization and maintenance of leasehold improvements and related new equipment are not expected to have a material effect on results of operations or financial condition. During the three months ended Sept. 30, 1998, the Company received notice of issuance of a patent for its proprietary cancer drug ImmTher(R) for Japan. In addition, the FDA designated ImmTher(R) as an Orphan drug for two types of cancer, Ewings sarcoma and osteosarcoma. This will allow marketing exclusivity when the drug is approved for market, as well as tax credits. Additionally, the Company recruited new scientific personnel for Innovax, bringing total employees as of November 13, 1998 to sixteen, of which eight hold a Ph.D. and one holds an M.D. The Company does not plan to significantly increase employees in the next twelve months.

On Sept. 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $14,103,207 and $15,706,374, respectively, and working capital of $13,519,370 and $15,212,680, respectively, exclusive of deferred costs. The Company's current level of activities requires the expenditure of approximately $400,000 per month, exclusive of costs associated with the second joint venture that have not yet been determined. Management of the Company believes that its current cash resources will be sufficient to support its currently planned operations for the next two to three years. However, the Company intends, from time to time in the future, to seek to expand its research and development activities into other technologies and/or products that it either may license from other persons or develop. Any such activities may require the expenditure of funds not presently available to the Company. The Company may seek to obtain these funds from possible future public or private sales of its securities or other sources.

In October 1997, the Company completed a $20 million private placement.
Net proceeds were $17.2 million after commissions and expenses. The Company used approximately $370,000 to repay a loan from two of its major stockholders. The remaining proceeds are being used to fund research and development activities, clinical trials, operations and the acquisition of new technologies. From October 1997 through Sept. 30, 1998, the Company has used approximately $3.5 million to fund research and development, including capital improvements and equipment, clinical trials and operations.

In connection with the formation of Innovax in January 1998, the Company issued to EIS 307,692 shares of Common Stock and a warrant to purchase 230,770 shares of Common Stock for an aggregate purchase price of $2 million. In addition, the Company issued to EIS 80,100 shares of Series B Preferred for a purchase price of $8.01 million. The Company and Elan have invested $8.01 million and $1.99 million, respectively, in Innovax. Pursuant to a license agreement with Elan, Innovax paid Elan an initial payment of $10 million.

In connection with the formation of the second joint venture with Elan in October 1998, the Company issued to EIS 84,105 shares of Series C Preferred for a purchase price of $8.4 million. The Company and Elan have invested $8.4 million and $2.1 million, respectively, in the second joint venture. Pursuant to a license agreement with Elan, the second joint venture paid Elan an initial payment of $10 million.

Year 2000

The Company is aware of the issues associated with computer programming code and certain embedded computer chips used in computer systems as the Year 2000 approaches. Some systems may not be able to distinguish between the year 2000 and the year 1900. The Company utilizes personal computers, software packages developed by third party vendors, and a service bureau for payroll to manage its business. It has no internally developed software and does not sell any products that are derived from internally developed software.

The Company is currently in the process of determining and coordinating the actions necessary to provide uninterrupted, normal operation of business-critical systems. There are four stages to the Year 2000 project: 1)awareness
2)vendor assessment 3)selection of new software, and 4) implementation. The Company has completed the first stage of the project plan. It has inventoried critical business systems and vendors and estimated the potential impact of problems should any of the systems be non-compliant. Management believes, that if necessary, the majority of the Company's systems can be replaced by another vendor or performed manually with minimal cost.

The Company has cash equivalents which may be exposed to credit risk to the extent that investment companies are materially adversely affected by the Year 2000 issue. It is anticipated that any such impact would be short lived and would not impact the liquidity of the Company or its operating results.

The Company will obtain written confirmation from its vendors regarding Year 2000 compliance. It is anticipated that the assessment will be completed by December 31, 1998, allowing adequate time to arrange alternative software and services, if necessary. Based on the initial review of its systems to date, management believes that the Year 2000 problem will not pose significant operational problems and that the total costs associated with the Year 2000 issues will not have a material effect on the consolidated results of the Company.

These estimates and conclusions contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the Year 2000 plan include the availability of alternative software, the Company's ability to discover and correct potential Year 2000 problems which might have a serious impact on operations, and liquidity issues surrounding securities investments.

Impact of New Accounting Standards

In February 1998 and June 1998, FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Post-retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," respectively. The Company does not expect the effect of the adoption of these pronouncements to have a material effect on results of operations or financial condition.


                         PART II. - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

As disclosed in the Company's latest proxy statement, the deadline for Submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting is January 1, 1999.

Pursuant to recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the Company will have discretionary voting authority if a proponent does not notify the Company by March 2, 1999 of their intent to present a proposal from the floor at the 1999 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the 1999 Annual Meeting of Stockholders.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:
          10.21 Securities Purchase Agreement, dated as of October 21, 1998, between the Company and Elan International Services, Ltd.
          10.22 Registration Rights Agreement, dated as of October 21, 1998, between the Company and Elan International Services, Ltd.
          10.23* License Agreement, dated as of October 21, 1998, between the
                 Company, Elan Corporation, plc, Endorex Newco, Ltd. and Elan Medical Technologies Ltd.
          10.24* Joint Development and Operating Agreement, dated as of October
                 21, 1998, between the Company, Elan Corporation, plc, Elan International Services, Ltd. and Endorex Newco, Ltd.
             27  Financial Data Schedule
             99 Certain Factors that May Affect Future Results, Financial Condition, and the Market Price of Securities
     ____________________
     * The Company has applied for confidential treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

b)   Reports on Form 8-K:

     None.


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ENDOREX CORP.

                           /s/ Michael S. Rosen
                           Michael S. Rosen
                           President and Chief Executive Officer
                           (principal executive officer)

                           /s/ David G. Franckowiak
                           David G. Franckowiak
                           Vice President, Finance and Administration
                           (principal financial and accounting officer)


November 13, 1998