Form 10KSB
period 1998-12-31
ENDOREX CORP
filed 1999-03-30
CIK 812796

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------
(Mark
One)

  [X]               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                          Commission File No. 1-14778

                               ----------------

                              ENDOREX CORPORATION
                           (Formerly Endorex Corp.)
            (Exact name of registrant as specified in its charter)

                               ----------------

               DELAWARE                              41-1505029
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)


     28101 BALLARD DRIVE, SUITE F                        60045
            LAKE FOREST, IL                          (Zip Code)
    (Address of principal executive
               offices)

        Issuer's telephone number, including area code: (847) 573-8990

        Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each Exchange
      Title of each class                                on Which registered
      -------------------                               ---------------------
             None                                      American Stock Exchange

        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.001 per share
                               (Title of class)

                               ----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Revenues for its most recent fiscal year were: $-0-

   The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock, as of March 1, 1999, was $13,634,000. Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

   At March 1, 1998, 9,936,000 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

                      Documents Incorporated by Reference

   The definitive proxy statement of Endorex Corporation in connection with the annual meeting to be held on or about May 12, 1999 is incorporated by reference into Part III of this Form 10-KSB.

   Transitional Small Business Issuer: Yes [_]  No [X]
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

The Company

   Endorex Corporation (the "Company" or "Endorex") is a development stage drug delivery and cancer products company founded in 1985. The Company was incorporated in January 1987 as ImmunoTherapeutics, Inc, a wholly-owned subsidiary of BiologicalTherapeutics, Inc. ("BTI"). BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985. On March 30, 1987, BTI was merged into the Company.

   The Company's original focus was on immunotherapy research and development for cancer and infectious diseases. In 1996, a new CEO with extensive pharmaceutical experience, Michael Rosen, was hired and a new management team assembled quickly to reposition Endorex in new areas that offered greater near-term income potential and less risk. Under Mr. Rosen's direction, Endorex has: 1) developed a balanced business portfolio consisting of novel cancer products and a proprietary drug delivery platform; 2) terminated drug discovery activities in favor of in-licensing more advanced technologies and products from key universities; 3) secured multinational drug company giant Elan as a joint venture partner; 4) raised over $40 million of new capital for product development activities; and 5) recently listed the company on the American Stock Exchange.

   The Company established a majority owned subsidiary, Orasomal Technologies, Inc. ("Orasomal"), in 1996 to develop oral delivery technology obtained via an exclusive license from Massachusetts Institute of Technology ("MIT") for vaccines, proteins and peptides via advanced generation liposomal technology. In July 1997, the Company formed another majority owned subsidiary, Wisconsin Genetics, Inc. ("WGI"), to develop and commercialize a new class of cancer drugs called monoterpenes derived from natural plants, with the leading drug being perillyl alcohol ("POH").

   In January 1998, Endorex obtained its first corporate partner, Elan Corporation, plc ("Elan"), the leading drug delivery company in the world and established a joint venture, named Innovax Corporation ("Innovax"), for the research, development and commercialization of oral and mucosal vaccines. Innovax combines novel existing and future delivery systems of the two companies for the development of human vaccines, a $4 billion market that is projected to increase to $7 billion by 2001, as well as for the growing veterinary vaccine market.

   In October 1998, Endorex formed a second joint venture with Elan, Endorex Newco, Ltd., to develop two drugs for life-threatening disease to be administered via a novel Elan delivery system called Medipad(TM). This delivery system combines patch technology with the capabilities of an infusion pump to painlessly deliver critical drugs over a period up to 48 hours.

   The Company's principal executive office is located in the northern Chicago suburbs at 28101 Ballard Drive, Suite F, Lake Forest, Illinois 60045 and its telephone number is (847) 573-8990. It is close to the headquarters of several major pharmaceutical companies such as Abbott, Baxter and Searle.

Research and Development Programs

   The Company is currently directing its research and product development efforts in the following areas: drug delivery systems, including oral delivery and Medipad, and cancer therapy. Research and development expenditures for the periods ending December 31, 1998 and 1997 were approximately $3.1 million and $1.8 million, respectively.

Oral Delivery Technology

   Many drugs based on proteins and peptides such as insulin, human growth hormone and vaccines, cannot currently be delivered orally because the drugs are degraded in the gastrointestinal tract, and therefore must be given by injection. Injections are painful, particularly in children and the elderly, and are more expensive to administer because they require a doctor or nurse, often in a hospital or outpatient setting. Oral delivery of drugs and vaccines is significantly less expensive and preferred by the patient.

   The Orasome(TM) technology is based on lipids that can easily be assembled into structures that efficiently capture drugs and proteins, bypassing the destructive action of stomach acids and intestinal degradative enzymes--while being taken up efficiently by crucial key cells in the intestinal tract. Because of the unique ability of these polymerized liposomes to withstand the cleansing activity of bile salts, digestive enzymes, and gastric acids, this proprietary liposomal technology may be utilized practically and commercially for the oral delivery of many therapeutics.

   Oral Delivery of Vaccines--Endorex and Elan are developing technology to orally deliver vaccines through their Innovax joint venture. During 1998, Innovax has continued development of both the Orasome system and Elan's microparticulate PLGA technology in key animal models. During 1999, Innovax will complete a data package including in vivo testing, toxicology and manufacturing scale-up data with the goal of attracting corporate partners for development of oral vaccines.

   Proteins and Peptides--Orasomal continues to develop its Orasome(TM) technology for drugs. Orally delivered hormones, such as insulin and human growth hormone are being evaluated in key animal models at Johns Hopkins. The current market for those two drugs exceeds $3 billion. Orasomal also plans to evaluate oral delivery of other proteins and peptides.

Disposable Delivery System

   In October 1998, Elan and Endorex entered into a second joint venture agreement to develop products using Medipad(TM) technology. Medipad(TM) is a small, disposable delivery system that contains a tiny needle for subcutaneous access and a microinfusion pump. Since the system has an adhesive backing, it can be worn similarly to a transdermal patch and then be discarded after use. Medipad(TM) can be used with a wide variety of drugs, such as peptides and proteins, compounds with short half-life requiring multiple daily doses, and parenteral formulations requiring controlled, prolonged delivery.

Cancer Therapy

   The American Cancer Society estimates that approximately 1.4 million people in the U.S. were diagnosed with some form of cancer in 1997. Approximately $35 billion is spent annually in the U.S. alone on direct medical costs of managing cancer patients.

   Despite medical advances in diagnosing and treating the disease that have been made over the past twenty years, only modest improvements have been achieved in cancer patient survival rates. According to the National Cancer Institute, the overall five-year relative survival rates for all cancer sites combined has increased only slightly from 49.3% in 1974-76 to 53.9% in 1983-90. Currently utilized cancer therapies such as surgery, radiation and chemotherapy to date have demonstrated limited efficacy in treating selected tumors.

   New directions in cancer therapy include gene therapy, cell therapy, angiogenesis inhibitors, photodynamic therapy, immunotherapy, novel sources of traditional chemotherapy (e.g., natural plants and marine organisms). The rationale for developing a new cancer drug is based on 1) novel mechanism of action, 2) evidence of antitumor activity on several tumor models and 3) evidence of a therapeutic window for the drug (i.e. a dose level for which potential toxicity's are manageable).

   Immunotherapy Program--Endorex's immunomodulator, ImmTher(R), works by activating macrophages, cells that specifically recognize and destroy cancer cells. ImmTher(R) is currently being evaluated in a randomized

Phase II (efficacy) trial as an adjunct therapy, following surgery and chemotherapy, for the treatment of bone cancer in children and young adults. The initial therapy for this type of cancer is often surgery (including limb amputation). However, residual cancer cells remaining after surgery metastasize to the liver or lungs and patients rarely survive more than a few years. ImmTher(R) is being tested for its usefulness in treating micrometastases with a goal of increasing the life of these children and young adults. The trials are being conducted at the two leading cancer centers in the U.S., Memorial Sloan Kettering in New York and M.D. Anderson Cancer Center in Houston.

   In the second quarter of 1998, the FDA granted ImmTher(R) Orphan Drug status as a treatment of both Ewing's sarcoma and osteosarcoma, the most prevalent forms of bone cancer in children and young adults. The Orphan Drug designation benefits Endorex in two ways: first, it provides the company with a 50% tax credit on human clinical trials; and secondly, it gives Endorex seven years of additional market exclusivity. Endorex intends to evaluate this drug in another type of cancer during 1999.

Natural Cancer Therapy

   Perillyl alcohol is a synthetic compound that is a member of a new class of anti-cancer agents, monoterpenes, which have shown anti-tumor and preventative activity against a wide range of tumor types in preclinical studies at non-toxic dose levels. POH was developed by Dr. Michael Gould and his collaborators at the University of Wisconsin-Madison, with the support of the National Cancer Institute.

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

   WGI was founded by Endorex to develop new therapies for the prevention and treatment of cancer. Patents covering the use of POH in the treatment of cancer have been licensed for development by WGI from Wisconsin Alumni Research Foundation ("WARF"). WARF, a non-profit organization, is the office designated to receive and license new discoveries made by the UW-Madison researchers.

   In 1998, three Phase II open label studies sponsored by the National Cancer Institute ("NCI") were initiated to evaluate the effect of POH for the treatment of advanced carcinomas of breast, prostate and ovary. Two of the trials, one in patients with advanced prostate cancer and another in patients with advanced breast cancer, are being conducted at the University of Wisconsin-Madison Comprehensive Cancer Center. The third Phase II trial for patients with advanced epithelial ovarian cancer is being conducted by the Eastern Cooperative Oncology Group ("ECOG"). Additionally, the NCI has sponsored a Phase I trial at the Cleveland Clinic to evaluate POH for the prevention of cancer.

   During 1998, WGI initiated a research agreement with the University of Wisconsin-Madison to sponsor the identification and preclinical development of additional new cancer drugs from monoterpenes chemically related to POH.

Government Regulation

   Prior to marketing, each of the Company's products must undergo an extensive regulatory approval process conducted by the FDA and applicable agencies in other countries. The Company is currently conducting Phase II clinical trials for its two cancer drugs, POH and ImmTher(R). See also-- "Certain Factors which may Affect Future Results, Financial Condition and the Market Price of Securities--Government Regulation; Need for FDA and Other Regulatory Approval." The Company has contracted with Theradex, a Clinical Research Organization ("CRO") to monitor the ImmTher(R) trials and Quintiles, another CRO, as its regulatory interface with the FDA.

   In connection with those trials, the FDA has reviewed the preclinical testing and design protocols for the trials.

Patents and Other Proprietary Rights

   The Company relies on patent rights, trade secrets and nondisclosure agreements to establish and protect its proprietary rights in its technologies. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology or to obtain and use information that the Company regards as proprietary. The laws of some foreign countries do not protect the Company's proprietary rights in its processes and products to the same extent as the laws of the United States.

   The Company currently has the following patent portfolio in the United
States: (1) Endorex has three issued patents and one pending, (2) Orasomal has one patent issued, and (3) WGI has licensed the rights to three patents issued to WARF. In addition, the Company has numerous foreign patents issued and patent applications pending.

Employees

   As of March 1, 1999 the Company had seventeen (17) full-time employees, including seven Ph.D.s and 1 M.D.

   Endorex has recruited seasoned managers with considerable experience in the pharmaceutical industry and established world-class Scientific Advisory Boards. Michael Rosen, the company's President/CEO joined Endorex in 1996. Prior to joining Endorex, Mr. Rosen held senior executive positions at Monsanto, Pfizer and Bristol-Myers Squibb. Endorex's Clinical and Regulatory Affairs EVP, Rick Wilson, M.D., J.D., joined the company in 1997. Dr. Wilson previously held senior regulatory and clinical positions with Pharmacia & Upjohn, Syntex and Roche. Research and Development VP, Robert Brey, Ph.D., has prior experience with American Home Products' vaccine division, while Business Development Executive Director, Ellen Clough, Ph.D., was recruited from Mallinckrodt (now Schering Plough Animal Health). David Franckowiak was promoted to CFO in February 1999. Prior to joining Endorex in 1997, he spent 11 years with PricewaterhouseCoopers LLP.

   The Company's board of directors includes CEO's and senior management of other publicly traded biotech companies with extensive pharmaceutical company expertise, and a member of Elan's senior management team.

   Endorex has assembled strong Scientific Advisory Boards that include leading cancer and drug delivery system experts from MIT, Johns Hopkins, University of Wisconsin, Georgetown, Duke, Case Western Reserve and Keio University in Japan. Drug Delivery Advisory Board Co-Chairman Dr. Robert Langer, recognized as a leading expert on drug delivery technology, is a member of three National Academies (Sciences, Medicine and Engineering), holds 265 patents and has authored over 500 articles. Dr. Langer is a Professor of Biomedical and Chemical Engineering and is co-inventor of the Orasome(TM) technology. Advisory Board Co-Chairman, Dr. Henry Brem, is a Professor of Neurology, Ophthalmology and Oncology at Johns Hopkins University and the other inventor of the Orasome(TM) technology. Drs. Langer and Brem have significant continued involvement with Endorex as advisors, consultants and shareholders.

Certain Factors that May Affect Future Results, Financial Condition and the Market Price of Securities

   Need for Substantial Additional Funds. The Company had approximately $13.6 million of cash and marketable securities at December 31, 1998. The Company may be required to seek additional financing in the future to continue operations during such period in the event of cost overruns, unanticipated expenses, a determination to pursue additional research projects, or the failure to receive funds anticipated from other sources. The Company will require substantial additional funds to finance its business activities on an ongoing basis. The Company's actual future capital requirements will depend on numerous factors, including, but not limited to, costs associated with technologies and products which it may license from third parties, progress in its research and development programs, including preclinical and clinical trials, costs of filing and prosecuting patent applications and, if necessary, enforcing issued patents or obtaining additional licenses to patents, competing technological and market developments, the cost and timing of regulatory approvals, the ability of the Company to establish collaborative relationships, and the cost of establishing manufacturing, sales and marketing capabilities. The Company has no current commitment to obtain other additional funds and is unable to state the amount or potential source of any other additional funds. Because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to accept unfavorable alternatives, including (i) the delay, reduction or elimination of research and development programs, capital expenditures, and marketing and other operating expenses,
(ii) arrangements with collaborative partners that may require the Company to relinquish material rights to its products that it would not otherwise relinquish, or (iii) a merger of the Company or a sale of the Company or its assets.

   Early Stage of Development. The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future. The Company's proprietary immunomodulator, ImmTher(R), has completed some Phase II clinical trials for cancer with limited response in gross metastatic disease. The Company initiated new randomized Phase II clinical trials for ImmTher(R) in treating micro-metastasis in pediatric sarcomas with M.D. Anderson Cancer Center in Houston and Memorial Sloan-Kettering Cancer Center in New York City. ImmTher(R) recently received FDA Orphan drug designations for Ewings sarcoma and osteosarcoma, the most prevalent bone cancers in children and young adults. Additionally, the Company's second cancer drug, POH, has completed several Phase I trials as an anti-cancer drug at the University of Wisconsin-Madison and with the Eastern Cooperative Oncology Group, and has initiated three Phase II trials in breast, ovarian and prostate cancers, all sponsored by the National Cancer Institute. Furthermore, the Company initiated development of other monoterpene based cancer agents via a sponsored research agreement with the University of Wisconsin-Madison. The Company's oral delivery technology is in the preclinical development stage. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with early-stage biopharmaceutical development. These risks include, but are not limited to, the possibilities that any or all of the Company's potential products will be found to be ineffective or toxic, or fail to receive necessary regulatory clearances in the United States or abroad. To achieve profitable operations, the Company must successfully develop, obtain regulatory approval for, introduce and successfully market through a larger pharmaceutical partner, at a profit, products that are currently in the research and development phase. The Company is currently not profitable. No assurance can be given that the Company's research and development efforts will be successful, that required regulatory approvals will be obtained, that any of the Company's proposed products will be safe and effective, that any such products, if developed and introduced, will be successfully marketed or achieve market acceptance, or that such products can be marketed at prices that will allow profitability to be achieved or sustained. Failure of the Company to successfully develop, obtain regulatory approval for, and introduce and market its products under development would have a material adverse effect on the business, financial condition and results of operations of the Company.

   History of Losses; Uncertainty of Future Financial Results. The Company has experienced significant operating losses since its inception, has a significant accumulated deficit, and expects to incur losses for the next several years. The amount of net losses may vary significantly from year-to-year and quarter-to-quarter and depend on, among other factors, the success of the Company in securing collaborative partners and the progress of research and preclinical and clinical development programs. The Company's ability to attain profitability will depend, among other things, on successfully completing development of product candidates, obtaining regulatory approvals, establishing manufacturing, sales and marketing capabilities, and obtaining sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained.

   Dependence on Elan Joint Ventures. The Company's strategy for research, development and commercialization of certain of its products is to rely in part upon various arrangements with corporate partners. As a result, the Company's products are dependent in large part upon the subsequent success of such third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. In January 1998, the Company entered into a joint venture with Elan for the exclusive research, development and commercialization of oral and mucosal prophylactic and therapeutic vaccines. In October 1998, the Company entered into a second joint venture with Elan for the exclusive research, development and commercialization of products using Elan's Medipad(TM) drug delivery system for two undisclosed drugs. In connection with the two joint ventures, the Company is obligated to fund each joint venture's research and development activities in an amount up to approximately $1.5 million during the first year of each joint venture and in proportion to its ownership interest in each joint venture thereafter. In the event the Company does not have sufficient resources to meet its funding obligations under the two joint ventures as well as other ongoing research and development activities of the Company, the Company's funding obligations under the two joint ventures could have a material adverse effect on the Company's business, financial condition or results of operations. The Company intends to pursue additional collaborations in the future. There can be no assurance that the Company will be able to negotiate additional acceptable collaborative arrangements or that such arrangements will be successful. No assurance can be given that the Company's collaborative partners will be able to obtain FDA approval for any licensed compounds, that any such licensed compounds, if so approved, will be able to be commercialized successfully, or that the Company will realize any revenues pursuant to such arrangements. Although the Company believes that parties to collaborative arrangements generally have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources which they devote to these activities are not within the Company's control. There can be no assurance that parties will perform their obligations as expected or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for diseases targeted by collaborative programs with the Company or that any additional revenues will be derived from such arrangements. If any collaborative partner breaches or terminates its agreement with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of the product candidate or research program under such collaboration agreement may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to development or commercialization, or development or commercialization could be terminated. The termination or cancellation of collaborative arrangements could also adversely effect the Company's financial condition, intellectual property position and results of operations. In addition, disagreements between collaborators and the Company have in the past and could in the future lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in legal process or arbitration for resolution. These consequences could be time consuming and expensive, and could have a material adverse effect on the Company's business, financial condition or results of operations.

   Limited Experience and Dependence on Third Parties for Completion of Clinical Trials, Manufacturing, and Marketing. The Company has no experience with government approvals or marketing of pharmaceutical products and has limited experience with clinical testing and manufacturing. The Company may form alliances with established pharmaceutical companies for the testing, manufacturing, marketing, and regulatory approval of its products. There can be no assurance that the Company will be successful in forming such alliances or that the Company's partners will devote adequate resources to, and successfully market, the Company's products. If the Company instead performs such tasks itself, it will be required to develop internal expertise or contract with third parties to perform these tasks. This will place increased demand on the Company's resources, requiring the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could materially adversely affect prospects for the Company's success. All of the Company's scientific and clinical advisors are employed by others and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company.

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

   The Company currently has several patents issued and patent applications pending in the United States and foreign countries. Although the Company intends to apply for additional patents, there can be no assurance that the Company will obtain patents either under the pending applications or any future applications or that any of its existing or future patent will provide effective protection against competitive products. If patent or other proprietary rights cannot be obtained and maintained by the Company, its products may face significantly increased competition.

   The application of patent law to the area of biotechnology is relatively new and has resulted in considerable litigation. The ability of the Company to obtain patents, licenses and similar rights and the nature, extent and enforceability of the intellectual property rights, if any, that are obtained as a result of its research programs involve complex legal and factual issues. For example, the Company is dependent upon its license of oral delivery technology from MIT, its license of perillyl alcohol from the Wisconsin Alumni Research Foundation and licenses from Elan in connection with the Company's two joint ventures with Elan. No assurance can be given that the technology underlying such licenses will be profitable, or that the Company will retain its license for such technologies or that the Company will obtain patent protection outside the United States. The issues are more significant with respect to any product based upon natural substances, for which available patent protection may be limited due to the prior use or reported utility of such products (or their natural sources) to treat various disorders or diseases. There can be no assurance as to the degree of protection that proprietary rights, when and if established, will afford the Company. To the extent that the Company relies on trade secret protection and confidentiality agreements to protect technology, there can be no assurance that others will not independently develop similar technology, or otherwise obtain access to the Company's findings or research materials embodying those findings.

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

   Uncertainty of Clinical Trials and Results. The results of clinical trials and preclinical testing for the Company's products are subject to varying interpretations. Furthermore, studies conducted with alternative designs or on alternative populations could produce results that vary from those expected. Therefore, there can be no assurance that the results or the Company's interpretation of them will be accepted by governmental regulators or the medical community. Even if the development of the Company's products in the preclinical phase advances to the clinical stage, there can be no assurance that they will prove to be safe and effective. The products that are successfully developed, if any, will be subject to requisite regulatory approval prior to their commercial sale, and the approval, if obtainable, may take several years. Generally, only a very small percentage of the number of new pharmaceutical products initially developed is approved for sale. Even if new products are approved for sale, there can be no assurance that they will be commercially successful. The Company may encounter unanticipated problems relating to development, manufacturing, distribution and marketing, some of which may be beyond the Company's financial and technical capacity to solve. The failure to address such problems adequately could have a material adverse effect on the Company's business, financial condition or results of operations. No assurance can be given that the Company will succeed in the development and marketing of any new drug products, or that they will not be rendered obsolete by products of competitors.

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

   Government Regulation; Need for FDA and Other Regulatory Approval. Prior to marketing, each of the Company's products must undergo an extensive regulatory approval process conducted by the U.S. Food and Drug Administration (the "FDA") and applicable agencies in other countries. The process, which focuses on safety and efficacy and includes a review by the FDA of preclinical testing and clinical trials and investigating as to whether good laboratory and clinical practices were maintained during testing, takes many years and requires the expenditure of substantial resources. The Company is, and will be dependent on the external laboratories and medical institutions conducting its preclinical testing and clinical trials to maintain both good laboratory practices established by the FDA and good clinical practices. Data obtained from pre- clinical and clinical testing are subject to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in FDA policy for drug approval during the period of development and by the requirement for regulatory review of each submitted Product License Approval or New Drug Application. There can be no assurance that, even after such time and expenditures, regulatory approval will be obtained for any of the Company's product candidates. Moreover, such approval may entail significant limitations on the indicated uses for which a drug may be marketed. Even if such regulatory approval is obtained, a marketed therapeutic product and its manufacturer are subject to continual regulatory review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturing, including withdrawal of such product from the market. Change in the manufacturing procedures used by the Company for any of the Company's approved drugs are subject to FDA review, which could have an adverse effect upon the Company's ability to continue the commercialization or sale of a drug. The process of obtaining FDA and foreign regulatory approval is costly and time consuming, and there can be no assurance that any product that the Company may develop will be deemed to be safe and effective by the FDA. The Company will not be permitted to market any product it may develop in any jurisdiction in which the product does not receive regulatory approval.

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

   Competition; Technological Change. There is substantial competition in the pharmaceutical field in general and in vaccine development and liposomal formulation in particular. The Company's competitors include companies with financial resources, and licensing, research and development staffs and facilities substantially greater than those of the Company. Competitors in the vaccine development field include major pharmaceutical companies, specialized biotechnology firms, universities and governmental agencies, including American Home Products, the Merck Company, SmithKline Beecham, MedImmune, Aviron and Chiron. Competitors in the liposomal formulation field include The Liposome Company, NexStar and Sequus. Competitors in the field of the oral delivery of drugs include Emisphere, which has recently completed Phase II trials for oral heparin and in preclinical development with oral hormones, and Cortecs, which has several products in clinical development. Additionally there are numerous major pharmaceutical companies and biotech companies developing new cancer therapies. Many competitors have greater experience than the Company in undertaking preclinical testing and clinical trials and obtaining FDA and other regulatory approvals. There can be no assurance that the Company's competitors will not succeed in developing similar technologies and products more rapidly than the Company and that these technologies and products will not be more effective than any of those that are being or will be developed by the Company, or that such competitors' technologies and products will not render the Company's technologies and products obsolete or noncompetitive.

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

   Product Liability Exposure; Limited Insurance Coverage. The testing and marketing of pharmaceutical products entails an inherent risk of exposure to product liability claims from adverse effects of products. As of March 10, 1998, the Company has increased its liability insurance with limits of liability to $10.0 million for each claim from $1.0 million, and $10.0 million in the aggregate, from $3.0 million. There is no assurance that current or future policy limits will be sufficient to cover all possible liabilities. Further, there can be no assurance that adequate product liability insurance will continue to be available in the future or that it can be maintained at reasonable costs to the Company. In the event of a successful product liability claim against the Company, lack or insufficiency of insurance coverage could have an adverse effect on the Company.

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

   The Company's scientific advisors are employed on a full-time basis by unrelated employers and some have one or more consulting or other advisory arrangements with other entities which at times may conflict with their obligations to the Company. Inventions or processes discovered by such persons, other than those to which the Company's licenses relate, or those for which the Company is able to acquire licenses, or those that were invented while performing consulting services under contract to the Company, will most likely not become the property of the Company, but will remain the property of such persons or such persons' full-time employers. Failure to obtain needed patents, licenses or proprietary information held by others could have a material adverse effect on the Company's business, financial condition or results of operations.

   Limited Personnel; Dependence on Contractors. As of March 1, 1999, the Company had seventeen full-time employees. With the exception of these employees, the Company relies, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services with regard to clinical research. There can be no assurance that their services will continue to be available to the Company on a timely basis when needed, or that the Company could find qualified replacements. The Company's advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information. However, there can be no assurance that the Company will be able to maintain the confidentiality of the Company's technology, the dissemination of which could have a material adverse effect on the Company's business, financial condition or results of operations.

   Conducting Business Abroad. Although the Company conducts limited business outside the United States, it is in discussions with potential strategic partners for the in-licensing and out-licensing of technology and the development and marketing of its products. No assurance can be given that the Company will be able to establish arrangements covering foreign countries, that the necessary foreign regulatory approvals for its product candidates will be obtained, that foreign patent coverage will be available or that the development and marketing of its products through such licenses, joint ventures or other arrangements will be commercially successful. The Company may also have greater difficulty obtaining proprietary protection for its products and technologies outside the United States rather than in it, and enforcing its rights in foreign courts rather than in United States courts.

   Limited Availability of Net Operating Loss Carryforwards. For Federal income tax purposes, net operating loss and tax credit carryforwards as of December 31, 1998 are approximately $10.1 million and $541,000, respectively. These carryforwards will expire beginning in 2007 through 2017. Additionally, the Tax Reform Act of 1986 provides for a limitation on the use of net operating loss and tax credit carryforwards following certain ownership changes. Future issuances of common and preferred stock may restrict severely the Company's ability to utilize its net operating losses and tax credits. Also, because U.S. tax laws limit the time during which net operating loss and tax credit carryforwards may be applied against future taxable income tax liabilities, the Company may not be able to fully utilize its net operating loss and tax credits for federal income tax purposes.

   Potential Volatility of Price; Low Trading Volume. The market price of the Common Stock, like that of many other development-stage public pharmaceutical or biotechnology companies, has been highly volatile and may continue to be in the future. Factors such as announcements of technological innovations or new commercial products by the Company or its competitors, disclosure of results of preclinical and clinical testing, adverse reactions to products, governmental regulation and approvals, developments in patent or other proprietary rights, public or regulatory agency concerns as to the safety of products developed by the Company and general market conditions may have a significant effect on the market price of the Common Stock and the Company's other equity securities. Since August 6, 1998, the Company's common stock has been thinly traded on the American Stock Exchange. There can be no assurance that a more active trading market will develop in the future.

   Investors May Suffer Substantial Dilution. The Company has a number of agreements or obligations that may result in dilution to investors. These include:

  --warrants to purchase 2,162,162 shares of Common Stock at $2.54375 per share, subject to adjustment, issued in connection with the October 1997 Private Placement;

  --warrants for the purchase of 230,770 shares of Common Stock at $10.00 per share held by Elan;

  --warrants to purchase 66,668 shares of Common Stock at $2.54375 per share, subject to adjustment, held by the Aries Fund and the Aries Domestic Fund, L.P.;

  --conversion rights and dividend rights of preferred stock held by Elan, consisting of 80,100 shares of Series B Convertible Preferred Stock ($8.0 million original liquidation value) bearing an 8% cumulative payment in kind dividend and convertible at liquidation value into Common Stock at $7.50 per share, subject to adjustment, and 84,105 shares of Series C Exchangeable Convertible Preferred Stock ($8.4 million original liquidation value) bearing a 7% cumulative payment in kind dividend and which is exchangeable for part of the Company's interest in the second joint venture or convertible at liquidation value into Common Stock at $9.00 per share;

  --1,460,442 Common Stock options outstanding to participants in the Company's stock option plan with a weighted average exercise price of $3.18;

  --semiannual 5% payment in kind dividend ("PIK") obligations at the rate of approximately 865,000 shares of Common Stock per year payable to holders of approximately 8,648,718 shares of Common Stock annually, unless certain conditions are met; and

  --antidilution rights under the above warrants and Series B Convertible
    Preferred stock which can permit purchase of additional shares and/or at lower prices under certain circumstances.

   To the extent that the PIK dividends are paid, antidilution rights are triggered, or warrants or conversion rights are exercised, our stockholders will experience substantial dilution and the Company's stock price may decrease.

   Dividends. The Company has never paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

   Certain Interlocking Relationships; Potential Conflicts of Interest. Steve
H. Kanzer, C.P.A., Esq., a director of the Company, is a Senior Managing Director of Paramount Capital, Inc. ("Paramount"). Paramount Capital Asset Management, Inc. ("PCAM") is the investment manager and general partner of The Aries Fund, a Cayman Island Trust, and the Aries Domestic Fund, L.P., respectively, each of which is a significant shareholder of the Company. Lindsay A. Rosenwald, M.D., the President and sole stockholder of PCAM, is also the President and sole stockholder of Paramount. Dr. Rosenwald is also President and sole stockholder of Paramount Capital Investment LLC ("PCI"), a merchant banking and venture capital firm specializing in biotechnology companies. In addition, certain officers, employees and/or associates of Paramount and/or its affiliates own securities in the Company's subsidiaries. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, nor can there be any assurance, and the Company does not expect and purchasers of the securities offered hereby should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to the Company. In addition, certain of the current officers and directors of the Company or certain of any officers or directors of the company hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with those of the Company.

   Concentration of Ownership and Control. The Company's directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of the Company's directors and most other stockholder actions. In particular, pursuant to the Placement Agency Agreement, so long as 50% of the Private Placement Shares remain outstanding and subject to contractual rights described in the subscription agreement between the Company and each signatory thereto (the "Subscription Agreements"), the Company may not do any of the following without the Placement Agent's prior approval: (i) issue or increase the authorized amount or alter the terms of any securities of the Company senior to, or on parity with, the Private Placement Shares with respect to voting, liquidation or dividends, (ii) alter the Company's charter documents in any manner that would adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the Private Placement Shares or of certain contractual rights described in the Subscription Agreements, (iii) incur indebtedness in excess of $1.0 million, (iv) incorporate or acquire any subsidiaries, and (v) enter any transactions with affiliates of the Company. In addition, the Company's Board of Directors cannot exceed seven persons without the prior written consent of the Placement Agent. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events. See also, "--Certain Interlocking Relationships; Potential Conflicts of Interest."

Item 2. Facilities.

   The Company's executive offices and research and development center are located in a leased facility of approximately 7,500 square feet in Lake Forest, Illinois, near Chicago. The lease expires on December 31, 2000 and provides an option to renew for an additional three years. The Company believes that its current leased facilities may not be sufficient to meet its needs for the foreseeable future, however suitable additional space will be available if and as needed.

Item 3. Legal Proceedings.

   The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   As of August 6, 1998, the Company's Common Stock started trading on the American Stock Exchange under the symbol "DOR." Prior to that, quotations for the Company's Common Stock appeared on the "pink sheets" published by the National Quotations Bureau, Inc. and on the "Bulletin Board" of the National Association of Securities Dealers, Inc. The following table sets forth the high and low bid quotations, as provided by the National Quotation Bureau, Inc., for the Company's Common Stock during the period January 1, 1997 through August 5, 1998. The table sets forth the high and low closing prices, as provided by the American Stock Exchange, for the period from August 6, 1998 through March 1, 1999. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions. All prices have been adjusted for the one-for-fifteen reverse stock split effected by the Company on June 11, 1997.

                                                                     High   Low
                                                                    ------ -----
      1997
        1st Quarter................................................ $12.19 $7.97
        2nd Quarter................................................ $ 7.20 $2.75
        3rd Quarter................................................ $ 2.94 $2.75
        4th Quarter................................................ $ 6.50 $2.94
      1998
        1st Quarter................................................ $ 9.00 $5.38
        2nd Quarter................................................ $ 6.25 $2.88
        3rd Quarter................................................ $ 4.88 $2.13
        4th Quarter................................................ $ 2.63 $1.88
      1999
        1st Quarter................................................ $ 2.69 $1.50

   As of December 31, 1998, the Company had approximately 1,100 stockholders of record.

   In connection with a senior line of credit agreement entered into by the Company with two of its major stockholders, Aries Domestic Fund, L.P. and The Aries Fund, on May 19, 1997, the Company granted warrants to purchase an aggregate of 66,668 shares of Common Stock at an initial exercise price equal to the offering price of the Company's Private Placement (as defined below), subject to adjustment under certain circumstances. Such warrants are exercisable until May 19, 2002.

   Pursuant to a private placement (the "Private Placement") of Common Stock, the Company issued and sold an aggregate of 8,648,718 shares of Common Stock to certain accredited investors on July 16, October 10, and October 16, 1997, in consideration of an aggregate amount of $20,000,000. The net proceeds to the Company after deducting commissions and expenses of Paramount Capital, Inc., which acted as the placement agent for the Private Placement (the "Placement Agent"), were $17,400,000.

   In connection with the Private Placement, the Company issued and sold to the Placement Agent and/or its designees warrants (the "Placement Warrants") to purchase up to an aggregate of 864,865 shares of Common Stock and, in connection with the execution of a financial advisory agreement, dated October 16, 1997, between the Company and the Placement, the Company issued and sold to the Placement Agent warrants (the "Advisory Warrants") to purchase up to an aggregate of 1,297,297 shares of Common Stock. The Placement Warrants and the Advisory Warrants are exercisable until April 16, 2003, at an exercise price of $2.54375 per share, subject to adjustment under certain circumstances.

   On January 21, 1998, the Company formed a joint venture, Innovax, with Elan. In connection with the agreement, the Company issued and sold to Elan International Services, Ltd. ("EIS"), 307,692 shares of the Company's Common Stock and warrants to purchase an aggregate of 230,770 shares of Common Stock in consideration of an aggregate amount of $2.0 million. The warrants are exercisable until January 20, 2007, at an exercise price of $10.00 per share. In addition, the Company issued and sold to EIS 80,100 shares of Series B Convertible Preferred Stock at a price of $100 per share. The Series B Preferred is voting and pays an 8% annual cumulative in-kind dividend. The shares can be converted to common stock based upon their liquidation value, currently at $7.50 per share, subject to adjustment.

   On October 21, 1998, the Company formed a second joint venture with Elan. In connection with the new agreement, the Company issued and sold to EIS 84,105 shares of Series C Exchangeable Convertible Preferred Stock ("Series C Preferred") at a price of $100 per share. The Series C Preferred is non-voting and pays an 7% annual cumulative in-kind dividend. The shares can be exchanged for common stock in the joint venture or converted to Endorex Common Stock at $9.00 per common share.

Item 6. Management's Discussion and Analysis or Plan of Operations.

   The following "Discussion and Analysis" provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements, including those set forth in "Business--Certain Factors that may Affect Future Results, Financial Condition and the Market Price of Securities" on this Annual Report Form 10-KSB.

Material Changes in Results of Operations

   Net loss for the twelve months ended December 31, 1998 of $21.8 million increased approximately $18.5 million as compared to the $3.2 million loss recorded for the twelve months ended December 30, 1997, primarily due to recognizing $16.0 million of equity losses. The equity losses reflect the Company's 80.1% share of the aggregate $20.0 million license fees paid by the joint ventures to Elan to acquire two technologies: 1) oral delivery technologies for vaccines, and 2) a medical device called Medipad(TM) for delivery of certain drugs for treatment of life-threatening diseases. The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

   Research and development expenditures for the year ended December 31, 1998 increased to $3.1 million ($1.2 million, or 67%), as compared to $1.8 million for the year ended December 31, 1997. During 1998, the Company completed its new research and development center in Lake Forest, Illinois, dedicated to developing the Company's oral delivery technology for drugs and vaccines. The increase was primarily due to salary expenses for three new scientists added during the first three quarters; increased expenses to support Immther(R) clinical trials, pre-clinical work on the Orasome(TM) technology, and the Innovax joint venture with Elan; increased expenses for university research support for POH and related compound development projects; and non-recurring charges for the move from Fargo to Lake Forest.

   General and administrative expenses for the year ended December 31, 1998 increased to $3.5 million ($2.0 million, or 141%), as compared to $1.5 million incurred for the year ended December 31, 1997. The increase was mainly due to $1.2 million of amortization of the fair value of warrants issued in connection with the financial advisory agreement with Paramount. Excluding this amortization, general and administrative expenses increased 71% due to additional business development personnel and expenses related to expanded public and investor relations activities, including legal, accounting and public relations expenses for the year related to the initiation of the Company's listing on the American Stock Exchange. The Company began trading on the American Stock Exchange under its new symbol, DOR, on August 6, 1998.

   Interest income for the year ended December 31, 1998 increased approximately $614,000 as compared to the year ended December 31, 1997 as a result of investing cash proceeds from the Company's October 1997 private placement and the sale of common stock to Elan in January 1998.

Plan of Operation and Financial Condition

   During the next twelve months, the Company will continue to conduct Phase II clinical trials for its two main cancer drugs: POH and ImmTher(R). During the third quarter of 1998, the Company expanded the clinical trial for ImmTher(R) in Ewings sarcoma to Memorial Sloan-Kettering, a major cancer center in New York. The Company is also evaluating initiation of additional clinical trials with POH and/or ImmTher(R) in other types of cancer, and continues to conduct a sponsored research agreement with the University of Wisconsin-Madison to develop and evaluate other monoterpene analogs as cancer drug candidates.

   During the third quarter, the Company received notice of issuance of a patent for its proprietary cancer drug ImmTher(R) for Japan. In addition, the FDA designated ImmTher(R) as an Orphan drug for two types of cancer, Ewings sarcoma and osteosarcoma. This will allow marketing exclusivity when and if the drug is approved for market, as well as tax credits.

   The Company continues preclinical development of its Orasome(TM) technology for the oral delivery of vaccines and drugs. This development includes ongoing work with Elan for vaccines and Johns Hopkins Endrocrinology Department for hormones. The first patent for this technology issued in June 1998. A new R&D center was completed in July for the development of this technology. The amortization and maintenance of leasehold improvements and related new equipment are not expected to have a material effect on results of operations or financial condition. The Company plans initial partnering with major pharmaceutical companies of its oral delivery technology during 1999 based on key data currently being completed. The Company also expects to initiate clinical trials during 1999 with Medipad in one drug through is second joint venture with Elan.

   On December 31, 1998 and December 31, 1997, the Company had cash, cash equivalents, and marketable securities of $13.2 million and $15.7 million, respectively, and working capital of $12.6 million and $15.2 million, respectively, exclusive of deferred costs. The Company's current level of activities requires the expenditure of approximately $.5 million per month, including costs associated with the second joint venture. Management of the Company believes that its current cash resources will be sufficient to support its currently planned operations for the next two years. However, the Company intends, from time to time in the future, to seek to expand its research and development activities into other technologies and/or products that it either may license from other persons or develop. Any such activities may require the expenditure of funds not presently available to the Company. The Company may seek to obtain these funds from possible future public or private sales of its securities or other sources. See "Certain Factors that May Affect Future Results, Financial Condition and the Market Price of Securities--Need for Substantial Additional Funds."

   In October 1997, the Company completed a $20 million private placement. Net proceeds were $17.2 million after commissions and expenses. The Company used approximately $.4 million to repay a loan from two of its major stockholders. The remaining proceeds are being used to fund research and development activities, clinical trials, operations and the acquisition of new technologies. From October 1997 through December 31, 1998, the Company has used approximately $4.6 million to fund research and development, including capital improvements and equipment, clinical trials and operations.

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

   The Company is currently in the process of determining and coordinating the actions necessary to provide uninterrupted, normal operation of business-critical systems. There are four stages to the Year 2000 project: 1) awareness, 2) vendor assessment, 3) selection of new software, and 4) implementation. The Company has completed the second stage of the project plan, which included surveying vendors as to Year 2000 readiness. The results of the surveys indicated that critical business systems and vendors are or anticipate being Year 2000 compliant in all material aspects of operations. The Company estimates that the potential impact of problems should any of the systems be non-compliant will not have a significant impact on operations.

   The Company has cash equivalents which may be exposed to credit risk to the extent that investment companies are materially adversely affected by the Year 2000 issue. The results of the Company's vendor surveys indicate that all banks and investment companies which the Company currently utilizes are in the process of testing Year 2000 modifications and expect to be compliant before the end of the year. It is anticipated that any Year 2000 impact would be short lived and would not impact the liquidity of the Company or its operating results.

   Based on the review of its systems to date, management believes that the Year 2000 problem will not pose significant operational problems and that the total costs associated with the Year 2000 issues will not have a material effect on the consolidated results of the Company. To date, the Company has determined that it will require nominal personal computer program upgrades to accommodate Year 2000 issues.

   These estimates and conclusions contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the Year 2000 plan include the availability of alternative software, the Company's ability to discover and correct potential Year 2000 problems which might have a serious impact on operations, failure of vendors to complete their expected Year 2000 compliance, and liquidity issues surrounding securities investments.

 Impact of New Accounting Standards

   In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company estimates that the effect of the adoption of this pronouncement does not have a material effect on results of operations or financial condition.

Item 7. Financial Statements.

   Pursuant to Rule 12b-23, the financial statements set forth on pages F-1, et seq. attached hereto are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

   The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1998.

Item 10. Executive Compensation.

   The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1998.

Item 12. Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1998.

Item 13. Exhibits and Reports on Form 8-K.

   (a) The following financial statements are filed as part of this report:

     Financial Statements.

        (1) Balance Sheet as of December 31, 1998.

        (2) Statements of Operations for the periods ended December 31, 1998 and 1997 and cumulative from February 15, 1985 (date of inception) to December 31, 1998.

        (3) Statements of Cash Flows for the periods ended December 31, 1998 and 1997 and cumulative from February 15, 1985 (date of inception) to December 31, 1998.

        (4) Statements of Stockholders' Equity for the period from February 15, 1985 (date of inception) to December 31, 1998.

       (5) Notes to Financial Statements.

       (6) Independent Accountants' Report.

   (b) Reports on Form 8-K

   During the fiscal quarter ended December 31, 1998 the Company did not file any Current Reports on Form 8-K.

   (c) Exhibits:

      3.1      Certificate of Incorporation of Company. (1)

      3.2      Certificate of Ownership and Merger filed March 30, 1987. (1)

      3.3      Certificate of Amendment to Certificate of Incorporation filed
               September 7, 1989. (2)

      3.4      Certificate of Amendment to Certificate of Incorporation filed
               November 13, 1990. (3)

      3.5      Certificate of Amendment to Certificate of Incorporation filed
               May 29, 1991. (3)

      3.6      Certificate of Amendment to Certificate of Incorporation filed
               February 27, 1992. (3)

      3.7      Certificate of Amendment to Certificate of Incorporation filed
               February 27, 1992. (3)

      3.8      Certificate of Amendment to Certificate of Incorporation filed
               June 29, 1993. (6)

      3.9      Certificate of Amendment to Certificate of Incorporation filed
               April 15, 1996. (6)

      3.10     Certificate of Amendment to Certificate of Incorporation filed
               June 10, 1997. (8)

      3.11     Certificate of Amendment to Certificate of Incorporation filed
               December 9, 1998.

      3.12     Series B Preferred Certificate of Designations, Preferences and
               Rights filed January 21, 1998. (8)

      3.13     Series C Preferred Certificate of Designations, Preferences and
               Rights filed October 21, 1998. (10)

      3.14     By-laws of Company. (1)

      4.1      Specimen Common Stock Certificate. (1)

      4.2      Warrant for the Purchase of 864,865 shares of Common Stock. (7)

      4.3      Warrant for the Purchase of 1,297,297 shares of Common Stock.
               (7)

      4.4      Warrant for the Purchase of 230,770 shares of Common Stock. (8)

     10.1      Patent License Agreement dated December 16, 1996 between the
               Company and Massachusetts Institute of Technology. (6)

     10.2      Consultation Agreement dated as of September 1, 1996 between the
               Company and Kenneth Tempero, Ph.D., M.D. (6)

     10.3      Employment Agreement dated July 25, 1996 between the Company and
               Michael S. Rosen. (4)

     10.4 Employment Agreement dated December 1, 1996 between the Company and Robert N. Brey. (6)

     10.5      Purchase Agreement dated as of June 26, 1996 between the
               Company, The Aries Fund and The Aries Domestic Fund, L.P. (6)

     10.6      Amended and Restated 1995 Omnibus Incentive Plan. (9)

     10.7      Placement Agency Agreement between the Company and Paramount
               Capital, Inc. dated July 1, 1997. (7)


     10.8      Side Letter #1 to Placement Agency Agreement. (7)

     10.9      Form of Subscription Agreement for the purchase of Common Stock.
               (7)

     10.10     Financial Advisory Agreement between the Company and Paramount
               Capital, Inc. dated October 16, 1997. (7)

     10.11     Lease dated December 19, 1997 between the Company and Howard M.
               Ruskin. (8)

     10.12+    Joint Development and Operating Agreement, dated as of January
               21, 1998, between the Company, Elan Corporation, plc, Orasomal
               Technologies, Inc. and Endorex Vaccine Delivery Technologies,
               Inc. (8)

     10.13 Securities Purchase Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd. (8)

     10.14 Registration Rights Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd. (8)

     10.15+    License Agreement, dated as of January 21, 1998, between Elan
               Pharmaceuticals, plc. and Endorex Vaccine Delivery Technologies,
               Inc. (8)

     10.16+    License Agreement, dated as of January 22, 1998, between
               Orasomal Technologies, Inc., Endorex Vaccine Delivery
               Technologies, Inc. and the Company. (8)

     10.17 Securities Purchase Agreement, dated as of October 21, 1998, between the Company and Elan International Services, Ltd. (10)

     10.18 Registration Rights Agreement, dated as of October 21, 1998, between the Company and Elan International Services, Ltd. (10)

     10.19+    License Agreement, dated as of October 21, 1998, between the
               Company, Elan Corporation, plc, Endorex Newco, Ltd. and Elan
               Medical Technologies Ltd. (10)

     10.20+    Joint Development and Operating Agreement, dated as of October
               21, 1998, between the Company, Elan Corporation, plc, Elan
               International Services, Ltd. and Endorex Newco, Ltd. (10)

     16        Letter on change in certifying accountants. (5)

     21        Subsidiaries of the Company.

     23.1 Consent of PricewaterhouseCoopers LLP, independent certified public accountants.

     27        Financial Data Schedule.

--------
+The Company was granted confidential treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.
 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-13492).
 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989.
 (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996.
 (5) Incorporated by reference to the Company's Report on Form 8-K/A dated February 10, 1997.
 (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1996.

 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.
 (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1997.
 (9) Incorporated by reference to the Company's Registrations Statement on Form S-8 dated September 23, 1998.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, for the fiscal quarter ended September 30, 1998.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                                                  December 31,
                                                                      1998
                                                                  ------------
ASSETS
Current Assets:
  Cash and cash equivalents...................................... $ 12,202,415
  Marketable securities--available for sale......................      950,000
  Restricted cash................................................      500,000
  Prepaid expenses...............................................       65,761
  Deferred costs.................................................    1,253,856
                                                                  ------------
      Total current assets.......................................   14,972,032
Leasehold improvements and equipment, net of accumulated
 amortization of $945,184........................................      459,606
Patent issuance costs, net of accumulated amortization of
 $44,601.........................................................      366,735
Investment in Newco..............................................      400,500
                                                                  ------------
Total Assets..................................................... $ 16,198,873
                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.......................... $    308,386
  Accrued compensation...........................................      241,017
  Due to Newco...................................................      500,000
  Current portion of line of credit..............................       78,519
                                                                  ------------
      Total current liabilities..................................    1,127,922
Long-term portion of line of credit..............................      314,130
                                                                  ------------
Total Liabilities................................................    1,442,052
Series C exchangeable convertible preferred stock, $.05 par
 value. Authorized 200,000 shares; 84,105 issued and outstanding
 at liquidation value............................................    8,430,233
Stockholders' Equity:
  Preferred stock, $.05 par value. Authorized 100,000 shares;
   none issued and outstanding...................................          --
  Series B convertible preferred stock, $.05 par value.
   Authorized 200,000 shares; 80,100 issued and outstanding at
   liquidation value.............................................    8,608,666
  Common stock, $.001 par value. Authorized 50,000,000 shares;
   10,054,642 issued and 9,936,000 outstanding...................       10,055
  Additional paid-in capital.....................................   33,408,793
  Deficit accumulated during the development stage...............  (35,257,176)
                                                                  ------------
                                                                     6,770,338
                                                                  ------------
Less: treasury stock, at cost, 118,642 shares....................     (443,750)
                                                                  ------------
      Total stockholders' equity.................................    6,326,588
                                                                  ------------
Total Liabilities and Stockholders' Equity....................... $ 16,198,873
                                                                  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Cumulative Period
                                 Year Ended   Year Ended       February 15,
                                December 31,   December      1985 (Inception)
                                    1998       31, 1997    to December 31, 1998
                                ------------  -----------  --------------------
SBIR contract revenue.......... $        --   $       --       $    100,000

Expenses:
  SBIR contract research and
   development.................                       --             86,168
  Proprietary research and
   development.................    3,055,969    1,826,066        12,925,293
  General and administrative...    3,500,682    1,450,828         7,923,593
                                ------------  -----------      ------------
Total expenses.................    6,556,651    3,276,894        20,935,054
                                ------------  -----------      ------------

Loss from operations...........   (6,556,651)  (3,276,894)      (20,835,054)

Equity in loss from joint
 ventures......................  (16,020,000)                   (16,020,000)
Other income...................          --           --              1,512
Interest income................      799,335      185,642         1,805,933
Interest expense...............      (15,854)    (153,074)         (209,567)
                                ------------  -----------      ------------

Loss before income taxes.......  (21,793,170)  (3,244,326)      (35,257,176)
Income taxes...................          --           --                --
                                ------------  -----------      ------------
Net loss.......................  (21,793,170)  (3,244,326)      (35,257,176)
Preferred stock dividends......     (713,187)         --           (713,187)
                                ------------  -----------      ------------

Net loss available to common
 stockholders.................. $(22,506,357) $(3,244,326)     $(35,970,363)
                                ============  ===========      ============
Basic and diluted net loss per
 share available to common
 stockholders.................. $      (2.26) $     (1.03)     $     (32.67)
Basic and diluted weighted
 average common shares
 outstanding...................    9,941,639    3,141,827         1,100,999


   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         (Deficit)
                                                                        Accumulated
                      Common Stock       Preferred Stock    Additional   During the     Treasury Stock
                  -------------------- --------------------   Paid-In   Development   ------------------   Deferred      Note
                    Shares   Par Value  Shares     Value      Capital      Stage       Shares    Cost    Compensation Receivable
                  ---------- --------- --------- ---------- ----------- ------------  -------- --------- ------------ ----------
Common stock
issued for cash
in February 1985
at $1.50 per
share...........         667  $     1        --  $      --  $       999 $        --        --  $     --   $     --     $    --
Net earnings for
the period from
February 15,
1985 to January
31, 1996........         --       --         --         --          --         6,512       --        --         --          --
                  ----------  -------  --------- ---------- ----------- ------------  -------- ---------  ---------    --------
Balance--January
31, 1986........         667        1        --         --          999        6,512       --        --         --          --
Common stock
issued for cash
in October 1986
at $750.00 per
share...........         666        1        --         --      499,999          --        --        --         --          --
Excess of fair
market value
over option
price of non-
qualified stock
option granted..         --       --         --         --       13,230          --        --        --         --          --
Net loss for the
year............         --       --         --         --          --       (34,851)      --        --         --          --
                  ----------  -------  --------- ---------- ----------- ------------  -------- ---------  ---------    --------
Balance--January
31, 1987........       1,333        2        --         --      514,228      (28,339)      --        --         --          --
Common stock
issued in May
1987 at $750.00
per share for
legal services
performed for
the company.....           7      --         --         --        5,000          --        --        --         --          --
Net proceeds
from initial
public stock
offering in June
1987 at
$6,000.00 per
share, less
issuance costs..         333      --         --         --    1,627,833          --        --        --         --          --
Non-qualified
stock options
exercised.......          48      --         --         --       33,808          --        --        --     (28,188)        --
Amortization of
deferred
compensation....         --       --         --         --          --           --        --        --       7,425         --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --       --         --         --       75,063          --        --        --         --          --
Net loss for the
year............         --       --         --         --          --      (627,652)      --        --         --          --
                  ----------  -------  --------- ---------- ----------- ------------  -------- ---------  ---------    --------
Balance--January
31, 1988--
forward.........       1,721  $     2        --  $      --  $ 2,255,932 $   (655,991)      --  $     --   $ (20,763)   $    --
                      Total
                  Stockholders'
                     Equity
                  --------------
Common stock
issued for cash
in February 1985
at $1.50 per
share...........  $      1,000
Net earnings for
the period from
February 15,
1985 to January
31, 1996........         6,512
                  --------------
Balance--January
31, 1986........         7,512
Common stock
issued for cash
in October 1986
at $750.00 per
share...........       500,000
Excess of fair
market value
over option
price of non-
qualified stock
option granted..        13,230
Net loss for the
year............       (34,851)
                  --------------
Balance--January
31, 1987........       485,891
Common stock
issued in May
1987 at $750.00
per share for
legal services
performed for
the company.....         5,000
Net proceeds
from initial
public stock
offering in June
1987 at
$6,000.00 per
share, less
issuance costs..     1,627,833
Non-qualified
stock options
exercised.......         5,620
Amortization of
deferred
compensation....         7,425
Excess of fair
market value
over option
price of non-
qualified stock
options granted.        75,063
Net loss for the
year............      (627,652)
                  --------------
Balance--January
31, 1988--
forward.........  $  1,579,180

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                               (Deficit)
                                                                              Accumulated
                      Common Stock          Preferred Stock      Additional    During the     Treasury Stock
                  --------------------- ------------------------   Paid-In    Development   ------------------   Deferred
                    Shares    Par Value  Shares       Value        Capital       Stage       Shares    Cost    Compensation
                  ----------  --------- --------- -------------- -----------  ------------  -------- --------- ------------
Balance--January
31, 1988--
forward.........       1,721   $     2        --  $      --      $ 2,255,932  $   (655,991)      --  $     --   $ (20,763)
Non-qualified
stock options
exercised.......          18       --         --             --          256           --        --        --         --
Stock warrants
exercised.......           1       --         --             --       12,000           --        --        --         --
Common stock
redeemed and
retired.........         (10)      --         --             --         (150)          --        --        --         --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        --         --             --       36,524           --        --        --         --
Amortization of
deferred
compensation....         --        --         --             --          --            --        --        --      19,113
Net loss for the
year............         --        --         --             --          --     (1,092,266)      --        --         --
                  ----------   -------  --------- -------------- -----------  ------------  -------- ---------  ---------
Balance--January
31, 1989........       1,730         2        --             --    2,304,562    (1,748,257)      --        --      (1,650)
Non-qualified
stock options
exercised.......          71       --         --             --        1,060           --        --        --         --
Common stock
redeemed and
retired.........         (12)      --         --             --         (175)          --        --        --         --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        --         --             --      113,037           --        --        --         --
Net proceeds
from secondary
public stock
offering in
April 1989 at
$525.00 per
share, less
issuance cost...       2,174         2        --             --      980,178           --        --        --         --
Amortization of
deferred
compensation....         --        --         --             --          --            --        --        --       1,650
Net loss for the
year............         --        --         --             --          --     (1,129,477)      --        --         --
                  ----------   -------  --------- -------------- -----------  ------------  -------- ---------  ---------
Balance--January
31, 1990--
forward.........       3,963   $     4        --  $          --  $ 3,398,662  $ (2,877,734)      --  $     --   $     --
                                 Total
                     Note    Stockholders'
                  Receivable    Equity
                  ---------- --------------
Balance--January
31, 1988--
forward.........   $    --   $  1,579,180
Non-qualified
stock options
exercised.......        --            256
Stock warrants
exercised.......        --         12,000
Common stock
redeemed and
retired.........        --           (150)
Excess of fair
market value
over option
price of non-
qualified stock
options granted.        --         36,524
Amortization of
deferred
compensation....        --         19,113
Net loss for the
year............        --     (1,092,266)
                  ---------- --------------
Balance--January
31, 1989........        --        554,657
Non-qualified
stock options
exercised.......        --          1,060
Common stock
redeemed and
retired.........        --           (175)
Excess of fair
market value
over option
price of non-
qualified stock
options granted.        --        113,037
Net proceeds
from secondary
public stock
offering in
April 1989 at
$525.00 per
share, less
issuance cost...        --        980,180
Amortization of
deferred
compensation....        --          1,650
Net loss for the
year............        --     (1,129,477)
                  ---------- --------------
Balance--January
31, 1990--
forward.........   $    --   $    520,932

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                          (Deficit)
                                                                         Accumulated
                      Common Stock        Preferred Stock    Additional   During the     Treasury Stock
                  -------------------- ---------------------   Paid-In   Development   ------------------   Deferred      Note
                    Shares   Par Value  Shares      Value      Capital      Stage       Shares    Cost    Compensation Receivable
                  ---------- --------- --------- ----------- ----------- ------------  -------- --------- ------------ ----------
Balance--January
31, 1990--
forward.........       3,963  $     4        --  $       --  $ 3,398,662 $ (2,877,734)      --  $     --   $     --     $    --
Common stock
issued for cash
in October 1990
through January
1991 at $9.00
per share.......       5,694        6        --          --       51,244          --        --        --         --          --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --       --         --          --       30,635          --        --        --         --          --
Net loss for the
year............         --       --         --          --          --      (854,202)      --        --         --          --
                  ----------  -------  --------- ----------- ----------- ------------  -------- ---------  ---------    --------
Balance--January
31, 1991........       9,657       10        --          --    3,480,541   (3,731,936)      --        --         --          --
Common stock
issued for cash
in February 1991
through April
1991 at $9.00
per share.......       2,772        3        --          --       24,947          --        --        --         --          --
Common stock
issued for cash
and services in
November 1991 at
$1.50 per share.      15,333       15        --          --       22,985          --        --        --         --          --
Common stock
issued for cash
and note in
December 1991 at
$0.75 per share.     296,949      297        --          --      200,018          --        --        --         --      (50,315)
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --       --         --          --       16,570          --        --        --         --          --
Non-qualified
stock options
exercised.......           1      --         --          --            1          --        --        --         --          --
Net loss for the
year............         --       --         --          --          --      (410,149)      --        --         --          --
                  ----------  -------  --------- ----------- ----------- ------------  -------- ---------  ---------    --------
Balance--January
31, 1992--
forward.........     324,712  $   325        --  $       --  $ 3,745,062 $ (4,142,085)      --  $     --   $     --     $(50,315)
                      Total
                  Stockholders'
                     Equity
                  --------------
Balance--January
31, 1990--
forward.........  $    520,932
Common stock
issued for cash
in October 1990
through January
1991 at $9.00
per share.......        51,250
Excess of fair
market value
over option
price of non-
qualified stock
options granted.        30,635
Net loss for the
year............      (854,202)
                  --------------
Balance--January
31, 1991........      (251,385)
Common stock
issued for cash
in February 1991
through April
1991 at $9.00
per share.......        24,950
Common stock
issued for cash
and services in
November 1991 at
$1.50 per share.        23,000
Common stock
issued for cash
and note in
December 1991 at
$0.75 per share.       150,000
Excess of fair
market value
over option
price of non-
qualified stock
options granted.        16,570
Non-qualified
stock options
exercised.......             1
Net loss for the
year............      (410,149)
                  --------------
Balance--January
31, 1992--
forward.........  $   (447,013)

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                     (Deficit)
                                                                    Accumulated
                      Common Stock     Preferred Stock Additional   During the     Treasury Stock
                  -------------------- ---------------   Paid-In    Development  ------------------    Deferred      Note
                    Shares   Par Value  Shares   Value   Capital       Stage      Shares    Cost     Compensation Receivable
                  ---------- --------- --------- ----- -----------  -----------  -------- ---------  ------------ ----------
Balance--January
31, 1992--
forward.........     324,712   $325          --  $--    $3,745,062  $(4,142,085)      --       $--         $--     $(50,315)
Payment on note
receivable......         --     --           --   --           --           --        --        --          --       11,300
Net proceeds
from secondary
public stock
offering in
August 1992 at
$112.50 per
share, less
issuance costs..      66,666     66          --   --     6,230,985          --        --        --          --          --
Non-qualified
stock options
exercised.......       2,000      2          --   --            28          --        --        --          --          --
Net loss for the
year............         --     --           --   --           --      (564,173)      --        --          --          --
                  ----------   ----    --------- ----  -----------  -----------  -------- ---------    --------    --------
Balance--January
31, 1993........     393,378    393          --   --     9,976,075   (4,706,258)      --        --          --      (39,015)
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --     --           --   --       126,000          --        --        --     (126,000)        --
Amortization of
deferred
compensation....         --     --           --   --           --           --        --        --       40,750         --
Non-qualified
stock options
exercised.......          67    --           --   --            57          --        --        --          --          --
Collection of
note receivable.         --     --           --   --           --           --        --        --          --       39,015
Net loss for the
year............         --     --           --   --           --    (1,012,882)      --        --          --          --
                  ----------   ----    --------- ----  -----------  -----------  -------- ---------    --------    --------
Balance--January
31, 1994........     393,445    393          --   --    10,102,132   (5,719,140)      --        --      (85,250)        --
Acquisition of
treasury stock..         --     --           --   --           --           --     41,975  (300,000)        --          --
Forfeiture of
non-qualified
stock options
granted.........         --     --           --   --       (22,402)         --        --        --       22,402         --
Amortization of
deferred
compensation....         --     --           --   --           --           --        --        --       49,348         --
Net loss for the
year............         --     --           --   --           --    (1,349,678)      --        --          --          --
                  ----------   ----    --------- ----  -----------  -----------  -------- ---------    --------    --------
Balance--January
31, 1995--
forward.........     393,445   $393          --  $--   $10,079,730  $(7,068,818)   41,975 $(300,000)   $(13,500)       $--
                      Total
                  Stockholders'
                     Equity
                  -------------
Balance--January
31, 1992--
forward.........    $(447,013)
Payment on note
receivable......       11,300
Net proceeds
from secondary
public stock
offering in
August 1992 at
$112.50 per
share, less
issuance costs..    6,231,051
Non-qualified
stock options
exercised.......           30
Net loss for the
year............     (564,173)
                  -------------
Balance--January
31, 1993........    5,231,195
Excess of fair
market value
over option
price of non-
qualified stock
options granted.          --
Amortization of
deferred
compensation....       40,750
Non-qualified
stock options
exercised.......           57
Collection of
note receivable.       39,015
Net loss for the
year............   (1,012,882)
                  -------------
Balance--January
31, 1994........    4,298,135
Acquisition of
treasury stock..     (300,000)
Forfeiture of
non-qualified
stock options
granted.........          --
Amortization of
deferred
compensation....       49,348
Net loss for the
year............   (1,349,678)
                  -------------
Balance--January
31, 1995--
forward.........   $2,697,805

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                     (Deficit)
                                                                    Accumulated
                      Common Stock     Preferred Stock Additional    During the     Treasury Stock
                  -------------------- ---------------   Paid-In    Development   ------------------    Deferred      Note
                    Shares   Par Value  Shares   Value   Capital       Stage       Shares    Cost     Compensation Receivable
                  ---------- --------- --------- ----- -----------  ------------  -------- ---------  ------------ ----------
Balance--January
31, 1995--
forward.........     393,445  $  393         --  $--   $10,079,730  $ (7,068,818)   41,975 $(300,000)   $(13,500)     $--
Acquisition of
treasury stock..         --      --          --   --           --            --     76,667  (143,750)        --        --
Forfeiture of
non-qualified
stock options
granted.........         --      --          --   --        (1,379)          --        --        --        1,379       --
Amortization of
deferred
compensation....         --      --          --   --           --            --        --        --       12,121       --
Net loss for the
year............         --      --          --   --           --     (1,187,985)      --        --          --        --
                  ----------  ------   --------- ----  -----------  ------------  -------- ---------    --------      ----
Balance--January
31, 1996........     393,445     393         --   --    10,078,351    (8,256,803)  118,642  (443,750)        --        --
Common stock
issued at $0.975
per share.......     333,333     333         --   --       324,667           --        --        --          --        --
Common stock
issued at $3.00
per share.......     333,333     333         --   --       999,667           --        --        --          --        --
Non-qualified
stock options
exercised.......     145,283     146         --   --       379,003           --        --        --          --        --
Net loss for the
period..........         --      --          --   --           --     (1,962,877)      --        --          --        --
                  ----------  ------   --------- ----  -----------  ------------  -------- ---------    --------      ----
Balance--
December 31,
1996............   1,205,394   1,205         --   --    11,781,688   (10,219,680)  118,642  (443,750)        --        --
Warrents
exercised at
$1.20 per share.       1,173       1         --   --         1,407           --        --        --          --        --
Proceeds on
exercise of
stock options...         --      --          --   --         5,000           --        --        --          --        --
Warrants issued.         --      --          --   --     5,407,546           --        --        --          --        --
Net proceeds
from private
placement at
$2.3125 per
share, less
issuance cost...   8,648,718   8,650         --   --    15,122,943           --        --        --          --        --
Net loss for the
year............         --      --          --   --           --     (3,244,326)      --        --          --        --
                  ----------  ------   --------- ----  -----------  ------------  -------- ---------    --------      ----
Balance--
December 31,
1997--forward...   9,855,285  $9,856         --  $--   $32,318,584  $(13,464,006)  118,642 $(443,750)   $    --       $--
                      Total
                  Stockholders'
                     Equity
                  --------------
Balance--January
31, 1995--
forward.........  $  2,697,805
Acquisition of
treasury stock..      (143,750)
Forfeiture of
non-qualified
stock options
granted.........           --
Amortization of
deferred
compensation....        12,121
Net loss for the
year............    (1,187,985)
                  --------------
Balance--January
31, 1996........     1,378,191
Common stock
issued at $0.975
per share.......       325,000
Common stock
issued at $3.00
per share.......     1,000,000
Non-qualified
stock options
exercised.......       379,149
Net loss for the
period..........    (1,962,877)
                  --------------
Balance--
December 31,
1996............     1,119,463
Warrents
exercised at
$1.20 per share.         1,408
Proceeds on
exercise of
stock options...         5,000
Warrants issued.     5,407,546
Net proceeds
from private
placement at
$2.3125 per
share, less
issuance cost...    15,131,593
Net loss for the
year............    (3,244,326)
                  --------------
Balance--
December 31,
1997--forward...  $ 18,420,684

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                        (Deficit)
                                                                       Accumulated
                      Common Stock       Preferred Stock  Additional    During the     Treasury Stock
                  --------------------- -----------------   Paid-In    Development   ------------------    Deferred      Note
                    Shares    Par Value Shares   Value      Capital       Stage      Shares     Cost     Compensation Receivable
                  ----------  --------- ------ ---------- -----------  ------------  ------- ----------  ------------ ----------
Balance--
December 31,
1997--forward...   9,855,285   $ 9,856     --  $      --  $32,318,584  $(13,464,006) 118,642 $ (443,750)  $     --     $    --
Net proceeds
from issuance of
common stock and
warrants........     307,692       308     --         --    1,871,537           --       --         --          --          --
Proceeds from
exercise of
stock options...      25,000        25     --         --       61,725           --       --         --          --          --
Purchase and
retirement of
common stock....    (133,335)     (134)    --         --     (129,866)          --       --         --          --          --
Net proceeds
from issuance of
Series B
Preferred Stock
at $100 per
share...........         --        --   80,100  8,010,000         --            --       --         --          --          --
Accrued
preferred stock
dividends.......                           --     598,666    (713,187)
Net loss for the
year............         --        --                             --    (21,793,170)     --         --          --          --
                  ----------   -------  ------ ---------- -----------  ------------  ------- ----------   ---------    --------
Balance--
December 31,
1998............  10,054,642   $10,055  80,100 $8,608,666 $33,408,793  $(35,257,176) 118,642 $ (443,750)  $     --     $    --
                  ==========   =======  ====== ========== ===========  ============  ======= ==========   =========    ========
                      Total
                  Stockholders'
                     Equity
                  --------------
Balance--
December 31,
1997--forward...  $ 18,420,684
Net proceeds
from issuance of
common stock and
warrants........     1,871,845
Proceeds from
exercise of
stock options...        61,750
Purchase and
retirement of
common stock....      (130,000)
Net proceeds
from issuance of
Series B
Preferred Stock
at $100 per
share...........     8,010,000
Accrued
preferred stock
dividends.......     (114,521)
Net loss for the
year............   (21,793,170)
                  --------------
Balance--
December 31,
1998............  $  6,326,588
                  ==============

        The accompanying notes are an integral part of this statement.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                              Cumulative Period
                                                              February 15, 1985
                             Year Ended        Year Ended      (Inception) to
                          December 31, 1998 December 31, 1997 December 31, 1998
                          ----------------- ----------------- -----------------
Operating Activities:
 Net loss................   $(21,793,170)      $(3,244,326)     $(35,257,176)
 Adjustments to
  reconcile net loss to
  cash used in operating
  activities:
   Depreciation and
    amortization.........         82,081            71,311         1,063,830
   Amortization of
    deferred
    compensation.........                                            131,786
   Equity in loss on
    joint ventures.......     16,020,000                          16,020,000
   Excess of fair market
    value over option
    prices on non-
    qualified stock
    options..............                                            528,680
   Amortization of fair
    value of warrants....      1,577,644           476,046         2,053,690
   Gain on sale of
    assets...............                                               (740)
   Write off patent
    issuance cost........         11,641                             112,647
 Changes in assets and
  liabilities:
   Restricted cash.......       (500,000)                           (500,000)
   Prepaid expenses......         70,027           (90,035)          (65,761)
   Accounts payable and
    accrued expenses.....       (177,734)          359,281           398,356
   Accrued compensation..         97,655           143,362           241,017
   Due to newco..........        500,000                             500,000
                            ------------       -----------      ------------
     Total adjustments...     17,681,314           959,965        20,483,505
                            ------------       -----------      ------------
Net Cash Used in
 Operating Activities....     (4,111,856)       (2,284,361)      (14,773,671)
Investing Activities:
 Patent issuance cost....        (96,933)          (94,307)         (523,983)
 Investment in joint
  ventures...............    (16,420,500)                        (16,420,500)
 Organizational costs
  incurred...............                                               (135)
 Purchases of leasehold
  improvements...........       (255,888)                           (675,559)
 Purchases of office and
  lab equipment..........       (190,738)          (58,866)         (803,403)
 Proceeds from assets
  sold...................                                              1,000
 Purchases of marketable
  securities--available
  for sale...............       (950,000)                           (950,000)
                            ------------       -----------      ------------
Net Cash Used in
 Investing Activities....    (17,914,059)         (153,173)      (19,372,580)
Financing Activities:
 Net proceeds from
  issuance of common
  stock..................      1,871,845        17,233,001        30,024,722
 Net proceeds from
  issuance of preferred
  stock..................     16,325,712                          16,325,712
 Proceeds from exercise
  of options.............         61,750             5,000           200,986
 Proceeds from
  borrowings from
  president..............                                             41,433
 Repayment of borrowings
  from president.........                                            (41,433)
 Proceeds from
  borrowings under line
  of credit..............        392,649           362,490         1,055,139
 Repayment of borrowings
  under line of credit...                         (362,490)         (662,490)
 Proceeds from note
  payable to bank........                                            150,000
 Payments on note
  payable to bank........                                           (150,000)
 Proceeds from
  borrowings from
  stockholders...........                                             15,867
 Repayment of borrowings
  from stockholders......                                            (15,867)
 Advances from parent
  company................                                            135,000
 Payments to parent
  company................                                           (135,000)
 Repayment of long-term
  note receivable........                                             50,315
 Repayment of note
  payable issued in
  exchange for legal
  service................                                            (71,968)
 Purchase and retirement
  of common stock........       (130,000)                           (130,000)
 Purchase of treasury
  stock..................            --                             (443,750)
                            ------------       -----------      ------------
Net Cash Provided by
 Financing Activities....     18,521,956        17,238,001        46,348,666
                            ------------       -----------      ------------
Net Increase (Decrease)
 in Cash and Cash
 Equivalents.............     (3,503,959)       14,800,467        12,202,415
Cash and Cash
 Equivalents--Beginning
 of Period...............     15,706,374           905,907               --
                            ------------       -----------      ------------
Cash and Cash
 Equivalents--End of
 Period..................   $ 12,202,415       $15,706,374      $ 12,202,415
                            ============       ===========      ============
Supplemental Disclosure
 of Cash Flow:
 Cash Paid for Interest..   $     15,854       $     5,529      $     56,502

         The accompanying notes are an integral part of this statement.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

   Basis of Presentation--Endorex Corporation and Subsidiaries (the "Company") was incorporated in January 1987 as ImmunoTherapeutics, Inc, a wholly-owned subsidiary of BiologicalTherapeutics, Inc. ("BTI"). BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985 (inception date). On March 30, 1987 BTI was merged into the Company. The financial statements of the Company include the accounts of its predecessor, BTI, for all periods presented. In October 1996, the Company formed its subsidiary, Orasomal Technologies, Inc. ("Orasomal") and in July 1997, the Company formed another subsidiary, Wisconsin Genetics, Inc. ("WGI"). In 1998, the Company formed two joint ventures with Elan Corporation, plc ("Elan").

   Nature of Business--The Company is involved in drug delivery and cancer therapy. Orasomal licensed technology from Massachusetts Institute of Technology ("MIT") that is being developed to deliver vaccines, proteins and peptides. WGI is conducting Phase II clinical trials for novel cancer therapy based on monoterpenes. Endorex is presently developing two drugs for cancer and infectious disease: an immunomodulator and an immuno-adjuvant for vaccines. Innovax Corporation ("Innovax"), the first joint venture with Elan, is developing oral delivery systems for vaccines. Endorex Newco, Ltd. ("Newco"), the second joint venture, is utilizing Elan's Medipad(TM) delivery system to deliver drugs for life-threatening diseases.

2. Summary of Significant Accounting Policies

   Principles of Consolidation--The consolidated financial statements include Endorex Corporation and its subsidiaries, Orasomal and WGI. Intercompany accounts and transactions have been eliminated. The Company accounts for its investments in Innovax and Newco using the equity method.

   Segment and Geographic Information--Endorex operates exclusively in the biotechnology drug delivery industry. It is currently in the development stage and does not have any revenues, or any segregation of assets relating to products or business entities. All development work is performed in the United States. During 1999, the Company made operating decisions based upon product and market potential and collaborative agreements and did not utilize specific operating results to manage the business. Therefore, the Company does not have reportable operating segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   Cash and Cash Equivalents--Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

   Restricted Cash and Due to Newco--Represents cash of Newco which was held by the Company as of December 31, 1998 on behalf of Newco.

   Marketable Securities--Marketable securities are comprised of fully insured bank certificates of deposit which have maturities ranging from six to twelve months from the purchase date. The fair value of marketable securities classified as available for sale approximates the carrying value of these assets due to the short maturity of these instruments.

   Leasehold Improvements and Equipment--Leasehold improvements and equipment are stated at cost. Depreciation on equipment is computed on the straight-line basis over five years. Leasehold improvements are amortized utilizing the straight-line method over the term of the lease. Depreciation expense was $75,934 and $63,045 for the periods ended December 31, 1998 and 1997, respectively.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Research and Development Costs--Expenditures for research and development activities are charged to operations as incurred.

   Patent Issuance Costs--The cost of patents is accumulated during the approval process. Patents granted are amortized on a straight-line basis over 20 years from the application date or the estimated remaining economic life. When a patent is not granted or the process is terminated the accumulated cost is charged to operations.

   Investment in Joint Ventures--Each joint venture is 80.1% owned by the Company as of December 31, 1998. However, each joint venture is governed by a joint development and operating agreement which provides that both Elan and Endorex must approve all major transactions, research and development plans and budgets. Therefore, since Endorex does not control either joint venture, the Company accounts for its investments in them using the equity method.

   Each joint venture paid a license fee to Elan for the exclusive research, development, and commercialization of certain Elan technologies in specified markets. The licenses were expensed by the joint ventures at the time of purchase because there is not yet a commercial product based on the technologies. As a result, the Company expensed $16,020,000 during 1998, representing its share of the joint venture losses.

   Impairment of Long-Lived Assets--In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

   Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk primarily are limited to cash and cash equivalents. Cash is primarily invested in money market mutual funds managed by investment banks approved by the Company's Board of Directors. The Company's marketable securities investments are fully insured bank certificates of deposit.

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Risk and Uncertainties--The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, litigation, product liability, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA regulations.

3. Innovax Corporation

   Innovax was established in January 1998 pursuant to agreements between the Company and Elan. At the time of closing, the Company issued to Elan International Services, Ltd. ("EIS") 307,692 shares of Endorex Common Stock and a six-year warrant to purchase an additional 230,770 shares of Endorex Common Stock at an exercise price of $10.00 per share for an aggregate purchase price of $2.0 million. In addition, EIS purchased $8.0 million of Endorex Series B Convertible Preferred Stock, which is convertible into Endorex Common Stock at a price of $7.50 per share, subject to adjustment. The Series B Convertible Preferred Stock pays an 8% annual in-kind dividend. As of December 31, 1998, accumulated and unpaid dividends amounted to $.6 million.

   Innovax is initially owned 80.1% by the Company and 19.9% by Elan. Innovax licensed certain technology from Elan and certain other technology from Orasomal. The Company invested $8.0 million in the joint venture and Elan invested $2.0 million.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   At the time of closing, Innovax paid Elan an initial $10.0 million license payment. Elan may receive future milestones and royalties based on Innovax's performance. Since the technology does not yet represent a commercial product, Innovax recorded an expense in the first quarter of 1998 for the initial license fee. The Company recorded its $8.0 million share of that expense and simultaneously recorded Elan's purchase of $8.0 million of Endorex Series B Convertible Preferred Stock.

   Orasomal sub-licensed to Innovax oral vaccine rights to its proprietary Orasome(TM) polymerized liposome technology exclusively licensed from Massachusetts Institute of Technology ("MIT"). In consideration of the license, Orasomal may receive milestone payments and royalties.

   Elan and the Company will each fund research and development activities equally in the first year. Accordingly, the Company includes research and development expenses incurred in conducting such activities in the consolidated statement of operations. After the first year, the Company and Elan will fund future joint venture expenditures in proportion to their respective ownership levels.

4. Endorex Newco, Ltd.

   Newco was established in October 1998 pursuant to agreements between the Company and Elan. At the time of closing, the Company and EIS purchased $8.4 million and $2.1 million of Newco's Common Stock, respectively. In addition, Elan purchased $8.4 million of Series C Exchangeable Convertible Preferred Stock ("Series C Preferred") of the Company. The Series C Preferred is exchangeable at Elan's option for an additional 30.1% ownership interest of Newco's common stock, or it may be converted into the Company's Common Stock at a price of $9.00 per share. The Series C Preferred pays a 7% annual in-kind dividend. As of December 31, 1998, accrued unpaid dividends amounted to $.1 million.

   Newco is initially owned 80.1% by the Company and 19.9% by EIS. At the time of closing, Newco paid Elan an initial $10.0 million license payment. Elan may receive future milestones and royalties based on Newco's performance. Since the technology does not yet represent a commercial product, Newco recorded an expense in the fourth quarter of 1998 for the initial license fee. The Company also recorded its $8.0 million share of that expense and simultaneously recorded EIS's $8.4 million purchase of Series C Preferred.

   In consideration of the license fee, Newco has obtained an exclusive worldwide license to the Medipad(TM) drug delivery system from Elan with two undisclosed drugs. Medipad(TM) is a lightweight, disposable drug delivery system, which combines the simplicity of a patch with the extensive delivery capabilities of an infusion pump.

   Until December 31, 1999, EIS and the Company each will fund Newco's research and development activities equally, and each will fund subsequent years' expenditures in proportion to their respective ownership levels. In addition, during 2000 and 2001, the Company may require Elan to lend up to $4.8 million, pursuant to a convertible note, to fund the Company's portion of the joint venture's research and development expenses. The note will bear interest at 7% per year, compounded semi-annually, and will be convertible into Common Stock at $5.70 per share.

5. Development Stage Activities and Operations

   For the period from its incorporation to date, the Company has been a "development stage enterprise" and the Company's operations have consisted primarily of financial planning, raising capital, and research and development activities. The Company has not produced any revenues from product sales since its inception.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Leasehold Improvements and Equipment

   As of December 31, 1998, leasehold improvements and equipment consisted of the following:

           Leasehold improvements................. $ 670,558
           Laboratory equipment...................   634,564
           Office equipment.......................    99,668
                                                   ---------
                                                   1,404,790
           Accumulated depreciation...............  (945,184)
                                                   ---------
                                                   $ 459,606
                                                   =========

7. Lines of Credit

   On December 31, 1998, the Company obtained a $750,000 equipment financing line with Finova Technology Financing, Inc. ("Finova"). As of December 31, 1998, the Company had used $360,000 to finance equipment and leasehold improvements related to the Lake Forest Research and Development Center. Interest rates for each draw are based upon the Company's base rate of 7.4%, plus an Index Rate equivalent to the highest yield as published in The Wall Street Journal of three-year United States Treasury Notes two days prior to the loan draw. The Index Rate for the first draw is 4.75%, resulting in an aggregate interest rate of 12.15%. Draws are payable in monthly installments over a period of 48 months, which for the current draw amounts to $9,075 per month. Finova filed security interest in the assets. In addition, the agreement is subject to certain terms and covenants, including the right of Finova to call the loan in the event of materially adverse financial conditions. The fair value of the Company's line of credit is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms.

   On May 19, 1997, the Company entered into a senior line of credit agreement with The Aries Funds, two of its major stockholders, pursuant to which the Company could borrow up to $500,000 (the "Bridge Loan"). The Bridge Loan accrued interest at the rate of 12% per annum and was due and payable on August 19, 1997. In partial consideration of the Bridge Loan, the Company granted warrants to purchase an aggregate of 66,668 shares of Common Stock at an initial exercise price equal to the Offering Price of the Company's private placement. The exercise price of such warrants and the number of shares of common stock purchasable thereunder are subject to adjustment in certain circumstances. Such warrants are exercisable until May 19, 2002. On July 18, 1997, the Company paid the outstanding principal and interest on the Bridge Loan. In connection with the warrant issuance, Endorex recognized additional interest expense and a $147,546 increase to additional paid-in capital based on the fair value of the warrants using the Black-Scholes model.

8. Stockholders' Equity

   Pursuant to a Private Placement, the Company issued and sold an aggregate of 8,648,718 shares of Common Stock on July 16, October 10, and October 16, 1997 to certain accredited investors. The aggregate proceeds of these issuances were $20.0 million and the net proceeds to the Company after deducting commissions and expenses were $17.2 million.

   In connection with the Private Placement, the Company issued warrants to purchase 864,865 shares of Common Stock at an exercise price of $2.54375 per share to Paramount Capital, Inc., the Placement Agent ("Paramount") and certain of its affiliates and employees. The estimated fair value at grant date of the warrants was $2.1 million, which was recorded as a reclassification of additional paid-in capital. The Company also executed a financial advisory agreement with Paramount. In connection with the financial advisory agreement, the Company issued warrants to purchase 1,297,297 shares of common stock at an exercise price of $2.54375 per share to certain employees of Paramount. The estimated fair value at grant date of the warrants was $3.16

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

million, which is was recorded as a deferred cost and is being amortized to expense over two years, the term of the agreement. The warrants currently are exercisable and expire on April 16, 2003.

   Net Loss Per Share--Pursuant to SFAS No. 128 "Earnings per Share," Net loss per share is presented on the Consolidated Statement of Operations in accordance with SFAS No. 128 for the current and prior periods. As operations resulted in a net loss for all periods presented, diluted earnings per share are the same as basic earnings per share due to the antidilutive effect of potential dilutive common shares, including warrants, discussed above and stock options discussed in Note 9.

9. Stock Based Compensation

   The Amended and Restated 1995 Omnibus Plan ("the Plan") is intended to promote the interests of the Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The Plan is divided into three separate equity programs: 1) the Discretionary Option Grant Program, under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of Common Stock, 2) the Salary Investment Option Grant Program, under which eligible employees may elect to have a portion of their base salary invested each year in options to purchase shares of Common Stock,
3) the Automatic Option Grant Program, under which eligible non-employee Board members will automatically receive options at periodic intervals to purchase shares of Common Stock, and 4) the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

   The terms of the options, including vesting periods, are determined by the Compensation Committee of the Board of Directors in accordance with the Plan. Options generally vest over four years. No one person participating in the Plan may receive options and separately exercisable stock appreciation rights for more than 750,000 shares of Common Stock per calendar year.

   The Company has elected the disclosure-only option under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and accordingly accounts for stock options per the terms of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for stock options been determined based upon the fair value at the grant date according to the terms of SFAS No. 123, the Company's net loss would have increased by approximately $1.1 million or $0.12 per share and $3.3 million, or $1.05 per share for 1998 and 1997, respectively. Net loss and net loss per share would have increased as follows:

                                                        1998         1997
                                                    ------------  -----------
      Net loss available to common stockholders:
        As reported................................ $(22,506,357) $(3,244,326)
        Pro forma..................................  (23,649,821)  (6,544,326)

      Basic and diluted net loss per share
       available to common stockholders:
        As reported................................ $      (2.26) $     (1.03)
        Pro forma..................................        (2.38)       (2.08)

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $5.46 and $2.54 for 1998 and 1997, respectively.

   For purposes of estimating the fair value of options according to SFAS 123, the fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: dividend yield 0%, volatility of 149-226% and 187%, expected life of four (4) years, and risk-free interest rates of 5.36-6.06% and 6.0% for 1998 and 1997, respectively.

   Option activity for the periods ended December 31, 1998 and 1997 was as follows:

                                                             Weighted
                                                             Average
                                                             Exercise
                                                              Price    Shares
                                                             -------- ---------
      Ending Balance at December 31, 1996...................  $11.22    109,627
      Granted...............................................  $ 2.68  1,285,834
      Expired/Cancelled.....................................  $12.37    (95,347)
      Exercised.............................................  $  --         --
                                                              ------  ---------
      Ending Balance at December 31, 1997...................  $ 2.66  1,300,114
                                                              ======  =========
      Granted...............................................  $ 6.24    209,500
      Expired/Cancelled.....................................  $ 2.68    (24,172)
      Exercised.............................................  $ 2.47    (25,000)
                                                              ------  ---------
      Ending Balance at December 31, 1998...................  $ 3.18  1,460,442
                                                              ======  =========

   The range of exercise prices and weighted average contractual lives are as follows:

                          Options Outstanding         Options Exercisable
                    ------------------------------- ------------------------
                                   Weighted Average         Weighted Average
   Exercise Price    Shares   Term  Exercise Price  Shares   Exercise Price
   --------------    ------   ---- ---------------- ------  ----------------
   $1.05                5,004 5.79      $1.05         5,004      $1.05
   $2.47            1,155,938 8.81      $2.47       449,438      $2.47
   $4.75               35,000 8.97      $4.75         8,750      $4.75
   $5.50               95,000 9.00      $5.50        20,000      $5.50
   $5.63               35,000 8.92      $5.63        17,500      $5.63
   $6.50               42,000 9.04      $6.50         1,500      $6.50
   $6.63               12,500 9.16      $6.63           --         n/a
   $6.75               80,000 9.12      $6.75           --         n/a
                    --------- ----      -----       -------      -----
                    1,460,442 8.85      $3.18       502,192      $2.74
                    ========= ====      =====       =======      =====

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10. Income Taxes

   At December 31, 1998, the Company had net operating loss carryforwards of approximately $10.1 million after limitations based on changes in ownership. If not utilized to offset future taxable income, this carryforward will expire in years 2007 to 2017. In addition, the Company has research and development tax credit carryforwards of approximately $.5 million which expire between 2004 and 2012. Pursuant to SFAS No. 109, the Company has a deferred tax asset as of December 31, 1998 consisting of the following:

      Net operating loss carryforward............................... $3,447,470
      Research & development credit carryforward....................    540,729
      Licensing fees--amortization..................................  5,265,240
      Depreciation..................................................     (3,344)
                                                                     ----------
      Gross deferred tax assets.....................................  9,250,095
      Valuation allowance........................................... (9,250,095)
                                                                     ----------
      Net deferred tax assets....................................... $      --
                                                                     ==========

   Due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, and because potential future issuances of common and preferred stock may restrict the Company's ability to utilize its net operating loss and tax credit carryforwards, a valuation allowance of $9,250,095 has been established to offset this asset. This represents an increase of $7.0 million over the valuation allowance at December 31, 1997.

11. Leases

   The Company leases its executive offices and research facilities under operating leases, which provide for annual minimum rent and additional rent based on increases in operating costs and real estate taxes.

   Future minimum lease payments for operating leases are as follows:

             1999............................. $82,332
             2000.............................  64,924

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Endorex Corporation (formerly Endorex Corp.)
(A Development Stage Enterprise):

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Endorex Corporation (formerly Endorex Corp.) (the "Company") (a development stage enterprise) as of December 31, 1998 and the results of its operations and cash flows for the years ended December 31, 1998, and 1997, and for the period cumulative from inception (February 15, 1985) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted accounting standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
February 11, 1999

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on March 26, 1999.

                                          Endorex Corporation

                                                 /s/ Michael S. Rosen
                                          By: _________________________________
                                                     Michael S. Rosen
                                               President and Chief Executive
                                                   Officer, and Director

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on March 26, 1999.

                 Signature                                     Title
                 ---------                                     -----


         /s/ Michael S. Rosen               President, Chief Executive Officer and
___________________________________________   Director
             Michael S. Rosen

       /s/ David G. Franckowiak             Chief Financial Officer (Principal
___________________________________________   Financial and Accounting Officer)
           David G. Franckowiak

                     *                      Director
___________________________________________
              Richard Dunning

                     *                      Director
___________________________________________
              Steve H. Kanzer

                                            Director
___________________________________________
              Paul D. Rubin

                                            Director
___________________________________________
             H. Laurence Shaw

                     *                      Director
___________________________________________
               Andrew Stein

                     *                      Director
___________________________________________
              Steve Thornton

                     *                      Director
___________________________________________
              Kenneth Tempero


    /s/ David G. Franckowiak
*By: ________________________________
   David G. Franckowiak  Attorney-
               in-fact