Form 10QSB
period 1999-03-31
ENDOREX CORP
filed 1999-05-17
CIK 812796

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 1999

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No.      1-14778


                              ENDOREX CORPORATION
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                41-1505029
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)

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

                             Yes  [X]    No   [_]

At May 14, 1999 9,936,000 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes  [_]    No   [X]

                        PART I. - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                March 31, 1999
ASSETS
Current assets:
    Cash and cash equivalents                                    $  9,535,396
    Marketable securities - available for sale                      1,950,000
    Restricted cash                                                   500,000
    Prepaid expenses                                                   82,363
    Deferred costs                                                    864,848
                                                                 ------------
        Total current assets                                       12,932,607
Leasehold improvements and equipment, net of accumulated
  amortization of $979,100                                            524,369
Patent issuance costs, net of accumulated amortization
  of $50,072                                                          377,295
Investment in Newco                                                   400,500
                                                                 ------------
TOTAL ASSETS                                                     $ 14,234,771
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                        $    344,436
    Accrued compensation                                               81,801
    Due to Newco                                                      500,000
    Current portion of line of credit                                  84,197
                                                                 ------------
        Total current liabilities                                   1,010,434
Long-term portion of line of credit                                   290,387
                                                                 ------------
Total Liabilities                                                   1,300,821

Series C exchangeable convertible preferred stock, $.05 par
  value. Authorized 200,000 shares; 84,105 issued and
  outstanding at liquidation value                                  8,577,014

Stockholders' equity:
Preferred stock, $.05 par value. Authorized 100,000 shares;
  none issued and outstanding                                              --
Series B convertible preferred stock, $.05 par value.
  Authorized 200,000 shares; 80,100 issued and outstanding
  at liquidation value                                              8,773,694
Common stock, $.001 par value. Authorized 50,000,000 shares;
  10,054,642 issued, and 9,936,000 outstanding                         10,055
Additional paid-in capital                                         33,096,984
Deficit accumulated during the development stage                  (37,080,047)
                                                                 ------------

                                                                    4,800,686
Less:
    Treasury stock, at cost, 118,642 shares                          (443,750)
                                                                 ------------
        Total stockholders' equity                                  4,356,936
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 14,234,771
                                                                 ============


     See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                   Cumulative from
                                                         Three Months             February 15, 1985
                                                        Ended March 31,          (date of inception)
                                                      1999           1998         to March 31, 1999
SBIR contract revenue                              $        --    $        --       $    100,000

Expenses:
SBIR contract research and development                      --             --             86,168
Proprietary research and development                   945,714        611,748         13,871,007
General and administrative                             789,203        834,566          8,712,796
                                                   -----------    -----------       ------------
Total operating expenses                             1,734,917      1,446,314         22,669,971
                                                   -----------    -----------       ------------
    Loss from operations                            (1,734,917)    (1,446,314)       (22,569,971)

Equity losses from joint ventures                     (220,000)    (8,010,000)       (16,240,000)
Other income                                                --             --              1,512
Interest income                                        144,933        224,136          1,950,866
Interest expense                                       (12,887)            --           (222,454)
                                                   -----------    -----------       ------------
    Net loss                                        (1,822,871)    (9,232,178)       (37,080,047)
    Preferred stock dividends                         (311,808)      (121,138)        (1,024,995)
                                                   -----------    -----------       ------------
    Net loss available to common stockholders      $(2,134,679)   $(9,353,316)      $ 38,105,042
                                                   ===========    ===========       ============
Basic and diluted net loss per share available
  to common stockholders                           $     (0.21)   $     (0.93)      $     (30.36)
Basic and diluted weighted average common
  shares outstanding                                 9,936,000     10,077,571          1,255,158

     See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Cumulative from
                                                     Three Months            February 15, 1985
                                                    Ended March 31,         (date of inception)
                                                  1999          1998         to March 31, 1999
Net cash used in operating
 activities                                    $(1,534,243)  $  (771,391)       $(16,307,914)
                                               -----------   -----------        ------------
INVESTING ACTIVITIES:
 Patent issuance cost                              (16,032)      (69,232)           (540,015)
 Investment in joint ventures                           --    (8,010,000)        (16,420,500)
 Organizational costs
  incurred                                              --            --                (135)
 Purchases of leasehold
  improvements                                          --            --            (675,559)
 Purchases of office and
  lab equipment                                    (98,679)      (42,370)           (902,082)
 Proceeds from assets
  sold                                                  --            --               1,000
 Purchases of marketable
  securities - available for
  sale                                          (1,000,000)           --          (1,950,000)
                                               -----------   -----------        ------------
Net cash used in
 investing activities                           (1,114,711)   (8,121,602)        (20,487,291)
                                               -----------   -----------        ------------
FINANCING ACTIVITIES:
 Net proceeds from
  issuance of common
  stock                                                 --     1,871,845          30,024,722
 Net proceeds from issuance
  of preferred stock                                    --     8,010,000          16,325,712
 Proceeds from exercise
  of options                                            --        61,750             200,986
 Proceeds from borrowings
  from President                                        --            --              41,433
 Repayment of borrowings
  from President                                        --            --             (41,433)
 Proceeds from borrowings
  under line of credit                                  --            --           1,055,139
 Repayment of borrowings
  under line of credit                             (18,065)           --            (680,555)
 Proceeds from note
  payable to bank                                       --            --             150,000
 Payments on note
  payable to bank                                       --            --            (150,000)
 Proceeds from borrowings
  from stockholders                                     --            --              15,867
 Repayment of borrowings
  from stockholders                                     --            --             (15,867)
 Advances from parent
  company                                               --            --             135,000
 Payments to parent
  company                                               --            --            (135,000)
 Repayment of long-
  term note receivable                                  --            --              50,315
 Repayment of note
  payable issued in
  exchange for legal
  service                                               --            --             (71,968)
 Purchase and retirement
  of common stock                                       --      (130,000)           (130,000)

 Purchase of treasury stock                                    --            --             (443,750)
                                                      -----------   -----------         ------------
Net cash provided by (used by)
 financing activities                                     (18,065)    9,813,595           46,330,601
                                                      -----------   -----------         ------------
Net increase (decrease)
 in cash and cash
 equivalents                                           (2,667,019)      920,602            9,535,396
Cash and cash equivalents at
 beginning of periods                                  12,202,415    15,706,374                   --
                                                      -----------   -----------         ------------
Cash and cash equivalents at
 end of periods                                       $ 9,535,396   $16,626,976         $  9,535,396
                                                      ===========   ===========         ============

See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

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

NET LOSS PER SHARE

     Net loss per share is presented on the Consolidated Statements of Operations in accordance with SFAS No. 128 for the current and prior periods. Operations resulted in a net loss for all periods presented, resulting in diluted and basic earnings per share being the same for all periods presented due to the anti-dilutive effect of potential dilutive common shares, including warrants and stock options.

EQUITY LOSSES FROM JOINT VENTURES

     During the first quarter, Innovax purchased an option to acquire an exclusive license to proprietary technology and patents for the development of orally delivered human and veterinary vaccines from Vaxcel, Inc. ("Vaxcel"). The Company paid option fees of $220,000 on behalf of Innovax and recorded such fees as Equity Losses from Joint Ventures.

     During the second quarter of 1999, Innovax exercised its option to acquire the technology. In addition, Innovax amended the license agreement that it acquired from Vaxcel. The technology is licensed from the Southern Research Institute ("SRI") and the University of Alabama Research Foundation ("UABRF") in Birmingham, Alabama. Innovax paid total licensing fees of $870,000 during the first and second quarter, of which the Company and Elan each paid $435,000.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following "Discussion and Analysis or Plan of Operation" provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto and the Company's Annual Report on Form 10-KSB. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements, including those set forth in Exhibit 99 "Certain Factors that May Affect Future Results, Financial Condition and the Market Price of Securities" on this Quarterly Report on Form 10-QSB.

Material Changes in Results of Operations

     Net loss for the three months ended March 31, 1999 decreased approximately $7.4 million, or 80%, as compared to the three months ended March 31, 1998, primarily due to the $8 million equity loss from Innovax, recorded in the first quarter of 1998. The equity loss included the Company's 80.1% share of the $10 million license fee paid by Innovax to Elan. The Company recognized a $.2 million equity loss on the Innovax joint venture during the first quarter of 1999 due to Innovax's purchase of an option to acquire rights to patents and technology. The Company is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

     Research and development expenditures for the three months ended March 31, 1999 increased $.3 million, or 55%, as compared to the corresponding period ended March 31, 1998. The increase was primarily due to increased research and development activities to support the Company's preparatory work, including development of a new formulation for filing its own Investigational New Drug ("IND") for Perillyl alcohol ("POH") and initiation of a Phase I trial related to the IND, preclinical work on the Orasome(TM) technology, the Innovax joint venture with Elan, a research agreement with the University of Wisconsin-Madison to develop and evaluate other monoterpene analogs as cancer drug candidates, and expenses associated with the second joint venture, established with Elan for the commercialization, research and development of two drugs using the Medipad(R) technology. The Medipad(R) system is a small, disposable drug delivery system.

     General and administrative expenses for the three months ended March 31, 1999 decreased approximately $45,000, or 5%, as compared to the three months ended March 31, 1998.

     Interest income for the three months ended March 31, 1999 decreased approximately $79,000 as compared to the three months ended March 31, 1998 as a result of decreasing cash and investment balances.

Plan of Operation and Financial Condition

     During the next twelve months, the Company will continue to conduct Phase II clinical trials for its cancer drugs. During the current quarter additional Phase II human clinical trials were initiated to evaluate POH in colorectal and pancreatic cancers. These trials are sponsored by the National Cancer Institute and are not expected to have a significant impact on the Company's expenses. We are planning to file our own IND application with the FDA with a new formulation of POH, and initiate a Phase I bridging study to be conducted about midyear. The Company is also evaluating initiation of additional clinical trials with POH in other types of cancer, and continues to conduct a sponsored research agreement with the University of Wisconsin-Madison to develop and evaluate other monoterpene analogs as cancer drug candidates.

     The Company continues preclinical development of its Orasome(TM) technology for the oral delivery of vaccines and drugs. This development includes ongoing work with Elan for vaccines and Johns Hopkins Endrocrinology Department for hormones. The Company plans initial partnering with major pharmaceutical companies of its oral delivery technology during 1999 based on key data currently being completed. The Company also expects to initiate clinical trials during 1999 with Medipad(R) in one drug through its second joint venture with Elan.

  On March 31, 1999 and December 31, 1998, the Company had unrestricted cash, cash equivalents, and marketable securities of $11.5 million and $13.2 million, respectively, and working capital of $11.0 million and $12.6 million, respectively, exclusive of deferred costs. As of March 31, 1999, the Company also had $5.7 million of unused lines of credit and restricted cash. The Company's current level of operating activities requires the expenditure of approximately $.5 million per month, including costs associated with the second joint venture. Management of the Company believes that its current cash resources will be sufficient to support its currently planned operations for the next two years. However, the Company intends, from time to time in the future, to seek to expand its research and development activities into other technologies and/or products that it either may license from other persons or develop. Any such activities may require the expenditure of funds not presently available to the Company. The Company may seek to obtain these funds from possible future public or private sales of its securities or other sources. See "Certain Factors that May Affect Future Results, Financial Condition and the Market Price of Securities--Need for Substantial Additional Funds."

 In October 1997, the Company completed a $20 million private placement. Net proceeds were $17.2 million after commissions and expenses. The Company used approximately $.4 million to repay a loan from two of its major stockholders. The remaining proceeds are being used to fund research and development activities, clinical trials, operations and the acquisition of new technologies. From October 1997 through March 31, 1999, the Company has used approximately $8.2 million to fund research and development, including capital improvements and equipment, clinical trials, and operations.

Year 2000

 The Company is aware of the issues associated with computer programming codes and certain embedded computer chips used in computer systems as the Year 2000 approaches. Some systems may not be able to distinguish between the year 2000 and the year 1900. The Company utilizes personal computers, software packages developed by third party vendors, and a service bureau for payroll to manage its business. It has no internally developed software and does not sell any products that are derived from internally developed software.

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



                         PART II. - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

As disclosed in the Company's latest proxy statement, the deadline for Submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 2000 Annual Meeting is January 1, 2000.

Pursuant to recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the Company will have discretionary voting authority if a proponent does not notify the Company by March 2, 2000 of their intent to present a proposal from the floor at the 2000 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the 2000 Annual Meeting of Stockholders.


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

                                    ENDOREX CORPORATION

May 14, 1999                        /s/  Michael S. Rosen
                                    ---------------------
                                    Michael S. Rosen
                                    President and Chief Executive Officer

                                    (principal executive officer)

                                    /s/ David G. Franckowiak
                                    ------------------------
May 14, 1999                        David G. Franckowiak
                                    Chief Financial Officer
                                    (principal financial and accounting officer)