Form 10QSB
period 1999-06-30
ENDOREX CORP
filed 1999-08-13
CIK 812796

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 1999

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

                             Yes  [X]    No   [ ]

At August 13, 1999 10,352,632 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

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

                                                                               June 30,
                                                                                 1999
ASSETS
Current assets:
 Cash and cash equivalents                                                   $  7,251,755
 Marketable securities - available for sale                                     2,785,000
 Restricted cash                                                                  500,000
 Prepaid expenses                                                                 111,150
 Deferred costs                                                                   471,518
                                                                             ------------
  Total current assets                                                         11,119,423
Leasehold improvements and equipment,
 net of accumulated amortization of
 $599,527                                                                         494,216
Patent issuance costs, net of accumulated
 amortization of $53,353                                                          443,998
Investment in joint venture                                                       400,500
                                                                             ------------
TOTAL ASSETS                                                                 $ 12,458,137
                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                       $    321,001
 Accrued compensation                                                             117,361
 Due to joint venture                                                             500,000
 Note payable                                                                      47,878
 Current portion of line of credit                                                 93,278
                                                                             ------------
   Total current liabilities                                                    1,079,518
Long-term liabilities:
 Long-term portion of line of credit                                              342,467
 Note payable to EIS                                                              306,576
                                                                             ------------
   Total long-term liabilities                                                    649,043
                                                                             ------------
      Total Liabilities                                                         1,728,561

Series C exchangeable convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares; 84,105
 issued and outstanding at liquidation value                                    8,723,794

Stockholders' equity:
Preferred stock, $.05 par value.  Authorized
 100,000 shares; none issued and outstanding                                           --
Series B convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares;
 80,100 issued and outstanding at liquidation value                             8,933,455
Common stock, $.001 par value.  Authorized
 50,000,000 shares; 10,471,274 issued, and 10,352,632
 outstanding                                                                       10,472
Additional paid-in capital                                                     33,571,211
Deficit accumulated during the development stage                              (40,065,606)
                                                                             ------------
                                                                                2,449,532
Less:
 Treasury stock, at cost, 118,642 shares                                         (443,750)
                                                                             ------------
    Total Stockholders' Equity                                                  2,005,782
                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 12,458,137
                                                                             ============

     See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Cumulative from
                                          Six Months            February 15, 1985
                                        Ended June 30,         (date of inception)
                                     1999             1998       to June 30, 1999
Revenue:
SBIR contract revenue             $       --      $         --     $    100,000

Expenses:
SBIR contract
 research and
 development                               --               --           86,168
Proprietary research
 and development                    1,374,679        1,429,465       14,299,972
General and
 administrative                     1,747,166        1,742,920        9,670,759
                                  -----------     ------------     ------------
Total operating expenses            3,121,845        3,172,385       24,056,899
                                  -----------     ------------     ------------
  Loss from operations             (3,121,845)      (3,172,385)     (23,956,899)

Equity losses in
 joint ventures                    (1,134,246)      (8,010,000)     (17,154,246)
Other income                               --               --            1,512
Interest income                       254,364          446,998        2,060,297
Interest expense                      (25,518)         (10,142)        (235,085)
                                  -----------     ------------     ------------
  Net loss                         (4,027,245)     (10,745,529)     (39,284,421)
  Preferred stock dividends          (618,350)        (279,143)      (1,331,537)
                                  -----------     ------------     ------------
  Net loss available to common
   shareholders                   $(4,645,595)    $(11,024,672)    $(40,615,958)
                                  ===========     ============     ============
Basic and diluted
 net loss per share
 available to common
 shareholders                    $      (0.45)    $      (1.06)    $     (22.29)
Basic and diluted
 weighted average common
 shares outstanding                10,352,632       10,363,970        1,822,286

           See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months
                                          Ended June 30,
                                        1999          1998
Revenue:
SBIR contract revenue               $        --   $        --

Expenses:
SBIR contract
 research and
 development                                 --            --
Proprietary research
 and development                        436,386       817,714
General and
 administrative                         950,542       908,350
                                    -----------   -----------
Total operating expenses              1,386,928     1,726,064
                                    -----------   -----------
  Loss from operations               (1,386,928)   (1,726,064)

Equity in losses from
 joint ventures                        (914,246)           --
Interest income                         109,431       218,765
Interest expense                        (12,631)       (5,820)
                                    -----------   -----------
  Net loss                           (2,204,374)   (1,513,119)
  Preferred stock dividends            (306,542)     (158,005)
                                    -----------   -----------
  Net loss available to common
   shareholders                     $(2,510,916)  $(1,671,124)
                                    ===========   ===========
Basic and diluted
 net loss per share
 available to common
 shareholders                       $     (0.24)  $     (0.16)
Basic and diluted
 weighted average common
 shares outstanding                  10,352,632    10,352,632

     See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Cumulative from
                                                             Six Months                February 15, 1985
                                                            Ended June 30,             (date of inception)
                                                        1999             1998           to June 30, 1999
Net cash used in operating
 activities                                           $(2,189,324)    $(2,056,586)        $(16,962,995)
                                                      -----------     -----------         ------------
INVESTING ACTIVITIES:
 Patent issuance cost                                     (86,015)        (79,792)            (609,998)
 Investment in joint ventures                          (1,134,246)     (8,010,000)         (17,554,746)
 Organizational costs
  incurred                                                     --              --                 (135)
 Purchases of leasehold
  improvements                                                 --              --             (675,559)
 Purchases of office and
  lab equipment                                          (103,624)       (234,057)            (907,027)
 Proceeds from assets
  sold                                                         --              --                1,000
 Purchases of marketable
  securities - available for
  sale                                                 (3,095,000)             --           (4,045,000)
 Sale of marketable
  securities - available for
  sale                                                  1,260,000              --            1,260,000
                                                      -----------     -----------         ------------
Net cash used in
 investing activities                                  (3,158,885)     (8,323,849)         (22,531,465)
                                                      -----------     -----------         ------------
FINANCING ACTIVITIES:
 Net proceeds from
  issuance of common
  stock                                                        --       1,871,845           30,024,722
 Net proceeds from issuance
  of preferred stock                                           --       8,010,000           16,325,712
 Proceeds from exercise
  of options                                                   --          61,750              200,986
 Proceeds from note payable
  to financing company                                     53,706              --               53,706
 Repayment of note payable
  to financing company                                     (5,828)             --               (5,828)
 Proceeds from note payable
  to EIS                                                  306,576              --              306,576
 Proceeds from borrowings
  from President                                               --              --               41,433
 Repayment of borrowings
  from President                                               --              --              (41,433)
 Proceeds from borrowings
  under line of credit                                     95,774              --            1,150,913
 Repayment of borrowings
  under line of credit                                    (52,679)             --             (715,169)
 Proceeds from note
  payable to bank                                              --              --              150,000
 Payments on note
  payable to bank                                              --              --             (150,000)
 Proceeds from borrowings
  from stockholders                                            --              --               15,867
 Repayment of borrowings
  from stockholders                                            --              --              (15,867)
 Advances from parent
  company                                                      --              --              135,000
 Payments to parent
  company                                                      --              --             (135,000)
 Repayment of long-
  term note receivable                                         --              --               50,315
 Repayment of note
  payable issued in
  exchange for legal
  service                                                      --              --              (71,968)
 Purchase and retirement
  of common stock                                              --        (130,000)            (130,000)
 Purchase of treasury stock                                    --              --             (443,750)
                                                      -----------     -----------         ------------
Net cash provided by
 financing activities                                     397,549       9,813,595           46,746,215
                                                      -----------     -----------         ------------
Net increase (decrease)
 in cash and cash
 equivalents                                           (4,950,660)       (566,840)           7,251,755
Cash and cash equivalents at
 beginning of periods                                  12,202,415      15,706,374                   --
                                                      -----------     -----------         ------------
Cash and cash equivalents at
 end of periods                                       $ 7,251,755     $15,139,534         $  7,251,755
                                                      ===========     ===========         ============

            See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


  We prepared these unaudited interim consolidated financial statements under the rules and regulations for reporting on Form 10-QSB. Accordingly, some information and footnote disclosures normally accompanying the annual financial statements have been omitted. You should read these interim financial statements and notes in conjunction with the consolidated financial statements and their notes included in our latest annual report on Form 10-KSB. It is Endorex's management's opinion that the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.


COMMON STOCK DIVIDEND

  In 1997, we sold and issued 8,648,716 shares of common stock in a private placement (the "Private Placement"). The terms of the Private Placement included 5%, semi-annual dividends payable in additional shares of common stock based on the number of shares held as of the record date, including previous dividend distributions.

  The first semi-annual common stock dividend was payable to holders of stock with dividend rights as of the record date of April 16, 1999. We distributed the stock dividend on June 1, 1999. Semi-annual common stock dividends continue to be payable through October 16, 2002. Approximately 865,000 shares of common stock per year will be payable to Private Placement shareholders.

  The stock dividend has been reflected as a charge to accumulated deficit, using the fair market value method computed with the closing price as of the day before the declaration date.


NET LOSS PER SHARE

  Net loss is restated from prior periods to include the effect of the common stock dividend. Therefore, the number of shares outstanding was retroactively restated for prior periods. The resulting effect on the earnings per share was a decrease in net loss per share of $0.02 and $0.01 for the six months and three months ended June 30, 1998, respectively.

  Net loss per share is presented on the Consolidated Statements of Operations in accordance with SFAS No. 128 for the current and prior periods. Endorex had a net loss for all periods being presented, which resulted in diluted and basic earnings per share being the same for all periods presented. The potential impact of warrants and stock options outstanding was not included in the calculation because it would have resulted in an anti-dilutive net loss per share.


JOINT VENTURES

  Until March 31, 1999, Elan and Endorex equally performed research and development activities for their oral vaccine delivery joint venture, Innovax. We included research and development expenditures incurred to conduct those activities in Endorex's consolidated statement of operations as research and development expense. Beginning April 1, 1999, Endorex and EIS fund joint venture expenditures in proportion to their respective ownership levels. Therefore, Endorex now records its share of the joint venture expenditures as equity in losses from joint ventures. Intercompany profit is eliminated.

  Effective April 1, 1999 EIS extended to Endorex a line of credit of up to $2.5 million that is restricted to Endorex's funding obligations for Innovax. The note bears interest of 11% per annum and matures on December 31, 2002. In the event that EIS exercises its option to increase its ownership in Innovax to 50%, then the note will be canceled and unpaid principal and interest will be applied to EIS obligations to Endorex upon exercise.

  Also during 1999, Innovax purchased and exercised an option to acquire an exclusive worldwide license to proprietary oral microsphere delivery technology and patents (U.S. and foreign) from Vaxcel, Inc., for human and veterinary vaccines. This technology had been originally invented and developed at the Southern Research Institute ("SRI") and University of Alabama-Birmingham Research Foundation ("UABRF"), and had been acquired by Vaxcel. In addition, during the second quarter, Innovax completed negotiations with SRI and UABRF to further amend the license agreement that it acquired from Vaxcel.

  Innovax paid total licensing fees to Vaxcel and SRI/UABRF of $870,000, which Elan and Endorex agreed to fund equally. Accordingly, Endorex recorded $220,000 as equity in losses from joint ventures in the first quarter and $215,000 in the second quarter.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The following "Discussion and Analysis or Plan of Operation" provides information to explain Endorex's results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes and our Annual Report on Form 10-KSB. This report contains statements of a forward-looking nature relating to possible future events or our future financial performance. You should be aware that forward-looking statements are only predictions and actual events or results may differ materially from those forward-looking statements. In evaluating forward-looking statements, you should carefully consider the various factors identified in this report, including the additional risks discussed in Exhibit 99 "Risk Factors" of this Quarterly Report on Form 10-QSB.

  Endorex is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

Material Changes in Results of Operations

  Net loss for the six months ended June 30, 1999 decreased approximately $7.0 million, or 63%, compared to the six months ended June 30, 1998. The primary difference was an $8.0 million equity loss from the Innovax joint venture, recorded in the first quarter of 1998. That equity loss reflected our 80.1% share of the one-time $10.0 million license fee paid by Innovax to Elan in that period. During the first six months of 1999, we recognized an additional $1.1 million in equity losses for our 80.1% share of Innovax--$0.4 million for Innovax's acquisition of rights to patents and technology, and $0.7 million for Innovax's net losses for the second quarter.

  Net loss for the three months ended June 30, 1999 increased approximately $0.7 million, or 46%, compared to the three months ended June 30, 1998. The second quarter of 1999 included $0.9 million of equity losses in joint ventures.

  Research and development expenditures for the six months ended June 30, 1999 decreased slightly compared to the same period of 1998. The allocation of expenses to Innovax decreased research expenses by $0.4 million, which is now recorded as equity losses in joint ventures. The decrease was offset by increased expenditures in cancer programs and drug delivery. During 1999, we completed a new formulation of our proprietary cancer drug, Perillyl alcohol ("POH").

  Interest income for the six and three month periods ended June 30, 1999 decreased approximately $193,000 and $109,000, respectively, compared to the six and three month periods ended June 30, 1998 as a result of decreasing cash and investment balances.

Plan of Operation and Financial Condition

  During the next twelve months, Endorex plans to directly conduct and/or sponsor additional human clinical trials with POH--initially to evaluate its newly developed formulation in a phase I cancer trial and then in additional phase II trials in other types of cancer. During the first quarter, additional phase II human clinical trials to evaluate POH in colorectal and pancreatic cancers were initiated with NCI sponsorship. Endorex cancer drugs are currently being evaluated in seven clinical trials in the U.S., including five cancer treatment trials sponsored by the National Cancer Institute ("NCI"), and one chemoprevention trial sponsored by NCI. The NCI-sponsored trials are not expected to have a significant impact on our research and development expenses, but provide valuable data on the potential efficacy (or lack of efficacy) of POH in different types of cancer. The information and data from these trials has allowed us to gain critical insights into the development and implementation of our own trials, and in the development of our new formulation. We expect this formulation to significantly enhance patient convenience and compliance versus the existing formulation being evaluated in the NCI-sponsored trials, extending the overall utility of this drug. Based on this new formulation, we filed our own Investigational New Drug ("IND") with the Food and Drug Administration in late June and expect to initiate a phase I trial to evaluate this new formulation during 1999. Research on the identification and development of other monoterpene analogues as cancer drug candidates continued at the University of Wisconsin-Madison. We are evaluating initiation of additional phase II clinical trials with POH in other types of cancer, and we are actively recruiting potential partners for development of our cancer drugs in Europe and Japan.

  Endorex continues to progress preclinical development of the Orasome(TM) technology for the oral delivery of vaccines and drugs. Development includes ongoing work with Elan and several major medical institutions for vaccines and the Johns Hopkins Endrocrinology Department for hormones. We began marketing this technology to major pharmaceutical companies based on key in vivo data completed during the first half of 1999. We also presented data on the Orasome delivery system in conjunction with the oral delivery of two key proteins, human growth hormone and insulin, at the 26th International Symposium for the Controlled Release of Bioactive Materials held in Boston. Included in this data were in vivo results demonstrating 10% bioavailibility of human growth hormone.

  During the first half of 1999, collaborative development efforts began for our second joint venture with Elan, established for the commercialization, research and development of two drugs using the Medipad(R) technology. The Medipad(R) system is a small, disposable drug delivery system, which combines a microinfusion pump with the convenience of patch technology. We expect to initiate clinical trials during 1999 with Medipad(R) in one drug through the joint venture.

  On June 30, 1999 we had unrestricted cash, cash equivalents, and marketable securities of $10.0 million, compared to $13.2 million as of December 31, 1998. Our working capital, exclusive of deferred costs, was $9.6 million as of June 30, 1999 and $12.6 million as of December 31, 1998. We presently have available $5.6 million of unused lines of credit and restricted cash. The current level of operating activities requires us to spend approximately $450,000 per month. We believe our cash resources are sufficient to support currently planned operations for the next two years. However, we intend, from time to time in the future, to seek to expand research and development activities into other technologies and/or products that we either may license from other entities or develop ourselves. Research and development activities may require the expenditure of funds not presently available. We may seek to obtain funds from possible future public or private sales of securities or other sources. For further discussion of these risks, you should read Exhibit 99 "Risk Factors" of this report on Form 10-QSB.

Year 2000

  We are aware of the issues associated with some computer programming codes and embedded computer chips used in computer systems as the Year 2000 approaches. Some systems or software will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. We utilize personal computers, software packages developed by third party vendors, and a service bureau for payroll processing to manage our business. We do not have internally developed software and do not sell any products that are derived from internally developed software.

  We have evaluated substantially all of our major hardware platforms and software in use and have modified and upgraded our hardware, software and information technology and other systems to be Year 2000 compliant. We have surveyed our major vendors as to Year 2000 readiness. The results of our surveys indicate critical business systems and vendors are or anticipate being Year 2000 compliant in all material aspects of operations. We do not presently believe that the Year 2000 problem will pose significant operational problems for our internal computer systems or have a negative affect on our operations. However, we cannot assure you that any Year 2000 compliance problems of our suppliers will not negatively affect our operations. Based on the results of our review, we do not have a formal contingency plan. However, because uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are Year 2000 compliant.

     Our cash equivalents may be exposed to credit risk if investment companies are materially adversely affected by the Year 2000 issue. The results of our vendor surveys indicate that all banks and investment companies which we currently utilize are in the process of testing Year 2000 modifications and expect to be compliant before the end of the year. We anticipate that any Year 2000 impact would be short lived and would not impact Endorex's liquidity or its operating results.

     We have not incurred significant costs associated with Year 2000 compliance and presently believe estimated future costs will not be material. However, actual results could differ materially from our expectations due to unanticipated technological difficulties or project delays.

     These estimates and conclusions contain forward-looking statements and are based on our best estimates of future events. If we or any third parties on which we rely are unable to address the Year 2000 issue in a timely manner, it could have an adverse impact on our operations. Risks to completing the Year 2000 plan include potential unavailability of alternative software, our ability to discover and correct potential Year 2000 problems which might have a serious impact on operations, failure of vendors to complete their expected Year 2000 compliance, and liquidity issues surrounding securities investments.



                         PART II. - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   The Company's Annual Meeting of Stockholders was held on June 9, 1999.

c)   The motions before the stockholders were:

     1)   To elect eight directors:




                              Votes         Votes          Votes                          Broker
Name of Director               For         Against        Withheld      Abstentions      Nonvotes

Michael S. Rosen             5,903,387      5,642           -              -                -
Richard Dunning              5,903,387      5,642           -              -                -
Steve H. Kanzer              5,903,387      5,642           -              -                -
Paul Rubin                   5,903,387      5,642           -              -                -
H. Laurence Shaw             5,903,387      5,642           -              -                -
Andrew Stein                 5,903,387      5,642           -              -                -
Kenneth F. Tempero           5,903,387      5,642           -              -                -
Steven Thornton              5,903,387      5,642           -              -                -

     2) To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants for the year ending
          December 31, 1999:

          Votes For:              5,831,411
          Votes Against:             32,623
          Votes Withheld:              -
          Abstentions:               44,995
          Broker Nonvotes:             -

ITEM 5 - OTHER INFORMATION

     As disclosed in our latest proxy statement, the deadline for submitting proposals to be considered for inclusion in Endorex's proxy statement for the 2000 Annual Meeting is January 1, 2000.

     Under recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, we will have discretionary voting authority if a proponent does not notify us by March 2, 2000 of their intent to present a proposal from the floor at the 2000 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the 2000 Annual Meeting of Stockholders.


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

                              ENDOREX CORPORATION

August 13, 1999               /s/ Michael S. Rosen
                              --------------------
                              Michael S. Rosen
                              President and Chief Executive Officer
                              (principal executive officer)


                              /s/ David G. Franckowiak
                              ------------------------
August 13, 1999               David G. Franckowiak
                              Chief Financial Officer
                              (principal financial and accounting officer)