Form 10QSB
period 1999-09-30
ENDOREX CORP
filed 1999-11-12
CIK 812796

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1999

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

                             Yes  [X]    No   [ ]

At November 12, 1999 10,352,632 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]    No   [X]

PART I. - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                              September 30, 1999
ASSETS
Current assets:
 Cash and cash equivalents                                        $  6,044,697
 Marketable securities - available for sale                          3,000,000
 Restricted cash                                                       500,000
 Prepaid expenses                                                       93,404
 Deferred costs                                                         73,865
                                                                  ------------
   Total current assets                                              9,711,966
Leasehold improvements and equipment,
   net of accumulated amortization of $633,685                         481,952
Patent issuance costs, net of accumulated
   amortization of $56,633                                             483,883
Investment in joint venture                                            400,500
                                                                  ------------
TOTAL ASSETS                                                      $ 11,078,301
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                            $    280,952
 Accrued compensation                                                  108,714
 Due to joint venture                                                  500,000
 Note payable                                                           30,185
 Current portion of line of credit                                     108,545
                                                                  ------------
   Total current liabilities                                         1,028,396
Long-term liabilities:
 Long-term portion of line of credit                                   570,683
 Note payable to EIS                                                   310,314
                                                                  ------------
   Total long-term liabilities                                         880,997
                                                                  ------------
     Total Liabilities                                               1,909,393

Series C exchangeable convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares; 84,105
 issued and outstanding at liquidation value                         8,872,187

Stockholders' equity:
Preferred stock, $.05 par value.  Authorized
 100,000 shares; none issued and outstanding                                --
Series B convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares;
 80,100 issued and outstanding at liquidation value                  9,094,971
Common stock, $.001 par value.  Authorized
 50,000,000 shares; 10,471,274 issued, and 10,352,632
 outstanding                                                            10,472
Additional paid-in capital                                          33,261,301
Deficit accumulated during the development stage                   (41,626,273)
                                                                  ------------
                                                                       740,471
Less:
 Treasury stock, at cost, 118,642 shares                              (443,750)
                                                                  ------------
     Total Stockholders' Equity                                        296,721
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 11,078,301
                                                                  ============

           See accompanying condensed notes to financial statements.

                            ENDOREX CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                                   Cumulative from
                                          Nine Months             February 15, 1985
                                        Ended Sept. 30,          (date of inception)
                                      1999          1998          to Sept. 30, 1999
Revenue:
SBIR contract revenue             $        --   $         --         $    100,000

Expenses:
SBIR contract
 research and
 development                               --             --               86,168
Proprietary research
 and development                    1,716,546      2,283,829           14,641,839
General and
 administrative                     2,576,567      2,588,170           10,500,160
                                  -----------   ------------         ------------
Total operating expenses            4,293,113      4,871,999           25,228,167
                                  -----------   ------------         ------------
  Loss from operations             (4,293,113)    (4,871,999)         (25,128,167)

Equity losses in
 joint ventures                    (1,626,826)    (8,010,000)         (17,646,826)
Other income                               --             --                1,512
Interest income                       370,365        629,962            2,176,298
Interest expense                      (38,338)       (13,483)            (247,905)
                                  -----------   ------------         ------------
  Net loss                         (5,587,912)   (12,265,520)         (40,845,088)
  Preferred stock dividends          (928,260)      (438,905)          (1,641,447)
                                  -----------   ------------         ------------
  Net loss available to common
   shareholders                   $(6,516,172)  $(12,704,425)        $(42,486,535)
                                  ===========   ============         ============
Basic and diluted
 net loss per share
 available to common
 shareholders                     $     (0.63)  $      (1.23)        $     (21.58)
Basic and diluted
 weighted average common
 shares outstanding                10,352,632     10,360,164            1,969,225

           See accompanying condensed notes to financial statements.

                             ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three Months
                                         Ended Sept. 30,
                                     1999              1998

Revenue:
SBIR contract revenue             $        --       $        --

Expenses:
SBIR contract
 research and
 development                               --                --
Proprietary research
 and development                      334,446           854,367
General and
 administrative                       836,821           845,098
                                  -----------       -----------
Total operating expenses            1,171,267         1,699,465
                                  -----------       -----------
  Loss from operations             (1,171,267)       (1,699,465)

Equity in losses from
 joint ventures                      (492,580)               --
Interest income                       116,000           182,964
Interest expense                      (12,820)           (3,074)
                                  -----------       -----------
  Net loss                         (1,560,667)       (1,519,575)
  Preferred stock dividends          (309,910)         (159,761)
                                  -----------       -----------
  Net loss available to common
   shareholders                   $(1,870,577)      $(1,679,336)
                                  ===========       ===========
Basic and diluted
 net loss per share
 available to common
 shareholders                     $     (0.18)      $     (0.16)
Basic and diluted
 weighted average common
 shares outstanding                10,352,632        10,352,632

  See accompanying condensed notes to financial statements.

                             ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         Cumulative from
                                         Nine Months                    February 15, 1985
                                       Ended Sept. 30,                 (date of inception)
                                    1999             1998               to Sept. 30, 1999
Net cash used in operating
 activities                      $(2,282,588)     $(2,093,126)             $(17,056,259)
                                 -----------      -----------              ------------
INVESTING ACTIVITIES:
 Patent issuance cost               (129,181)         (89,396)                 (653,164)
 Investment in joint ventures     (1,626,826)      (8,010,000)              (18,047,326)
 Organizational costs
  incurred                                --               --                      (135)
 Purchases of leasehold
  improvements                            --         (237,375)                 (675,559)
 Purchases of office and
  lab equipment                     (125,518)        (149,865)                 (928,921)
 Proceeds from assets
  sold                                    --               --                     1,000
 Purchases of marketable
  securities - available for
  sale                            (4,095,000)              --                (5,045,000)
 Sale of marketable
  securities - available for
  sale                             2,045,000               --                 2,045,000
                                 -----------      -----------              ------------
Net cash used in
 investing activities             (3,931,525)      (8,486,636)              (23,304,105)
                                 -----------      -----------              ------------



FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                --       1,871,845      30,024,722
 Net proceeds from issuance of preferred stock             --       8,010,000      16,325,712
 Proceeds from exercise of options                         --          61,750         200,986
 Proceeds from note payable to financing company       53,706              --          53,706
 Repayment of note payable to financing company       (23,521)             --         (23,521)
 Proceeds from borrowings from President                   --              --          41,433
 Repayment of borrowings from President                    --              --         (41,433)
 Proceeds from borrowings under line of credit         95,774              --       1,150,913
 Repayment of borrowings under line of credit         (69,564)             --        (732,054)
 Proceeds from note payable to bank                        --              --         150,000
 Payments on note payable to bank                          --              --        (150,000)
 Proceeds from borrowings from stockholders                --              --          15,867
 Repayment of borrowings from stockholders                 --              --         (15,867)
 Advances from parent company                              --              --         135,000
 Payments to parent company                                --              --        (135,000)
 Repayment of long-term note receivable                    --              --          50,315
 Repayment of note payable issued in
  exchange for legal service                               --              --         (71,968)
 Purchase and retirement of common stock                   --        (130,000)       (130,000)
 Purchase of treasury stock                                --              --        (443,750)
                                                  -----------     -----------       ----------
Net cash provided by financing activities              56,395       9,813,595       46,405,061
                                                  -----------      ----------      -----------
Net increase (decrease) in cash and
 cash equivalents                                  (6,157,718)     (1,603,167)       6,044,697
Cash and cash equivalents
 at beginning of periods                           12,202,415      15,706,374               --
                                                  -----------    ------------      -----------
Cash and cash equivalents
 at end of periods                               $  6,044,697    $ 14,103,207      $ 6,044,697
                                                 ============    ============      ===========

                  See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


We prepared these unaudited interim consolidated financial statements under the rules and regulations for reporting on Form 10-QSB. Accordingly, we omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with the consolidated financial statements and their notes included in our latest annual report on Form 10-KSB. It is our opinion that the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.


COMMON STOCK DIVIDEND

In 1997, we sold and issued 8,648,716 shares of common stock in a private placement (the "Private Placement"). The terms of the Private Placement included 5%, semi-annual dividends payable in additional shares of common stock based on the number of shares held as of the record date, including previous dividend distributions.

The first semi-annual common stock dividend was payable to holders of stock with dividend rights as of the record date of April 16, 1999. We distributed the first stock dividend on June 1, 1999. Semi-annual common stock dividends continue to be payable through October 16, 2002. Approximately 865,000 shares of common stock per year will be payable to Private Placement shareholders.

The first stock dividend was reflected as a charge to accumulated deficit in the second quarter, using the fair market value method computed with the closing price as of the day before the declaration date.


NET LOSS PER SHARE

Net loss is restated from prior periods to include the effect of the common stock dividend. Therefore, the number of shares outstanding is retroactively restated for prior periods. The effect on the earnings per share for 1998 is a decrease in net loss per share of $0.05 and $.01, respectively, for the nine- and three-month periods ended September 30, 1998.

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


JOINT VENTURES

Until March 31, 1999, Elan Corporation, plc ("Elan") and Endorex each performed research and development activities for their oral vaccine delivery joint venture. We included research and development expenditures incurred to conduct those activities in Endorex's consolidated statement of operations as research and development expense. Beginning April 1, 1999, Endorex and Elan fund joint venture expenditures in proportion to their respective ownership levels.
Therefore, Endorex now records its share of the joint venture expenditures as equity in losses from joint ventures. Intercompany profit is eliminated.

Effective April 1, 1999, Elan, through its subsidiary Elan International Services, Ltd. ("EIS"), extended to Endorex a line of credit of up to $2.5 million that is restricted to Endorex's funding obligations for the joint venture. The note bears interest of 11% per annum and matures on December 31, 2002. In the event that EIS exercises its option to increase its ownership in the joint venture to 50%, the note will be canceled and unpaid principal and interest will be applied to EIS obligations to Endorex upon exercise.

Also during 1999, the joint venture purchased and exercised an option to acquire an exclusive worldwide license to proprietary oral microsphere delivery technology and a portfolio of patents (U.S. and foreign) from Vaxcel, Inc., for human and veterinary vaccines. This technology had been originally invented and developed at the Southern Research Institute ("SRI") and University of Alabama-Birmingham Research Foundation ("UABRF"), and had been acquired by Vaxcel. In addition, during the second quarter, the joint venture completed negotiations with SRI and UABRF to further amend the license agreement that it acquired from Vaxcel.

The joint venture paid total licensing fees to Vaxcel and SRI/UABRF of $870,000, which Elan and Endorex agreed to fund equally. Accordingly, Endorex recorded $435,000 as equity in losses from joint ventures in the first and second quarters.


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

Material Changes in Results of Operations

Net loss, excluding preferred stock dividends, for the nine months ended September 30, 1999 decreased approximately $6.7 million, or 54%, compared to the nine months ended September 30, 1998. The primary difference was an $8.0 million equity loss from the joint venture, recorded in the first quarter of 1998, as compared to the $1.6 million equity loss for the same period in 1999. The 1998 equity loss reflected our 80.1% share of the one-time $10.0 million license fee paid by the joint venture to Elan in that period. The 1999 equity loss represents our 80.1% share of the joint venture--$0.4 million for the joint venture's acquisition of rights to patents and technology, and $1.2 million for the joint venture's net losses for the second and third quarters.

Research and development expenditures for the nine months ended September 30, 1999 decreased $.5 million, or 25%, compared to the same period of 1998. The allocation of expenses to the joint venture decreased research expenses by $0.7 million, which is now recorded as equity losses in joint ventures. In September 1999, we initiated a phase I human clinical trial for the new formulation of our proprietary cancer drug, Perillyl alcohol ("POH").

Interest income for the nine and three-month periods ended September 30, 1999 decreased approximately $260,000 and $67,000, respectively, compared to the nine and three-month periods ended September 30, 1998 as a result of decreasing cash and investment balances.

Plan of Operation and Financial Condition

Endorex continues to progress preclinical development of the Orasome(TM) delivery system for the oral delivery of vaccines and drugs. Development includes ongoing work with Elan and several major medical institutions for vaccines and key hormones such as insulin and human growth hormone. We began marketing this technology to major pharmaceutical companies based on key in vivo data completed during the first half of 1999. Data on the Orasome(TM) delivery system in conjunction with the oral delivery of two key proteins, human growth hormone and insulin, has been presented at a number of key scientific conferences including the 26th International Symposium for the Controlled Release of Bioactive Materials held in Boston. Included in this data were in vivo results demonstrating 10% bioavailability of human growth hormone. In the coming months, we anticipate that the joint venture will begin to develop a prototype combination oral vaccine. Such new vaccines have been made possible by the joint venture advances in delivery technology that include safe and effective adjuvants and site specific targeting. `Targeting' vaccines to the correct sites in the gastrointestinal tract or the nasal passage gets the antigen to the right place; otherwise, antigens are lost and are ineffective. Adjuvants boost the overall immune response to the antigen, creating a higher level of immunization. This element is critical in persons with diminished immune systems, such as the elderly, where many vaccines are much less effective.

During the first half of 1999, collaborative development efforts began for our second joint venture with Elan, established for the commercialization, research and development of two drugs using the Medipad(R) technology. The Medipad(R) system is a small, disposable drug delivery system, which combines a microinfusion pump with the convenience of patch technology. We expect to initiate clinical trials during 2000 with Medipad(R) in one drug through the joint venture.

During the next twelve months, Endorex's oncology subsidiary, Wisconsin Genetics, Inc. ("WGI") plans to continue development of POH. In June 1999, WGI completed development of a new oral formulation of POH and filed an Investigational New Drug ("IND") application. The new formulation significantly reduces the number of pills a patient needs to take daily and should enhance overall patient compliance during the treatment. In September 1999, we commenced the first Endorex-sponsored POH trial of the new formulation, a phase I (safety) human clinical trial commenced at the University of Wisconsin-Madison Comprehensive Cancer Center. The National Cancer Institute ("NCI") continues to sponsor phase II clinical trials in breast, prostate and pancreatic cancer. Recently, two Phase II NCI-sponsored trials for ovarian and colorectal cancer were closed due to lack of objective response. All of the NCI-sponsored phase II trials use the initial formulation of POH developed by the NCI. We are evaluating initiation of additional phase II clinical trials with POH in other types of cancer, and we are actively recruiting potential partners for development of our cancer drugs.

On September 30, 1999 we had unrestricted cash, cash equivalents, and marketable securities of $9.0 million, compared to $13.2 million as of December 31, 1998. Our working capital, exclusive of deferred costs, was $8.6 million as of September 30, 1999 and $12.6 million as of December 31, 1998. We presently have available $5.6 million of unused lines of credit and restricted cash. The current level of operating activities requires us to spend approximately $450,000 per month. We believe our cash resources are sufficient to support currently planned operations for the next two years. However, we intend, from time to time in the future, to seek to expand research and development activities into other technologies and/or products that we either may license from other entities or develop ourselves. Research and development activities may require the expenditure of funds not presently available. We may seek to obtain funds from possible future public or private sales of securities or other sources. For further discussion of these risks, you should read Exhibit 99 "Risk Factors" of this report on Form 10-QSB.

On October 22, 1999, Andrew J. Stein resigned from our board of directors siting other commitments on his time. We thank him for his contributions to Endorex.

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

We have evaluated substantially all of our major hardware platforms and software in use and have modified and upgraded our hardware, software and information technology and other systems to be Year 2000 compliant. We have surveyed our major vendors as to Year 2000 readiness. The results of our surveys indicate critical business systems and vendors are or anticipate being Year 2000 compliant in all material aspects of operations. We do not presently believe that the Year 2000 problem will pose significant operational problems for our internal computer systems or have a negative effect on our operations. However, we cannot assure you that any Year 2000 compliance problems of our suppliers will not negatively affect our operations. Based on the results of our review, we do not have a formal contingency plan. However, because uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are Year 2000 compliant.

Our cash equivalents may be exposed to credit risk if investment companies are materially adversely affected due to the Year 2000 issue. The results of our vendor surveys indicate that all banks and investment companies which we currently utilize are in the process of testing Year 2000 modifications and expect to be compliant before the end of the year. We anticipate that any Year 2000 impact would be short lived and would not impact Endorex's liquidity or its operating results.

We have not incurred significant costs associated with Year 2000 compliance and presently believe estimated future costs will not be material. However, actual results could differ materially from our expectations due to unanticipated technological difficulties or project delays.

These estimates and conclusions contain forward-looking statements and are based on our best estimates of future events. If we, or any third parties on which we rely, are unable to address the Year 2000 issue in a timely manner, it could have an adverse impact on our operations. Risks to completing the Year 2000 plan include potential unavailability of alternative software, our ability to discover and correct potential Year 2000 problems which might have a serious impact on operations, failure of vendors to complete their expected Year 2000 compliance, and liquidity issues surrounding securities investments.



                         PART II. - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

As disclosed in our latest proxy statement, the deadline for submitting a proposal to be considered for inclusion in Endorex's proxy statement for the 2000 Annual Meeting is January 1, 2000.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

        27     Financial Data Schedule
        99     Risk Factors
     ____________________


b)   Reports on Form 8-K:

     None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ENDOREX CORPORATION

November 12, 1999             /s/ Michael S. Rosen
                              --------------------
                              Michael S. Rosen
                              President and Chief Executive Officer
                              (principal executive officer)


November 12, 1999             /s/ David G. Franckowiak
                              ------------------------
                              David G. Franckowiak
                              Chief Financial Officer
                              (principal financial and accounting officer)