Form 10KSB
period 1999-12-31
ENDOREX CORP
filed 2000-03-30
CIK 812796

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

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from  to

                          Commission File No. 1-14778

                               ----------------

                              ENDOREX CORPORATION
            (Exact name of registrant as specified in its charter)

                               ----------------

               DELAWARE                              41-1505029
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)


     28101 BALLARD DRIVE, SUITE F,                       60045
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
             None                                      American Stock Exchange

   Securities registered under Section 12(g) of the Securities Exchange Act:

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

   The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price of such stock, as of March 1, 2000, was $64,800,000. Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

   At March 1, 2000, 10,786,337 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

                      Documents Incorporated by Reference

   The definitive proxy statement of Endorex Corporation in connection with the annual meeting to be held on or about May 17, 2000 is incorporated by reference into Part III of this Form 10-KSB.

   Transitional Small Business Issuer: Yes [_]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

The Company

   Endorex Corporation is a development stage drug delivery company, incorporated in Delaware. Our core drug delivery technology, the Orasome(TM) system, focuses on the oral and mucosal delivery of protein and peptide-based drugs and vaccines previously delivered only by injection. The Orasome system is licensed from the Massachusetts Institute of Technology ("MIT").

   In 1998 Endorex formed two drug delivery joint ventures with Elan Corporation, plc ("Elan"), one of the world's leading drug delivery companies. The purpose of the first joint venture, InnoVaccines Corporation
("InnoVaccines"), is to research, develop and commercialize novel delivery systems for the human and veterinary vaccine markets.

   The second joint venture, Endorex Newco, Ltd. ("Newco"), focuses on the utilization of the MEDIPAD(R) microinfusion pump, developed by Elan, to deliver iron chelators for the treatment of a series of genetic blood disorders known as iron overload disorders.

   Our headquarters is located north of Chicago, close to the headquarters of several major pharmaceutical companies such as Abbott Laboratories, Baxter International, Searle (the pharmaceutical division of Monsanto), and the U.S. subsidiaries of two major Japanese pharmaceutical companies, Fujisawa and Takeda Chemicals.

   This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe-harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the "Risk Factors" section of this Form 10-KSB, which may cause actual results to differ materially from those discussed in any forward-looking statements. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this form 10-KSB with the SEC. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Orasome Oral and Mucosal Drug Delivery System

   Endorex's fundamental platform technology resides in its potential ability to convert injectable-only therapy into the patient-preferred format of oral therapy. This conversion process includes encapsulating "fragile" protein and/or peptide based drugs for oral delivery using proprietary patented technology from MIT. Many vaccines and macromolecular drugs are exceptionally fragile and thus cannot survive the digestive action of the gastrointestinal ("GI") tract. By employing the Orasome system, a specially engineered, polymerized liposome-based technology for entrapment of protein or peptide-based vaccines and drugs, many of these agents might be made orally available at therapeutic levels. Endorex is developing core technology for a new generation of vaccines that may be taken by mouth, thereby replacing painful injections, and thereby increasing patient compliance. Other applications of this technology under development at Endorex could enable preparation of oral formulations of peptide hormones, such as insulin and human growth hormone, other sensitive peptide drugs and proteins, and nucleic acids ("DNA"). Virtually all of these compounds are currently given to patients solely via injection.

   The Orasome system represents a series of improvements in encapsulation technology resulting in properties that we believe enable efficient uptake by crucial cells in the gastrointestinal tract. Because of the unique ability of these polymerized liposomes to withstand the activity of bile salts, digestive enzymes, and gastric acids, this proprietary liposomal technology may be utilized practically and commercially for the oral delivery of many therapeutics.

   Orasomes encapsulate sensitive drugs and hold them within a membrane envelope that is resistant to the environmental stress of the GI tract. Orasomes can also be engineered to release contents in a controlled fashion and to contain surface ligands (or biological "magnets") capable of targeting specific receptors in the intestine and other tissues. By comparison, conventional liposomes appear to be chemically and physically unstable and tend to be unsuitable for oral delivery, because they degrade rapidly upon introduction into the GI tract. If the encapsulated drug or vaccine is released into this environment, the active material is destroyed and the therapeutic effect negated. In vitro studies with orasomes have demonstrated high stability under harsh conditions similar to conditions found in the human intestinal tract, such as exposure to acidic pH, simulated bile salts, and detergents.

   Liposomal formulations have been scaled up and manufactured commercially. Examples of such formulations include the cancer drugs liposomal doxorubicin and liposomal daunorubicin as well as the anti-fungal agent liposomal amphotericin B, which have been approved by the Food and Drug Administration ("FDA") and are currently being marketed. Endorex is currently scaling up its Orasome system for human clinical trials through its joint venture partner, Elan.

   Endorex believes that the Orasome system as a platform technology satisfies a number of criteria necessary for a successful drug delivery system, including:

  --Flexibility for incorporation of numerous types of drugs and vaccines;

  --Stability of the drug or vaccine through the GI tract;

  --Enhanced mucosal uptake of the drug or vaccine;

  --Compatibility of the delivery system with current manufacturing methodology; and

  --No apparent toxicity of the orasomes in animal studies to-date.

Drug Delivery Development Status

   Endorex has demonstrated the bioavailability and bioactivity of using orasomes for oral delivery of selected drugs in animal models as well as the immunogenicity of oral vaccines in similar models. Orasomes have been used successfully in animal models for oral delivery of human growth hormone ("hGH"). Endorex believes an oral version of hGH should provide product differentiation along with the convenience and improved compliance that accompanies oral delivery. Daily oral delivery should offer an attractive alternative to daily injections or slow release formulations, particularly for chronic therapies. Animal studies have shown that delivery of unencapsulated hGH, or hGH in non-polymerized liposomes, does not result in a rise in serum hGH, while hGH is detected in serum after oral delivery in orasomes.

   Endorex recently signed a research and option agreement with Novo Nordisk A/S (a major European pharmaceutical company with a significant share of the estimated $1.7 billion global market for hGH), to evaluate the commercial attractiveness of Novo's brand of hGH delivered orally, Norditropin(R). They plan to evaluate the Orasome system in several animal models. Novo Nordisk has taken an exclusive option to license the Orasome technology for Norditropin(R).

   During 2000, Endorex will also evaluate the Orasome system for oral delivery of a DNA based product (vaccine).

Oral Delivery of Human and Veterinary Vaccines

   According to a Frost & Sullivan market research report on human vaccines, the worldwide vaccine market is projected to reach $6 billion in 2000. There is also a large and growing veterinary vaccine market.

   In order to participate in this attractive and large market with a new delivery alternative, Endorex partnered with Elan in 1998 and established a joint venture, InnoVaccines, for the research, development and commercialization of oral and mucosal vaccines. In forming this joint venture, Elan purchased equity securities of Endorex (common and preferred stock, as well as warrants) for aggregate investments of $10 million. InnoVaccines combines novel existing and future delivery systems from both companies for the development of human vaccines.

   The joint venture has evaluated the Orasome system in animal models for its potential to deliver a variety of vaccines, including tetanus, orally and by nasal administration. Additionally, the company has demonstrated successful encapsulation of a vaccine adjuvant in combination with the vaccine antigen. No toxicological side effects have been seen in animal studies with orasomes. During 2000, InnoVaccines plans to scale up the Orasome technology in preparation for a clinical trial of its lead clinical candidate, an oral tetanus vaccine. Additionally, the joint venture plans to evaluate the feasibility and efficacy of an oral hepatitis B vaccine and an oral flu vaccine in animal models.

   The Orasome technology for delivery of drugs and vaccines is the subject of two MIT U.S. patents which have issued and four pending patents: one from MIT and three filed by Endorex. In addition, the joint venture further extended its fundamental oral vaccine intellectual property by acquiring an exclusive worldwide license to the Southern Research Institute and University of Alabama-Birmingham's portfolio of patents on oral microsphere delivery for vaccines in 1999. This patent portfolio consists of six issued U.S. patents and more than 40 related issued patents in Europe and in many countries throughout the world.

Endorex/Elan MEDIPAD Drug Delivery System Joint Venture for Iron Chelators

   In October 1998, Endorex announced that it had established a second joint venture with Elan whose purpose was the exclusive research, development and commercialization of the MEDIPAD drug delivery system to deliver iron chelators for the treatment of iron overload disorders. The most common cause of this health problem is a type of genetic blood disorder. These diseases include Cooley's anemia (beta-thalassemia) and sickle cell anemia.

   MEDIPAD is Elan's unique microinfusion pump designed for the subcutaneous delivery of selected drugs that require continuous infusion via pump. Each MEDIPAD is a low cost, disposable drug delivery device with an adhesive backing. Its light weight enables it to be worn in a manner similar to a transdermal patch. MEDIPAD is expected to replace conventional infusion pumps that are expensive and cumbersome for the patient. Conventional pumps appear to impede patient compliance. We believe MEDIPAD will improve patient compliance.

   In February 2000, Endorex announced that the MEDIPAD iron chelator joint venture has entered into an exclusive worldwide license, development, and supply agreement with Schein Pharmaceutical, Inc. to develop and commercialize iron chelating products using the MEDIPAD drug delivery system. Schein Pharmaceutical will market this product in the United States.

Oncology Program

   On March 1, 2000, we announced that in spite of several active phase I and II trials with our two oncology drugs, POH and ImmTher(R), Endorex has decided to divest the oncology business in favor of focusing on the rapid expansion and promise of our drug delivery business. Further development of the oncology business would require a substantial step-up in investment in product development and human resources at a time when we are facing a similar requirement in our drug delivery business that has already attracted initial partners. Oncology has been our focus for many years. However, to be a serious participant in this highly competitive arena would require a significant restructuring of our business and significantly higher financial resources. We have already begun to pursue several alternatives for terminating our role in this business early in 2000.

   Endorex's oncology program consists of two areas of cancer therapy: immunotherapy and natural chemotherapy.

Immunotherapy Program

   Endorex's immunomodulator, ImmTher(R), works by activating macrophages, cells that specifically recognize and destroy cancer cells. ImmTher(R) is currently being evaluated in a randomized phase II (efficacy) trial as an adjunct therapy, following surgery and chemotherapy, for the treatment of bone cancer in children and young adults. The initial therapy for this type of cancer is often surgery (including limb amputation). However, residual cancer cells remaining after surgery metastasize to the liver or lungs and patients rarely survive more than a few years. ImmTher(R) is being tested for its usefulness in treating micrometastases with a goal of increasing the life of these children and young adults. The trial is being conducted at the two leading cancer centers in the U.S., Memorial Sloan Kettering in New York and M.D. Anderson Cancer Center in Houston. Endorex has received Orphan Drug designation for ImmTher(R) by the FDA for two types of bone cancer, Ewings sarcoma and osteogenic sarcoma.

Natural Chemotherapy

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

   Wisconsin Genetics, Inc. ("WGI"), a majority-owned Endorex subsidiary, was founded to develop new therapies for the prevention and treatment of cancer. Patents covering the use of POH in the treatment of cancer have been licensed for development by WGI from Wisconsin Alumni Research Foundation ("WARF"). WARF, a non-profit organization, is the office designated to receive and license new discoveries made by the University of Wisconsin-Madison researchers.

   In June 1999, WGI completed development of a new oral formulation of POH and filed an Investigational New Drug ("IND") application. The new formulation significantly reduces the number of pills a patient needs to take daily and should enhance overall patient compliance during the treatment. In September 1999, we commenced the first Endorex-sponsored POH trial of the new formulation, a phase I (safety) human clinical trial commenced at the University of Wisconsin-Madison Comprehensive Cancer Center. The National Cancer Institute ("NCI") continues to sponsor phase II clinical trials in breast, prostate and pancreatic cancer. During 1999, two phase II NCI-sponsored trials for ovarian and colorectal cancer were closed due to lack of objective response. All of the NCI-sponsored phase II trials use the initial formulation of POH developed by the NCI. Additional phase II clinical trials with POH in other types of cancer, such as brain cancer and different types of leukemia, are being considered.

Government Regulation

   Prior to marketing, each of our products must undergo an extensive regulatory approval process conducted by the FDA and applicable agencies in other countries. Testing, manufacturing, commercialization, advertising, promotion, export and marketing, among other things, of our proposed products are subject to extensive regulation by government authorities in the United States and other countries. All products must go through a series of tests, including advanced human clinical trials, which the FDA is allowed to suspend as it deems necessary.

Patents and Other Proprietary Rights

   We rely on patent rights, trade secrets and nondisclosure agreements to establish and protect our proprietary rights to our technologies. Despite these precautions, it may be possible for unauthorized third parties to utilize our technology or to obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect our proprietary rights in processes and products to the same extent as the laws of the United States.

   Endorex currently has the following patent portfolio in the United States:
(1) Endorex has three issued patents, (2) Orasomal has two patents issued, (3) InnoVaccines has licensed a series of patents from Southern Research Institute, 6 of which have issued in the U.S., and (4) WGI has licensed the rights to three patents issued to WARF. In addition, we have more than 50 foreign issued patents, as well as several foreign patent applications pending.

Research and Development Expense

   Research and development expenditures were approximately $2.0 million for the year ended December 31, 1999 and the year ended December 31, 1998.

Employees

   As of March 1, 2000 we had fifteen full-time employees, including 5 Ph.D.s, and 4 masters-level employees.

   Endorex has recruited seasoned managers with considerable experience in the pharmaceutical industry and utilizes a Scientific Advisory Board, certain members of which are prominent researchers and academics in their fields. Michael Rosen, the company's President/CEO, joined Endorex in 1996. Prior to joining Endorex, Mr. Rosen held senior executive positions at Monsanto, Pfizer and Bristol-Myers Squibb. Robert Brey, Ph.D., Vice President of Research and Development, has prior experience with American Home Products' vaccine division. David Franckowiak, Chief Financial Officer, spent eleven years with PricewaterhouseCoopers LLP prior to joining Endorex in 1997. Frank C. Reid joined Endorex in February 2000 as Vice President of Finance and Corporate Development. He has extensive experience in banking and management consulting, including nineteen years with Bank of America/Continental Bank in senior executive positions.

   Endorex's board of directors includes CEO's and senior management of other publicly traded biotechnology companies with extensive pharmaceutical company expertise, and a member of Elan's senior management team.

   Endorex has assembled an expert Scientific Advisory Board for its Orasome technology. Drug Delivery Advisory Board Co-Chairman, Dr. Robert Langer, recognized as a leading expert on drug delivery technology, is a member of three National Academies (Sciences, Medicine and Engineering), holds 265 patents and has authored over 500 articles. Dr. Langer is a Professor of Biomedical and Chemical Engineering and is co-inventor of the Orasome technology. Advisory Board Co-Chairman, Dr. Henry Brem, is a Professor of Neurology, Ophthalmology and Oncology at Johns Hopkins University. Drs. Langer and Brem have significant continued involvement with Endorex as advisors, consultants and shareholders.

                                 RISK FACTORS

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued.

   We will require additional funding to sustain our research and development efforts, provide for future clinical trials, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products. We cannot be certain whether we will be able to obtain required additional funding on terms satisfactory to us, if at all. In addition, we have expended, and will continue to expend, substantial funds on the development of our product candidates and for clinical trials. We currently have commitments to expend additional funds for the development of the Orasome oral delivery system, the MEDIPAD infusion pump, license contracts, severance arrangements, employment agreements, and consulting agreements. If we are unable to raise additional funds when necessary, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates or enter into financing arrangements on terms that we would not otherwise accept.

We have had significant losses and anticipate future losses.

   We are a development stage company, have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur significant additional operating losses in the future and expect cumulative losses to substantially increase due to expanded research and development efforts, preclinical studies and clinical trials. All of our products are currently in development, preclinical studies or clinical trials, and we have not generated significant revenues from product sales. We do not expect to generate significant product revenues in the next year. There can be no guarantee that we will ever generate product revenues sufficient to become profitable or to sustain profitability.

We are dependent on our joint ventures with Elan Corporation and any future joint ventures.

   Our strategy for research, development and commercialization of certain of our products is to rely on arrangements with corporate partners. As a result, our products are dependent upon the success of third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing and marketing. In connection with our two joint ventures with Elan, we are obligated to fund research and development activities in proportion to our ownership interest in each joint venture, currently 80.1% of each joint venture, based on the research and development plan and budget that we mutually agree upon with Elan. If we do not have sufficient resources to meet our funding obligations under the two Elan joint ventures, we may have to terminate the venture prior to commercialization or renegotiate the terms of the joint venture with Elan, or our interest in the venture may be diluted. We intend to pursue additional collaborations in the future, however, the terms available may not be acceptable to us and the collaborations may not be successful. In addition, the amount and timing of resources that our collaborators devote to these activities are not within our control.

Problems in product development may cause our cash depletion rate to increase.

   We have limited experience with clinical trials and if we encounter unexpected difficulties with our operations or clinical trials, we may have to expend additional funds, which would increase our cash depletion rate. Our ability to manage expenses and our cash depletion rate are keys to the continued development of product candidates and the completion of ongoing clinical trials. Our cash depletion rate will vary substantially from quarter to quarter as we fund non-recurring items associated with clinical trials, product development, patent legal fees and consulting fees.

Our product development and commercialization efforts may not be successful.

   Our product candidates, which have not received regulatory approval, are generally in the early stages of development. If the initial results from any of the clinical trials are poor, those results will adversely effect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our oral delivery technology. In addition, product candidates resulting from our research and development efforts, if any, are not expected to be available commercially for several years, if at all. Our products, if approved, may not be immediately used by doctors unfamiliar with our product's application in the treatment of cancer. As with any new drug, doctors may be inclined to continue to treat patients with conventional therapies, in most cases chemotherapy, rather than new alternative therapies. We or our marketing partner may be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding and acceptance of our products. Any such effort may be time consuming and might not be successful. Accordingly, we cannot guarantee that our product development efforts, including clinical trials, or commercialization efforts will be successful or that any of our products, if approved, can be successfully marketed.

Our technology and products may prove ineffective or harmful, or be too expensive to market successfully.

   Our future success is significantly dependent on our ability to develop and test workable products for which we will seek approval from the FDA to market to certain defined patient groups. The products we are currently developing will require significant additional laboratory and clinical testing and investment for the foreseeable future. Although we are optimistic that we will be able to complete development of one or more products, our proposed products may not prove to be effective in clinical trials or they may cause harmful side effects during clinical trials. In addition, our product candidates, if approved, may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality. Any of these factors could negatively affect our financial position and results of operations.

Our dependence on a limited number of suppliers may negatively impact our ability to complete clinical trials and market our products.

   Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a commercial supplier. We cannot guarantee that these suppliers will be able to qualify their facilities under regulations imposed by the FDA or that they will be able to label and supply us with drugs in a timely manner, if at all. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any third-party service provider or supplier could negatively impact our ability to complete clinical trials and to market our products, if approved.

We do not have a sales force to market our products.

   If and when we receive approval from the FDA for our initial product candidates, the marketing of these products will be contingent upon our ability to either license these products or enter into marketing agreements with partner companies or our ability to recruit, develop, train and deploy our own sales force. We currently intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. However, we presently have no agreements for the licensing or marketing of our product candidates, and we cannot assure you that we will be able to enter into any such agreements in a timely manner or on commercially favorable terms, if at all. Additionally, we do not presently have a sales force, or possess the resources or experience necessary to market any of our product candidates, if and when they are approved. Development of an effective sales force requires significant financial resources, time and expertise. We cannot assure you that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for our product candidates, if and when they are approved.

We maintain only limited product liability insurance and may be exposed to claims if our insurance coverage is insufficient.

   The manufacture and sale of our products involves an inherent risk of product liability claims. We currently have product liability insurance with limits of liability of $10 million. Because product liability insurance is expensive and difficult to obtain, we cannot assure you that we will be able to maintain existing insurance or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Our inability to obtain sufficient insurance coverage on acceptable terms or to otherwise protect against potential product liability claims in excess of our insurance coverage, if any, could negatively impact our financial position and results of operations.

We may not be able to compete with our competitors in the biotechnology industry.

   The biotechnology industry is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements. Virtually all of our existing competitors have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and conducting clinical trials. Our competitors in the vaccine delivery field include Aviron, which is developing a nasal flu vaccine that is in phase III, BioVector, which is in phase II trials with an intranasal flu vaccine and another major vaccine, specialized biotechnology firms, universities, and governmental agencies. Our competitors in the liposomal formulation field include The Liposome Company, NexStar and Sequus. Our competitors in the field of the oral delivery of drugs include Emisphere, which has recently started Phase III trials for oral heparin and phase I trials with oral calcitonin, and is in preclinical development with oral hormones; Unigene, which has an oral calcitonin product in phase I; and Protein Delivery which has an oral insulin in early clinical trials in Europe and the U.S. In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products which are comparable or superior to our technologies and products. Accordingly, we cannot assure you that we will be able to compete successfully with our existing and future competitors or that competition will not negatively affect our financial position or results of operations in the future.

We may not be successful if we are unable to obtain and maintain patents and licenses to patents.

   Our success depends, in large part, on our ability to obtain and maintain a proprietary position in our products through patents, trade secrets and orphan drug designations. We have been granted several United States patents and have submitted several United States patent applications and numerous corresponding foreign patent applications, and have also obtained licenses to patents or patent applications owned by other entities. However, we cannot assure you that any of these patent applications will be granted or that our patent licensors will not terminate any of our patent licenses. We also cannot guarantee that any issued patents will provide competitive advantages for our products or that any issued patents will not be successfully challenged or circumvented by our competitors. Further, the laws of certain countries may not protect our proprietary rights to the same extent as U.S. law. We are dependent upon our license of oral delivery technology from MIT, and licenses from Elan in connection with our two joint ventures with Elan. We cannot assure you that the technology underlying such licenses will be profitable, or that we will be able to retain licenses for such technologies or that we will obtain patent protection outside the United States. To the extent that we rely on trade secret protection and confidentiality agreements to protect our technology, others may develop similar technology, or otherwise obtain access to our findings or research materials embodying those findings. The application of patent law to the field of biotechnology is relatively new and has resulted in considerable litigation. There is a substantial risk in the rapidly developing biotechnology industry that patents and other intellectual property rights held by us could be infringed by others or that products developed by us or their method of manufacture could be covered by patents owned by other companies. Although we believe that our patents and our licensors' patents do not infringe on any third party's patents, we cannot be certain that we can avoid litigation involving such patents or other proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we may not have the necessary financial resources to defend or prosecute our rights in connection with any litigation. Responding to, defending or bringing claims related to patents and other intellectual property rights may require our management to redirect our human and monetary resources to address these claims and may take years to resolve.

Our product development and commercialization efforts may be reduced or discontinued due to difficulties or delays in clinical trials.

   We may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties, during the product development, approval and commercialization process. Our product candidates may take longer than anticipated to progress through clinical trials. In addition, patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials and causing increased costs. If we experience any such difficulties or delays, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates.

Our product development and commercialization efforts may be reduced or discontinued due to delays or failure in obtaining regulatory approvals.

   We will need to do substantial additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates. Testing, manufacturing, commercialization, advertising, promotion, export and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources and we cannot guarantee that any approval will be granted on a timely basis, if at all. At least initially, we intend, to the extent possible, to rely on licensees to obtain regulatory approval for marketing our products. The failure by us or our licensees to adequately demonstrate the safety and efficacy of any of our product candidates under development could delay, limit or prevent regulatory approval of the product, which may require us to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the United States Food & Drug Administration may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Also, even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we may not be able to obtain all necessary governmental clearances and approvals to market our products.

Our products, if approved, may not be commercially viable due to health care changes and third-party reimbursement limitations.

   Recent initiatives to reduce the federal deficit and to change health care delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, price controls on pharmaceuticals, and other fundamental changes to the health care delivery system. Any such changes could negatively impact the commercial viability of our products, if approved. Our ability to successfully commercialize our product candidates, if and when they are approved, will depend in part on the extent to which appropriate reimbursement codes and authorized cost reimbursement levels of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations. In the absence of national Medicare coverage determination, local contractors that administer the Medicare program, within certain guidelines, can make their own coverage decisions. Accordingly, there can be no assurance that any of our product candidates, if approved and when commercially available, will be included within the then current Medicare coverage determination or the coverage determination of state Medicaid programs, private insurance companies and other health care providers. In addition, third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care and the growth of health maintenance organizations in the United States may all result in lower prices for our products, if approved and when commercially available, than we currently expect. The cost containment measures that health care payers and providers are instituting and the effect of any health care changes could negatively affect our financial performance, if and when one or more of our products are approved and available for commercial use.

Our operations and financial performance could be negatively affected if we cannot attract and retain key personnel.

   Our success is dependent, in part, upon a limited number of key executive officers and technical personnel, including Michael S. Rosen, our President and Chief Executive Officer, David G. Franckowiak, our Chief Financial Officer, Dr. Robert N. Brey, our Vice President of Research and Development, and Frank C. Reid, our Vice President of Finance and Corporate Development. We also believe that our future success will depend largely upon our ability to attract and retain highly skilled research and development and technical personnel. We face intense competition in our recruiting activities, including competition from larger companies with greater resources. We cannot assure you that we will be successful in attracting or retaining skilled personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our operations and financial performance.

Our stock price is highly volatile and our common stock is thinly traded.

   The market price of our common stock, like that of many other development-stage public pharmaceutical and biotechnology companies, has been highly volatile and may continue to be so in the future. Factors such as disclosure of results of preclinical and clinical testing, adverse reactions to products, governmental regulation and approvals, and general market conditions may have a significant effect on the market price of the common stock and our other equity securities. Since it commenced trading on the American Stock Exchange on August 6, 1998, our common stock has been thinly traded. We cannot guarantee that a more active trading market will develop in the future.

Investors may suffer substantial dilution.

   Endorex has a number of agreements or obligations that may result in dilution to investors. These include:

  . warrants to purchase 2,162,162 shares of common stock at $2.54375 per share, subject to adjustment, issued in connection with the October 1997 Private Placement;

  . warrants for the purchase of 230,770 shares of common stock at $10.00 per share held by Elan;

  . warrants to purchase 66,668 shares of common stock at $2.54375 per share, subject to adjustment, held by the Aries Master Fund and the Aries Domestic Fund, L.P.;

  . conversion rights and dividend rights of preferred stock held by Elan, consisting of 92,973 shares of Series B Convertible Preferred Stock ($8.0 million original liquidation value) bearing an 8% cumulative payment-in-kind dividend and convertible at liquidation value into common stock at $7.50 per share, subject to adjustment, and 91,218 shares of Series C Exchangeable Convertible Preferred Stock ($8.4 million original liquidation value) bearing a 7% cumulative payment-in-kind dividend and which is exchangeable for part of Endorex's interest in the second joint venture or convertible at liquidation value into common stock at $9.00 per share;

  . options to purchase approximately 1.6 million shares of common stock outstanding to participants in our stock option plan with a weighted average exercise price of approximately $3.00;

  . anti-dilution rights under the above warrants and preferred, which can permit purchase of additional shares and/or at lower prices under certain circumstances. To the extent that anti-dilution rights are triggered, or warrants or conversion rights are exercised, our stockholders will experience substantial dilution and the Company's stock price may decrease.

Future sales of common stock by our existing stockholders could adversely affect our stock price.

   The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have not paid cash dividends.

   We have never paid cash dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business.

We have certain interlocking relationships that may present potential conflicts of interest.

   Lindsay A. Rosenwald, M.D., is the Chairman and sole stockholder of Paramount Capital Asset Management, Inc. ("PCAM"), Paramount Capital, Inc. ("Paramount"), and Paramount Capital Investment LLC ("PCI"), a merchant banking and venture capital firm specializing in biotechnology companies. PCAM is the investment manager of The Aries Master Fund, a Cayman Island exempted company, and the general partner of each of the Aries Domestic Fund, L.P. and the Aries Domestic Fund II, L.P., each of which is a significant stockholder of Endorex. In addition, certain officers, employees and/or associates of Paramount and/or its affiliates own securities in subsidiaries of Endorex. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between Endorex and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us. We do not expect and you should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to us. In addition, certain of the current officers and directors of Endorex or any officers or directors of the company hereafter appointed may from time to time serve as officers, directors or consultants of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with us.

Certain directors and stockholders have significant influence.

   Our directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of directors and most other stockholder actions. In particular, pursuant to a placement agency agreement, so long as 50% of the shares sold in our October 1997 private placement remain outstanding and subject to contractual rights described in the subscription agreement, we may not do any of the following without the placement agent's prior approval:

  . issue or increase the authorized amount or alter the terms of any securities of the Company senior to, or on parity with, the private placement shares with respect to voting, liquidation or dividends,

  . alter the Company's charter documents in any manner that would adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the private placement shares or of certain contractual rights described in the subscription agreements,

  .  incur indebtedness in excess of $1.0 million,

  .  incorporate or acquire any subsidiaries, and

  .  enter any transactions with affiliates of the Company.

   In addition, our Board of Directors cannot exceed seven persons without the prior written consent of the placement agent. These arrangements may discourage or prevent any proposed takeover of Endorex, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

Item 2. Facilities.

   Endorex's executive offices and research and development center are located in a leased facility of approximately 7,500 square feet in Lake Forest, Illinois, near Chicago. The lease expires on December 31, 2003. We believe that our current leased facilities are sufficient to meet our needs for the foreseeable future and that suitable additional space will be available if and as needed.

Item 3. Legal Proceedings.

   The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   As of August 6, 1998, our common stock started trading on the American Stock Exchange under the symbol "DOR." Prior to that, quotations for Endorex's common stock appeared on the "pink sheets" published by the National Quotations Bureau, Inc. and on the "Bulletin Board" of the National Association of Securities Dealers, Inc. The following table sets forth the high and low bid quotations, as provided by the National Quotation Bureau, Inc., for our common stock during the period January 1, 1998 through August 5, 1998. The table sets forth the high and low closing prices, as provided by the American Stock Exchange, for the period from August 6, 1998 through March 1, 2000. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.

                                                                     High   Low
                                                                     ----- -----
      1998
        1st Quarter................................................. $9.00 $5.38
        2nd Quarter................................................. $6.25 $2.88
        3rd Quarter................................................. $4.88 $2.13
        4th Quarter................................................. $2.63 $1.88
      1999
        1st Quarter................................................. $2.69 $1.50
        2nd Quarter................................................. $2.23 $1.50
        3rd Quarter................................................. $2.25 $1.50
        4th Quarter................................................. $2.94 $1.38
      2000
        1st Quarter................................................. $9.00 $2.69

   As of December 31, 1999, we had approximately 1,100 stockholders of record. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

   In connection with a senior line of credit agreement entered into by Endorex with two of our major stockholders, Aries Domestic Fund, L.P. and The Aries Fund, on May 19, 1997, we granted warrants to purchase an aggregate of 66,668 shares of common stock at an initial exercise price equal to the offering price of Endorex's Private Placement (as defined below), subject to adjustment under certain circumstances. The warrants are exercisable until May 19, 2002.

   Pursuant to a private placement (the "Private Placement") of common stock, we issued and sold an aggregate of 8,648,718 shares of common stock to accredited investors on July 16, October 10 and October 16, 1997, in consideration of an aggregate amount of $20,000,000. Our net proceeds, after deducting commissions and expenses of Paramount Capital, Inc., which acted as the placement agent for the Private Placement (the "Placement Agent"), were $17,400,000.

   In connection with the Private Placement, we issued and sold to the Placement Agent and/or its designees, warrants (the "Placement Warrants") to purchase up to an aggregate of 864,865 shares of common stock. In connection with the execution of a financial advisory agreement, dated October 16, 1997, between Endorex and the Placement Agent, we issued and sold to the Placement Agent warrants (the "Advisory Warrants") to purchase up to an aggregate of 1,297,297 shares of common stock. The Placement Warrants and the Advisory Warrants are exercisable until April 16, 2003, at an exercise price of $2.54375 per share, subject to adjustment under certain circumstances.

   On January 21, 1998, Endorex formed a joint venture, InnoVaccines Corporation, with Elan. In connection with the agreement, we issued and sold to Elan International Services, Ltd. ("EIS"), 307,692 shares of Endorex common stock and warrants to purchase an aggregate of 230,770 shares of common stock in consideration of an aggregate amount of $2.0 million. The warrants are exercisable until January 20, 2007, at an exercise price of $10.00 per share. In addition, we issued and sold to EIS 80,100 shares of Endorex Series B Convertible Preferred

Stock at a price of $100 per share. The Series B Preferred Stock is voting and pays an 8% annual cumulative in-kind dividend. The shares can be converted to common stock based upon their liquidation value, currently at $7.50 per share, subject to adjustment.

   On October 21, 1998, we formed a second joint venture with Elan, Endorex Newco, Ltd. In connection with the new agreement, Endorex issued and sold to EIS 84,105 shares of Series C Exchangeable Convertible Preferred Stock ("Series C Preferred"), at a price of $100 per share. The Series C Preferred Stock is non-voting and pays a 7% annual cumulative in-kind dividend. The shares can be exchanged for common stock in the joint venture or converted to Endorex common stock at $9.00 per common share.

Item 6. Management's Discussion and Analysis or Plan of Operations.

   The following "Discussion and Analysis" provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and notes thereto. This report contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from any forward-looking statements, including those set forth in "Risk Factors" on this Annual Report Form 10-KSB.

Material Changes in Results of Operations

   Net loss for the twelve months ended December 31, 1999 of $7.5 million decreased approximately $14.3 million as compared to the $21.8 million loss recorded for the twelve months ended December 30, 1998. Reduction in equity losses from Endorex's two joint ventures with Elan accounted for substantially all of the reduction in consolidated net loss from 1998 to 1999. For 1999, equity losses from joint ventures were $2.9 million as compared with $17.1 million for 1998. The 1998 equity losses include our 80.1% share of the aggregate $20.0 million license fees paid by the joint ventures to Elan to acquire two technologies: 1) an oral delivery technology for vaccines, and 2) a medical device called MEDIPAD for delivery of certain drugs for treatment of life-threatening diseases.

   Research and development expenditures for the year ended December 31, 1999 were $2.0 million, approximately the same as compared to the year ended December 31, 1998. The increased effort devoted to the InnoVaccines joint venture versus other Endorex activities offset the reduction related to expenses we incurred in 1998 to transfer the laboratory facilities and scientific personnel to Lake Forest, IL from Fargo, ND.

   Excluding the impact of the license fees paid to Elan in 1998, equity in losses from joint ventures increased $1.8 million or 166% from 1998 to 1999. Elan and Endorex each funded research and development related to InnoVaccines equally from the inception of the joint venture through March 31, 1999, in accordance with the agreement between Elan and Endorex. As of April 1, 1999, Endorex and Elan fund future joint venture expenditures in proportion to our respective ownership levels, therefore Endorex includes 80.1% of the joint ventures results. The current year equity loss also includes $0.4 million for Endorex's portion of InnoVaccines' acquisition of an exclusive worldwide license and intellectual property for proprietary oral microsphere delivery technology for human and veterinary vaccines. The license encompasses a portfolio of over 50 patents acquired from Vaxcel, Inc., which was the previous exclusive licensee for this technology from the Southern Research Institute and the University of Alabama-Birmingham Research Foundation. The current year equity loss includes $400,500 reflecting Endorex's 80.1% share of losses relating to the second joint venture.

   General and administrative expenses for the year ended December 31, 1999 decreased $0.5 million, or 13%, to $3.0 million as compared to $3.5 million for the year ended December 31, 1998. The decrease was mainly due to a $0.3 million reduction in amortization of fair value of warrants issued in connection with the financial advisory agreement with Paramount Capital, Inc. The warrants, which were amortized over a two-year period, were fully amortized by the end of the third quarter of 1999. Excluding this amortization, legal expenses decreased approximately $160,000 as compared to 1998. During 1998, we had additional legal expenses related to the initiation of Endorex's listing on the American Stock Exchange, effective August 6, 1998 under our new symbol DOR, joint venture activity, and private placement activities.

   Interest income for the year ended December 31, 1999 decreased approximately $0.3 million as compared to the year ended December 31, 1998 due to a depletion of cash and marketable securities utilized in research and development activities. Endorex is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

Plan of Operation and Financial Condition

   Endorex continues to progress preclinical development of the Orasome delivery system for the oral delivery of vaccines and drugs. Development includes ongoing work with Elan and several major medical and academic institutions for vaccines and key hormones such as insulin and human growth hormone. A new patent for this technology was issued in February 2000. During 2000, we anticipate that InnoVaccines will begin to scale up an oral tetanus vaccine to take into human clinical trials. Additionally the joint venture will develop prototype oral hepatitis B and flu vaccines and evaluate them in animal models during 2000. Such new vaccines have been made possible by InnoVaccines's advances in delivery technology that include safe and effective adjuvants and site specific targeting. "Targeting" vaccines to the correct sites in the gastrointestinal tract or the nasal passage gets the antigen to the right place; otherwise, antigens are lost and are ineffective. Adjuvants boost the overall immune response to the antigen, creating a higher level of immunization. This element is critical in persons with diminished immune systems, such as the elderly, where many vaccines are much less effective. InnoVaccines combines novel existing and future delivery systems of the two companies for the development of human vaccines, a $6 billion market that is projected to increase to $10 billion by 2003, as well as for the growing veterinary vaccine market.

   During 1999 collaborative development efforts began for our second joint venture with Elan, Endorex Newco, Ltd., established for the commercialization, research and development of two iron chelator drugs using the MEDIPAD technology. The MEDIPAD system is a small, disposable drug delivery system, which combines a microinfusion pump with the convenience of patch technology. We expect to initiate clinical trials during 2000 with MEDIPAD in one iron chelator drug through the joint venture, and our recently announced agreement with Schein Pharmaceutical, Inc.

   Endorex recently signed a research and option agreement with Novo Nordisk A/S (a major pharmaceutical company with a significant share of the estimated $1.7 billion global market for hGH), to evaluate the commercial attractiveness of Novo's brand of hGH delivered orally, Norditropin(R). They plan to evaluate the Orasome system in several animal models. Novo Nordisk has taken an exclusive option to license the Orasome technology for Norditropin(R).

   During 2000, Endorex will also evaluate the Orasome system for oral delivery of a DNA vaccine.

   On March 1, 2000, we announced that in spite of several active phase I and II trials with our two oncology drugs, POH and ImmTher(R), Endorex has decided to divest the oncology business in favor of focusing on the rapid expansion and promise of our drug delivery business. Further development of the oncology business would require a substantial step-up in investment in product development and human resources at a time when we are facing a similar requirement in our drug delivery business that has already attracted initial partners. Oncology has been our focus for many years. However, to be a serious participant in this highly competitive arena would require a significant restructuring of our business and significantly higher financial resources. We have already begun to pursue several alternatives for terminating our role in this business early in 2000.

   On December 31, 1999 and December 31, 1998, we had cash, cash equivalents, and marketable securities of $8.5 million and $13.2 million, respectively, and working capital of $6.9 million and $12.6 million, respectively, exclusive of deferred costs. Our current level of activities requires the expenditure of approximately $400,000 per month, including costs associated with the joint ventures. We believe that our current cash resources will be sufficient to support currently planned operations for the next two years. However, we intend, from time to time in the future, to seek to expand our research and development activities into other technologies and/or products that we either may license from other persons or develop. Any such activities may require the expenditure of funds not presently available. We also may seek to obtain funds from possible future public or private sales of our securities or other sources. See "Risk Factors--If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued."

Item 7. Financial Statements.

   Pursuant to Exchange Act Rule 12b-23, the financial statements set forth on pages F-1, et seq. attached hereto are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(A) of the Exchange Act.

   The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1999.

Item 10. Executive Compensation.

   The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1999.

Item 12. Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the Commission prior to 120 days after December 31, 1999.

Item 13. Exhibits and Reports on Form 8-K.

   (a) The following financial statements are filed as part of this report:

     Financial Statements.

       (1) Balance Sheet as of December 31, 1999.

       (2) Statements of Operations for the periods ended December 31, 1999 and 1998 and cumulative from February 15, 1985 (date of inception) to December 31, 1999.

       (3) Statements of Cash Flows for the periods ended December 31, 1999 and 1998 and cumulative from February 15, 1985 (date of inception) to December 31, 1999.

       (4) Statements of Stockholders' Equity for the period from February 15, 1985 (date of inception) to December 31, 1999.

       (5) Notes to Financial Statements.

       (6) Independent Accountants' Report.

   (b) Reports on Form 8-K

   During the fiscal quarter ended December 31, 1999 we did not file any Current Reports on Form 8-K.

   (c) Exhibits:

 3.1 Certificate of Incorporation of Endorex. (1)

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

 3.4 Certificate of Amendment to Certificate of Incorporation filed November
     13, 1990. (3)

 3.5 Certificate of Amendment to Certificate of Incorporation filed May 29,
     1991. (3)

 3.6 Certificate of Amendment to Certificate of Incorporation filed February
     27, 1992. (3)

  3.7   Certificate of Amendment to Certificate of Incorporation filed February
        27, 1992. (3)

  3.8   Certificate of Amendment to Certificate of Incorporation filed June 29,
        1993. (4)

  3.9   Certificate of Amendment to Certificate of Incorporation filed April
        15, 1996. (5)

  3.10  Certificate of Amendment to Certificate of Incorporation filed June 10,
        1997. (8)

  3.11  Certificate of Amendment to Certificate of Incorporation filed December
        9, 1998. (11)

  3.12 Series B Preferred Certificate of Designations, Preferences and Rights filed January 21, 1998. (10)

  3.13 Series C Preferred Certificate of Designations, Preferences and Rights filed October 21, 1998. (10)

  3.14  By-laws of the Company. (1)

  4.1   Specimen Common Stock Certificate. (1)

  4.2   Warrant for the Purchase of 864,865 Shares of Common Stock. (7)

  4.3   Warrant for the Purchase of 1,297,297 Shares of Common Stock. (7)

  4.4   Warrant for the Purchase of 230,770 Shares of Common Stock. (8)

 10.1   Patent License Agreement dated December 16, 1996 between Endorex and
        Massachusetts Institute of Technology. (6)

 10.2   Employment Agreement dated July 25, 1996 between Endorex and Michael S.
        Rosen. (4)

 10.3   Employment Agreement dated December 1, 1996 between Endorex and Robert
        N. Brey. (6)

 10.4   Purchase Agreement dated as of June 26, 1996 between Endorex, The Aries
        Fund and The Aries Domestic Fund, L.P. (6)

 10.5   Amended and Restated 1995 Omnibus Incentive Plan. (9)

 10.6 Placement Agency Agreement between Endorex and Paramount Capital, Inc., dated July 1, 1997. (7)

 10.7   Side Letter #1 to Placement Agency Agreement. (7)

 10.8   Form of Subscription Agreement for the purchase of Common Stock. (7)

 10.9   Lease dated December 19, 1997 between Endorex and Howard M. Ruskin. (8)

 10.12+ Joint Development and Operating Agreement, dated as of January 21,
        1998, between Endorex, Elan Corporation, plc, Orasomal Technologies,
        Inc. and Endorex Vaccine Delivery Technologies, Inc. (8)

 10.13  Securities Purchase Agreement, dated as of January 21, 1998, between
        Endorex and Elan International Services, Ltd. (8)

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

 10.17  Securities Purchase Agreement, dated as of October 21, 1998, between
        Endorex and Elan International Services, Ltd. (10)

 10.18  Registration Rights Agreement, dated as of October 21, 1998, between
        Endorex and Elan International Services, Ltd. (10)

 10.19+ License Agreement, dated as of October 21, 1998, between Endorex, Elan
        Corporation, plc, Endorex Newco. Ltd., and Elan Medical Technologies
        Ltd. (10)

 10.20+ Joint Development and Operating Agreement, dated as of October 21,
        1998, between Endorex, Elan Corporation, plc, Elan International
        Services, Ltd. and Endorex Newco, Ltd. (10)

 10.21* Development License and Supply Agreement, dated February 2, 2000, between Endorex Newco, Ltd. and Schein Pharmaceutical (Bermuda), Ltd.

 10.22 Employment Agreement, dated February 8, 2000, between Endorex
       Corporation and Frank C. Reid.

 10.23 Letter Agreement, dated March 13, 2000, between Endorex Corporation and
       David Franckowiak.

 21    Subsidiaries of Endorex.

 23.1 Consent of PricewaterhouseCoopers LLP, independent certified public accountants.

 27    Financial Data Schedule.

--------
+ Endorex applied for Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
* Endorex has applied for Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
 (1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-13492).
 (2) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1989.
 (3) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
 (4) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996.
 (5) Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996.
 (6) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1996.
 (7) Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.
 (8) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the period ended December 31, 1997.
 (9) Incorporated by reference to our Registration Statement on Form S-8 dated September 23, 1998.
(10) Incorporated by reference to our Quarterly Report on Form 10-QSB, for the fiscal quarter ended September 30, 1998.
(11) Incorporated by reference to our Registration Statement on Form 10-KSB, for the period ended December 31, 1998.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                                                   December 31,
                                                                       1999
                                                                   ------------
ASSETS
Current Assets:
  Cash and cash equivalents......................................  $  4,995,906
  Marketable securities--available for sale......................     3,547,847
  Prepaid expenses...............................................       102,546
                                                                   ------------
      Total current assets.......................................     8,646,299
Leasehold improvements and equipment, net of accumulated
 amortization of $649,092........................................       448,951
Patent issuance costs, net of accumulated amortization of $5,088.       176,875
                                                                   ------------
Total Assets.....................................................  $  9,272,125
                                                                   ============
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND
 STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses..........................  $    496,889
  Accrued compensation...........................................       184,508
  Due to joint ventures..........................................       942,333
  Current portion of line of credit..............................       110,342
                                                                   ------------
      Total current liabilities..................................     1,734,072
Long-term portion of line of credit..............................       281,899
                                                                   ------------
Total Liabilities................................................     2,015,971
Series C exchangeable convertible preferred stock, $.05 par
 value. Authorized 200,000 shares; 91,218 issued and outstanding
 at liquidation value............................................     9,027,012
Stockholders' Deficit:
  Preferred stock, $.05 par value. Authorized 100,000 shares;
   none issued and outstanding
  Series B convertible preferred stock, $.05 par value.
   Authorized 200,000 shares; 92,973 issued and outstanding at
   liquidation value.............................................     9,297,300
  Common stock, $.001 par value. Authorized 50,000,000 shares;
   10,874,295 issued and 10,755,653 outstanding..................        10,878
  Additional paid-in capital.....................................    33,659,131
  Deficit accumulated during the development stage...............   (44,294,417)
                                                                   ------------
                                                                     (1,327,108)
                                                                   ------------
Less: treasury stock, at cost, 118,642 shares....................      (443,750)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIT................................    (1,770,858)
                                                                   ------------
Total Liabilities, Convertible Preferred Stock, And Stockholders'
 Deficit.........................................................  $  9,272,125
                                                                   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Cumulative Period
                                                                 February 15,
                                    Year Ended    Year ended   1985 (Inception)
                                     December    December 31,   to December 31,
                                     31, 1999        1998            1999
                                    -----------  ------------  -----------------
SBIR contract revenue.............  $       --   $        --     $    100,000
Expenses:
  SBIR contract research and
   development....................          --            --           86,168
  Proprietary research and
   development....................    2,028,945     1,977,994      13,876,263
  General and administrative......    3,046,684     3,500,682      10,970,277
                                    -----------  ------------    ------------
Total expenses....................    5,075,629     5,478,676      24,932,708
                                    -----------  ------------    ------------
Loss from operations..............   (5,075,629)   (5,478,676)    (24,832,708)
Equity in losses from joint
 ventures.........................   (2,865,908)  (17,097,975)    (19,963,883)
Other income......................        3,790           --            5,302
Interest income...................      488,582       799,335       2,294,515
Interest expense..................      (51,854)      (15,854)       (261,421)
                                    -----------  ------------    ------------
Loss before income taxes..........   (7,501,019)  (21,793,170)    (42,758,195)
Income taxes......................          --            --              --
                                    -----------  ------------    ------------
Net loss..........................   (7,501,019)  (21,793,170)    (42,758,195)
Preferred stock dividends.........   (1,285,413)     (713,187)     (1,998,600)
                                    -----------  ------------    ------------
Net loss applicable to common
 stockholders.....................  $(8,786,431) $(22,506,357)   $(44,756,795)
                                    ===========  ============    ============
Basic and diluted net loss per
 share applicable to common
 stockholders.....................  $     (0.82) $      (2.09)   $     (17.80)
Basic and diluted weighted average
 common shares outstanding........   10,755,328    10,760,988       2,513,871


   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                            (Deficit)
                                    Preferred              Accumulated   Treasury                                Total
                    Common Stock      Stock     Additional During the      Stock                             Stockholders'
                  ---------------- ------------  Paid-In   Development -------------   Deferred      Note        Equity
                  Shares Par Value Shares Value  Capital      Stage    Shares  Cost  Compensation Receivable   (Deficit)
                  ------ --------- ------ ----- ---------- ----------- ------ ------ ------------ ---------- -------------
Common stock
issued for cash
in February 1985
at $1.50 per
share...........    667    $  1     --    $ --  $      999  $     --    --    $  --    $    --      $  --     $    1,000
Net earnings for
the period from
February 15,
1985 to
January 31,
1996............    --      --      --      --         --       6,512   --       --         --         --          6,512
                  -----    ----     ---   ----- ----------  ---------   ---   ------   --------     ------    ----------
Balance--January
31, 1986........    667       1     --      --         999      6,512   --       --         --         --          7,512
Common stock
issued for cash
in October 1986
at $750.00 per
share...........    666       1     --      --     499,999        --    --       --         --         --        500,000
Excess of fair
market value
over option
Price of
non-qualified
stock option
granted.........    --      --      --      --      13,230        --    --       --         --         --         13,230
Net loss for the
year............    --      --      --      --         --     (34,851)  --       --         --         --        (34,851)
                  -----    ----     ---   ----- ----------  ---------   ---   ------   --------     ------    ----------
Balance--January
31, 1987........  1,333       2     --      --     514,228    (28,339)  --       --         --         --        485,891
Common stock
issued in May
1987 at $750.00
per share for
legal services
performed for
the company.....      7     --      --      --       5,000        --    --       --         --         --          5,000
Net proceeds
from initial
public stock
offering in June
1987 at
$6,000.00 per
share, less
issuance costs..    333     --      --      --   1,627,833        --    --       --         --         --      1,627,833
Non-qualified
stock options
exercised.......     48     --      --      --      33,808        --    --       --     (28,188)       --          5,620
Amortization of
deferred
compensation....    --      --      --      --         --         --    --       --       7,425        --          7,425
Excess of fair
market value
over option
price of
non-qualified
stock options
granted.........    --      --      --      --      75,063        --    --       --         --         --         75,063
Net loss for the
year............    --      --                         --    (627,652)  --       --         --         --       (627,652)
                  -----    ----     ---   ----- ----------  ---------   ---   ------   --------     ------    ----------
Balance--January
1988--forward...  1,721    $  2     --      --  $2,255,932  $(655,991)  --    $  --    $(20,763)    $  --     $1,579,180

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)

                                                                    (Deficit)
                                                                   Accumulated
                    Common Stock    Preferred Stock   Additional    During the   Treasury Stock
                  ----------------- -----------------   Paid-In    Development   -----------------   Deferred      Note
                  Shares  Par Value  Shares   Value     Capital       Stage      Shares    Cost    Compensation Receivable
                  ------  --------- -------- -------- -----------  ------------  -------- -------- ------------ ----------
Balance--January
1988--forward...  1,721     $  2        --        --  $ 2,255,932  $   (655,991)     --   $    --   $ (20,763)    $ --
Non-qualified
stock options
exercised.......     18      --         --        --          256           --       --        --         --        --
Stock warrants
exercised.......      1      --         --        --       12,000           --       --        --         --        --
Common stock
redeemed and
retired.........    (10)     --         --        --         (150)          --       --        --         --        --
Excess of fair
market value
over option
price of
non-qualified
stock options
granted.........    --       --         --        --       36,524           --       --        --         --        --
Amortization of
deferred
compensation....    --       --         --        --          --            --       --        --      19,113       --
Net loss for the
Year............    --       --         --        --          --     (1,092,266)     --        --         --        --
                  -----     ----     ------  -------- -----------  ------------   ------  --------  ---------     -----
Balance--January
31, 1989........  1,730        2        --        --    2,304,562    (1,748,257)     --        --      (1,650)      --
Non-qualified
stock options
exercised.......     71      --         --        --        1,060           --       --        --         --        --
Common stock
redeemed and
retired.........    (12)     --         --        --         (175)          --       --        --         --        --
Excess of fair
market value
over option
price of
non-qualified
stock options
granted.........    --       --         --        --      113,037           --       --        --         --        --
Net proceeds
from secondary
public stock
offering in
April 1989 at
$525.00 per
share, less
issuance cost...  2,174        2        --        --      980,178           --       --        --         --        --
Amortization of
deferred
compensation....    --       --         --        --          --            --       --        --       1,650       --
Net loss for the
year............    --       --         --        --          --     (1,129,477)     --        --         --        --
                  -----     ----     ------  -------- -----------  ------------   ------  --------  ---------     -----
Balance--January
31,1990--
forward.........  3,963     $  4        --   $    --  $ 3,398,662  $ (2,877,734)     --   $    --   $     --      $ --
                      Total
                  Stockholders'
                      Equity
                    (Deficit)
                  -------------
Balance--January
1988--forward...   $ 1,579,180
Non-qualified
stock options
exercised.......           256
Stock warrants
exercised.......        12,000
Common stock
redeemed and
retired.........          (150)
Excess of fair
market value
over option
price of
non-qualified
stock options
granted.........        36,524
Amortization of
deferred
compensation....        19,113
Net loss for the
Year............    (1,092,266)
                  -------------
Balance--January
31, 1989........       554,657
Non-qualified
stock options
exercised.......         1,060
Common stock
redeemed and
retired.........          (175)
Excess of fair
market value
over option
price of
non-qualified
stock options
granted.........       113,037
Net proceeds
from secondary
public stock
offering in
April 1989 at
$525.00 per
share, less
issuance cost...       980,180
Amortization of
deferred
compensation....         1,650
Net loss for the
year............    (1,129,477)
                  -------------
Balance--January
31,1990--
forward.........   $   520,932

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)

                                                                  (Deficit)
                                                                 Accumulated
                    Common Stock    Preferred Stock   Additional  During the   Treasury Stock
                  ----------------- -----------------  Paid-In   Development   -----------------   Deferred      Note
                  Shares  Par Value  Shares   Value    Capital      Stage      Shares    Cost    Compensation Receivable
                  ------- --------- -------- -------- ---------- ------------  -------- -------- ------------ ----------
Balance--January
31, 1990--
forward.........    3,963   $  4        --   $    --  $3,398,662 $ (2,877,734)     --   $    --     $ --       $    --
Common stock
issued for cash
in October 1990
through January
1991 at $9.00
per share.......    5,694      6        --        --      51,244          --       --        --       --            --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.      --     --         --        --      30,635          --       --        --       --            --
Net loss for the
year............      --     --         --        --         --      (854,202)     --        --       --            --
                  -------   ----     ------  -------- ---------- ------------   ------  --------    -----      --------
Balance--January
31, 1991........    9,657     10        --        --   3,480,541   (3,731,936)     --        --       --            --
Common stock
issued for cash
in February 1991
through April
1991 at $9.00
per share.......    2,772      3        --        --      24,947          --       --        --       --            --
Common stock
issued for cash
and services in
November 1991 at
$1.50 per share.   15,333     15        --        --      22,985          --       --        --       --            --
Common stock
issued for cash
and note in
December 1991 at
$0.75 per share.  296,949    297        --        --     200,018          --       --        --       --        (50,315)
Excess of fair
market value
over option
price of non-
qualified stock
options granted.      --     --         --        --      16,570          --       --        --       --            --
Non-qualified
stock options
exercised.......        1    --         --        --           1          --       --        --       --            --
Net loss for the
year............      --     --         --        --         --      (410,149)     --        --       --            --
                  -------   ----     ------  -------- ---------- ------------   ------  --------    -----      --------
Balance--January
31, 1992--
forward.........  324,712   $325        --   $    --  $3,745,062 $ (4,142,085)     --   $    --     $ --       $(50,315)
                      Total
                  Stockholders'
                     Equity
                    (Deficit)
                  -------------
Balance--January
31, 1990--
forward.........    $ 520,932
Common stock
issued for cash
in October 1990
through January
1991 at $9.00
per share.......       51,250
Excess of fair
market value
over option
price of non-
qualified stock
options granted.       30,635
Net loss for the
year............     (854,202)
                  -------------
Balance--January
31, 1991........     (251,385)
Common stock
issued for cash
in February 1991
through April
1991 at $9.00
per share.......       24,950
Common stock
issued for cash
and services in
November 1991 at
$1.50 per share.       23,000
Common stock
issued for cash
and note in
December 1991 at
$0.75 per share.      150,000
Excess of fair
market value
over option
price of non-
qualified stock
options granted.       16,570
Non-qualified
stock options
exercised.......            1
Net loss for the
year............     (410,149)
                  -------------
Balance--January
31, 1992--
forward.........    $(447,013)

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)

                                                                    (Deficit)
                                                                   Accumulated
                    Common Stock    Preferred Stock   Additional   During the    Treasury Stock
                  ----------------- -----------------   Paid-In    Development  ----------------    Deferred      Note
                  Shares  Par Value  Shares   Value     Capital       Stage     Shares   Cost     Compensation Receivable
                  ------- --------- -------- -------- -----------  -----------  ------ ---------  ------------ ----------
Balance--January
31, 1992--
forward.........  324,712   $ 325       --   $    --  $ 3,745,062  $(4,142,085)    --  $     --    $     --     $(50,315)
Payment on note
receivable......      --      --        --        --          --           --      --        --          --       11,300
Net proceeds
from secondary
public stock
offering in
August 1992 at
$112.50 per
share, less
issuance costs..   66,666      66       --        --    6,230,985          --      --        --          --          --
Non-qualified
stock options
exercised.......    2,000       2       --        --           28          --      --        --          --          --
Net loss for the
year............      --      --        --        --          --      (564,173)    --        --          --          --
                  -------   -----    ------  -------- -----------  -----------  ------ ---------   ---------    --------
Balance--January
31, 1993........  393,378     393       --        --    9,976,075   (4,706,258)    --        --          --      (39,015)
Excess of fair
market value
over option
price of non-
qualified stock
options granted.      --      --        --        --      126,000          --      --        --     (126,000)        --
Amortization of
deferred
compensation....      --      --        --        --          --           --      --        --       40,750         --
Non-qualified
stock options
exercised.......       67     --        --        --           57          --      --        --          --          --
Collection of
note receivable.      --      --        --        --          --           --      --        --          --       39,015
Net loss for the
year............      --      --        --        --          --    (1,012,882)    --        --          --          --
                  -------   -----    ------  -------- -----------  -----------  ------ ---------   ---------    --------
Balance--January
31, 1994........  393,445     393       --        --   10,102,132   (5,719,140)    --        --      (85,250)        --
Acquisition of
treasury stock..      --      --        --        --          --           --   41,975  (300,000)        --          --
Forfeiture of
non-qualified
stock options
granted.........      --      --        --        --      (22,402)         --      --        --       22,402         --
Amortization of
deferred
compensation....      --      --        --        --          --           --      --        --       49,348         --
Net loss for the
year............      --      --        --        --          --    (1,349,678)    --        --          --          --
                  -------   -----    ------  -------- -----------  -----------  ------ ---------   ---------    --------
Balance--January
31, 1995--
forward.........  393,445   $ 393       --   $    --  $10,079,730  $(7,068,818) 41,975 $(300,000)  $ (13,500)   $    --
                      Total
                  Stockholders'
                      Equity
                    (Deficit)
                  -------------
Balance--January
31, 1992--
forward.........   $  (447,013)
Payment on note
receivable......        11,300
Net proceeds
from secondary
public stock
offering in
August 1992 at
$112.50 per
share, less
issuance costs..     6,231,051
Non-qualified
stock options
exercised.......            30
Net loss for the
year............      (564,173)
                  -------------
Balance--January
31, 1993........     5,231,195
Excess of fair
market value
over option
price of non-
qualified stock
options granted.           --
Amortization of
deferred
compensation....        40,750
Non-qualified
stock options
exercised.......            57
Collection of
note receivable.        39,015
Net loss for the
year............    (1,012,882)
                  -------------
Balance--January
31, 1994........     4,298,135
Acquisition of
treasury stock..      (300,000)
Forfeiture of
non-qualified
stock options
granted.........           --
Amortization of
deferred
compensation....        49,348
Net loss for the
year............    (1,349,678)
                  -------------
Balance--January
31, 1995--
forward.........   $ 2,697,805

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)

                                                                      (Deficit)
                                                                     Accumulated
                     Common Stock     Preferred Stock   Additional    During the    Treasury Stock
                  ------------------- -----------------   Paid-In    Development   -----------------    Deferred      Note
                   Shares   Par Value  Shares   Value     Capital       Stage      Shares    Cost     Compensation Receivable
                  --------- --------- -------- -------- -----------  ------------  ------- ---------  ------------ ----------
Balance--January
31, 1995--for-
ward............    393,445  $  393       --   $    --  $10,079,730  $ (7,068,818)  41,975 $(300,000)   $(13,500)    $ --
Acquisition of
treasury stock..        --      --        --        --          --            --    76,667  (143,750)        --        --
Forfeiture of
non-qualified
stock options
granted.........        --      --        --        --       (1,379)          --       --        --        1,379       --
Amortization of
deferred compen-
sation..........        --      --        --        --          --            --       --        --       12,121       --
Net loss for the
year............        --      --        --        --          --     (1,187,985)     --        --          --        --
                  ---------  ------    ------  -------- -----------  ------------  ------- ---------    --------     -----
Balance--January
31, 1996........    393,445  $  393       --   $    --  $10,078,351  $ (8,256,803) 118,642 $(443,750)   $    --      $ --
Common stock is-
sued at $0.975
per share.......    333,333     333       --        --      324,667           --       --        --          --        --
Common stock is-
sued at $3.00
per share.......    333,333     333       --        --      999,667           --       --        --          --        --
Non-qualified
stock options
exercised.......    145,283     146       --        --      379,003           --       --        --          --        --
Net loss for the
period..........        --      --        --        --          --     (1,962,877)     --        --          --        --
                  ---------  ------    ------  -------- -----------  ------------  ------- ---------    --------     -----
Balance--Decem-
ber 31, 1996....  1,205,394   1,205       --        --   11,781,688   (10,219,680) 118,642  (443,750)        --        --
Warrents exer-
cised at $1.20
per share.......      1,173       1       --        --        1,407           --       --        --          --        --
Proceeds on ex-
ercise of stock
options.........        --      --        --        --        5,000           --       --        --          --        --
Warrants Issued.        --      --        --        --    5,407,546           --       --        --          --        --
Net proceeds
from private
placement at
$2.3125 per
share, less is-
suance cost.....  8,648,718   8,650       --        --   15,122,943           --       --        --          --        --
Net loss for the
year............        --      --                              --     (3,244,326)     --        --          --        --
                  ---------  ------    ------  -------- -----------  ------------  ------- ---------    --------     -----
Balance--Decem-
ber 31, 1997--
forward.........  9,855,285  $9,856       --   $    --  $32,318,584  $(13,464,006) 118,642 $(443,750)   $    --      $ --
                      Total
                  Stockholders'
                      Equity
                    (Deficit)
                  -------------
Balance--January
31, 1995--for-
ward............   $ 2,697,805
Acquisition of
treasury stock..      (143,750)
Forfeiture of
non-qualified
stock options
granted.........           --
Amortization of
deferred compen-
sation..........        12,121
Net loss for the
year............    (1,187,985)
                  -------------
Balance--January
31, 1996........   $ 1,378,191
Common stock is-
sued at $0.975
per share.......       325,000
Common stock is-
sued at $3.00
per share.......     1,000,000
Non-qualified
stock options
exercised.......       379,149
Net loss for the
period..........    (1,962,877)
                  -------------
Balance--Decem-
ber 31, 1996....     1,119,463
Warrents exer-
cised at $1.20
per share.......         1,408
Proceeds on ex-
ercise of stock
options.........         5,000
Warrants Issued.     5,407,546
Net proceeds
from private
placement at
$2.3125 per
share, less is-
suance cost.....    15,131,593
Net loss for the
year............    (3,244,326)
                  -------------
Balance--Decem-
ber 31, 1997--
forward.........   $18,420,684

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)--(Continued)

                                                                           (Deficit)
                                                                          Accumulated
                      Common Stock       Preferred Stock    Additional    During the      Treasury Stock
                  --------------------- ------------------   Paid-In      Development   ------------------    Deferred
                    Shares    Par Value Shares    Value      Capital         Stage      Shares     Cost     Compensation
                  ----------  --------- ------- ---------- ------------  -------------  ------- ----------  ------------
Balance--
December 31,
1997--forward...   9,855,285   $ 9,856      --  $      --  $ 32,318,584  $ (13,464,006) 118,642 $ (443,750)    $ --
Net proceeds
from issuance of
common stock and
warrants........     307,692       308      --         --     1,871,537            --       --         --        --
Proceeds from
exercise of
stock options...      25,000        25      --         --        61,725            --       --         --        --
Purchase and
retirement of
common stock....    (133,335)     (134)     --         --      (129,866)           --       --         --        --
Net proceeds
from issuance of
Series B
Preferred Stock
at $100 per
share...........         --        --    80,100  8,010,000          --             --       --         --        --
Accrued
preferred stock
dividends.......         --        --     5,986    598,666     (713,187)           --       --         --        --
Net loss for the
year............         --        --       --         --           --     (21,793,170)     --         --        --
                  ----------   -------  ------- ---------- ------------  -------------  ------- ----------     -----
Balance--
December 31,
1998............  10,054,642   $10,055   86,086 $8,608,666 $ 33,408,793  $ (35,257,176) 118,642 $ (443,750)    $ --
Proceeds from
exercise of
stock options...         334         4      --         --           347            --       --         --        --
Common stock
dividends
issued..........     819,319       819                        1,535,404     (1,536,223)     --         --        --
Accrued
preferred stock
dividends.......                         68,867    688,634   (1,285,413)
Net loss for the
year............         --        --       --         --           --      (7,501,019)     --         --        --
                  ----------   -------  ------- ---------- ------------  -------------  ------- ----------     -----
Balance--
December 31,
1999............  10,874,295   $10,878  154,953 $9,297,300 $ 33,659,131  $ (44,294,417) 118,642 $ (443,750)    $ --
                  ==========   =======  ======= ========== ============  =============  ======= ==========     =====
                                 Total
                             Stockholders'
                     Note        Equity
                  Receivable   (Deficit)
                  ---------- --------------
Balance--
December 31,
1997--forward...    $ --     $ 18,420,684
Net proceeds
from issuance of
common stock and
warrants........      --        1,871,845
Proceeds from
exercise of
stock options...      --           61,750
Purchase and
retirement of
common stock....      --         (130,000)
Net proceeds
from issuance of
Series B
Preferred Stock
at $100 per
share...........      --        8,010,000
Accrued
preferred stock
dividends.......      --         (114,521)
Net loss for the
year............      --      (21,793,170)
                  ---------- --------------
Balance--
December 31,
1998............    $ --     $  6,326,588
Proceeds from
exercise of
stock options...      --              351
Common stock
dividends
issued..........      --               --
Accrued
preferred stock
dividends.......                 (596,778)
Net loss for the
year............      --       (7,501,019)
                  ---------- --------------
Balance--
December 31,
1999............    $ --     $ (1,770,858)
                  ========== ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               Cumulative Period
                                    Year Ended    Year Ended   February 15, 1985
                                   December 31,  December 31,   (Inception) to
                                       1999          1998      December 31, 1999
                                   ------------  ------------  -----------------
Operating Activities:
 Net Loss......................... $(7,501,019)  $(21,793,170)   $(42,758,195)
 Adjustments to reconcile net
  loss to cash used in operating
  activities:
   Depreciation and amortization..     153,894         93,722       1,217,724
   Gain on sale of marketable
    securities--available for
    sale..........................    (110,244)           --         (110,244)
   Amortization of deferred
    compensation..................                                    131,786
   Equity in losses from joint
    ventures......................   2,865,908     17,097,975      19,963,883
   Excess of fair market value
    over option prices on non-
    qualified stock options.......         --             --          528,680
   Amortization of fair value of
    warrants......................   1,253,856      1,577,644       3,307,546
   Gain on sale of assets.........      (3,790)           --           (4,530)
   Write off patent issuance cost.     327,078            --          439,725
 Changes in assets and
  liabilities:
   Restricted cash................     500,000       (500,000)            --
   Prepaid expenses...............     (36,785)        70,027        (102,546)
   Accounts payable and accrued
    expenses......................     188,503       (177,734)        586,859
   Accrued compensation...........     (56,509)        97,655         184,508
   Due to joint ventures..........     442,333        500,000         942,333
                                   -----------   ------------    ------------
     Total adjustments............   5,524,244     18,759,289      27,085,724
                                   -----------   ------------    ------------
Net Cash Used In Operating
 Activities.......................  (1,976,775)    (3,033,881)    (15,672,471)
Investing Activities:
 Patent issuance cost.............    (152,530)       (96,933)       (676,513)
 Investment in joint ventures.....  (2,465,408)   (17,498,475)    (19,963,883)
 Organizational costs incurred....         --             --             (135)
 Purchases of leasehold
  improvements....................     (20,054)      (255,888)       (695,613)
 Purchases of office and lab
  equipment.......................    (107,873)      (190,738)       (911,276)
 Proceeds from assets sold........       3,790            --            4,790
 Purchases of marketable
  securities--available for sale..  (4,663,099)      (950,000)     (5,613,099)
 Proceeds from sale of marketable
  securities--available for sale..   2,175,496            --        2,175,496
                                   -----------   ------------    ------------
Net Cash Used In Investing
 Activities.......................  (5,229,678)   (18,992,034)    (25,680,233)
Financing Activities:
 Net proceeds from issuance of
  common stock....................         --       1,871,845      30,024,722
 Net proceeds from issuance of
  preferred stock.................         --      16,325,712      16,325,712
 Proceeds from exercise of
  options.........................         351         61,750         201,338
 Proceeds from borrowings from
  President.......................         --             --           41,433
 Repayment of borrowings from
  President.......................         --             --          (41,433)
 Proceeds from borrowings under
  line of credit..................      95,774        392,649       1,150,913
 Repayment of borrowings under
  line of credit..................     (96,181)           --         (758,672)
 Proceeds from note payable to
  bank............................         --             --          150,000
 Payments on note payable to
  bank............................         --             --         (150,000)
 Proceeds from borrowings from
  stockholders....................         --             --           15,867
 Repayment of borrowings from
  stockholders....................         --             --          (15,867)
 Advances from parent company.....         --             --          135,000
 Payments to parent company.......         --             --         (135,000)
 Repayment of long-term note
  receivable......................         --             --           50,315
 Repayment of note payable issued
  in exchange for legal service...         --                         (71,968)
 Purchase and retirement of
  common stock....................         --        (130,000)       (130,000)
 Purchase of treasury stock.......         --             --         (443,750)
                                   -----------   ------------    ------------
Net Cash Provided By (Used In)
 Financing Activities.............         (56)    18,521,956      46,348,610
                                   -----------   ------------    ------------
Net Increase (decrease) In Cash
 And Cash Equivalents.............  (7,206,509)    (3,503,959)      4,995,906
Cash And Cash Equivalents-
 Beginning Of Period..............  12,202,415     15,706,374             --
                                   -----------   ------------    ------------
Cash And Cash Equivalents-End Of
 Period........................... $ 4,995,906   $ 12,202,415    $  4,995,906
                                   ===========   ============    ============
Supplemental Disclosure Of Cash
 Flow:
 Cash paid for interest........... $    51,950   $     15,854    $    108,452
Non-cash Transactions
 Issuance of common stock
  dividends in kind............... $ 1,536,223   $        --     $  1,536,223
 Issuance of preferred stock
  dividends in kind...............   1,285,413        713,187       1,998,600

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



1. Operations

   Basis of Presentation--Endorex Corporation and Subsidiaries was incorporated in January 1987 as ImmunoTherapeutics, Inc, a wholly owned subsidiary of BiologicalTherapeutics, Inc. ("BTI"). BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985 [inception date]. On March 30, 1987 BTI was merged into Endorex. Our financial statements include the accounts of our predecessor, BTI, for all periods presented. In October 1996 Endorex formed its first subsidiary, Orasomal Technologies, Inc. ("Orasomal"), and in July 1997, we formed a second subsidiary, Wisconsin Genetics, Inc. ("WGI").

   Nature of Business--Endorex Corporation is a development-stage drug delivery company. Our core drug delivery technology focuses on oral/mucosal delivery of drugs and vaccines previously delivered only by injection. The Company's Orasome system utilizes technology licensed from MIT to develop the oral/mucosal delivery of vaccines, proteins and peptides.

   In 1998 Endorex formed two joint ventures with Elan Corporation, plc, one of the world's leading drug delivery companies. The purpose of the first joint venture, InnoVaccines, is to research, develop, and commercialize novel delivery systems for the human and veterinary vaccine markets. The second joint venture, Newco, focuses on the utilization of the MEDIPAD microinfusion pump, developed by Elan, to deliver iron chelators for the treatment of a series of genetic blood disorders known as iron overload disorders.

2. Summary of Significant Accounting Policies

   Principles of Consolidation--The consolidated financial statements include Endorex and its subsidiaries, Orasomal and WGI. Intercompany accounts and transactions have been eliminated. We account for the joint ventures by recognizing Endorex's portion of the joint venture losses as Equity in losses from joint ventures.

   Segment and Geographic Information -- Endorex operates exclusively in the biotechnology drug delivery industry. We are currently in the development stage and do not have any revenues, or any segregation of assets relating to products or business entities. All development work is performed in the United States. During 1999, we made operating decisions based upon product and market potential and collaborative agreements and did not utilize specific operating results to manage the business. Therefore, we do not have reportable operating segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   Cash and Cash Equivalents--Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.

   Marketable Securities--Marketable securities are comprised of high-grade commercial paper and short-term government agency notes that have maturities ranging from six to twelve months from the purchase date. The fair value of marketable securities classified as available for sale approximates the carrying value of these assets due to the short maturity of the instruments.

   Office and Lab Equipment and Leasehold Improvements--Office and lab equipment is stated at cost. Depreciation is computed on a straight-line basis over five years. Leasehold improvements are amortized utilizing the straight-line method over the term of the lease. Depreciation expense was $138,582 and $75,934 for the periods ended December 31, 1999 and 1998, respectively.

   Research and Development Costs--Expenditures for research and development activities are charged to operations as incurred. Previously reported research and development expenses related to our first year funding

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

of InnoVaccines have been reclassified in the accompanying 1998 consolidated statement of operations to Equity in losses from joint ventures to conform to our 1999 presentation of expenditures. The reclassification did not impact previously reported net loss or deficit accumulated during the development stage.

   Patent Issuance Costs--The cost of patents is accumulated during the approval process. Patents granted are amortized on a straight-line basis over the remaining legal life of the patent or the estimated remaining economic life. When a patent is not granted, or the process is terminated, the accumulated cost is charged to operations.

   Common Stock Dividend--Common stock dividends are reflected as a charge to accumulated deficit, using the fair market value method computed with the closing price as of the day before the declaration date.

   Investment in Joint Ventures--We own 80.1% of each of the joint ventures with Elan as of December 31, 1999. Each joint venture is governed by a joint development and operating agreement which provides that both Elan and Endorex must approve all major transactions, research and development plans, and budgets. Therefore, Endorex records its share of the joint ventures' expenditures as Equity in losses from joint ventures.

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

   Concentrations of Credit Risk--Financial instruments that potentially subject us to concentrations of credit risk primarily are limited to cash, cash equivalents, and marketable securities. Cash is primarily invested in money market mutual funds managed by investment banks approved by the Board of Directors. Our marketable securities investments consist of high-grade commercial paper and short-term government agency notes.

   Use of Estimates--While preparing financial statements in conformity with generally accepted accounting principles, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Risk and Uncertainties--We are subject to risks common to companies in the biotechnology industry, including, but not limited to, litigation, product liability, development by ourselves or our competitors of new technological innovations, dependence on key personnel, protections of proprietary technology, and compliance with FDA regulations.

3. Joint Ventures

   In 1998 Endorex formed the two joint ventures with Elan as follows:

InnoVaccines Corporation

   InnoVaccines was established in January 1998 pursuant to agreements between Endorex and Elan. At the time of closing, we issued to Elan International Services, Ltd. ("EIS") 307,692 shares of Endorex common stock and a six-year warrant to purchase an additional 230,777 shares of Endorex common stock at an exercise price of $10.00 per share for an aggregate purchase price of $2.0 million. In addition, EIS purchased $8.0 million of Endorex Series B convertible preferred stock, which is convertible into Endorex common stock at a price of $7.50 per share, subject to adjustment. The Series B convertible preferred stock pays an 8% annual in-kind dividend.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   InnoVaccines is initially owned 80.1% by Endorex and 19.9% by Elan. It licensed certain technology from Elan and certain other technology from Orasomal. Endorex and Elan invested $8.0 and $2.0 million in the joint venture, respectively.

   At the time of closing, InnoVaccines paid Elan an initial $10.0 million license payment. Elan may receive future milestones and royalties based on the joint venture's performance. Since the technology did not yet represent a commercial product, the joint venture recorded an expense in the first quarter of 1998 for the initial license fee. We recorded our $8.0 million share of that expense and simultaneously recorded Elan's purchase of $8.0 million of Endorex Series B convertible preferred stock.

   Orasomal sub-licensed to InnoVaccines oral vaccine rights to its proprietary Orasome polymerized liposome technology exclusively licensed from MIT. In consideration of the license, Orasomal may receive milestone payments and royalties.

   Elan and Endorex each funded research and development related to InnoVaccines equally from the inception of the joint venture through March 31, 1999, in accordance with the agreement between Elan and Endorex. Those expenditures by Endorex aggregated $1.1 million and $0.4 million for the year ended December 31, 1998 and 1999, respectively, and are included in Equity in losses from joint ventures. As of April 1, 1999, Endorex and Elan fund future joint venture expenditures in proportion to our respective ownership levels. Accordingly, Endorex and Elan each invoice InnoVaccines for activities performed on behalf of the venture. During the period April 1, 1999 through December 31, 1999, Endorex incurred research and development expenditures aggregating $1.1 million related to the joint venture. Endorex billed the joint venture $1.6 million during that period related to this research and development activity. Endorex has a net due to joint venture of $0.6 million as of December 31, 1999 relating to InnoVaccines, which represents the difference between Endorex's funding obligations to the venture and receivable from the venture for activities performed. In addition, Elan has agreed to lend Endorex up to $2.5 million, restricted to Endorex's funding obligations for the joint venture. During 1999, the joint venture acquired certain rights to licenses, aggregating $870,000, which were immediately recorded as expense of the joint venture, as such technology did not yet represent a commercial product. Elan and Endorex agreed to fund these licensing expenditures equally.

Endorex Newco, Ltd.


   Newco was established in October 1998 pursuant to agreements between Endorex and Elan. At the time of closing, Endorex and EIS purchased $8.4 million and $2.1 million of Newco's common stock, respectively. In addition, Elan purchased $8,410,500 of Endorex Series C exchangeable convertible preferred stock ("Series C Preferred"). The Series C Preferred is exchangeable at Elan's option for an additional 30.1% ownership interest of Newco's common stock, or it may be converted into Endorex's common stock at a price of $9.00 per share. The Series C Preferred pays a 7% annual in-kind dividend.

   Newco is initially owned 80.1% by Endorex and 19.9% by EIS. At the time of closing, Newco paid Elan an initial $10.0 million license payment. Elan may receive future milestones and royalties based on Newco's performance. Since the technology did not yet represent a commercial product, Newco recorded an expense in the fourth quarter of 1998 for the initial license fee. We also recorded our $8.0 million share of that expense and simultaneously recorded EIS's $8.4 million purchase of Series C Preferred.

   In consideration of the license fee, Newco has obtained an exclusive worldwide license to the MEDIPAD drug delivery system developed by Elan with two drugs. Newco is now focusing on development of the first of those drugs, iron chelators, for the treatment of a series of genetic blood disorders known as iron overload

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

disorders. MEDIPAD is a lightweight, microinfusion pump, which combines the simplicity of a patch with the extensive delivery capabilities of an infusion pump.

   During 1999, Newco's research and development activities were funded from working capital. As of December 31 1999, Elan and Endorex invoiced activities totaling approximately $500,000. Endorex has a net due to joint venture of $350,000 as of December 31, 1999 relating to Newco, which represents the difference between Endorex's funding obligations to the venture and receivable from the venture for activities performed. During 2000 and 2001, Elan and Endorex are required to fund Newco expenditures according to their respective ownership interests. However, Endorex may require Elan to lend up to $4.8 million, pursuant to a convertible note, to fund our portion of the joint venture's research and development expenses.

Unaudited Condensed Financial Statements for Unconsolidated Joint Ventures

   Condensed, unaudited financial statement information of the joint ventures is stated below. The joint ventures had no revenues. Net expenses equaled the net loss for all periods.

                                                       1999          1998
                                                   ------------  -------------
      InnoVaccines, net of Endorex mark-up on
       billings to InnoVaccines..................  $ (3,731,588) $ (12,577,975)
      Newco......................................      (500,000)   (10,000,000)
                                                   ------------  -------------
      Total net loss.............................  $ (4,231,588) $ (22,577,975)
                                                   ============  =============
      Reconciliation to Equity in losses from
       joint ventures:
      Total joint venture net losses.............  $ (4,231,588) $ (22,577,975)
      Less: Elan Minority Interest...............     1,365,680      5,480,000
                                                   ------------  -------------
      Equity in losses from joint ventures.......  $ (2,865,908) $ (17,097,975)
                                                   ============  =============

4. Development Stage Activities and Operations

   For the period from our incorporation to date, we have been a "development stage enterprise" and our operations have consisted primarily of financial planning, raising capital, and research and development activities. We have not produced any revenues from product sales since our inception.

5. Leasehold Improvements and Equipment

   As of December 31, 1999, leasehold improvements and equipment consisted of the following:

        Leasehold improvements...................................... $  255,888
        Laboratory equipment........................................    730,803
        Office equipment............................................    111,302
                                                                     ----------
                                                                      1,097,993
        Accumulated depreciation....................................   (649,042)
                                                                     ----------
                                                                     $  448,951
                                                                     ==========

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6. Lines of Credit

   On December 31, 1998, Endorex obtained a $750,000 equipment financing line with Finova Technology Financing, Inc. ("Finova"). As of December 31, 1999, we had used approximately $456,000 to finance equipment and leasehold improvements related to the Lake Forest Research and Development Center. Interest rates for each draw are based upon a base interest rate of 7.4%, plus an index rate equivalent to the highest yield as published in The Wall Street Journal of three-year United States Treasury Notes two days prior to the loan draw. The index rates for the first and second draws were 4.75% and 5.83%, respectively, resulting in an aggregate interest rate of 12.15% and 13.23%, respectively. Draws are payable in monthly installments over a period of 48 months, which currently amounts to approximately $11,000 per month. Finova filed security interest in the assets. In addition, the agreement is subject to certain terms and covenants, including the right of Finova to call the loan in the event of materially adverse financial conditions. We estimate the fair value of the line of credit to be approximately the carrying value based upon borrowing rates currently available to us for borrowings with similar terms.

   On May 19, 1997, Endorex entered into a senior line of credit agreement with The Aries Funds, two of our major stockholders, pursuant to which we could borrow up to $500,000 (the "Bridge Loan"). During 1997, we paid the outstanding principal and interest on the Bridge Loan. In partial consideration of the Bridge Loan, Endorex granted warrants to purchase an aggregate of 66,668 shares of common stock at an initial exercise price equal to $2.54 per share. The warrant exercise price and the number of shares of common stock that the warrants can be used to purchase are subject to adjustment in certain circumstances. The warrants are exercisable until May 19, 2002.

7. Stockholders' Equity

   Private Placement--Pursuant to a Private Placement, Endorex issued and sold an aggregate of 8,648,718 shares of common stock on July 16, October 10 and October 16, 1997 to certain accredited investors. The aggregate proceeds of these issuances were $20 million and the net proceeds to Endorex, after deducting commissions and expenses, were $17.2 million.

   In connection with the Private Placement, we issued warrants to purchase 864,865 shares of Endorex common stock at an exercise price of $2.54375 per share to Paramount Capital, Inc., the Placement Agent ("Paramount") and certain of its affiliates and employees. The estimated fair value at the warrants' grant date was $2.1 million, which we recorded as a reclassification of additional paid-in capital. We also executed a financial advisory agreement with Paramount. In connection with the financial advisory agreement, we issued warrants to purchase 1,297,297 shares of Endorex common stock at an exercise price of $2.54375 per share to certain employees of Paramount. The estimated fair value at the warrants' grant date was $3.16 million, which was recorded as a deferred cost and amortized to expense over two years, the term of the agreement. The warrants currently are exercisable and expire on April 16, 2003.

   Common Stock Dividend--The terms of the Private Placement also included 5%, semi-annual dividends payable in additional shares of common stock based on the number of shares held as of the record date, including previous dividend distributions.

   The first and second semi-annual common stock dividends were payable to holders of stock with dividend rights as of the record date of April 16, 1999 and October 16, 1999, respectively. We distributed the first and second dividends on June 1, 1999 and November 16, 1999, respectively. Semi-annual common stock dividends continue to be payable through October 16, 2002.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The stock dividends were reflected as a charge to accumulated deficit, using the fair market value method computed with the closing price as of the day before the declaration date.

   Net Loss Per Share--Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," we presented earnings per share on the Consolidated Statement of Operations in accordance with SFAS No. 128 for the current and prior periods. As operations resulted in a net loss for all periods presented, diluted earnings per share are the same as basic earnings per share due to the anti-dilutive effect of potential dilutive common shares, including warrants discussed above and stock options discussed in Note 8.

8. Stock Based Compensation

   The Amended and Restated 1995 Omnibus Plan ("the Plan") is intended to promote Endorex's interests by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company as an incentive for them to remain in the service of the Company. The Plan is divided into three separate equity programs: 1) the Discretionary Option Grant Program, under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock, 2) the Salary Investment Option Grant Program, under which eligible employees may elect to have a portion of their base salary invested each year in options to purchase shares of common stock, 3) the Automatic Option Grant Program, under which eligible non-employee Board members will automatically receive options at periodic intervals to purchase shares of common stock, and 4) the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

   The terms of the options, including vesting periods, are determined by the Compensation Committee of the Board of Directors in accordance with the Plan. Options generally vest over four years. No one person participating in the Plan may receive options and separately exercisable stock appreciation rights for more than 750,000 shares of Common Stock per calendar year.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   We elected the disclosure-only option under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and accordingly account for stock options per the terms of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If instead, compensation expense for stock options had been determined based upon the fair value at the grant date, according to the terms of SFAS No. 123, our net loss would have increased by approximately $0.4 million, or $.03 per share, and $1.3 million, or $0.12 per share, for 1999 and 1998, respectively. Net loss and net loss per share would have increased as follows:

                                                       1999          1998
                                                   ------------  -------------
      Net loss applicable to common stockholders:
        As reported..............................  $ (8,786,431) $ (22,506,357)
        Pro forma................................    (9,118,581)   (23,814,669)
      Basic and diluted net loss per share
       applicable to common stockholders
        As reported..............................  $      (0.82) $       (2.09)
        Pro forma................................         (0.85)         (2.21)

   The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $1.45 and $5.46 for 1999 and 1998, respectively.

   For purposes of estimating the fair value of options according to SFAS 123, we estimated the fair value of each option grant as of the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: dividend yield 0%, volatility of 139% and 149-226%, expected life of four (4) years, and risk-free interest rates as of the date of grant ranging from 5.05%-6.2% and 5.36-6.06% for 1999 and 1998, respectively.

   Option activity for the periods ended December 31, 1999 and 1998 was as follows:

                                                     Weighted Average
                                                      Exercise Price   Shares
                                                     ---------------- ---------
      Ending Balance at December 31, 1997...........      $2.66       1,300,114
      Granted.......................................      $6.24         209,500
      Expired/Cancelled.............................      $2.70         (23,838)
      Exercised.....................................      $2.47         (25,000)
                                                                      ---------
      Ending Balance at December 31, 1998...........      $3.18       1,460,776
                                                                      =========
      Granted.......................................      $1.93         229,000
      Expired/Cancelled.............................      $5.11        (117,940)
      Exercised.....................................      $1.05            (334)
                                                                      ---------
      Ending Balance at December 31, 1999...........      $2.82       1,571,502
                                                                      =========

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The range of exercise prices and weighted average contractual lives are as follows:

                          Options Outstanding         Options Exercisable
                    ------------------------------- ------------------------
                                   Weighted Average         Weighted Average
   Exercise Price    Shares   Term  Exercise Price  Shares   Exercise Price
   --------------   --------- ---- ---------------- ------- ----------------
   $1.05                1,002 0.02      $1.05         1,002      $1.05
   $2.47            1,155,000 7.81      $2.47       812,935      $2.47
   $4.75               35,000 7.97      $4.75        19,687      $4.75
   $5.50               20,000 7.97      $5.50        20,000      $5.50
   $5.63               35,000 7.92      $5.63        35,000      $5.63
   $6.50               18,000 0.06      $6.50        18,000      $6.50
   $6.75               80,000 8.12      $6.75        27,500      $6.75
   $6.63               12,500 8.16      $6.63         3,125      $6.63
   $2.00               86,000 9.16      $2.00           --       $2.00
   $1.75                3,000 9.21      $1.75           --       $1.75
   $1.88               20,000 9.37      $1.88           --       $1.88
   $2.54               36,000 9.82      $2.54         9,000      $2.54
   $2.54               10,000 0.82      $2.54        10,000      $2.54
   $1.38               60,000 9.81      $1.38         7,500      $1.38
                    ---------                       -------
                    1,571,502 7.92      $2.82       963,749      $2.90
                    =========                       =======

9. Income Taxes

   At December 31, 1999, we had a usable net operating loss carryforward of approximately $15.9 million after limitations based on ownership. If not utilized to offset future taxable income, this carryforward will expire in years 2007 to 2019. Pursuant to SFAS No. 109, we have deferred taxes as of December 31, 1999 consisting of the following:

      Net operating loss carryforward............................. $  5,414,203
      Research & development credit carryforward..................      618,058
      Licensing fees--amortization................................    5,045,090
      Depreciation................................................      108,008
                                                                   ------------
      Gross deferred tax assets...................................   11,185,359
      Valuation allowance.........................................  (11,185,359)
                                                                   ------------
      Net deferred tax assets..................................... $        --
                                                                   ============

   Due to the uncertainty that we will generate income in the future sufficient to fully or partially utilize these carryovers, a valuation allowance of $11,185,359 has been established to offset the deferred tax asset. This represents an increase of $1.9 million over the valuation allowance at December 31, 1998. Under the Internal Revenue Code certain stock transactions including sales of stock and the granting of options to purchase stock, could limit the amount of net operating loss carry forwards that may be utilized on an annual basis to offset taxable income in future periods. If utilization is limited by such transactions the net operating loss carry forwards may expire before they are utilized.

10. Leases

   Endorex leases its executive offices and research facilities under operating leases, which provide for annual minimum rent and additional rent based on increases in operating costs and real estate taxes. Rental expense was $83,153 during 1999 and $95,522 during 1998.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Future minimum lease payments for operating leases are as follows:

             2000............................. $54,012
             2001.............................  55,632
             2002.............................  57,300
             2003.............................  59,016

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Endorex Corporation (A Development Stage Enterprise):

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of Endorex Corporation and its subsidiaries (a development stage enterprise) at December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, and for the period cumulative from inception (February 15, 1985) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 4, 2000

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on March 29, 2000.

                                          Endorex Corporation

                                                  /s/ Michael S. Rosen
                                          By: _________________________________
                                                      Michael S. Rosen
                                               President and Chief Executive
                                                   Officer, and Director

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on March 29, 2000.

              Signature                                  Title
              ---------                                  -----

       /s/ Michael S. Rosen            President, Chief Executive Officer and
By: __________________________________  Director
           Michael S. Rosen

     /s/ David G. Franckowiak          Chief Financial Officer (Principal
By: __________________________________  Financial and Accounting Officer)
         David G. Franckowiak

                 *                     Director
By: __________________________________
           Richard Dunning

                 *                     Director
By: __________________________________
           Steve H. Kanzer

                 *                     Director
By: __________________________________
            Paul D. Rubin

                                       Director
By: __________________________________
           H. Laurence Shaw

                 *                     Director
By: __________________________________
            Steve Thornton

                 *                     Chairman of the Board
By: __________________________________
           Kenneth Tempero

     /s/ David G. Franckowiak
*By: _________________________________
         David G. Franckowiak

                 Attorney-in-fact