Form 10QSB
period 2000-03-31
ENDOREX CORP
filed 2000-05-15
CIK 812796

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934.

                 For the Quarterly Period Ended March 31, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by Section
 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    No   [ ]

At April 30, 2000 12,703,237 shares of the registrant's common stock (par value,
                      $.001 per share) were outstanding.

          Transitional Small Business Disclosure Format (check one):

                              Yes  [ ]    No   [X]

                        PART I. - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                              March 31, 2000
ASSETS
Current assets:
  Cash and cash equivalents                                    $  3,270,390
  Marketable securities - available for sale                      4,087,219
  Prepaid expenses                                                  165,271
                                                               ------------
        Total current assets                                      7,522,880
Leasehold improvements and equipment, net of accumulated
  amortization of $685,420                                          432,975
Patent issuance costs, net of accumulated amortization
  of $5,936                                                         149,671
                                                               ------------
TOTAL ASSETS                                                   $  8,105,526
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $    370,538
  Accrued compensation                                               60,663
  Due to joint ventures                                           1,276,505
Current portion of line of credit                                   108,806
                                                               ------------
        Total current liabilities                                 1,816,512
Long-term portion of line of credit                                 254,591
                                                               ------------
Total Liabilities                                                 2,071,103

Series C exchangeable convertible preferred stock, $.05 par
  value. Authorized 200,000 shares; 91,218 issued and
  outstanding at liquidation value                                9,186,205

Stockholders' equity:
  Preferred stock, $.05 par value. Authorized 100,000 shares;
  none issued and outstanding                                            --
Series B convertible preferred stock, $.05 par value.
  Authorized 200,000 shares; 92,973 issued and outstanding
  at liquidation value                                            9,482,736
Common stock, $.001 par value. Authorized 50,000,000 shares;
  11,011,843 issued, and 10,893,201 outstanding                      11,013

Additional paid-in capital                                       33,596,155
Deferred compensation                                               (59,744)
Deficit accumulated during the development stage                (45,730,535)
Unrealized gain/(loss) on marketable securities                      (7,657)
                                                                -----------
                                                                 (2,708,032)
Less:
  Treasury stock, at cost, 118,642 shares                          (443,750)
                                                                -----------
        Total stockholders' deficit                              (3,151,782)
                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ 8,105,526
                                                                ===========



           See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               Cumulative from
                                                       Three Months           February 15, 1985
                                                      Ended March 31,        (date of inception)
                                                   2000             1999      to March 31, 2000

SBIR contract revenue                           $      --       $       --       $    100,000

Expenses:
SBIR contract research and development                 --               --             86,168
Proprietary research and development                251,081          588,109       14,127,344
General and administrative                          365,962          789,203       11,336,239
                                                -----------     ------------     ------------
Total operating expenses                            617,043        1,377,312       25,549,751
                                                -----------     ------------     ------------
  Loss from operations                             (617,043)      (1,377,312)     (25,449,751)

Equity losses from joint ventures                  (930,077)        (577,605)     (20,893,960)
Other income                                           --               --              5,302
Interest income                                      97,165          144,933        2,391,681
Gain on Marketable Securities
 available for sale                                  25,635             --             25,635
Interest expense                                    (11,798)         (12,887)        (273,219)
                                                -----------     ------------     ------------
  Net loss                                       (1,436,118)      (1,822,871)     (44,194,313)
  Preferred stock dividends                        (344,631)        (311,808)      (2,343,230)
                                                -----------     ------------     ------------
  Net loss available to common stockholders     $(1,780,749)    $ (2,134,679)    $(46,537,543)
                                                ===========     ============     ============
Basic and diluted net loss
 per share available
 to common stockholders                         $     (0.16)    $      (0.20)    $     (17.56)
Basic and diluted weighted
 average common shares outstanding               10,804,483       10,755,319        2,650,456

           See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Cumulative from
                                                Three Months            February 15, 1985
                                               Ended March 31,         (date of inception)
                                                 2000           1999   to March 31, 2000
Net cash used in operating
 activities                                 $  (373,681)   $(1,176,638)   $(16,046,152)
                                            -----------   ------------    ------------
INVESTING ACTIVITIES:
 Patent issuance cost                            26,355        (16,032)       (650,158)
 Investment in joint ventures                  (930,077)      (357,605)    (20,893,960)
 Organizational costs
  incurred                                           --             --            (135)
 Purchases of leasehold
  improvements                                       --             --        (695,613)
 Purchases of office and
  lab equipment                                 (20,401)       (98,679)       (931,677)
 Proceeds from assets
  sold                                               --             --           4,790
 Purchases of marketable
  securities - available for
  sale                                       (1,513,736)    (1,000,000)     (7,126,835)
 Proceeds from sale of marketable
  Securities - available for sale             1,000,000             --       3,175,496
Unrealized gain/loss on marketable
  Securities - available for sale                (7,657)            --          (7,657)
                                            -----------   ------------    ------------
Net cash used in
 investing activities                        (1,445,516)    (1,472,316)    (27,125,749)
                                            -----------   ------------    ------------
FINANCING ACTIVITIES:
 Net proceeds from
  issuance of common
  stock                                              --             --      30,024,722
 Net proceeds from issuance
  of preferred stock                                 --             --      16,325,712
 Proceeds from exercise
  of options                                    122,525             --         323,862
 Proceeds from borrowings
  from President                                     --             --          41,433
 Repayment of borrowings
  from President                                     --             --         (41,433)
 Proceeds from borrowings
  under line of credit                               --             --       1,150,913
 Repayment of borrowings
  under line of credit                          (28,844)       (18,065)       (787,515)
 Proceeds from note

  payable to bank                                    --             --         150,000
 Payments on note
  payable to bank                                    --             --        (150,000)
 Proceeds from borrowings
  from stockholders                                  --             --          15,867
 Repayment of borrowings
  from stockholders                                  --             --         (15,867)
 Advances from parent
  company                                            --             --         135,000
 Payments to parent
  company                                            --             --        (135,000)
 Repayment of long-
  term note receivable                               --             --          50,315
 Repayment of note
  payable issued in
  exchange for legal
  service                                            --             --         (71,968)
 Purchase and retirement
  of common stock                                    --             --        (130,000)
Purchase of treasury stock                           --             --        (443,750)
                                      -----------------   ------------   -------------
Net cash provided by (used by)
 financing activities                            93,681        (18,065)     46,442,291
                                      -----------------   ------------   -------------
Net increase (decrease)
 in cash and cash
 equivalents                                 (1,725,516)    (2,667,019)      3,270,390
Cash and cash equivalents at
 beginning of periods                         4,995,906     12,202,415              --
                                      -----------------   ------------   -------------
Cash and cash equivalents at
 end of periods                             $ 3,270,390    $ 9,535,396    $  3,270,390
                                      =================   ============   =============

           See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NET LOSS PER SHARE

The number of shares outstanding in prior periods has been adjusted to include the effect of the common stock dividends issued in 1999. The effect on the earnings per share for 1999 is a decrease in net loss per share of $0.01 for the three-month period ended March 31, 1999.

Net loss per share is presented on the Consolidated Statements of Operations in accordance with SFAS No. 128 for the current and prior periods. Endorex had a net loss for all periods being presented, which resulted in diluted and basic earnings per share being the same for all periods presented. The potential impact of warrants and stock options outstanding was not included in the calculation because their inclusion would have been anti-dilutive.


JOINT VENTURE ESTIMATES

The preparation of the quarterly consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts related to the activities of InnoVaccines Corporation and Endorex Newco, Ltd., our joint ventures with Elan Corporation, plc, including the reported net liabilities related to the joint ventures and the reported amounts of equity in losses from joint ventures. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research and development activities are charged to operations as incurred. Previously reported research and development expenses related to the initial year funding of InnoVaccines have been reclassified in the accompanying 1999 interim consolidated statement of operations to equity in losses from joint ventures to conform to our 2000 presentation of expenditures. The reclassification did not impact previously reported net loss or deficit accumulated during the development stage.


SUBSEQUENT EVENT

On April 12, 2000, we completed a private placement of common stock and warrants with domestic and foreign institutional investors. Gross proceeds were approximately $8.6 million. The private placement consisted of approximately
1.81 million newly issued common shares priced at $4.725 per share and warrants to purchase 452,383 common shares at $5.91 per share. These warrants are immediately exercisable and expire in April 2005. In partial consideration for its services in assisting us through the capital raising process, Paramount Capital, Inc. received warrants to purchase 226,190 common shares at $5.25 per share. These warrants are exercisable after October 12, 2000, expire in October 2007, and we may call them for exercise once the closing bid price of our common stock has equaled or exceeded $13.125 per share for at least 20 consecutive trading days. We intend to use the net proceeds of this financing, expected to be approximately $8.0 million, to fund the development of our drug delivery technologies, to continue our clinical development efforts, and for other general corporate purposes.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes and our Annual Report on Form 10-KSB. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe-harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in
Exhibit 99 "Risk Factors" of this Form 10-QSB, which may cause actual results to differ materially from those discussed in any forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this form 10-QSB with the SEC. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Endorex is a development stage enterprise and expects no significant revenue from the sale of products in the near future.


Material Changes in Results of Operations

Net loss for the three months ended March 31, 2000 decreased approximately $0.4 million, or 21%, to $1.4 million as compared to a loss of $1.8 million for the three months ended March 31, 1999. Net loss available to common shareholders decreased approximately $0.4 million (17%) to $1.8 million, or $0.16 per share, compared with $2.1 million, or $.20 per share for the year-earlier period. Reductions in proprietary research and development expenditures and lower general and administrative expenses were partially offset by increased equity losses in joint ventures.

Proprietary research and development expenditures for the three months ended March 31, 2000 decreased approximately $0.3 million, or 57%, as compared to the corresponding period ended March 31, 1999. On March 1, 2000 we announced our decision to divest our oncology business. Substantially all of the quarterly decline in proprietary research and development expense represents reduced spending on oncology product development. Substantially all proprietary research and development expense in the first quarter of 2000 related to development of our Orasome/TM/ drug delivery system, which we are developing for oral delivery of proteins and peptides, including hormones.

General and administrative expenses for the three months ended March 31, 2000 decreased approximately $0.4 million, or 54%, as compared to the three months ended March 31, 1999. Whereas during the first quarter of 1999 general and administrative expense included amortization of the cost of financial advisory warrants issued in association with capital raising transactions in 1997, these warrants were fully amortized as of the beginning of 2000. Approximately 75% of the decline in this period's general and administrative expenses relates to the absence of warrant amortization expense. The balance of the decline reflects higher charges to joint ventures as a result of proportionally greater resource allocation to the ventures' activities relative to the prior year's first quarter.

We have two joint ventures with Elan. InnoVaccines Corporation is developing the Orasome/TM/ delivery system for oral and mucosal vaccines. Endorex Newco, Ltd is developing Elan's MEDIPAD(R) drug delivery system, which consists of a small, disposable drug delivery system that combines a microinfusion pump with the convenience of patch technology, for the delivery of iron chelation drugs. Our share of research and development expenditures through these joint ventures is recorded as equity in losses from joint ventures. During the first three months of 2000, we increased our financial support for these activities by approximately $0.4 million, or 61%, as compared to the same period of 1999. Substantially all of the increase related to support for InnoVaccines.

Interest income for the three months ended March 31, 2000 decreased approximately $48 thousand as compared to the three months ended March 31, 1999 as a result of decreasing cash and investment balances.

During the first quarter of 2000, we signed a research and option agreement with Novo Nordisk A/S under which we will jointly evaluate the Orasome/TM/ system for delivery of Norditropin(R), Novo Nordisk's brand of human growth hormone, in several animal models. Endorex granted Novo Nordisk an exclusive option to license the Orasome technology for Norditropin(R) on a worldwide basis. Endorex Newco formalized a license, co-development and supply agreement with Schein Pharmaceutical, Inc. in February of this year. The agreement provides for joint development and marketing in the United States of a Schein iron chelation drug administered using Elan's MEDIPAD(R) drug delivery system.

We were granted two new patents during the first quarter of 2000 and InnoVaccines was granted one new patent. Our Orasome(TM) delivery system patent portfolio was expanded by the issuance of a patent describing improved methods for oral and/or mucosal delivery of vaccines, allergens and therapeutics as well as methods for "targeting" polymerized liposomes to specific sites or cell types. A second patent issued to Endorex described methods for chemically synthesizing muramyl dipeptide-based immunomodulators, which are used as vaccine components. InnoVaccines was awarded a patent that covered methods and compositions for enhancing the activity of vaccines by encapsulating antigens in microparticles of less than ten micrometers in size.

In February, Frank C. Reid joined Endorex as Vice President of Finance and Corporate Development. David Franckowiak, formerly our Vice President, Chief

Financial Officer, Treasurer and Corporate Secretary, has left the company to accept a position with another firm.


Plan of Operation and Financial Condition

Endorex intends to continue to progress preclinical development of the Orasome/TM/ delivery system for the oral delivery of proteins and peptides, including hormones. During 2000, Endorex also plans to begin to evaluate the Orasome/TM/ system for oral delivery of a DNA vaccine. Under the research and option agreement with Novo Nordisk, we intend to jointly evaluate the Orasome/TM/ system for delivery of Norditropin(R), Novo Nordisk's brand of human growth hormone, in several animal models.

During the remainder of 2000, we anticipate that InnoVaccines will begin efforts to scale up production of an oral tetanus vaccine to take into human clinical trials. Additionally, InnoVaccines will continue its efforts to develop prototype oral hepatitis B and flu vaccines and evaluate them in animal models. In conjunction with Schein Pharmaceutical, Endorex Newco will continue its efforts to initiate clinical trials during 2000 using Elan's MEDIPAD drug delivery system to deliver the iron chelator drug that is the subject of the agreement signed in February of this year.

On March 31, 2000 and December 31, 1999, we had cash, cash equivalents, and marketable securities of $7.4 million and $8.5 million, respectively, and working capital of $5.7 million and $6.9 million, respectively. Our current level of activities requires the expenditure of approximately $400,000 per month, including costs associated with the joint ventures. We believe that our current cash resources will be sufficient to support currently planned operations for the next two years. However, we intend, from time to time in the future, to seek to expand our research and development activities into other technologies and/or products that we either may license from other persons or develop. Any such activities may require the expenditure of funds not presently available. We also may seek to obtain funds from possible future public or private sales of our securities or other sources. See SUBSEQUENT EVENT, above, and Exhibit 99--"Risk Factors."


                          PART II. - OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES

Pursuant to a private placement, on April 12, 2000 we issued to investors an aggregate of approximately 1.81 million shares of our common stock and warrants to purchase 452,282 shares of our common stock. The warrants issued to these investors are immediately exercisable at $5.91 per share and expire in April 2005. The gross proceeds of the private placement were approximately $8.6 million and the net proceeds will be approximately $8.0 million. As part of the compensation received by Paramount Capital, Inc. for its assistance in the private placement, Paramount Capital, Inc. received warrants to purchase 226,190 shares of our common stock. These warrants issued to Paramount Capital, Inc. are exercisable after October 12, 2000 at $5.25 per share and expire in October 2007.

ITEM 5--OTHER INFORMATION

As disclosed in our latest proxy statement, the deadline for submitting proposals to be considered for inclusion in Endorex's Proxy Statement for the 2001 Annual Meeting is January 1, 2001.

Pursuant to recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the Company will have discretionary voting authority if a proponent does not notify us by March 2, 2001 of their intent to present a proposal from the floor at the 2001 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the 2001 Annual Meeting of Stockholders.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

      4.1  Warrant issued to Aries Fund dated as of May 19, 1997. (1)

      4.2  Warrant issued to Aries Domestic Fund, L.P. dated as of May 19,
           1997.(1)

     10.1 Financial Advisory Agreement between the Registrant and Paramount Capital, Inc. dated as of October 25, 1999 (1)

     10.2 Finder Agreement between the Registrant and Paramount Capital, Inc. dated as of February 29, 2000 (1)

     10.3 Amendment and Supplement to Finder Agreement dated as of April 6, 2000. (1)

     27    Financial Data Schedule

     99    Risk Factors

     ------------------------

           (1) Incorporated by reference to our Registration Statement on Form S-3 filed with the Commission on May 12, 2000.


b)   Reports on Form 8-K:

On March 20, 2000 we filed a report on Form 8-K to announce that certain stock dividend and anti-dilution rights provided to investors in our October 1997 private placement terminated effective March 20, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENDOREX CORPORATION

May 12, 2000                            /s/  Michael S. Rosen
                                        -------------------------------------
                                        Michael S. Rosen
                                        President and Chief Executive Officer
                                        (principal executive officer)


May 12, 2000                            /s/  Frank C. Reid
                                        ------------------------
                                        Frank C. Reid
                                        Vice President, Finance and Corporate
                                        Development (principal financial and
                                        accounting officer)

EXHIBIT 4.1    Warrant issued to Aries Fund dated as of May 19, 1997. (1)

EXHIBIT 4.2 Warrant issued to Aries Domestic Fund, L.P. dated as of May 19, 1997. (1)

EXHIBIT 10.1 Financial Advisory Agreement between the Registrant and Paramount Capital, Inc. dated as of October 25, 1999. (1)

EXHIBIT 10.2 Finder Agreement between the Registrant and Paramount Capital, Inc. dated as of February 29, 2000. (1)

EXHIBIT 10.3 Amendment and Supplement to Finder Agreement dated as of April 6, 2000. (1)

EXHIBIT 27

EXHIBIT 99     Risk Factors

(1) Incorporated by reference to our Registration Statement on Form S-3 filed with the Commission on May 12, 2000.