Form 10QSB
period 2000-06-30
ENDOREX CORP
filed 2000-08-14
CIK 812796

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2000

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

                        Yes  [X]    No   [_]

At August 11, 2000, 12,741,858 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                        Yes  [_]    No   [X]

                    PART I. - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                               June 30,
                                                                                 2000
ASSETS
Current assets:
 Cash and cash equivalents                                                   $ 10,170,382
 Marketable securities - available for sale                                     4,030,281
 Prepaid expenses                                                                 178,478
                                                                             ------------
  Total current assets                                                         14,379,141
Leasehold improvements and equipment,
 net of accumulated amortization of $723,389                                      426,839
Patent issuance costs, net of accumulated
 amortization of $8,909                                                           206,507
                                                                             ------------
TOTAL ASSETS                                                                 $ 15,012,487
                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                       $    335,504
 Accrued compensation                                                             109,822
 Due to joint venture                                                           1,557,419
 Current portion of line of credit                                                108,752
                                                                             ------------
   Total current liabilities                                                    2,111,497
Long-term liabilities:
 Long-term portion of line of credit                                              271,139
                                                                             ------------
   Total long-term liabilities                                                    271,139
                                                                             ------------
     Total Liabilities                                                          2,382,636

Series C exchangeable convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares; 91,218
 issued and outstanding at liquidation value                                    9,344,530

Stockholders' equity:
Preferred stock, $.05 par value.  Authorized
 100,000 shares; none issued and outstanding                                           --
Series B convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares;
 92,973 issued and outstanding at liquidation value                             9,667,159
Common stock, $.001 par value.  Authorized
 50,000,000 shares; 12,860,500 issued, and 12,741,858
 outstanding                                                                       12,861
Additional paid-in capital                                                     41,108,730
Unearned compensation                                                             (41,568)
Deficit accumulated during the development stage                              (47,025,041)
Unrealized gain/(loss) on marketable securities                                     6,930
                                                                             ------------
                                                                                3,729,071
Less:
 Treasury stock, at cost, 118,642 shares                                         (443,750)
                                                                             ------------
    Total Stockholders' Equity                                                  3,285,321
                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 15,012,487
                                                                             ============

         See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                          Cumulative from
                                              Six Months                 February 15, 1985
                                             Ended June 30,             (date of inception)
                                        2000               1999           to June 30, 2000
Revenue:
SBIR contract revenue                $        --        $        --         $    100,000

Expenses:
SBIR contract
 research and
 development                                  --                 --               86,168
Proprietary research
 and development                         468,193          1,017,074           14,344,457
General and
 administrative                          981,521          1,747,166           11,951,798
                                     -----------        -----------         ------------
Total operating expenses               1,449,714          2,764,240           26,382,423
                                     -----------        -----------         ------------
  Loss from operations                (1,449,714)        (2,764,240)         (26,282,423)

Equity losses in
 joint ventures                       (1,578,855)        (1,491,851)         (21,542,737)
Other income                                  --                 --                5,302
Interest income                          295,330            254,364            2,589,845
Realized gain on marketable
 securites available for sale             25,635                 --               25,635
Interest expense                         (23,020)           (25,518)            (284,440)
                                     -----------        -----------         ------------
  Net loss                            (2,730,624)        (4,027,245)         (45,488,818)
  Preferred stock dividends             (687,378)          (618,350)          (2,685,978)
                                     -----------        -----------         ------------
  Net loss available to common
   stockholders                      $(3,418,002)       $(4,645,595)        $(48,174,796)
                                     ===========        ===========         ============
Basic and diluted
 net loss per share
 available to common
 stockholders                        $     (0.29)       $     (0.43)        $     (17.14)
Basic and diluted
 weighted average common
 shares outstanding                   11,646,663         10,755,319            2,809,906


         See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months
                                           Ended June 30,
                                         2000          1999

Revenue:
SBIR contract revenue                $        --   $        --

Expenses:
SBIR contract
 research and
 development                                  --            --
Proprietary research
 and development                         217,112       436,386
General and
 administrative                          615,559       950,542
                                     -----------   -----------
Total operating expenses                 832,671     1,386,928
                                     -----------   -----------
  Loss from operations                  (832,671)   (1,386,928)

Equity in losses from
 joint ventures                         (648,779)     (914,246)
Interest income                          198,165       109,431
Realized gain on marketable
 securities available for sale                --            --
Interest expense                         (11,221)      (12,631)
                                     -----------   -----------
  Net loss                            (1,294,506)   (2,204,374)
  Preferred stock dividends             (342,747)     (306,542)
                                     -----------   -----------
  Net loss available to common
  stockholders                       $(1,637,253)  $(2,510,916)
                                     ===========   ===========
Basic and diluted
net loss per share
available to common
stockholders                          $    (0.13)  $     (0.23)
Basic and diluted
weighted average common
shares outstanding                    12,488,842    10,755,319


         See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Cumulative from
                                              Six Months             February 15, 1985
                                            Ended June 30,          (date of inception)
                                          2000          1999          to June 30, 2000
Net cash used in operating
 activities                           $(1,319,747)  $(2,088,138)        $(17,434,844)
                                      -----------   -----------         ------------
INVESTING ACTIVITIES:
 Patent issuance cost                     (33,454)      (86,015)            (709,967)
 Investment in joint ventures            (964,064)   (1,235,432)         (20,485,321)
 Organizational costs
  incurred                                     --            --                 (135)
 Purchases of leasehold
  improvements                                 --            --             (695,613)
 Purchases of office and
  lab equipment                           (52,236)     (103,624)            (963,512)
 Proceeds from assets
  sold                                         --            --                4,790
 Purchases of marketable
  Securities - available for
  sale                                 (3,456,799)   (3,095,000)          (9,069,898)
 Proceeds from sale of marketable
  securities - available for
  sale                                  3,000,000     1,260,000            5,175,496
                                      -----------   -----------         ------------
Net cash used in
 investing activities                  (1,506,553)   (3,260,071)         (26,744,160)
                                      -----------   -----------         ------------
FINANCING ACTIVITIES:
 Net proceeds from issuance
  of common stock, net of costs         7,797,238            --           37,821,960
 Net proceeds from issuance
  of preferred stock                           --            --           16,325,712
 Proceeds from exercise
  of options                              215,888            --              417,226
 Proceeds from note payable
Proceeds from borrowings
  from President                               --            --               41,433
 Repayment of borrowings
  from President                               --            --              (41,433)
 Proceeds from borrowings
  under line of credit                     45,621        95,774            1,196,534
 Repayment of borrowings
  under line of credit                    (57,971)      (52,679)            (816,643)
 Proceeds from note
  payable to bank                              --            --              150,000
 Payments on note
  payable to bank                              --            --             (150,000)
 Proceeds from borrowings
  from stockholders                            --            --               15,867
 Repayment of borrowings
  from stockholders                            --            --              (15,867)
 Advances from parent
  company                                      --            --              135,000
 Payments to parent
  company                                      --            --             (135,000)
 Repayment of long-
  term note receivable                         --            --               50,315
 Repayment of note
  payable issued in
  exchange for legal
  service                                      --            --              (71,968)
 Purchase and retirement
  of common stock                              --            --             (130,000)
 Purchase of treasury stock                    --            --             (443,750)
                                      -----------   -----------         ------------
Net cash provided by
 financing activities                   8,000,776       397,549           54,349,386
                                      -----------   -----------         ------------
Net increase (decrease)
 in cash and cash
 equivalents                            5,174,476    (4,950,660)          10,170,382
Cash and cash equivalents at
 beginning of periods                   4,995,906    12,202,415                   --
                                      -----------   -----------         ------------
Cash and cash equivalents at
 end of periods                       $10,170,382   $ 7,251,755         $ 10,170,382
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


NET LOSS PER SHARE

The number of shares outstanding in prior periods has been adjusted to include the effect of the common stock dividends issued in 1999. The effect on the earnings per share for 1999 is a decrease in net loss per share of $0.02 for the six-month period ended June 30, 1999, and a decrease of $.01 for the three-month period ended March 31, 1999.

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

JOINT VENTURE ESTIMATES

The preparation of the quarterly consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts related to the activities of InnoVaccines Corporation ("InnoVaccines") and Endorex Newco, Ltd. ("Newco"), our joint ventures with Elan Corporation, plc ("Elan"), including the reported net liabilities related to the joint ventures and the reported amounts of equity in losses from joint ventures. Actual results could differ from those estimates.

UNAUDITED CONDENSED FINANCIAL STATEMENTS FOR UNCONSOLIDATED JOINT VENTURES

Condensed, unaudited financial statement information of the joint ventures is stated below. The joint ventures had no revenues. Net expenses equaled the net loss for all periods.

                                                      For the Six Months Ended
                                                              June 30,
                                                        2000            1999
                                                    ------------    ------------
InnoVaccines, net of Endorex mark up on
  billings to InnoVaccines.......................   $(2,077,843)    $(2,418,501)
Newco, net of Endorex mark up on billings
  to Newco.......................................      (131,496)              -
                                                    ------------    ------------
Total net loss...................................   $(2,209,339)    $(2,418,501)
                                                    ============    ============
Reconciliation to equity in losses from
  joint ventures:
Total joint venture net losses...................   $(2,209,339)    $(2,418,501)
Less: Elan minority interest.....................       630,454         926,650
                                                    ------------    ------------
Equity in losses from joint ventures.............   $(1,578,885)    $(1,491,851)
                                                    ============    ============

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation. The reclassifications did not impact previously reported net loss or deficit accumulated during the development stage.


COMMON STOCK PRIVATE PLACEMENT

On April 12, 2000, we completed a private placement of common stock and warrants with domestic and foreign institutional investors. Gross proceeds were approximately $8.6 million. The private placement consisted of approximately

1.81 million newly issued common shares priced at $4.725 per share and warrants to purchase 452,383 common shares at $5.91 per share. These warrants are immediately exercisable and expire in April 2005. In partial consideration for its services in assisting us through the capital raising process, Paramount Capital, Inc. received warrants to purchase 226,190 common shares at $5.25 per share. These warrants are exercisable after October 12, 2000, expire in October 2007, and we may call if the closing bid price of our common stock has equaled or exceeded $13.125 per share for at least 20 consecutive trading days. We intend to use the $7.8 million net proceeds of this financing to fund the development of our drug delivery technologies, to continue our clinical development efforts, and for other general corporate purposes.


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


Material Changes in Results of Operations

For the three-month period ended June 30, 2000, net loss decreased approximately $0.9 million, or 41%, to $1.3 million as compared to a loss of $2.2 million for the three months ended June 30, 1999. After giving effect to dividends on preferred stock, which are paid in additional preferred shares, net loss available to common stockholders decreased approximately $0.9 million (35%) to $1.6 million, or $0.13 per share, compared with $2.5 million, or $0.23 per share, for the prior year period. Reduced spending on cancer product development and the absence of financial advisory warrant amortization were the major factors resulting in the decline in net loss.

Proprietary research and development expenditures for the three months ended June 30, 2000 decreased approximately $0.2 million, or 50%, compared with $0.4 million for the corresponding period ended June 30, 1999. On March 1, 2000 we announced our decision to divest our oncology business. As a result, spending on cancer-related programs during the second quarter of 2000 was reduced by approximately $260 thousand compared to the second quarter of the previous year. During the second quarter of 2000 a third U.S. patent on the Orasome(TM) drug and vaccine delivery system issued to Endorex. The patent describes targeted polymerized liposomes (Orasomes(TM)) for oral and/or mucosal delivery of vaccines, allergens and therapeutics. The patent also describes Orasomes(TM) that have been modified on their surfaces to contain a ligand (biological "magnet") to target the Orasome(TM) to a specific site or cell type.

General and administrative expenses for the three months ended June 30, 2000 decreased $0.3 million, or 35%, to $0.6 million as compared to the three months ended June 30, 1999. During the second quarter of 1999 general and administrative expense included approximately $0.4 million of amortization of the cost of financial advisory warrants issued in association with capital raising transactions in 1997. These warrants were fully amortized as of the beginning of 2000.

Endorex has two joint ventures with Elan Corporation, plc ("Elan"). InnoVaccines is developing the Orasome(TM) delivery system for oral and mucosal vaccines. Newco is developing Elan's MEDIPAD(R) drug delivery system, which consists of a small, disposable drug delivery device that combines a microinfusion pump with the convenience of patch technology, for the delivery of iron chelation drugs. Our share of research and development expenditures through these joint ventures is recorded as equity in losses from joint ventures. During the second quarter of 2000, equity in losses from joint venture activities decreased by approximately $0.3 million, or 29%, to $0.6 million compared to $0.9 million for the same period of 1999. During the second quarter of 1999 we incurred approximately $215 thousand of patent license expense to fund our share of InnoVaccines' acquisition of a vaccine delivery patent portfolio from the Southern Research Institute / University of Alabama Research Foundation. These expenses did not recur in the second quarter of 2000.

Interest income for the second quarter of 2000 increased by approximately $90 thousand to $198 thousand due to our investment of the proceeds of the equity financing completed in April of this year.

Net loss for the six months ended June 30, 2000 decreased approximately $1.3 million, or 32%, to $2.7 million as compared to a loss of $4.0 million for the six months ended June 30, 1999. Net loss available to common stockholders, which reflects preferred dividends, decreased approximately $1.2 million (26%) to $3.4 million, or $0.29 per share, compared with $4.6 million, or $0.43 per share, for the prior year period.

The lower level of net loss through the first half of 2000 stemmed from reductions in proprietary research and development expenditures, due principally to the absence of significant cancer product development activities, accompanied by lower general and administrative expenses due primarily to the absence of amortization of financial advisory warrants. These expense reductions were partially offset by increased equity in losses in joint ventures.

Proprietary research and development expenditures for the six months ended June 30, 2000 decreased approximately $0.5 million, or 54%, to approximately $0.5 million as compared to the corresponding period ended June 30, 1999. The decline in proprietary research and development expense primarily represents reduced spending on oncology product development. Substantially all proprietary research and development expense in the first six months of 2000 related to development of our

Orasome/TM/ drug delivery system, which we are developing for oral delivery of proteins and peptides, including hormones.

General and administrative expenses for the six months ended June 30, 2000 decreased approximately $0.8 million, or 44%, to approximately $1.0 million as compared to the six months ended June 30, 1999, with substantially all of the decline related to the absence of the cost of amortizing financial advisory warrants issued in association with capital raising transactions in 1997.

For the six months ended June 30, 2000, equity losses from joint ventures increased by approximately $0.1 million, or 6%, to $1.6 million. The increase in equity in losses from joint ventures reflects lower overall joint venture spending offset by the impact of a decline in Elan's contractual share of joint venture losses.

Interest income and realized gain on sale of marketable securities for the six months ended June 30, 2000 increased approximately $67 thousand, to $0.3 million as compared to the six months ended June 30, 1999, with the difference attributable to higher interest rates on investments.


Plan of Operation and Financial Condition

Endorex intends to continue to progress preclinical development of the Orasome/TM/ delivery system for the oral delivery of proteins and peptides, including hormones. Under a research and option agreement with Novo Nordisk, we intend to jointly evaluate the Orasome/TM/ system for delivery of Norditropin(R), Novo Nordisk's brand of human growth hormone, in several animal models. Reflecting our decision to exit the oncology business, we will continue to seek opportunities to realize value from those assets.

During the remainder of 2000, we anticipate that InnoVaccines will begin efforts to scale up production of its first oral vaccine to take into human clinical trials. Additionally, InnoVaccines intends to continue its efforts to develop additional prototype oral vaccines (including flu vaccine) and evaluate them in animal models. In conjunction with Schein Pharmaceutical, Newco will continue its efforts to meet U.S. regulatory requirements and scale up production in preparation for launching the Medipad(R)/iron chelator product.

On June 30, 2000 and December 31, 1999, we had cash, cash equivalents, and marketable securities of approximately $14.2 million and $8.5 million, respectively, and working capital of approximately $12.2 million and $6.9 million, respectively. Endorex has committed credit availability totaling approximately $5.0 million, of which $4.8 million is available from Elan for the purpose of funding Newco. In principle, Elan has agreed to lend up to $2.5 million to Endorex to fund Innovaccines. Documentation of this latter financing has not yet been finalized.

Our current level of activities requires the expenditure of approximately $400,000 per month, including costs associated with the joint ventures. We believe that our current cash resources will be sufficient to support currently planned operations for the next two years. However, we intend, from time to time in the future, to seek to expand our research and development activities into other technologies and/or products that we either may license from other persons or develop. Any such activities may require the expenditure of funds not presently available and may deplete our cash resources sooner than anticipated. We also may seek to obtain funds from possible future public or private sales of our securities or other sources. See Exhibit 99--"Risk Factors."

In April 2000, we completed a private placement that raised gross proceeds of approximately $8.6 million. Net proceeds to the Company were approximately $7.8 million. We intend to use the $7.8 million net proceeds of this financing to fund the development of our drug delivery technologies, to continue our clinical development efforts, and for other general corporate purposes. From April 2000 through June 30, 2000, we have used approximately $1.2 million to fund research and development, including capital improvements and equipment, and operations.

                         PART II. - OTHER INFORMATION


ITEM 2--CHANGES IN SECURITIES

Pursuant to a private placement under Rule 506 of the Securities Act of 1933, as amended, on April 12, 2000 we issued to investors an aggregate of approximately
1.81 million shares of our common stock and warrants to purchase 452,383 shares of our common stock. The warrants issued to these investors are immediately exercisable at $5.91 per share and expire in April 2005. The gross proceeds of the private placement were approximately $8.6 million and the net proceeds were approximately $7.8 million. As part of the compensation received by Paramount Capital, Inc. for its assistance in the private placement, Paramount Capital, Inc. received warrants to purchase 226,190 shares of our common stock. These warrants issued to Paramount Capital, Inc. are exercisable after October 12, 2000 at $5.25 per share and expire in October 2007.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   The Company's Annual Meeting of Stockholders was held on May 17, 2000.

c)   The motions before the stockholders were:


1) To elect seven directors:

                        Votes        Votes    Votes                  Broker
Name of Director         For        Against  Withheld  Abstentions  Nonvotes

Michael S. Rosen      7,971,541      78,381       -           -           -
Richard Dunning       7,971,548      78,374       -           -           -
Steve H. Kanzer       7,971,541      78,381       -           -           -
Paul Rubin            7,971,541      78,381       -           -           -
H. Laurence Shaw      7,971,548      78,374       -           -           -
Kenneth F. Tempero    7,971,541      78,381       -           -           -
Steven Thornton       7,971,548      78,374       -           -           -

    2) To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants for the year ending December 31, 2000:

       Votes For:           9,302,999
       Votes Against:           3,869
       Votes Withheld:            -
       Abstentions:             2,851
       Broker Nonvotes:           -

    3) To approve the amended and restated certificate of incorporation of Endorex Corporation:

       Votes For:           6,158,402
       Votes Against:          60,069
       Votes Withheld:            -
       Abstentions:             8,643
       Broker Nonvotes:           -


ITEM 5 - OTHER INFORMATION

FILING OF AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

On February 8, 2000, the Board of Directors duly adopted resolutions proposing to amend and restate Endorex's Certificate of Incorporation, declaring said amendment and restatement to be advisable and in the best interests of the Company and its stockholders, and authorizing the appropriate corporate officers to solicit the consent of the stockholders. The proposed Amended and Restated Certificate of Incorporation was approved by the stockholders at the annual meeting held on May 17, 2000 and was filed with the Secretary of State of Delaware on June 5, 2000.

The Amended and Restated Certificate of Incorporation restates the previous Certificate of Incorporation and all amendments, corrections and Certificates of Designation into one Amended and Restated Certificate of Incorporation. It also made the following amendments.

     a) Increased the authorized number of shares of preferred stock from 500,000 to 5,000,000 shares.

     b) The previous Article B of the Certificate of Incorporation provided that the election of the directors of the Company need not be made by written ballots, subject to the provisions of the Bylaws of the Company. The Amended and Restated Certificate of Incorporation deletes the language "unless otherwise provided in the Bylaws of the Corporation."

The discussion herein is qualified in its entirety by reference to the Amended and Restated Certificate of Incorporation, which is attached hereto as Exhibit 3.1.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:


     3.1  Amended and Restated Certificate of Incorporation
     4.1 Form of Subscription Agreement by and between the Registrant and each investor dated as of April 11, 2000. (1)
     4.2 Form of Amendment and Supplement to Subscription Agreement entered into by each investor as of April 11, 2000. (1)
     4.3 Form of Second Amendment and Supplement to Subscription Agreement entered into by each investor as of April 11, 2000. (1)
     4.4 Form of Investor Warrant issued to each investor dated as of April 12, 2000. (1)
     4.5 Form of Finder Warrant issued to Paramount Capital, Inc. dated as of April 12, 2000. (1 )
    10.1 Employment Agreement between the Registrant and Michael S. Rosen dated as of May 17, 2000 .
    10.2 Consulting Agreement between the Registrant and Kenneth Tempero, M.D., Ph.D., dated as of May 17, 2000.
    27    Financial Data Schedule
    99.1  Risk Factors

    ____________________
    (1) Incorporated by reference to our Registration Statement on Form S-3 filed with the Commission on May 12, 2000.


b)  Reports on Form 8-K:

          None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ENDOREX CORPORATION

 August 11, 2000            /s/ Michael S. Rosen
                            --------------------
                            Michael S. Rosen
                            President and Chief Executive Officer
                            (principal executive officer)

                            /s/ Frank C. Reid
                            -----------------
 August 11, 2000            Frank C. Reid
                            Vice President, Finance and Corporate Development
                            (principal financial and accounting officer)