Form 10QSB
period 2000-09-30
ENDOREX CORP
filed 2000-11-13
CIK 812796

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2000

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

                             Yes  [X]    No   [ ]

At November 13, 2000, 12,741,858 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]    No   [X]

                        PART I. - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                     September 30  December 31
                                                         2000         1999
ASSETS
Current assets:
 Cash and cash equivalents                           $ 10,337,263  $  4,995,906
 Marketable securities - available for sale             3,015,443     3,547,847
 Receivable - option sale                                 250,000
 Prepaid expenses                                         177,346       102,546
                                                     ------------  ------------
   Total current assets                                13,780,052     8,646,299
Leasehold improvements and equipment,
 net of accumulated amortization of $761,358              388,870       448,951
Patent issuance costs, net of accumulated
 amortization of $9,940                                   240,818       176,875
                                                     ------------  ------------
TOTAL ASSETS                                         $ 14,409,740  $  9,272,125
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses               $    327,394  $    496,889
 Deferred Income-Sale of Option                           250,000
 Accrued compensation                                     131,094       184,508
 Due to joint ventures                                  1,826,001       942,333
 Current portion of line of credit                        112,698       110,342
                                                     ------------  ------------
    Total current liabilities                           2,647,187     1,734,072
Long-term liabilities:
 Long-term portion of line of credit                      235,620       281,899
                                                     ------------  ------------
    Total long-term liabilities                           235,620     2,015,971
                                                     ------------  ------------
      Total Liabilities                                 2,882,807     2,015,971

Series C exchangeable convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares; 91,218
 issued and outstanding at liquidation value            9,505,034     9,027,012
Stockholders' equity:
Preferred stock, $.001 par value.  Authorized
4,600,000 shares; none issued and outstanding                 --            --
Series B convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares;
 92,973 issued & outstanding at liquidation value       9,854,122     9,297,300
Common stock, $.001 par value.  Authorized
 50,000,000 shares; 12,860,500 issued,
  and 12,741,858outstanding                                12,861        10,878
Additional paid-in capital                             40,752,382    33,659,131
Unearned compensation                                     (21,902)           --
Deficit accumulated during the development stage      (48,131,539)  (44,294,417)
Unrealized gain/(loss) on marketable securities              (275)           --
                                                     ------------  ------------
                                                        2,465,649    (1,327,108)
Less:
 Treasury stock, at cost, 118,642 shares                 (443,750)     (443,750)
                                                     ------------  ------------
     Total Stockholders' Equity                         2,021,899    (1,770,858)
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 14,409,740  $  9,272,125
                                                     ============  ============

         See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Cumulative from
                                           Nine Months                February 15, 1985
                                       Ended September 30,           (date of inception)
                                      2000              1999        to September 30, 2000
Revenue:
SBIR contract revenue             $        --       $        --         $    100,000

Expenses:
SBIR contract
 research and
 development                               --                --               86,168
Proprietary research
 and development                      673,044         1,358,941           14,549,307
General and
 administrative                     1,473,260         2,576,567           12,443,537
                                  -----------       -----------         ------------
Total operating expenses            2,146,304         3,935,508           26,979,013
                                  -----------       -----------         ------------
  Loss from operations             (2,146,304)       (3,935,508)         (27,079,013)

Equity losses in
 joint ventures                    (2,201,706)       (1,984,431)         (22,165,588)
Other income                               --                --                5,302
Interest income                       549,527           370,365            2,844,042
Interest expense                      (38,637)          (38,338)            (300,057)
                                  -----------       -----------         ------------
  Net loss                         (3,837,120)       (5,587,912)         (46,595,315)
  Preferred stock dividends        (1,034,844)         (928,260)          (3,033,444)
                                  -----------       -----------         ------------
  Net loss available to common
   stockholders                   $(4,871,964)      $(6,516,172)        $(49,628,759)
                                  ===========       ===========         ============
Basic and diluted
 net loss per share
 available to common
 stockholders                     $     (0.41)      $     (0.61)        $     (16.71)
Basic and diluted
 weighted average common
 shares outstanding                12,009,995        10,755,319            2,970,011

         See accompanying condensed notes to financial statements.

     ENDOREX CORPORATION
                   (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                         Three Months
                                      Ended September 30,
                                       2000         1999
Revenue:
SBIR contract revenue               $       --    $        --

Expenses:
SBIR contract
 research and
 development                                 --            --
Proprietary research
 and development                        204,851       334,446
General and
 administrative                         491,739       836,821
                                    -----------   -----------
Total operating expenses                696,590     1,171,267
                                    -----------   -----------
  Loss from operations                 (696,590)   (1,171,267)

Equity in losses from
 joint ventures                        (622,850)     (492,580)
Other Income                                 --            --
Interest income                         228,562       116,000
Interest expense                        (15,618)      (12,820)
                                    -----------   -----------
  Net loss                           (1,106,496)   (1,560,667)
  Preferred stock dividends            (347,466)     (309,910)
                                    ------------  -----------
  Net loss available to common
  stockholders                      $(1,453,962)  $(1,870,577)
                                    ===========   ===========
Basic and diluted
net loss per share
available to common
stockholders                        $     (0.11)  $     (0.17)
Basic and diluted
weighted average common
shares outstanding                   12,741,858    10,755,319


         See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Cumulative from
                                              Nine Months            February 15, 1985
                                         Ended September 30,        (date of inception)
                                          2000          1999   to    September 30, 2000
Net cash used in operating
 activities                           $(1,732,681)  $(2,282,588)        $(17,405,152)
                                      -----------   -----------         ------------
INVESTING ACTIVITIES:
 Patent issuance cost                     (68,795)     (129,181)            (745,308)
 Investment in joint ventures          (1,329,755)   (1,626,826)         (21,293,638)
 Organizational costs
  incurred                                     --            --                 (135)
 Purchases of leasehold
  improvements                                 --            --             (695,613)
 Purchases of office and
  lab equipment                           (52,236)     (125,518)            (963,512)
 Proceeds from
   Assets sold                                 --            --                4,790
 Purchases of marketable
  Securities - available for
  sale                                 (4,967,596)   (4,095,000)         (10,580,695)
 Proceeds from sale of marketable
  securities - available for
  sale                                  5,500,000     2,045,000            7,675,496
                                      -----------   -----------         ------------
Net cash used in
 investing activities                  (  918,382)   (3,931,525)         (26,598,615)
                                      -----------   -----------         ------------
FINANCING ACTIVITIES:
 Net proceeds from issuance
  of common stock, net of costs         7,791,239            --           37,815,961
 Net proceeds from issuance
  of preferred stock                           --            --           16,325,712
 Proceeds from exercise
  of options                              215,888            --              417,226
 Proceeds from borrowings
  under line of credit                     77,193        95,774            1,228,106
 Repayment of borrowings
  under line of credit                   (121,116)      (69,564)            (879,788)
 Proceeds from notes
  payable                                                53,706              342,300
 Repayments on notes
  payable                                               (23,521)            (342,300)
 Repayment of long-
  term note receivable                         --            --               50,315
 Repayment of note
  payable issued in
  exchange for legal
  service                                      --            --              (71,968)
 Purchase and retirement
  of common stock                              --            --             (130,000)
 Purchase of treasury stock                    --            --             (443,750)
                                      -----------   -----------         ------------
Net cash provided by
 financing activities                   7,963,204        56,395           54,311,814
                                      -----------   -----------         ------------
Net increase (decrease)
 in cash and cash
 equivalents                            5,312,141    (6,157,718)          10,308,047
Cash and cash equivalents at
 beginning of periods                   4,995,906    12,202,415                   --
                                      -----------   -----------         ------------
Cash and cash equivalents at
 end of periods                       $10,308,047   $ 6,044,697         $ 10,308,047
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


                                             For the Nine Months Ended
                                                      September 30,
                                                2000          1999
                                             -----------   -----------

InnoVaccines, net of Endorex mark up on
 billings to InnoVaccines..................  $(2,890,170)  $(3,085,690)
Newco, net of Endorex mark up on billings
 to Newco..................................     (243,723)            -
                                             -----------   -----------
Total net loss.............................  $(3,133,893)  $(3,085,690)
                                             ===========   ===========
Reconciliation to equity in losses from
 joint ventures:
Total joint venture net losses.............  $(3,133,893)  $(3,085,690)
Less: Elan minority interest...............      932,188     1,101,259
                                             -----------   -----------
Equity in losses from joint ventures.......  $(2,201,705)  $(1,984,431)
                                             ===========   ===========

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation. The reclassifications did not impact previously reported net loss or deficit accumulated during the development stage.

COMMON STOCK PRIVATE PLACEMENT

On April 12, 2000, we completed a private placement of common stock and warrants with domestic and foreign institutional investors. Gross proceeds were approximately $8.6 million. The private placement consisted of approximately
1.81 million newly issued common shares priced at $4.725 per share and warrants to purchase 452,383 common shares at $5.91 per share. These warrants are immediately exercisable and expire in April 2005. In partial consideration for its services in assisting us through the capital raising process, Paramount Capital, Inc. received warrants to purchase 226,190 common shares at $5.25 per share. These warrants became exercisable on October 12, 2000, expire in October 2007, and the warrants may be called if the closing bid price of our common stock has equaled or exceeded $13.125 per share for at least 20 consecutive trading days. We intend to use the approximately $7.8 million net proceeds of this financing to fund the development of our drug delivery technologies, to continue our clinical development efforts, and for other general corporate purposes.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes and our Annual Report on Form 10-KSB. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe-harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in
Exhibit 99 "Risk Factors" of this Form 10-QSB, which may cause actual results to differ materially from those discussed in any forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" "plans" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the SEC. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Endorex is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

Material Changes in Results of Operations

For the three-month period ended September 30, 2000, net loss decreased approximately $0.5 million, or 29%, to $1.1 million as compared to a loss of $1.6 million for the three months ended September 30, 1999. After giving effect to dividends on preferred stock, which are paid in additional preferred shares, net loss available to common stockholders decreased approximately $0.4 million, or 22%, to $1.5 million, or $0.11 per share, compared with $1.9 million, or $0.17 per share, for the prior year period. Net loss decreased due primarily to greater interest income, the reduction in expenses related to the company's oncology program and to lower levels of general and administrative expenses. These reductions were partially offset by higher equity losses in joint ventures.

Proprietary research and development expenditures for the three months ended September 30, 2000 decreased approximately $0.1 million, or 39%, compared with $0.3 million for the corresponding period ended September 30, 1999. On March 1, 2000 we announced our decision to divest our oncology business. As a result, there was a reduction in spending on cancer-related programs during the third quarter of 2000 versus 1999, although spending for drug delivery programs increased during this period.

General and administrative expenses for the three months ended September 30, 2000 decreased $0.3 million, or 41%, to $0.5 million as compared to the three months ended September 30, 1999. During the third quarter of 1999 general and administrative expense included approximately $0.4 million of amortization of the cost of financial advisory warrants issued in association with capital raising transactions in 1997. These warrants were fully amortized as of the beginning of 2000, resulting in a decrease in general and administrative expenses during 2000.

We have two joint ventures with Elan. InnoVaccines is developing the Orasome(TM) delivery system for oral and mucosal vaccines. Newco is developing Elan's Medipad(R) drug delivery system, which consists of a small, disposable drug delivery system that combines a microinfusion pump with the convenience of patch technology, for the delivery of iron chelation drugs. Our share of research and development expenditures through these joint ventures is recorded as equity in losses from joint ventures. During the third quarter of 2000, equity in losses from joint venture activities increased by approximately $0.1 million, or 26%, to $0.6 compared to the same period of 1999. The increase was due to increased spending in both the MEDIPAD(R)/iron chelator and Orasome(TM) development initiatives.


Interest income for the third quarter of 2000 increased by approximately $113,000 to $229,000, due to the effect of increased investment funds arising from the April 2000 equity financing.

On September 30, 2000 Endorex and a subsidiary entered into an agreement with an undisclosed third party whereby that third party purchased for a non-refundable $250,000 an option to acquire one of our cancer products and related assets, including intellectual property. The terms and price of option exercise have been negotiated. This option payment will be recognized as income when additional clinical data have been received by the third party, per the terms of the agreement. We anticipate the delivery of the required data and the third party's decision regarding the exercise of this option to occur prior to the end of the calendar year.

Net loss for the nine months ended September 30, 2000 decreased approximately $1.8 million, or 31%, to $3.8 million as compared to a loss of $5.6 million for the nine months ended September 30, 1999. Net loss available to common stockholders, which reflects preferred dividends, decreased approximately $1.6 million, or 25%, to $4.9 million, or $0.41 per share, compared with $6.5 million, or $0.61 per share, for the prior year period.

The lower level of net loss through the third quarter of 2000 stemmed from reductions in proprietary research and development expenditures (primarily in oncology development), accompanied by lower general and administrative expenses due primarily to decreased amortization of financial advisory warrants. These expense reductions were partially offset by increased equity in losses in joint ventures, reflecting higher levels of spending by Endorex and Elan on behalf of InnoVaccines and Newco.

Proprietary research and development expenditures for the nine months ended September 30, 2000 decreased approximately $0.7 million, or 50%, to $0.7 million as compared to the corresponding period ended September 30, 1999. The decline in proprietary research and development expense represents reduced spending on oncology product development partially offset by higher spending on other proprietary programs.

General and administrative expenses for the nine months ended September 30, 2000 decreased approximately $1.1 million, or 43%, to $1.5 million, as compared to the nine months ended September 30, 1999. Substantially all the decline is related to the reduced costs of amortizing financial advisory warrants issued in association with capital raising transactions in 1997.

For the nine months ended September 30, 2000, equity losses from joint ventures increased by approximately $0.2 million, or 11%, to $2.2 million as research and development expenditures for both InnoVaccines and Newco increased over the levels for the nine months ended September 30, 1999.

Interest income for the nine months ended September 30, 2000 increased approximately $180,000, to $0.5 million as compared to the nine months ended September 30, 1999. This difference was attributable to higher interest rates on investments and increased investment balances from the net proceeds of equity issued in April of 2000.

Endorex has hired Steve J. Koulogeorge as Controller/Assistant Treasurer. Mr. Koulogeorge has an MBA from DePaul University and a B.S. in Finance from Drake University. He is also a Certified Public Account in the State of Illinois. Prior to joining Endorex, he spent approximately six years in accounting positions with Kraft General Foods, eight years in progressively responsible financial and accounting positions at Kraft/Alliant Foodservice Corp., and approximately five years in financial reporting and control positions with Illinois Tool Works.


Plan of Operation and Financial Condition

Endorex intends to continue to progress preclinical development of the Orasome/TM/ delivery system for the oral and nasal delivery of proteins and peptides, including hormones. Under our research and option agreement with Novo Nordisk, we expect to continue to evaluate the Orasome/TM/ system for delivery of Norditropin(R), Novo Nordisk's brand of human growth hormone, in preparation for animal trials anticipated to begin in the fourth quarter of 2000. Based in part on the results of the animal trials, Novo Nordisk is expected to determine whether to license our Orasome(TM) technology.

Endorex anticipates that InnoVaccines will continue efforts to develop prototype oral and nasal tetanus, hepatitis B and flu vaccines, evaluate them in animal models, and prepare for scale up activities that would be necessary to begin clinical trials. In addition to its activities using the Orasome(TM) technology, some of this vaccine research and development will occur under a program initiated with the Southern Research Institute (SRI) using a delivery system licensed from SRI in 1999. Additionally, InnoVaccines expects to continue screening and testing new ligands for use in targeting Orasomal-based oral or nasal vaccines to key sites in the mucosal tract. In conjunction with Schein Pharmaceutical, which was recently acquired by Watson Laboratories, Newco expects to continue its efforts to meet regulatory approvals required prior to commercialization of its Medipad(R)/iron chelator product in the U.S. Newco also expects to continue discussions underway with several companies regarding marketing this product in key international markets.

On September 30, 2000 and December 31, 1999, we had cash, cash equivalents, and marketable securities of approximately $13.3 million and $8.5 million, respectively, and working capital of approximately $11.4 million and $6.9 million, respectively. Included in current assets as of September 30, 2000 is a $250,000 receivable that represents the deferred income from our sale of an option to acquire one of our oncology products.

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

In April 2000, we completed a private placement that raised gross proceeds of approximately $8.6 million. We intend to use the $7.8 million net proceeds of this financing to fund the development of our drug delivery technologies, to continue our clinical development efforts, and for other general corporate purposes. From April 2000 through September 30, 2000, we have used approximately $1.8 million to fund research and development, including capital improvements and equipment, and operations.



                         PART II. - OTHER INFORMATION


ITEM 2--CHANGES IN SECURITIES

Pursuant to a private placement under Rule 506 of the Securities Act of 1933, as amended, on April 12, 2000 we issued to investors an aggregate of approximately
1.81 million shares of our common stock and warrants to purchase 452,383 shares of our common stock. The warrants issued to these investors are immediately exercisable at $5.91 per share and expire in April 2005. The gross proceeds of the private placement were approximately $8.6 million and the net proceeds were approximately $7.8 million. As part of the compensation received by Paramount Capital, Inc. for its assistance in the private placement, Paramount Capital, Inc. received warrants to purchase 226,190 shares of our common stock. These warrants issued to Paramount Capital, Inc. expire in October 2007.

ITEM 5 - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:


27      Financial Data Schedule
99.1    Risk Factors

     ____________________


b)   Reports on Form 8-K:   A current report on Form 8-K was filed with the
Securities and Exchange Commission by Endorex on November 9/th/, 2000 to report the dismissal of PricewaterhouseCoopers LLP and engagement of Ernst and Young LLP, Endorex's new independent public accountant.



SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ENDOREX CORPORATION

 November 13, 2000            /s/ Michael S. Rosen
                              --------------------
                           Michael S. Rosen
                           President and Chief Executive Officer
                           (principal executive officer)

                              /s/ Frank C. Reid
 November 13, 2000         Frank C. Reid
                           Vice President, Finance and Corporate Development
                           (principal financial and accounting officer)