Form 10KSB/A
period 1999-12-31
ENDOREX CORP
filed 2000-11-27
CIK 812796

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                 FORM 10-KSB/A

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

                      Documents Incorporated by Reference

   The definitive proxy statement of Endorex Corporation in connection with the annual meeting held on May 17, 2000 is incorporated by reference into Part III of this Form 10-KSB.

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

The Schein Pharmaceutical Agreement

   Effective February 2nd 2000, Endorex Newco, Ltd., a joint venture between Endorex and Elan Corporation, plc, entered into a license, co-development and supply agreement with Schein Pharmaceutical (Bermuda) Ltd, an affiliate of Schein Pharmaceutical, Inc. Under the terms of this agreement, Endorex Newco granted to Schein exclusive worldwide license to utilize and commercialize MEDIPAD(R) in combination with a Schein iron chelator. Subsequent to the date of the agreement, Watson Pharmaceuticals, Inc. acquired 100% ownership of Schein Pharmaceutical, Inc.

   Under the license, co-development and supply agreement, Endorex Newco is responsible for development of the MEDIPAD(R) delivery system, for use with Schein's iron chelator product, in accordance with product specifications as defined jointly by Endorex Newco and Schein. Schein is responsible for the development, sourcing and supply of the iron chelator compound. Schein will also be responsible for the packaging, selling and distribution of the MEDIPAD(R)/iron chelator product in the U.S. Subject to approval of Endorex Newco, Schein may sublicense commercialization of the MEDIPAD(R)/iron chelator product in countries outside of the U.S.

   Costs and royalties associated with the license, co-development and supply agreement are as follows:

  . Endorex Newco will supply MEDIPAD(R) product to Schein at manufacturing cost.

  . Development costs are shared between Endorex Newco and Schein, with Endorex Newco bearing substantially all of the costs of developing the MEDIPAD(R) system and Schein bearing substantially all of the costs of developing the iron chelator.

  . Costs of any clinical trials on the MEDIPAD(R) or the MEDIPAD(R)/iron chelator product will generally be shared.

  . Schein is responsible for the costs of regulatory filings for the MEDIPAD(R)/iron chelator product.

  . Schein will remit to Endorex Newco a license royalty fee based on the operating profit from MEDIPAD(R)/iron chelator product sales.

  . Endorex Newco is entitled to share in any fees received by Schein for sub-licenses granted.

   Endorex Newco's development costs throughout the remainder of the year 2000 are not expected to exceed $500,000. Endorex will recognize approximately 80% of these costs, due to its 80% interest in Endorex Newco.

   The license, co-development and supply agreement has an initial term of 10 years from the date of MEDIPAD(R)/iron chelator product launch (on a country by country basis) subject to automatic, 2-year renewal periods. After the expiration of the initial 10-year period, either party may terminate the license, co-development and supply agreement by providing two years' notice.

   Either party may terminate the license, co-development and supply agreement if the other party goes into liquidation or bankruptcy or breaches the agreement, without curing. In addition, Newco may terminate the agreement.

  . If Schein fails in its performance obligations regarding supply of the iron chelator,

  . If Schein fails to file for U.S. regulatory approval of the MEDIPAD(R)/iron chelator product within 6 months of the completion of its development,

  . If Schein fails to effect a timely commercial launch of the product in the U.S.,

  . If Schein notifies Endorex Newco that it does not wish to commercialize the MEDIPAD/iron chelator product, or

  . If a technological competitor of Endorex Newco acquires 25% or more of Schein or, alternatively, if Schein acquires 25% or more of a technological competitor.

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

 10.21* Development License and Supply Agreement, dated February 2, 2000, between Endorex Newco, Ltd. and Schein Pharmaceutical (Bermuda), Ltd.

 10.22  Employment Agreement, dated February 8, 2000, between Endorex
        Corporation and Frank C. Reid. (12)

 10.23  Letter Agreement, dated March 13, 2000, between Endorex Corporation and
        David Franckowiak. (12)

 21     Subsidiaries of Endorex. (12)

 23.1 Consent of PricewaterhouseCoopers LLP, independent certified public accountants.

 27     Financial Data Schedule.

--------
+ Endorex was granted Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
* Endorex has applied for Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
 (1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-13492).
 (2) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1989.
 (3) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
 (4) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996.
 (5) Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996.
 (6) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1996.

 (7) Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.
 (8) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the period ended December 31, 1997.
 (9) Incorporated by reference to our Registration Statement on Form S-8 dated September 23, 1998.
(10) Incorporated by reference to our Quarterly Report on Form 10-QSB, for the fiscal quarter ended September 30, 1998.
(11) Incorporated by reference to our Registration Statement on Form 10-KSB, for the period ended December 31, 1998.
(12) Incorporated by reference to the initial filing of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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
                    =========                       =======

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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