Form 10KSB
period 2000-12-31
ENDOREX CORP
filed 2001-04-02
CIK 812796

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

                  For the fiscal year ended December 31, 2000

                                      OR

  [_]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from  to

                          Commission File No. 1-14778

                               ----------------

                              ENDOREX CORPORATION
                (Name of small business issuer in its charter)

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

        Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each Exchange
                Title of each class                      on Which registered
                -------------------                     ---------------------
      Common Stock, par value $.001 per share          American Stock Exchange

   Securities registered under Section 12(g) of the Securities Exchange Act:

                               (Title of class)
                                   --------
                                     None

                               ----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Revenues for its most recent fiscal year were: $ 0

   The aggregate market value of the common stock held by non-affiliates computed by reference to the closing price of such stock, as of March 1, 2001, was $12,470,000. Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

   At March 1, 2001, 12,741,858 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

   Transitional Small Business Issuer:  Yes  [_]  No  [X]

                      Documents Incorporated by Reference

   The definitive proxy statement of Endorex Corporation in connection with the 2001 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-KSB.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

The Company

   We are a development stage drug delivery company incorporated in 1987 in the state of Delaware under our former name Immunotherapeutics, Inc. Immunotherapeutics, Inc. was a wholly owned subsidiary of Biological Therapeutics, Inc., a North Dakota corporation formed in 1984. Biological Therapeutics, Inc. commenced operations in 1985 and in 1987 was merged with and into Immunotherapeutics, Inc. with Immunotherapeutics continuing as the surviving entity. The original technology was peptide-based immunomodulators formulated in liposomes for the treatment of various types of cancer. During the period of 1987 to 1996, the company was headquartered in Fargo, North Dakota. In 1996, we changed our name to Endorex Corporation to reflect the change in direction of the company after a majority ownership of the company was acquired by the Aries Funds, managed by Paramount Capital Inc. and a new management team, including a new president and chief executive officer, and board of directors was brought on board to change the direction of the company. The new management team established executive offices in Lake Bluff, Illinois, a Chicago suburb, at that time and than later relocated all company operations to its new headquarters in Lake Forest, Illinois in early 1998.

   In December 1996, we began shifting the direction of the company into drug delivery when we licensed a new drug delivery system from the Massachusetts Institute of Technology ("MIT"). This new delivery system enables the oral delivery of protein and peptide-based drugs and vaccines, which normally would be delivered via injection. This delivery system is based on novel liposomes which are than polymerized increasing the ability of the liposome to withstand the acids and enzymatic activity of the stomach and upper gastrointestinal tract and thereby protecting the protein or peptide-based drug from degradation. We began development of this delivery system in 1997, which we have called the Orasome(TM) system.

   In 1997, we licensed a new cancer drug from the Wisconsin Alumni Research Foundation ("WARF") which is the repository of new technology and intellectual property of the University of Wisconsin-Madison. This drug, perillyl alcohol ("POH") was completing phase 1 clinical trials in cancer patients and about to enter multiple phase 2 trials for different types of cancer.

   In 1998 we formed two drug delivery joint ventures with Elan Corporation, plc ("Elan"), one of the world's leading drug delivery companies. The purpose of the first joint venture, InnoVaccines Corporation ("InnoVaccines") is to research, develop and commercialize novel delivery systems for the human and veterinary vaccine markets. With Elan, we initiated evaluation of the oral and nasal delivery of a tetanus vaccine and a vaccine adjuvant with two different delivery systems. The second joint venture, Endorex Newco, Ltd. ("Newco"), focuses on the utilization of the MEDIPAD(R) microinfusion pump, developed by Elan, to deliver iron chelators for the treatment of a series of genetic blood disorders known as iron overload disorders.

   Also in 1998, we listed the company on the American Stock Exchange.

   In 1999, together with Elan, we acquired from Vaxcel, Inc. the exclusive license rights to an additional oral vaccine delivery technology and a portfolio of intellectual property owned by and invented at the Southern Research Institute ("SRI") and the University of Alabama at Birmingham ("UAB"). At the end of 1999, we entered into a research and option agreement with Novo Nordisk A/S (Novo)for the development of an oral form of Novo's human growth hormone product Norditropin(R), based on our previous research efforts with human growth hormone. Also in 1999, our vaccine JV with Elan in-licensed from Elan a tissue targeting technology for potentially enhancing the uptake of oral and/or nasal vaccines.

   In 2000, we announced our decision to refocus the strategic direction of the company out of the development of oncology products and concentrate on drug delivery, and began the process of exiting our oncology product development. Our Endorex Newco, Ltd. JV also entered into a license agreement with Schein Pharmaceutical Inc. ("Schein"), Inc for the worldwide development and marketing of the MEDIPAD(R) microinfusion pump for the delivery of an initial Schein iron chelator under development for the treatment of iron overload disorders. In May of 2000, Schein announced its merger with Watson Pharmaceuticals Inc. ("Watson") which was completed later in 2000. We also began evaluation of the SRI/UAB vaccine technology for an oral tetanus vaccine together with a vaccine adjuvant.

Business Strategy

   Our objective is to be a leader in developing orally and nasally administered formulations of therapeutic macromolecular drugs and other compounds currently available only by injection. Our business strategy includes entering into strategic alliances with pharmaceutical and biotech partners who have marketed products, or compounds in development that would benefit from our oral and nasal delivery technology. We believe the benefit for such partners would be creation of a new differentiated product form, which could potentially enhance patient compliance via the easier to use format, and extend our partners' product life by access to our patented technology. We will also look to develop our core drug delivery expertise, lipid-based systems, to create other delivery systems to enhance the therapeutic use of our partner's products. When necessary, we will look to in-license and develop compatible drug delivery systems from other institutions to enhance our delivery capability and portfolio, as was done with SRI and UAB. Finally, we will seek to develop our own product candidates for out-licensing at a more developed stage, allowing us to retain a larger share of the potential profits.

The Drug Delivery Industry

   The Drug Delivery industry was created to improve the overall delivery of drugs into the body thus enhancing patient compliance, quality of life and ease-of-use in taking medicines. Additionally, drug delivery has been used by major pharmaceutical companies to extend the life of existing pharmaceutical products with a new differentiated form and new patents. As the drug delivery industry has grown and become more specialized, different companies have focused on core technologies to deliver drugs in unique ways: transdermal (through the skin), nasal (through the nose), implant (delayed release of injections for weeks or months at a time), and oral (either liquid, pills, or a spray into the mouth) delivery comprise some of the new delivery pathways. Generally speaking, the regulatory hurdles for approval of a drug delivery system are less stringent than that of a new chemical entity or new pharmaceutical product because most drug delivery companies look at delivering already approved and marketed drugs where the safety and efficacy of the drug has been established.

   One of the most difficult challenges of drug delivery has been to deliver macromolecular drugs, the chemical structure of which is much larger than traditional "small molecule" drugs. These drugs are based on peptides or proteins and today mostly available only in injectable form, although there are various companies testing in humans pulmonary, nasal, and transdermal delivery of these drugs. Many patients find injectable therapies unpleasant due to the pain associated with the injection and the resultant fear of the needle. When injectable therapy is necessary for chronic and subchronic diseases, patient acceptance and compliance with this type of therapy often decreases. Poor acceptance and compliance can lead to increased incidence of medical complications and potentially higher health costs. Additionally, studies from the Center for Disease Control ("CDC") have demonstrated that in the case of administering injectable vaccines, the actual cost of the vaccine itself is small part of the total cost of administering the injection; most of the cost is related to the cost of medical personnel administering the injection, the syringe, disposal of the syringe, etc.

   While all of these new delivery options mentioned above offer advantages for the patient over the traditional injectable format, oral delivery is the patient-preferred format due to simplicity of use. However, from a technical perspective oral delivery of this class of drugs has been extremely difficult, due to low bioavailability of oral delivery systems to date versus the injectable version and the fragility of these drugs to withstand transit through the stomach and upper gastrointestinal tract intact (without degradation--destroying a therapeutic effect of the drug).

Endorex's Oral and Nasal Drug and Vaccine Delivery Technology

   Our proprietary oral and nasal drug delivery technology resides in our potential ability to convert injectable-only therapy into the patient-preferred format of oral therapy. This conversion process includes encapsulating protein and/or peptide-based (large molecule or macromolecular) drugs for oral delivery using proprietary patented technology from MIT. Many vaccines and macromolecular drugs are exceptionally fragile and thus cannot survive the digestive action of the gastrointestinal ("GI") tract. By employing the Orasome system, a specially engineered, polymerized liposome-based technology for entrapment of protein or peptide-based vaccines and drugs, many of these agents might be made orally available at therapeutic levels. We are developing core lipid-based technology for a new generation of drugs and vaccines that may be taken by mouth, thereby replacing painful injections and increasing patient compliance. Applications of this technology under development by us could enable preparation of oral formulations of peptide hormones, such as insulin and human growth hormone, other sensitive peptide drugs and proteins, and nucleic acids ("DNA"). Virtually all of these compounds are currently given to patients solely via injection.

   The market for such technology is very large and growing quickly. As estimated by the investment banking firm of S. G. Cowen and Company, expected sales of protein and peptide based injectable drugs could reach $18.5 billion in 2001, and includes such drug categories as monoclonal antibodies, insulin, growth factors, vaccines, colony stimulating factors, hormones, etc.

   The Orasome system represents a series of improvements in encapsulation technology resulting in properties that we believe enable efficient uptake by crucial cells in the GI tract. Because of the unique ability of polymerized liposomes to withstand the activity of bile salts, digestive enzymes, and gastric acids, this proprietary liposomal technology may be utilized practically and commercially for the oral delivery of many therapeutics, including both water soluble and water insoluble drugs.

   Orasomes encapsulate sensitive drugs and hold them within a membrane envelope that is resistant to the environmental stress of the GI tract. Orasomes can also be engineered to release contents in a controlled fashion and to contain surface ligands (or biological "magnets") capable of targeting specific receptors in the intestine and other tissues. By comparison, conventional liposomes appear to be chemically and physically unstable and tend to be unsuitable for oral delivery because they degrade rapidly upon introduction into the GI tract. If the encapsulated drug or vaccine is released into this environment, the active material is destroyed and the therapeutic effect negated. In vitro studies with Orasomes have demonstrated high stability under harsh conditions similar to conditions found in the human intestinal tract, such as exposure to acidic pH, simulated bile salts, and detergents.

   Conventional liposomal formulations have been scaled up and manufactured commercially. Examples of such formulations include the cancer drugs liposomal doxorubicin and liposomal daunorubicin as well as the anti-fungal agent liposomal amphotericin B, which have been approved by the U.S. Food and Drug Administration ("FDA") and are currently being marketed.

   We believe that the Orasome system is a platform technology that has the potential to satisfy a number of criteria necessary for a successful drug delivery system, including:

  --Flexibility for incorporation of numerous types of drugs and vaccines
   (both water soluble and insoluble drugs, as well as drugs of various molecular weight ranges and size);

  --Stability of the drug or vaccine through the GI tract

  --Enhanced mucosal uptake of the drug or vaccine

  --Compatibility of the delivery system with current manufacturing methodology

  --No apparent toxicity of the Orasomes in animal studies to date.

Advances to the Oral Drug Delivery Technology Made in Fiscal 2000

   We have demonstrated the bioavailability and bioactivity of using Orasomes for oral delivery of selected drugs in animal models as well as the stimulation of an appropriate and acceptable immune response of selected oral vaccines in similar models. Two of the selected drugs for which Orasomes have been used successfully in animal models for oral delivery is human growth hormone ("hGH") and insulin. We believe an oral version of hGH should provide product differentiation along with the convenience and improved compliance that accompanies oral delivery. Daily oral delivery should offer an attractive alternative to multiple weekly injections or slow release formulations, particularly for chronic therapies such as insulin or human growth hormone. Animal studies have shown that delivery of hGH in is detected in blood serum after oral delivery in Orasomes; similarly insulin delivered orally in Orasomes decreased blood sugar level in animals.

   During 2000, advances in the Orasome technology were made in the area of process development and scaleup as well as initial toxicology studies. A key criteria for initiating clinical trials is production of batches of product and obtaining batch to batch consistency of results of quantities sufficient for clinical trials. This was achieved during 2000 as well as enhancements in loading of the drug "payload" (amount of the drug to be encapsulated in the liposomes). Additionally recent toxicology tests demonstrated that the Orasomes are not mutagenic in animals, which is a key test required by the FDA to assess the impact of a delivery system or drug to significantly impact or alter the chromasomes of DNA. We believe additional toxicology testing necessary for initiating phase 1 clinical trials will be completed during 2001 to demonstrate the safety of this technology. Also during 2000 and early 2001, 4 patents on the Orasome technology were issued in the United States, in addition to one U.S. patent for the SRI/UAB vaccine delivery technology. Our company's drug and vaccine delivery intellectual property portfolio now includes 11 U.S. patents and over 45 international patents.

Product Candidates Currently in Development

Product Candidate     Therapeutic Area     Development Status          Partner
-----------------     ----------------     ------------------          -------
Oral Insulin       Diabetes                   Preclinical     Self developed

Oral Human Growth  Growth Disorders           Preclinical     Novo Nordisk A/S
Hormone

Oral tetanus       Infectious Diseases        Preclinical     Elan Corporation
vaccine

Intranasal         Infectious Diseases        Preclinical     Elan Corporation
tetanus vaccine

Oral Influenza     Infectious Diseases        Preclinical     Elan Corporation/
vaccine                                                       Southern Research
                                                              Institute

Medipad(R) Iron    Iron Overload Disorders    Clinical        Watson Pharmaceutical/Elan
chelator (drug     (Beta-Thalassemia &
undisclosed)       Sickle cell Anemia)

Perillyl alcohol   Breast Cancer              Phase I & II    Self developed and
("POH")            Prostate Cancer                            National Cancer Institute
                   Pancreatic Cancer

ImmTher(R)         Ewings sarcoma             Phase II        Self developed
(muramyldipeptide
immunomodulator)

Growth Disorders

Oral Human Growth Hormone

   Worldwide sales of human growth hormone are estimated to be about $1.7 billion and this injectable product is marketed by 5 major pharmaceutical companies. Recently, one company, Genentech, has introduced to the market an implant hGH product which will still require periodic injections, but lessens the number of injections needed. At the end of 1999, we signed a research and option agreement with Novo Nordisk A/S, a leading player in the hGH market to evaluate the oral delivery of Novo's brand of hGH Norditropin(R). Novo Nordisk has the option to exclusively license on a worldwide basis the Orasome technology for Norditropin(R). During 2000 and early 2001, we have tested oral versions of different formulations of hGH in two animal models (mice and rats) and improved our process for manufacturing hGh in Orasomes and loading of the hGH in Orasomes. Depending on the results of these ongoing studies, Novo will continue to evaluate oral hGH using the Orasome system in higher mammal studies later this year in order to make a decision on licensing this technology and proceeding with further development. Under the terms of the option agreement Novo has a specified period of time to complete this decision process and negotiate a license agreement once they have initiated these higher mammal studies.

Infectious Diseases

Oral Vaccines

   According to a Frost & Sullivan market research report on human vaccines, the worldwide vaccine market was projected at $6 billion in 2000. In order to participate in this market with new delivery alternatives, in 1998 we established a joint venture with Elan Corporation, InnoVaccines, Inc., for the research, development and commercialization of oral and mucosal vaccines.

   During the last 3 years, InnoVaccines has been evaluating two vaccine delivery systems for oral and intranasal delivery. Additionally, the JV acquired in 1999 the rights to an additional oral vaccine delivery technology. Furthermore, Elan has added to the joint venture targeting technology for targeting vaccines to key mucosal sites. During 2000, the joint venture has labored on the screening and identification of key ligands (biological "magnets" or "hooks") for conjugating (or attaching) to the surface of the Orasomes, while further in vivo work on the Orasomes and a selected vaccine candidate, the tetanus vaccine has been carried out with the addition of various vaccine adjuvants to the formulation for oral and nasal delivery. Further work has been carried out by the joint venture and SRI to encapsulate two separate vaccines in another delivery system, also including an adjuvant: a tetanus vaccine and an influenza vaccine. After 3 years of joint research and development activities, the JV is currently evaluating these R&D results in order to make the crucial decision on next steps.

Iron Overload Disorders

   It is estimated that 4.5% of all humans have a hemoglobin or thalassemia mutation. It is also estimated that one million Americans are afflicted with hereditary hemochromatosis. These genetic blood diseases are all related to the body absorbing too much iron. The substance silently builds up in organs and joints, when the damage begins to reveal itself. Iron overload occurs because the defective gene interferes with the normal function of the intestinal lining and allows too much iron to pass through to the bloodstream, where it is carried to certain organs that are sensitive to it, especially the liver. The iron causes inflammation, which damages the organs. Hemochromatosis is the more mild form of this disease while Beta-thalassemia is the severe form impacting children in early childhood and requiring continuous blood transfusions. The only approved therapy today is iron chelation therapy requiring continuous infusions with standard infusion pumps. Continous infusion is required for 8-12 hours day for 5-7 days per week in the Beta-Thalassemia patients. It is estimated that there are more than 175,000 Beta-Thalaseemia patients around the world and approximately 10,000 in the United States. Because of the difficulties to comply with the rigors of the current therapy and convention infusion pumps, many patients are not adequately treated. Estimated life span in Beta-Thalessemia patients is 30 years of age. In October 1998, we established a second joint venture with Elan, Endorex Newco, Ltd. ("Newco") whose purpose was the exclusive research, development and commercialization of the MEDIPAD(R) drug delivery system to deliver iron chelators for the treatment of iron overload disorders.

   MEDIPAD(R) is Elan's unique microinfusion pump designed for the subcutaneous delivery of selected drugs that require continuous infusion via pump. Each MEDIPAD(R) is a low cost, disposable drug delivery device with an adhesive backing. Its light weight enables it to be worn in a manner similar to a transdermal patch. MEDIPAD(R) is expected to replace conventional infusion pumps that are expensive and cumbersome for the patient. Conventional pumps appear to impede patient compliance. We believe MEDIPAD(R) will improve patient compliance.

The Watson ("Schein") Agreement

   In February 2000, Newco entered into a ten-year exclusive worldwide license, development, and supply agreement with Schein Pharmaceutical, Inc. ("Schein") to utilize and commercialize MEDIPAD(R) in combination with a Schein iron chelator. Schein will market this product in the United States. Subsequent to the date of the agreement, Watson Pharmaceuticals, Inc. acquired 100% ownership of Schein.

   Under the agreement, Newco is responsible for development of the MEDIPAD(R) delivery system for use with Watson's iron chelator product in accordance with product specifications as defined jointly by Newco and Watson. Watson is responsible for the development, sourcing and supply of the iron chelator compound. Watson will also be responsible for the packaging, selling and distribution of the MEDIPAD(R)/iron chelator product in the U.S. Subject to approval of Newco, Watson may sublicense commercialization of the MEDIPAD(R)/iron chelator product in countries outside of the U.S. Watson has applied to the FDA for approval of the iron chelation drug it plans to commercialize but has indicated that the regulatory approval process may be delayed over the original time estimates. Additionally, the Watson acquisition of Schein during 2000 has increased the development time to market of the combined MEDIPAD(R) iron chelator device/drug due to the change of personnel involved in the project team. Watson management is currently reviewing this program in light of its other programs acquired from Schein in terms of its continued commitment to the project.

Cancer

Oncology Program

   On March 1, 2000 we announced our decision to divest the oncology business in favor of focusing on the development of our drug delivery business, in spite of several active Phase I and II trials with our two oncology drugs, POH and ImmTher. Further development of the oncology business would require a substantial step-up in investment in product development and human resources at a time when we are facing a similar requirement in our drug delivery business that has already attracted initial partners. While oncology has been our focus for many years, to be a serious participant in this highly competitive arena would require a significant restructuring of our business and significantly higher financial resources. As result, the majority of the expenses relating to exiting the oncology business were included in our 1999 financial results, however there were some residual expenses in 2000. We have continued to maintain clinical trial activity with both drugs, due to the interest of participating institutions and hospitals to sponsor the majority of expenses related to these trial, with the exception of Memorial Sloan Kettering which discontinued its participation in the ImmTher Ewings sarcoma trial (which is still underway at M.D. Anderson Cancer Center). We have continued to provide these institutions with clinical drug supply and keep current stability work on the drugs. Our efforts to divest this business in 2000 lead to one company acquiring an exclusive option to purchase the assets of one of the drugs for which it paid us $250,000 for this option. An asset purchase agreement was also negotiated; however the company decided at the end of the option period not to acquire this asset. We continue to look at various strategies to divest this business, but effectively this is not an active business segment for the company nor do we expend significant funds in this area.

Competition

   Our success as a drug delivery company depends upon maintaining a competitive position in the area of oral and nasal delivery of protein and peptide-based drugs and increasing our patent portfolio in this area. Although several alternative delivery systems have emerged for protein and peptide-based drugs, including implants, transdermal, pulmonary, nasal, and finally oral delivery, we believe there are sufficient products in this class of drugs to represent substantial commercial opportunities. Likewise, the number of pharmaceutical and biotech partners for this class of drugs is large and expected to grow even further. It is expected that the "Genomics Revolution" will produce even more protein-based drugs which will have delivery challenges. Many of our competitors have substantially greater research and development capabilities, experience, and financial resources than we do and represent significant competition for us.

   These competitors may develop competing technogies and obtain the respective government approval for products before we do. For example, we are aware that several companies are developing alternative delivery of insulin including: Inhale Therapeutics, Inc.'s pulmonary insulin which is in phase 3 and being developed with Pfizer and Aventis, Aradigm's inhaled insulin which is in phase 2 being developed with Novo Nordisk, Generex's buccal (oral) insulin spray which is in phase 1, Nobex's oral insulin which is in phase 1, and Emisphere's oral insulin which is in preclinical development.

Government Regulation

   Prior to marketing, each of our products must undergo an extensive regulatory approval process conducted by the FDA and applicable agencies in other countries. Testing, manufacturing, commercialization, advertising, promotion, export and marketing, among other things, of our proposed products are subject to extensive regulation by government authorities in the United States and other countries. All products must go through a series of tests, including advanced human clinical trials, which the FDA is allowed to suspend, as it deems necessary.

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

   We currently have four issued drug delivery patents in the United States for the Orasome drug delivery system, of which 3 were original inventions of MIT and the fourth was issued by Endorex in February 2001. The Company's United States issued patents expire between 2015 and 2021. InnoVaccines has licensed a series of vaccine delivery patents from Southern Research Institute, seven of which have issued in the U.S. and over 45 of which have issued outside the United States. Wisconsin Genetics, Inc. ("WGI") has licensed the rights to three patents issued for the cancer drug POH. Additionally we have 4 issued U.S. patents for our muramyldipeptide products, as well as several foreign counterparts. See "Risk Factors--We may not be able to compete with our competitors in the biotechnology industry".

Research and Development Expense

   Research and development expenditures were approximately $1.0 million for the year ended December 31, 2000 and $2.0 million for the year ended December 31, 1999.

Employees

   As of March 1, 2001 we had eighteen full-time employees, including six Ph.D.s, one M.D. and six masters-level employees. We plan on increasing this level to 28 employees in 2001 to expand our drug delivery R&D team.

   We have recruited seasoned managers with considerable experience in the pharmaceutical industry and utilize a Scientific Advisory Board, members of which are prominent researchers and academics in their fields. Michael Rosen, our President/CEO, joined us in 1996. Prior to joining us, Mr. Rosen held senior executive positions at Monsanto/Searle, Pfizer and Bristol-Myers Squibb. In January 2001 Panayiotis (Panos) Constantinides, Ph.D. joined Endorex as Vice President of Research and Development. Dr. Constantinides has an extensive background in drug delivery and lipid based technologies, most recently at SONUS Pharmaceuticals where he was Director of Research, responsible for their drug delivery program. His background includes tenures at Abbott Laboratories, SmithKline Beecham Pharmaceuticals and LipoGen Inc. Dr. Constantinides has a University Diploma in Chemistry from National and Kapodistrian University in Athens, Greece, a Ph.D. in Biochemistry from Brown University and a postdoctoral fellowship in Pharmacology at Yale University. In September 2000 Steve J. Koulogeorge joined us as Controller/Assistant Treasurer. Mr. Koulogeorge has an MBA from DePaul University and a B.S. in Finance from Drake University. He is also a Certified Public Accountant in the State of Illinois. Prior to joining us, he spent approximately six years in accounting positions with Kraft General Foods, eight years in progressively responsible financial and accounting positions at Kraft/Alliant Foodservice Corp., and approximately five years in financial reporting and control positions with Illinois Tool Works. In March 2001, John McCracken joined us as Vice President of Business Development from Pharmacia Corporation. He previously had been a senior executive in finance and international general management with Searle during 20 years, prior to Searle's merger with Pharmacia & Upjohn. Before Searle, Mr. McCracken was at Abbott Laboratories in a number of financial roles. Mr. McCracken has an M.B.A. from Northwestern University and a B.A. from Carleton College.

   Our board of directors includes CEOs and senior management of other publicly traded biotechnology companies with extensive pharmaceutical and biotech company expertise, and a member of Elan's senior management team.

   We have assembled an expert Scientific Advisory Board for our Orasome technology. Scientific Advisory Board Co-Chairman, Dr. Robert Langer, Sc.D., recognized as a leading expert on drug delivery technology, is a member of three National Academies (Sciences, Medicine and Engineering), holds 265 patents and has authored over 500 articles. Dr. Langer is a Professor of Biomedical and Chemical Engineering and is co-inventor of the Orasome technology. Scientific Advisory Board Co-Chairman, Dr. Henry Brem, M.D., is a Professor of Neurology, Ophthalmology and Oncology at Johns Hopkins University. Drs. Langer and Brem have significant continued involvement with Endorex as advisors, consultants and shareholders.

   This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and is subject to the safe-harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the "Risk Factors" section of this Form 10-KSB, which may cause actual results to differ materially from those discussed in any forward-looking statements. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this form 10-KSB with the SEC. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

                                 RISK FACTORS

If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued.

   We will require additional funding to sustain our research and development efforts, provide for future clinical trials, and continue our operations until we are able to generate sufficient revenue from the sale and/or licensing of our products. We cannot be certain whether we will be able to obtain required additional funding on terms satisfactory to us, if at all. In addition, we have expended, and will continue to expend, substantial funds on the development of our product candidates and for clinical trials. We currently have commitments to expend additional funds for the development of the Orasome(TM) oral delivery system, the MEDIPAD(R) infusion pump for iron chelation therapy, license contracts, severance arrangements, employment agreements, and consulting agreements. If we are unable to raise additional funds when necessary, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates or enter into financing arrangements on terms that we would not otherwise accept.

We have had significant losses and anticipate future losses.

   We are a development stage company, have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur significant additional operating losses in the future and expect cumulative losses to substantially increase due to expanded research and development efforts, preclinical studies and clinical trials. All of our products are currently in development, preclinical studies or clinical trials and we have not generated significant revenues from product sales or licensing. There can be no guarantee that we will ever generate product revenues sufficient to become profitable or to sustain profitability.

We are dependent on our joint ventures with Elan Corporation plc, our corporate partners and any future joint ventures or corporate partnerships.

   Our strategy for research, development and commercialization of certain of our products is to rely on arrangements with corporate partners. As a result, our ability to commercialize products is dependent upon the success of third parties in performing preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and successfully marketing our products. In connection with our two joint ventures with Elan, we are obligated to fund research and development activities in proportion to our ownership interest in each joint venture, currently 80.1% of each joint venture, based on the research and development plan and budget that we mutually agree upon with Elan. If we do not have sufficient resources to meet our funding obligations under each of the two Elan joint ventures, we may have to terminate the venture prior to commercialization or renegotiate the terms of the joint venture with Elan, or our interest in the venture may be diluted.

   Newco, our MEDIPAD(R) iron chelator joint venture with Elan, licensed its first product on a worldwide basis to Schein Pharmaceutical, which has been acquired by Watson Pharmaceuticals, Inc. Schein had agreed to develop and market this product in the United States, and Newco and Schein will jointly seek partners for marketing the product outside of the United States. We cannot assure you that Watson will continue to meet the obligations originally agreed to by Schein and that Watson and Newco will successfully develop, market, commercialize or obtain the necessary regulatory approvals for this product in the United States or internationally. Watson/Schein has filed for its iron chelation drug which it plans to commercialize and has received correspondence from the FDA indicating certain deficiences with that application. That correspondence may delay Watson's efforts to commercialize the MEDIPAD(R) iron chelation product and we cannot assure you that Watson will be able to overcome the cited deficiencies promptly, or at all. Thus, we cannot assure you that our MEDIPAD(R) iron chelator product will be marketed and sold soon or at all.

   We have also signed an exclusive research and option agreement with Novo Nordisk to license our Orasome(TM) oral delivery system for their human growth hormone product, Norditropin(R). We cannot assure you that Novo Nordisk will license and develop this technology for this product.

   We cannot assure you that our arrangements with our joint venture corporate partners, including the joint ventures with Elan, will be successful or that the development efforts carried out by them will continue. We are currently in discussions with Elan to review the progress of InnoVaccines. We cannot assure you that the results of these discussions will be favorable or that the joint venture with Elan will continue. If Elan chooses to discontinue its collaboration with InnoVaccines, we may not be able to continue to license certain proprietary technology from Elan on reasonable terms, if at all. We intend to pursue additional collaborations in the future; however, the terms available may not be acceptable to us and the collaborations may not be successful. In addition, the amount and timing of resources that our collaborators devote to these activities are not within our control.

Problems in product development may cause our cash depletion rate to increase.

   We have limited experience with clinical trials and regulatory affairs and if we encounter unexpected difficulties with our operations or clinical trials, we may have to expend additional funds, which would increase our cash depletion rate. Our ability to manage expenses and our cash depletion rate are keys to the continued development of product candidates and the completion of ongoing clinical trials. Our cash depletion rate will vary substantially from quarter to quarter as we fund non-recurring items associated with clinical trials, product development, patent legal fees and consulting fees.

Our product development and commercialization efforts may not be successful.

   Our product candidates, which have not received regulatory approval, are generally in the early stages of development. If the initial results from any of the clinical trials are poor, those results will adversely effect our ability to raise additional capital, which will affect our ability to continue full-scale research and development for our oral delivery technology. In addition, product candidates resulting from our research and development efforts, if any, are not expected to be available commercially for several years, if at all. Our products, if approved, may not be immediately used by doctors unfamiliar with our product applications. We or our marketing partner may be required to implement an aggressive education and promotion plan with doctors in order to gain market recognition, understanding and acceptance of our products. Any such effort may be time consuming and might not be successful. Accordingly, we cannot guarantee that our product development efforts, including clinical trials, or commercialization efforts will be successful or that any of our products, if approved, can be successfully marketed.

Our technology and products may prove ineffective or harmful, or be too expensive to market successfully.

   Our future success is significantly dependent on our ability to develop and test products for which we will seek approval from the FDA and/or from similar agencies in other countries to market to certain defined patient groups. Although we are involved in developing oral versions of injectable drugs and vaccines that have already been approved by the FDA, the oral products we are currently developing will require significant additional laboratory and clinical testing and investment for the foreseeable future. Our product candidates may not show sufficient efficacy in animal models to justify continuing research into clinical testing stages or may not prove to be effective in clinical trials or they may cause harmful side effects during clinical trials. In addition, our product candidates, if approved, may prove impracticable to manufacture in commercial quantities at a reasonable cost and/or with acceptable quality. Any of these factors could negatively affect our financial position and results of operations.

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

Our dependence on a limited number of suppliers and manufacturers may negatively impact our ability to complete clinical trials and market our products.

   Prior to commercial distribution of any of our products, if approved, we will be required to identify and contract with a commercial supplier or manufacturer. We cannot guarantee that these suppliers or manufacturers will be able to qualify their facilities under regulations imposed by the FDA or that they will be able to label and supply us with drugs in a timely manner, if at all. Accordingly, any change in our existing or future contractual relationships with, or an interruption in supply from, any third-party service provider or supplier could negatively impact our ability to complete clinical trials and to market our products, if approved.

We do not have a sales force to market our products.

   If and when we receive approval from the FDA for our initial product candidates, the marketing of these products will be contingent upon our ability to either license these products or enter into marketing agreements with partner companies or our ability to recruit, develop, train and deploy our own sales force. We currently intend to sell our products in the United States and internationally in collaboration with one or more marketing partners. However, we presently have only one agreement for the licensing or marketing of our product candidates, and we cannot assure you that we will be able to enter into any such additional agreements in a timely manner or on commercially favorable terms, if at all. Additionally, we do not presently have a sales force, or possess the resources or experience necessary to market any of our product candidates, if and when they are approved. Development of an effective sales force requires significant financial resources, time and expertise. We cannot assure you that we will be able to obtain the financing necessary to establish such a sales force in a timely or cost effective manner, if at all, or that such a sales force will be capable of generating demand for our product candidates, if and when they are approved.

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

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage, or disposal of these materials could be time consuming and costly.

   Our research and development processes involve the controlled use of hazardous materials, including hazardous chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling, and disposal of these materials. We believe that our current operations comply in all material respects with these laws and regulations. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, we could be sued for injury or contamination that results from our use or the use by third parties or our collaborators of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development, or commercialization efforts.

We may not be able to compete with our competitors in the biotechnology industry.

   The biotechnology industry is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements. Virtually all of our existing competitors have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and conducting clinical trials. Our competitors in the field of the oral and nasal delivery of protein and peptide-based drugs include Emisphere Technologies, which has started Phase III trials for oral heparin and (through its collaborator Novartis) Phase I trials with oral calcitonin; Unigene Laboratories, which has an oral calcitonin product in Phase I/II trials; Nobex Corp. (formerly known as Protein Delivery) which has an oral insulin in Phase II trials, and Generex which has an oral insulin spray in Phase I trials. Our competitors in the vaccine delivery field include: Aviron, which is developing a nasal flu vaccine that is in Phase III clinical trials, Intellivax, which is in Phase I and II trials with an intranasal flu vaccine and another major vaccine, specialized biotechnology firms, universities, and governmental agencies. Our competitors in the liposomal formulation field include The Liposome Company (owned by Elan Corporation), NexStar (owned by Gilead Sciences, Inc.) and Sequus (owned by ALZA Corporation). In addition, there may be other companies which are currently developing competitive technologies and products or which may in the future develop technologies and products that are comparable or superior to our technologies and products. Accordingly, we cannot assure you that we will be able to compete successfully with our existing and future competitors or that competition will not negatively affect our financial position or results of operations in the future.

We may not be successful if we are unable to obtain and maintain patents and licenses to patents.

   Our success depends, in large part, on our ability to obtain and maintain a proprietary position in our products through patents, trade secrets and orphan drug designations. We have been granted several United States patents and have submitted several United States patent applications and numerous corresponding foreign patent applications, and have also obtained licenses to patents and patent applications owned by other entities. However, we cannot assure you that any of these patent applications will be granted or that our patent licensors will not terminate any of our patent licenses. We also cannot guarantee that any issued patents will provide competitive advantages for our products or that any issued patents will not be successfully challenged or circumvented by our competitors. Further, the laws of certain countries may not protect our proprietary rights to the same extent as U.S. law. We are dependent upon our license of oral delivery technology from MIT, and licenses from Elan in connection with our two joint ventures with Elan. We cannot assure you that the technology underlying such licenses will be profitable, or that we will be able to retain licenses for such technologies or that we will obtain patent protection outside the United States. To the extent that we rely on trade secret protection and confidentiality agreements to protect our technology, others may develop similar technology, or otherwise obtain access to our findings or research materials embodying those findings. The application of patent law to the field of biotechnology is relatively new and has resulted in considerable litigation. There is a substantial risk in the rapidly developing biotechnology industry that patents and other intellectual property rights held by us could be infringed by others or that products developed by us or their method of manufacture could be covered by patents owned by other companies. Although we believe that our products and services do not infringe on any third party's patents, we cannot be certain that we can avoid litigation involving such patents or other proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we may not have the necessary financial resources to defend or prosecute our rights in connection with any litigation. Responding to, defending or bringing claims related to patents and other intellectual property rights may require our management to redirect our human and monetary resources to address these claims and may take years to resolve.

We may not be able to successfully sell our cancer products business.

   On March 1, 2000 we announced our decision to exit and/or divest our oncology business and related products to focus on our drug delivery business and products. We cannot assure you that we will be able to implement this business strategy or that it will be successful if implemented. We cannot assure you that a purchaser will be found or that we will be able to divest our oncology business and related products.

Our product development and commercialization efforts may be reduced or discontinued due to difficulties or delays in clinical trials.

   We may encounter unanticipated problems, including development, manufacturing, distribution, financing and marketing difficulties, during the product development, regulatory approval and commercialization process. Our product candidates may take longer than anticipated to progress through clinical trials. In addition, patient enrollment in the clinical trials may be delayed or prolonged significantly, thus delaying the clinical trials and causing increased costs. If we experience any such difficulties or delays, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates.

Our product development and commercialization efforts may be reduced or discontinued due to delays or failure in obtaining regulatory approvals.

   We will need to do substantial additional development and clinical testing prior to seeking any regulatory approval for commercialization of our product candidates. Testing, manufacturing, commercialization, advertising, promotion, export and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process requires substantial time, effort and financial resources and we cannot guarantee that any approval will be granted on a timely basis, if at all. At least initially, we intend, to the extent possible, to rely on licensees to obtain regulatory approval for marketing our products. The failure by us or our licensees to adequately demonstrate the safety and efficacy of any of our product candidates under development could delay, limit or prevent regulatory approval of the product, which may require us to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in conducting advanced human clinical trials, even after obtaining promising results in earlier trials. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Also, even if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Accordingly, we may experience difficulties and delays in obtaining necessary governmental clearances and approvals to market our products, and we may not be able to obtain all necessary governmental clearances and approvals to market our products.

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

   Our success is dependent, in part, upon Michael S. Rosen, our President and Chief Executive Officer, Panayiotis Constantinides, Ph.D., our Vice-President of Research and Development, John McCracken, our Vice-President of Business Development, and Steve Koulogeorge, our Controller/Assistant Treasurer. We also believe that our future success will depend largely upon our ability to attract and retain highly skilled research and development and technical personnel. Although we maintain and are the beneficiary of key man insurance on Mr. Rosen, we do not believe the proceeds would be adequate to compensate us for his loss. We face intense competition in our recruiting activities, including competition from larger companies with greater resources. We cannot assure you that we will be successful in attracting or retaining skilled personnel. The loss of certain key employees or our inability to attract and retain other qualified employees could negatively affect our operations and financial performance.

Our stock price is highly volatile and our common stock is thinly traded.

   The market price of our common stock, like that of many other development-stage public pharmaceutical and biotechnology companies, has been highly volatile and may continue to be so in the future. Factors such as disclosure of results of preclinical and clinical testing, adverse reactions to products, governmental regulation and approvals, and general market conditions may have a significant effect on the market price of the common stock and our other equity securities. Since it commenced trading on the American Stock Exchange on August 6, 1998, our common stock has been thinly traded. We cannot assure you that a more active trading market for our common stock will develop.

We cannot assure you that we will continue to be listed on the American Stock Exchange.

   We cannot assure you that we will satisfy the requirements necessary to remain listed on the American Stock Exchange or that the American Stock Exchange will not take actions to delist our common stock. If such events were to occur, we cannot assure you that we will be able to list our common stock on another national exchange. If our common stock is not listed on an exchange, we cannot assure you that an active trading market will exist for our common stock.

Investors may suffer substantial dilution.

   Endorex has a number of agreements or obligations that may result in dilution to investors. These include:

  . warrants to purchase 2,012,622 shares of common stock at $2.54375 per share, subject to adjustment, issued in connection with the October 1997 private placement of our common stock;

  . warrants to purchase 230,770 shares of common stock at $10.00 per share, subject to adjustment, held by Elan;

  . warrants to purchase 43,334 shares of common stock at $2.3125 per share, subject to adjustment, held by the Aries Master Fund II and warrants to purchase 23,334 shares of common stock at $2.3125 per share, subject to adjustment, held by the Aries Domestic Fund, L.P., both issued on May 19, 1997 pursuant to a senior line of credit that has been subsequently retired;

  . warrants to purchase 452,383 shares of common stock at $5.91, subject to adjustment, held by certain investors pursuant to the April 2000 private placement of our common stock;

  . warrants to purchase 226,190 shares of common stock at $5.25, subject to adjustment, issued to the finder in connection with the April 2000 private placement of our common stock;

  . conversion rights and dividend rights of preferred stock held by Elan, consisting of 100,410, subject to adjustment, shares of Series B Convertible Preferred Stock ($8.0 million original liquidation value)
   bearing an 8% cumulative payment-in-kind dividend and convertible at liquidation value into common stock at $7.38 per share, subject to adjustment, and 97,603, subject to adjustment, shares of Series C Exchangeable Convertible Preferred Stock ($8.4 million original liquidation value) bearing a 7% cumulative payment-in-kind dividend and which is exchangeable for part of Endorex's interest in one of the joint ventures with Elan or convertible at liquidation value into common stock at $8.86 per share;

  . options to purchase approximately 1.6 million shares of common stock issued to participants in our stock option plan with a weighted average exercise price of approximately $2.73; and

  . anti-dilution rights under the above warrants and preferred stock, which can permit purchase of additional shares and/or lower exercise/conversion prices under certain circumstances. To the extent that anti-dilution rights are triggered, or warrants, options or conversion rights are exercised, our stockholders will experience substantial dilution and the Company's stock price may decrease.

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

   Lindsay A. Rosenwald, M.D., is the Chairman and sole stockholder of Paramount Capital Asset Management, Inc. ("PCAM"), Paramount Capital, Inc. ("Paramount") and Paramount Capital Investment LLC ("PCI"), a merchant banking and venture capital firm specializing in biotechnology companies. PCAM is the investment manager of The Aries Master Fund II, a Cayman Island exempted company, and the general partner of each of the Aries Domestic Fund, L.P. and the Aries Domestic Fund II, L.P., each of which is a significant stockholder of Endorex. In addition, certain officers, employees and/or associates of Paramount and/or its affiliates own securities in a subsidiary of Endorex. In the regular course of its business, PCI identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between Endorex and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither such affiliates nor PCI is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us. We do not expect and you should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or PCI in the future will be made available to us. In addition, certain of the current officers and directors of Endorex or any officers or directors of the company hereafter appointed may from time to time serve as officers, directors or consultants of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with us.

Certain directors and stockholders have significant influence.

   Our directors, executive officers and principal stockholders and certain of their affiliates have the ability to influence the election of directors and most other stockholder actions. This may discourage or prevent any proposed takeover of Endorex, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. Such stockholders may influence corporate actions, including influencing elections of directors and significant corporate events.

Item 2. Facilities.

   Endorex's executive offices and research and development center are located in a leased facility of approximately 7,500 square feet in Lake Forest, Illinois, near Chicago. The lease expires on December 31, 2003. We believe that our current leased facilities are sufficient to meet our current needs, but may not be sufficient for the foreseeable future and that suitable additional laboratory space may not be available if and as needed.

Item 3. Legal Proceedings.

   The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   As of August 6, 1998, our common stock started trading on the American Stock Exchange under the symbol "DOR." Prior to that, quotations for Endorex's common stock appeared on the "pink sheets" published by the National Quotations Bureau, Inc. and on the "Bulletin Board" of the National Association of Securities Dealers, Inc. The table below sets forth the high and low sales prices, as provided by the American Stock Exchange, for the period from January 1, 1999 through March 1, 2001. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not represent the prices of actual transactions.

                                                                     High   Low
                                                                     ----- -----
      1999
        1st Quarter................................................. $2.69 $1.50
        2nd Quarter................................................. $2.23 $1.50
        3rd Quarter................................................. $2.25 $1.50
        4th Quarter................................................. $2.94 $1.38
      2000
        1st Quarter................................................. $9.94 $2.50
        2nd Quarter................................................. $5.75 $1.75
        3rd Quarter................................................. $3.81 $1.81
        4th Quarter................................................. $2.81 $0.81
      2001
        1st Quarter through March 1, 2001........................... $1.75 $0.88

   As of December 31, 2000, we had 938 registered stockholders of record. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

   On January 21, 1998, we formed a joint venture, InnoVaccines Corporation, with Elan. In connection therewith, we issued and sold to Elan International Services, Ltd. ("EIS"), 307,692 shares of our common stock and warrants to purchase an aggregate of 230,770 shares of common stock for an aggregate payment of $2.0 million. The warrants are exercisable until January 20, 2007, at an exercise price of $10.00 per share. In addition, we issued and sold to EIS 80,100 shares of our Series B Convertible Preferred Stock at a price of $100 per share. The Series B Preferred Stock is voting and pays an 8% annual cumulative in-kind dividend. The shares are convertible into our common stock. As of December 31, 2000, the total amount of Series B Preferred shares outstanding was 100,410, convertible into Endorex common stock at an adjusted conversion price of $7.38 per share, subject to further adjustment.

   On October 21, 1998, we formed a second joint venture with Elan, Endorex Newco, Ltd. In connection therewith, we issued and sold to EIS 84,105 shares of Series C Convertible Preferred Stock at a price of $100 per share. The Series C Preferred Stock is non-voting and pays a 7% annual cumulative in-kind dividend. The shares can be exchanged for common stock in the joint venture or converted to our common stock. As of December 31, 2000, the total Series C Preferred shares outstanding was 97,603, convertible into Endorex common stock at an adjusted conversion price of $8.86 per share, subject to adjustment.

Item 6. Management's Discussion and Analysis and Plan of Operations.

   The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and notes thereto. This report contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in "Risk Factors" in this Annual Report Form 10-KSB.

Material Changes in Results of Operations

   For the twelve months ended December 31, 2000, we had a net loss applicable to common stockholders of approximately $6.2 million as compared to the $8.8 million net loss for the twelve months ended December 31, 1999, a decrease of $2.6 million. Net loss applicable to common stockholders included the impact of preferred stock dividends, which totaled $1.4 million in 2000, as compared to $1.3 million in 1999. Reductions in operating expenses of $2.0 million, from $5.1 million in 1999 to $3.1 million in 2000 contributed significantly to these results. Additionally in 2000, equity losses from Endorex's two joint ventures with Elan were $2.7 million as compared to $2.9 million for 1999, a decrease of $0.2 million. Other factors contributing to the reduction in net loss for 2000 were an increase of $0.2 million in interest income, from $0.5 million in 1999 to $0.7 million in 2000 and the sale of an option to purchase some of our oncology assets. Endorex has been notified that the option on its oncology assets will not be exercised and the option lapsed in the fourth quarter.

   Research and development expenditures for the twelve months ended December 31, 2000 were approximately $1.0 million as compared to $2.0 million spent for the twelve months ended December 31, 1999, a decrease of $1.0 million. Approximately $0.7 million of this decrease was due to reduced research and development expenditures related to our decision to divest our oncology business. The remaining $0.3 million reduction is due to reductions in personnel expenditures (salaries, benefits, travel) related to managing our oncology business.

   General and administrative expenses for the twelve months ended December 31, 2000 were approximately $2.1 million as compared to $3.0 million for the twelve months ended December 31, 1999, a decrease of $1.0 million. This decrease was primarily due to completion of amortization of fair value of warrants issued in connection with financial advisory agreements of $1.3 million. The warrants, which were amortized over a two-year period, were fully amortized by the end of the third quarter of 1999. This was partially offset by increased legal fees of approximately $0.1 million and accounting fees of $0.2 million.

   Other income increased in 2000 $0.3 million due to the sale of an option to purchase some of our oncology business assets. The option has lapsed pursuant to its terms and is no longer exercisable. Interest income (net) for the twelve months December 31, 2000 was approximately $0.7 million as compared to $0.5 million, for the twelve months ended December 31, 1999, an increase of $0.2 million. This increase was primarily due to interest from $8.6 million raised in the April 2000 private placement.

Plan of Operation and Financial Condition

   In March 2000, we announced our intent to divest our oncology business in favor of focusing on the rapid expansion and promise of our drug delivery business. While we believe that there is both opportunity and promise in the field of oncology therapeutics, further development of the Company's oncology drug portfolio would require a substantial increase in investment in product development and human resources, at a time when we have other programs competing for our resources. During 2000, we entered into an exclusive option to sell one of our cancer products with a company, for which the company paid Endorex $250,000 for such option. Additionally, a purchase of assets agreement for this drug was also negotiated. During the fourth quarter of 2000, this company elected not to purchase this oncology drug. On the other hand, our drug delivery business has attracted initial partners for development of vaccine and hormone therapeutic drugs. By moving out of the oncology business, we are committing our resources and efforts to the Orasome(TM) and MEDIPAD(R) drug delivery technologies. To further develop and commercialize these technologies, Endorex expects to hire additional scientific personnel during 2001.

   In 1999, Endorex initiated a significant research and development effort for the development of an oral form of human growth hormone (hGH). At the end of 1999, Endorex signed a research and option agreement with Novo Nordisk A/S to evaluate the oral delivery of Novo's brand of hGH, Norditropin(R). Endorex has built upon the initial success of this system in mice models and has begun testing in a rat model in prelude to a major study of bioavailability in other mammal models to be conducted by Novo Nordisk. As part of the Novo agreement, Novo also has an exclusive option to license the Orasome(TM) technology for Norditropin(R). This exclusive option terminates within a defined period of time once Novo begins evaluation of the Orasome(TM) system with Norditropin(R).

   Endorex began a strategic joint venture with Elan in early 1998, to develop drug delivery systems for improving the oral and musocal delivery of traditional and new vaccines. Currently, the management and research and development committees of the InnoVaccines JV are evaluating the research results with the various vaccine delivery systems to assess the future direction of the JV. InnoVaccines has been preparing to take one of its drug delivery systems towards clinical evaluation of oral tetanus and influenza vaccines. The future of InnoVaccines JV development will be decided during the first quarter of 2001. We believe oral formulations of these vaccines will help meet the rapidly growing human vaccine market, currently a $6 billion market.

   Endorex continues its evaluation of oral and nasal delivery of other protein and peptide drugs including insulin. We also believe that our core lipid-based technology offers other delivery alternative, which we will evaluate during 2001.

   During 2000 our second Elan joint venture, Endorex Newco, Ltd., entered into its first commercial agreement, with Schein, to develop and market the MEDIPAD(R) iron chelator product worldwide. Under this agreement, Newco, and Schein will share income from the sales of the product. During 2000, Schein was acquired and is now a subsidiary of Watson Pharmaceuticals and Watson continues to develop this product. Assuming continued development by Watson during 2001 of the MEDIPAD(R) device and iron chelator product, and FDA approval of the drug and the MEDIPAD(R) device during 2002, we expect to commercialize the MEDIPAD iron chelator drug/device during 2002 in the United States. "See Risk Factors--We are dependent on our joint venture with Elan Corporation plc, our corporate partners and any future joint ventures or corporate partnerships".

   As of December 31, 2000, Endorex had cash, cash equivalents, and marketable securities of approximately $12.8 million as compared to $8.5 million as of December 31, 1999, and working capital of $10.1 million as compared to $6.9 million as of December 31, 1999. For the twelve months ended December 31, 2000, Endorex's cash expenditures, including costs associated with the joint ventures, was below its projected $4.5 million net cash burn rate for 2000. However, for 2001, Endorex is planning to expand its drug delivery research and development activities and will hire additional research and development staff as it prepares to take products into clinical development. Consequently, Endorex's level of expenditure activity for 2001 is expected to increase to approximately $5 million. However, Endorex believes that its cash and other financial resources will be sufficient to support its currently planned operations for at least the next two years.

   In the longer term, our activities may require the expenditure of funds not presently available. We may also seek to obtain funds from public or private sales of our securities or other sources. See "Risk Factors--If we cannot obtain additional funding, our product development and commercialization efforts may be reduced or discontinued."

Item 7. Financial Statements.

   Pursuant to Rule 12b-23 of the Exchange Act, the financial statements set forth on pages F-1, et seq., attached hereto are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   On November 2, 2000, we engaged Ernst & Young LLP as our Independent public accountant and dismissed PricewaterhouseCoopers LLP ("PwC"). The decision to change independent public accountants was recommended and approved by our Audit Committee.

   PwC's reports on our financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

   In connection with its audits for the two most recent fiscal years and through November 2, 2000, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to PwC's satisfaction, would have caused them to make reference to the subject matter of the disagreements in their report on the financial statements for such years.

   During the two most recent fiscal years and through November 2, 2000 there were no reportable events except that in connection with its review of the June 30, 2000 financial statements, PwC reported a material weakness in our internal control structure relative to our employees not having expertise in the area of generally accepted accounting principles and financial reporting procedures. We did not have a certified public accountant on our full-time staff at that time. We have since hired a certified public accountant to serve as our corporate controller. Our management and Audit Committee believe that the concerns expressed by PwC have been adequately addressed with the hiring of the certified public accountant as controller.

   Ernst & Young LLP was not consulted by us with respect to the application of accounting principles to a specific completed transaction or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. We provided a copy of PwC's letter reporting the material weakness to Ernst & Young LLP and authorized PwC to respond fully to the inquiries of Ernst & Young LLP regarding the letter.

   Reference is also made to our Form 8-K filed with the Securities Exchange Commission on November 9, 2000.

                                   PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(A) of the Exchange Act.

   The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days after December 31, 2000.

Item 10. Executive Compensation.

   The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days after December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days after December 31, 2000.

Item 12. Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the Commission within 120 days after December 31, 2000.

Item 13. Exhibits, Lists and Reports on Form 8-K.

   (a) The following financial statements and exhibits are filed as part of this report:

    (1) Financial Statements:

      (i) Independent Accountants' Report.

      (ii) Balance Sheets as of December 31, 2000 and December 31, 1999.

      (iii) Statements of Operations for the periods ended December 31, 2000 and 1999 and cumulative from February 15, 1985 (date of inception) to December 31, 2000.

      (iv) Statements of Cash Flows for the periods ended December 31, 2000 and 1999 and cumulative from February 15, 1985 (date of inception) to December 31, 2000.

      (v) Statements of Stockholders' Equity for the period from February 15, 1985 (date of inception) to December 31, 2000.

      (vi) Notes to Financial Statements.

     (2) Exhibits:


      3.1      Amended and Restated Certificate of Incorporation. (1)
      3.2      By-laws. (2)
      4.1      Specimen Common Stock Certificate. (2)


      4.2 Form of Subscription Agreement by and between Endorex and each investor dated as of April 11, 2000. (3)
      4.3 Form of Amendment and Supplement to Subscription Agreement entered into by each investor as of April 11, 2000. (3)
      4.4      Form of Second Amendment and Supplement to Subscription
               Agreement entered into by each investor as of April 11, 2000. (3)
      4.5 Form of Investor Warrant issued to each investor dated as of April 12, 2000.(3)
      4.6      Form of Finder Warrant issued to Paramount Capital, Inc.
               dated as of April 12, 2000. (3)
      4.7      Warrant issued to Aries Fund dated as of May 19, 1997. (3)
      4.8      Warrant issued to Aries Domestic Fund, L.P. dated as of
               May 19, 1997. (3)
      4.9 Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997. (4)
      4.10 Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997. (4)
      4.11     Warrant issued to Elan International Services, Ltd. dated
               January 21, 1998. (5)
     10.1      Patent License Agreement dated December 16, 1996 between
               Endorex and Massachusetts Institute of Technology. (6)
     10.2 Employment Agreement dated May 17, 2000 between Endorex and Michael S. Rosen. (7)
     10.3      Employment Agreement dated December 1, 1996 between
               Endorex and Robert N. Brey. (6)

     10.4      Purchase Agreement among Dominion Resources, Inc., The
               Aries Fund, a Cayman Island Trust, The Aries Domestic
               Fund, L.P., and Endorex dated as of June 13, 1996. (3)
     10.5      Purchase Agreement dated as of June 26, 1996 between
               Endorex, The Aries Fund and The Aries Domestic Fund, L.P.
               (6)
     10.6      Amended and Restated 1995 Omnibus Incentive Plan. (8)
     10.10     Lease dated December 19, 1997 between Endorex and Howard
               M. Ruskin. (5)
     10.11     Joint Development and Operating Agreement, dated as of
               January 21, 1998, between Endorex, Elan Corporation, plc,
               Orasomal Technologies, Inc. and Endorex Vaccine Delivery
               Technologies, Inc. (5)
     10.12     Securities Purchase Agreement, dated as of January 21,
               1998, between Endorex and Elan International Services,
               Ltd. (5)
     10.13     Registration Rights Agreement, dated as of January 21,
               1998, between Endorex and Elan International Services,
               Ltd. (5)
     10.14+    License Agreement, dated as of January 21, 1998, between
               Elan Pharmaceuticals, plc. and Endorex Vaccine Delivery
               Technologies, Inc. (5)
     10.15+    License Agreement, dated as of January 22, 1998, between
               Orasomal Technologies, Inc., Endorex Vaccine Delivery
               Technologies, Inc. and Endorex. (5)
     10.16     Securities Purchase Agreement, dated as of October 21,
               1998, between Endorex and Elan International Services,
               Ltd. (8)
     10.17     Registration Rights Agreement, dated as of October 21,
               1998, between Endorex and Elan International Services,
               Ltd. (8)
     10.18+    License Agreement, dated as of October 21, 1998, between
               Endorex, Elan Corporation, plc, Endorex Newco. Ltd., and
               Elan Medical Technologies Ltd. (8)
     10.19+    Joint Development and Operating Agreement, dated as of
               October 21, 1998, between Endorex, Elan Corporation, plc,
               Elan International Services, Ltd. and Endorex Newco, Ltd.
               (8)
     10.20+    Development License and Supply Agreement, dated February
               2, 2000, between Endorex Newco, Ltd. and Schein
               Pharmaceutical (Bermuda), Ltd. (9)
     10.21     Employment Agreement, dated February 8, 2000, between
               Endorex and Frank C. Reid. (9)
     10.22     Letter Agreement, dated March 13, 2000, between Endorex
               and David Franckowiak. (9)
     10.24     Consulting Agreement between Endorex and Kenneth Tempero,
               M.D., Ph.D., dated as of May 17, 2000. (7)
     10.25     Employment Agreement between Endorex and Steve Koulogeorge dated September 19, 2000.
     10.26     Employment Agreement between Endorex and Panayiotis
               Constantinides dated January 4, 2001.
     10.27     Employment Agreement between Endorex and John McCracken
               dated February 21, 2001.
     10.28     Finder Agreement between the Endorex and Paramount
               Capital, Inc. dated as of February 29, 2000. (3)
     10.29     Amendment and Supplement to Finder Agreement dated as of
               April 6, 2000. (3)

     10.29     Financial Advisory Agreement between Endorex and Paramount
               Capital, Inc. dated as of October 25, 1999. (3)
     16.1      Letter from PricewaterhouseCoopers LLP. (10)
     21.1      Subsidiaries of Endorex. (9)
     23.1 Consent of Ernst & Young LLP, independent certified public accountants.
     23.2 Consent of PricewaterhouseCoopers LLP, independent certified public accountants.
     24.1      Power of Attorney.

--------
+ Endorex was granted Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1) Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998.
(2) Incorporated by reference to our Registration Statement on Form S-1 as amended (File No. 33-13492).
(3) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-36950), as amended on December 29, 2000.
(4) Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.
(5) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1997.
(6) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1996.
(7) Incorporated by reference to our Quarterly Report on Form 10-QSB, for the fiscal quarter ended June 30, 2000.
(8) Incorporated by reference to our Registration Statement on Form S-8 dated September 23, 1998.
(9) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as amended on November 27, 2000.
(10) Incorporated by reference to our current report on Form 8-K filed on November 9, 2000.

   (b) Reports on Form 8-K

     On November 9, 2000, we filed a current report on Form 8-K announcing a change of our independent public accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,  December 31,
                                                         2000          1999
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $ 10,831,266  $  4,995,906
  Marketable securities--available for sale........     2,014,984     3,547,847
  Receivable from related party....................       126,538        34,339
  Prepaid expenses.................................        58,803        68,207
                                                     ------------  ------------
    Total current assets...........................    13,031,591     8,646,299
Leasehold improvements and equipment net of,
 accumulated amortization of $800,066 and $649,092.       384,162       448,951
Patent issuance costs, net of accumulated
 amortization of $10,970 and $5,088................       253,705       176,875
                                                     ------------  ------------
    Total assets...................................  $ 13,669,458  $  9,272,125
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses............  $    642,440  $    496,889
  Accrued compensation.............................       147,205       184,508
  Due to joint ventures............................     2,010,713       942,333
  Current portion of capital lease obligations.....       118,793       110,342
                                                     ------------  ------------
    Total current liabilities......................     2,919,151     1,734,072
Long-term portion of capital lease obligations.....       204,162       281,899
                                                     ------------  ------------
    Total liabilities..............................     3,123,313     2,015,971
Series C exchangeable convertible preferred stock,
 $.05 par value. Authorized 200,000 shares; 97,603
 and 91,218 issued and outstanding, at liquidation
 value.............................................     9,665,512     9,027,012
Stockholders' equity (deficit):
  Preferred stock, $.001 par value. Authorized
   4,600,000 shares; none issued and outstanding...           --            --
  Series B convertible preferred stock, $.05 par
   value. Authorized 200,000 shares; 100,410 and
   92,973 issued and outstanding, at liquidation
   value...........................................    10,041,000     9,297,300
  Common stock, $.001 par value. Authorized
   50,000,000 shares; 12,860,500 and 10,874,295
   issued, 12,741,858 and 10,755,653 outstanding...        12,861        10,878
  Additional paid-in capital.......................    40,365,410    33,659,131
  Deferred compensation............................        (4,853)          --
  Deficit accumulated during the development stage.   (49,090,110)  (44,294,417)
  Unrealized gain on marketable securities.........            75           --
                                                     ------------  ------------
                                                        1,324,383    (1,327,108)
  Less: Treasury stock, at cost, 118,642 shares....      (443,750)     (443,750)
                                                     ------------  ------------
    Total Stockholders' Equity (Deficit)...........       880,633    (1,770,858)
                                                     ------------  ------------
Total liabilities and stockholders' equity
 (deficit).........................................  $ 13,669,458  $  9,272,125
                                                     ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Cumulative Period
                                                                  February 15,
                                     Year Ended    Year Ended   1985 (Inception)
                                    December 31,  December 31,   to December 31,
                                        2000          1999            2000
                                    ------------  ------------  -----------------
SBIR contract revenue.............. $       --    $       --      $    100,000
Expenses:
  SBIR contract research and
   development.....................         --            --            86,168
  Proprietary research and
   development.....................     956,742     2,028,945       14,833,005
  General and administrative.......   2,101,767     3,046,684       13,072,044
                                    -----------   -----------     ------------
Total expenses.....................   3,058,509     5,075,629       27,991,217
                                    -----------   -----------     ------------
Loss from operations...............  (3,058,509)   (5,075,629)     (27,891,217)
Equity in losses from joint
 ventures..........................  (2,682,368)   (2,865,908)     (22,646,251)
Other income.......................     250,000         3,790          255,302
Interest income....................     747,073       488,582        3,041,588
Interest expense...................     (51,889)      (51,854)        (313,310)
                                    -----------   -----------     ------------
Loss before income taxes...........  (4,795,693)   (7,501,019)     (47,553,888)
Income taxes.......................         --            --               --
                                    -----------   -----------     ------------
Net loss...........................  (4,795,693)   (7,501,019)     (47,553,888)
Preferred stock dividends..........  (1,382,200)   (1,285,413)      (3,380,800)
                                    -----------   -----------     ------------
Net loss applicable to common
 stockholders...................... $(6,177,893)  $(8,786,432)    $(50,934,688)
                                    ===========   ===========     ============
Basic and diluted net loss per
 share applicable to common
 stockholders...................... $     (0.51)  $     (0.82)    $     (16.30)
Basic and diluted weighted average
 common shares outstanding.........  12,194,260    10,755,328        3,125,041


   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                        (Deficit)
                                                                       Accumulated
                      Common Stock       Preferred Stock   Additional   During the       Other      Treasury Stock
                  -------------------- -------------------   Paid-In   Development   Comprehensive -----------------   Deferred
                    Shares   Par Value Shares     Value      Capital      Stage         Income     Shares    Cost    Compensation
                  ---------- --------- ------- ----------- ----------- ------------  ------------- ------- --------- ------------
Common stock
issued for cash
in February 1985
at $1.50 per
share...........         667  $     1          $           $       999 $        --        $--          --  $     --   $     --
Net earnings for
the period from
February 15,
1985 to January
31, 1986........         --       --                               --         6,512                    --        --         --
                  ----------  -------  ------- ----------- ----------- ------------       ---      ------- ---------  ---------
Balance--January
31, 1986........         667        1                              999        6,512                    --        --         --
Common stock
issued for cash
in October 1986
at $750.00 per
share...........         666        1                          499,999          --                     --        --         --
Excess of fair
market value
over option
Price of non-
qualified stock
option granted..         --       --                            13,230          --                     --        --         --
Net loss for the
year............         --       --                               --       (34,851)                   --        --         --
                  ----------  -------  ------- ----------- ----------- ------------       ---      ------- ---------  ---------
Balance--January
31, 1987--
forward.........       1,333        2                          514,228      (28,339)                   --        --         --
                                  Total
                     Note     Stockholders'
                  Receivable     Equity
                  ----------- -------------
Common stock
issued for cash
in February 1985
at $1.50 per
share...........  $       --   $     1,000
Net earnings for
the period from
February 15,
1985 to January
31, 1986........          --         6,512
                  ----------- -------------
Balance--January
31, 1986........          --         7,512
Common stock
issued for cash
in October 1986
at $750.00 per
share...........          --       500,000
Excess of fair
market value
over option
Price of non-
qualified stock
option granted..          --        13,230
Net loss for the
year............          --       (34,851)
                  ----------- -------------
Balance--January
31, 1987--
forward.........          --       485,891

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                          (Deficit)
                                                                         Accumulated
                      Common Stock        Preferred Stock   Additional   During the       Other     Treasury Stock
                  --------------------- -------------------   Paid-In    Development  Comprehensive ---------------   Deferred
                    Shares    Par Value Shares     Value      Capital       Stage        Income     Shares   Cost   Compensation
                  ----------  --------- ------- ----------- -----------  -----------  ------------- ------ -------- ------------

Balance--January
31, 1987--
forward.........       1,333  $      2          $           $   514,228  $  (28,339)     $             --  $    --    $    --
Common stock
issued in May
1987 at $750.00
per share for
legal services
performed for
the company.....           7       --                             5,000         --                     --       --         --
Net proceeds
from initial
public stock
offering in June
1987 at
$6,000.00 per
share, less
issuance costs..         333       --                         1,627,833         --                     --       --         --
Non-qualified
stock options
exercised.......          48       --                            33,808         --                     --       --     (28,188)
Amortization of
deferred
compensation....         --        --                               --          --                     --       --       7,425
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        --                            75,063         --                     --       --         --
Net loss for the
year............         --        --                               --     (627,652)                   --       --         --
                  ----------  --------  ------- ----------- -----------  ----------      -------    ------ --------   --------
Balance--January
31, 1988........       1,721         2                        2,255,932    (655,991)                   --       --     (20,763)
Non-qualified
stock options
exercised.......          18       --                               256         --                     --       --         --
Stock warrants
exercised.......           1       --                            12,000         --                     --       --         --
Common stock
redeemed and
retired.........         (10)      --                              (150)        --                     --       --         --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        --                            36,524         --                     --       --         --
Amortization of
deferred
compensation....         --        --                               --          --                     --       --      19,113
Net loss for the
year............         --        --                               --   (1,092,266)                   --       --         --
                  ----------  --------  ------- ----------- -----------  ----------      -------    ------ --------   --------
Balance--January
31, 1989--
forward.........       1,730         2                        2,304,562  (1,748,257)                   --       --      (1,650)
                                 Total
                     Note    Stockholders'
                  Receivable    Equity
                  ---------- -------------

Balance--January
31, 1987--
forward.........  $      --   $   485,891
Common stock
issued in May
1987 at $750.00
per share for
legal services
performed for
the company.....         --         5,000
Net proceeds
from initial
public stock
offering in June
1987 at
$6,000.00 per
share, less
issuance costs..         --     1,627,833
Non-qualified
stock options
exercised.......         --         5,620
Amortization of
deferred
compensation....         --         7,425
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        75,063
Net loss for the
year............         --      (627,652)
                  ---------- -------------
Balance--January
31, 1988........         --     1,579,180
Non-qualified
stock options
exercised.......         --           256
Stock warrants
exercised.......         --        12,000
Common stock
redeemed and
retired.........         --          (150)
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        36,524
Amortization of
deferred
compensation....         --        19,113
Net loss for the
year............         --    (1,092,266)
                  ---------- -------------
Balance--January
31, 1989--
forward.........         --       554,657

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                          (Deficit)
                                                                         Accumulated
                      Common Stock        Preferred Stock   Additional   During the       Other     Treasury Stock
                  --------------------- -------------------   Paid-In    Development  Comprehensive ---------------   Deferred
                    Shares    Par Value Shares     Value      Capital       Stage        Income     Shares   Cost   Compensation
                  ----------  --------- ------- ----------- -----------  -----------  ------------- ------ -------- ------------

Balance--January
31, 1989--
forward.........       1,730  $      2          $           $ 2,304,562  $(1,748,257)    $             --  $    --    $ (1,650)
Non-qualified
stock options
exercised.......          71       --                             1,060          --                    --       --         --
Common stock
redeemed and
retired.........         (12)      --                              (175)         --                    --       --         --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        --                           113,037          --                    --       --         --
Net proceeds
from secondary
public stock
offering in
April 1989 at
$525.00 per
share, less
issuance cost...       2,174         2                          980,178          --                    --       --         --
Amortization of
deferred
compensation....         --        --                               --           --                    --       --       1,650
Net loss for the
year............         --        --                               --    (1,129,477)                  --       --         --
                  ----------  --------  ------- ----------- -----------  -----------     -------    ------ --------   --------
Balance--January
31, 1990........       3,963         4                        3,398,662   (2,877,734)                  --       --         --
Common stock
issued for cash
in October 1990
through January
1991 at $9.00
per share.......       5,694         6                           51,244          --                    --       --         --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        --                            30,635          --                    --       --         --
Net loss for the
year............         --        --                               --      (854,202)                  --       --         --
                  ----------  --------  ------- ----------- -----------  -----------     -------    ------ --------   --------
Balance--January
31, 1991--
forward.........       9,657        10                        3,480,541   (3,731,936)                  --       --         --
                                 Total
                     Note    Stockholders'
                  Receivable    Equity
                  ---------- -------------

Balance--January
31, 1989--
forward.........  $      --   $   554,657
Non-qualified
stock options
exercised.......         --         1,060
Common stock
redeemed and
retired.........         --          (175)
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --       113,037
Net proceeds
from secondary
public stock
offering in
April 1989 at
$525.00 per
share, less
issuance cost...         --       980,180
Amortization of
deferred
compensation....         --         1,650
Net loss for the
year............         --    (1,129,477)
                  ---------- -------------
Balance--January
31, 1990........         --       520,932
Common stock
issued for cash
in October 1990
through January
1991 at $9.00
per share.......         --        51,250
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --        30,635
Net loss for the
year............         --      (854,202)
                  ---------- -------------
Balance--January
31, 1991--
forward.........         --      (251,385)

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                        (Deficit)
                                                                       Accumulated
                      Common Stock       Preferred Stock   Additional  During the       Other     Treasury Stock
                  -------------------- -------------------   Paid-In   Development  Comprehensive ---------------   Deferred
                    Shares   Par Value Shares     Value      Capital      Stage        Income     Shares   Cost   Compensation
                  ---------- --------- ------- ----------- ----------- -----------  ------------- ------ -------- ------------

Balance--January
31, 1991--
forward.........       9,657 $     10          $           $ 3,480,541 $(3,731,936)    $             --  $    --    $    --
Common stock
issued for cash
in February 1991
through April
1991 at $9.00
per share.......       2,772        3                           24,947         --                    --       --         --
Common stock
issued for cash
and services in
November 1991 at
$1.50 per share.      15,333       15                           22,985         --                    --       --         --
Common stock
issued for cash
and note in
December 1991 at
$0.75 per share.     296,949      297                          200,018         --                    --       --         --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --       --                            16,570         --                    --       --         --
Non-qualified
stock options
exercised.......           1      --                                 1         --                    --       --         --
Net loss for the
year............         --       --                               --     (410,149)                  --       --         --
                  ---------- --------  ------- ----------- ----------- -----------     -------    ------ --------   --------
Balance--January
31, 1992........     324,712      325                        3,745,062  (4,142,085)                  --       --         --
Payment on note
receivable......         --       --                               --          --                    --       --         --
Net proceeds
from secondary
public stock
offering in
August 1992 at
$112.50 per
share, less
issuance costs..      66,666       66                        6,230,985         --                    --       --         --
Non-qualified
stock options
exercised.......       2,000        2                               28         --                    --       --         --
Net loss for the
year............         --       --                               --     (564,173)                  --       --         --
                  ---------- --------  ------- ----------- ----------- -----------     -------    ------ --------   --------
Balance--January
31, 1993--
forward.........     393,378      393                        9,976,075  (4,706,258)                  --       --         --
                                  Total
                     Note     Stockholders'
                  Receivable     Equity
                  ----------- -------------

Balance--January
31, 1991--
forward.........  $      --    $  (251,385)
Common stock
issued for cash
in February 1991
through April
1991 at $9.00
per share.......         --         24,950
Common stock
issued for cash
and services in
November 1991 at
$1.50 per share.         --         23,000
Common stock
issued for cash
and note in
December 1991 at
$0.75 per share.     (50,315)      150,000
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --         16,570
Non-qualified
stock options
exercised.......         --              1
Net loss for the
year............         --       (410,149)
                  ----------- -------------
Balance--January
31, 1992........     (50,315)     (447,013)
Payment on note
receivable......      11,300        11,300
Net proceeds
from secondary
public stock
offering in
August 1992 at
$112.50 per
share, less
issuance costs..         --      6,231,051
Non-qualified
stock options
exercised.......         --             30
Net loss for the
year............         --       (564,173)
                  ----------- -------------
Balance--January
31, 1993--
forward.........     (39,015)    5,231,195

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                         (Deficit)
                                                                        Accumulated
                      Common Stock       Preferred Stock   Additional   During the       Other      Treasury Stock
                  -------------------- -------------------   Paid-In    Development  Comprehensive ----------------    Deferred
                    Shares   Par Value Shares     Value      Capital       Stage        Income     Shares    Cost    Compensation
                  ---------- --------- ------- ----------- -----------  -----------  ------------- ------- --------  ------------

Balance--January
31, 1993--
forward.........     393,378 $    393          $           $ 9,976,075  $(4,706,258)    $              --  $    --     $    --
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --       --                           126,000          --                     --       --     (126,000)
Amortization of
deferred
compensation....         --       --                               --           --                     --       --       40,750
Non-qualified
stock options
exercised.......          67      --                                57          --                     --       --          --
Collection of
note receivable.         --       --                               --           --                     --       --          --
Net loss for the
year............         --       --                               --    (1,012,882)                   --       --          --
                  ---------- --------  ------- ----------- -----------  -----------     -------    ------- --------    --------
Balance--January
31, 1994........     393,445      393                       10,102,132   (5,719,140)                   --       --      (85,250)
Acquisition of
treasury stock..         --       --                               --           --                  41,975 (300,000)        --
Forfeiture of
non-qualified
stock options
granted.........         --       --                           (22,402)         --                     --       --       22,402
Amortization of
deferred
compensation....         --       --                               --           --                     --       --       49,348
Net loss for the
year............         --       --                               --    (1,349,678)                   --       --          --
                  ---------- --------  ------- ----------- -----------  -----------     -------    ------- --------    --------
Balance--January
31, 1995........     393,445      393                       10,079,730   (7,068,818)                41,975 (300,000)    (13,500)
Acquisition of
treasury stock..         --       --                               --           --                  76,667 (143,750)        --
Forfeiture of
non-qualified
stock options
granted.........         --       --                            (1,379)         --                     --       --        1,379
Amortization of
deferred
compensation....         --       --                               --           --                     --       --       12,121
Net loss for the
year............         --       --                               --    (1,187,985)                   --       --          --
                  ---------- --------  ------- ----------- -----------  -----------     -------    ------- --------    --------
Balance--January
31, 1996--
forward.........     393,445      393                       10,078,351   (8,256,803)               118,642 (443,750)        --
                                  Total
                     Note     Stockholders'
                  Receivable     Equity
                  ----------- -------------

Balance--January
31, 1993--
forward.........  $  (39,015)  $ 5,231,195
Excess of fair
market value
over option
price of non-
qualified stock
options granted.         --            --
Amortization of
deferred
compensation....         --         40,750
Non-qualified
stock options
exercised.......         --             57
Collection of
note receivable.      39,015        39,015
Net loss for the
year............         --     (1,012,882)
                  ----------- -------------
Balance--January
31, 1994........         --      4,298,135
Acquisition of
treasury stock..         --       (300,000)
Forfeiture of
non-qualified
stock options
granted.........         --            --
Amortization of
deferred
compensation....         --         49,348
Net loss for the
year............         --     (1,349,678)
                  ----------- -------------
Balance--January
31, 1995........         --      2,697,805
Acquisition of
treasury stock..         --       (143,750)
Forfeiture of
non-qualified
stock options
granted.........         --            --
Amortization of
deferred
compensation....         --         12,121
Net loss for the
year............         --     (1,187,985)
                  ----------- -------------
Balance--January
31, 1996--
forward.........         --      1,378,191

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                        (Deficit)
                                                                       Accumulated
                      Common Stock       Preferred Stock   Additional  During the       Other      Treasury Stock
                  -------------------- -------------------   Paid-In   Development  Comprehensive -----------------    Deferred
                    Shares   Par Value Shares     Value      Capital      Stage        Income     Shares    Cost     Compensation
                  ---------- --------- ------- ----------- ----------- -----------  ------------- ------- ---------  ------------

Balance--January
31, 1996--
forward.........     393,445 $    393          $           $10,078,351 $(8,256,803)    $          118,642 $(443,750)   $    --
Common stock
issued at $0.975
per share.......     333,333      333                          324,667         --                     --        --          --
Common stock
issued at $3.00
per share.......     333,333      333                          999,667         --                     --        --          --
Non-qualified
stock options
exercised.......     145,283      146                          379,003         --                     --        --          --
Net loss for the
period..........         --       --                               --   (1,962,877)                   --        --          --
                  ---------- --------  ------- ----------- ----------- -----------     -------    ------- ---------    --------
Balance--
December 31,
1996............   1,205,394    1,205                       11,781,688 (10,219,680)               118,642  (443,750)        --
Warrents
exercised at
$1.20 per share.       1,173        1                            1,407         --                     --        --          --
Proceeds on
exercise of
stock options...         --       --                             5,000         --                     --        --          --
Warrants Issued.                                             5,407,546
Net proceeds
from private
placement at
$2.3125 per
share, less
issuance cost...   8,648,718    8,650                       15,122,943         --                     --        --          --
Net loss for the
year............         --       --                               --   (3,244,326)                   --        --          --
                  ---------- --------  ------- ----------- ----------- -----------     -------    ------- ---------    --------
Balance--
December 31,
1997--forward...   9,855,285    9,856                       32,318,584 (13,464,006)               118,642  (443,750)        --
                                 Total
                     Note    Stockholders'
                  Receivable    Equity
                  ---------- -------------

Balance--January
31, 1996--
forward.........  $      --   $ 1,378,191
Common stock
issued at $0.975
per share.......         --       325,000
Common stock
issued at $3.00
per share.......         --     1,000,000
Non-qualified
stock options
exercised.......         --       379,149
Net loss for the
period..........         --    (1,962,877)
                  ---------- -------------
Balance--
December 31,
1996............         --     1,119,463
Warrents
exercised at
$1.20 per share.         --         1,408
Proceeds on
exercise of
stock options...         --         5,000
Warrants Issued.                5,407,546
Net proceeds
from private
placement at
$2.3125 per
share, less
issuance cost...         --    15,131,593
Net loss for the
year............         --    (3,244,326)
                  ---------- -------------
Balance--
December 31,
1997--forward...         --    18,420,684

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                           (Deficit)
                                                                          Accumulated
                      Common Stock         Preferred Stock   Additional    During the       Other      Treasury Stock
                  ---------------------  -------------------   Paid-In    Development   Comprehensive -----------------
                    Shares    Par Value  Shares     Value      Capital       Stage         Income     Shares    Cost
                  ----------  ---------  ------- ----------- -----------  ------------  ------------- ------- ---------

Balance--
December 31,
1997--forward...   9,855,285  $  9,856           $           $32,318,584  $(13,464,006)    $          118,642 $(443,750)
Net proceeds
from issuance of
common stock and
warrants........     307,692       308                         1,871,537           --                     --        --
Proceeds from
exercise of
stock options...      25,000        25                            61,725           --                     --        --
Purchase and
retirement of
common stock....    (133,335)     (134)                         (129,866)
Net proceeds
from issuance of
Series B
Preferred Stock
at $100 per
share...........                          80,100   8,010,000
Accrued
preferred stock
dividends.......                           5,986     598,666    (713,187)
Net loss for the
year............         --        --                                --    (21,793,170)                   --        --
                  ----------  --------   ------- ----------- -----------  ------------     -------    ------- ---------
Balance--
December 31,
1998............  10,054,642    10,055    86,086   8,608,666  33,408,793   (35,257,176)               118,642  (443,750)
Proceeds from
exercise of
stock options...         334         4                               347           --                     --        --
Common stock
dividends
issued..........     819,319       819                         1,535,403    (1,536,222)
Accrued
preferred stock
dividends.......                           6,887     688,634  (1,285,412)
Net loss for the
year............         --        --                                --     (7,501,019)                   --        --
                  ----------  --------   ------- ----------- -----------  ------------     -------    ------- ---------
Balance--
December 31,
1999--forward...  10,874,295    10,878    92,973   9,297,300  33,659,131   (44,294,417)               118,642  (443,750)
                                              Total
                    Deferred      Note    Stockholders'
                  Compensation Receivable    Equity
                  ------------ ---------- -------------

Balance--
December 31,
1997--forward...    $    --    $      --   $18,420,684
Net proceeds
from issuance of
common stock and
warrants........         --           --     1,871,845
Proceeds from
exercise of
stock options...         --           --        61,750
Purchase and
retirement of
common stock....                              (130,000)
Net proceeds
from issuance of
Series B
Preferred Stock
at $100 per
share...........                             8,010,000
Accrued
preferred stock
dividends.......                              (114,521)
Net loss for the
year............         --           --   (21,793,170)
                  ------------ ---------- -------------
Balance--
December 31,
1998............         --           --     6,326,588
Proceeds from
exercise of
stock options...         --           --           351
Common stock
dividends
issued..........                                   --
Accrued
preferred stock
dividends.......                              (596,778)
Net loss for the
year............         --           --    (7,501,019)
                  ------------ ---------- -------------
Balance--
December 31,
1999--forward...         --           --    (1,770,858)

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

                                                                         (Deficit)
                                                                        Accumulated
                      Common Stock       Preferred Stock   Additional    During the       Other      Treasury Stock
                  -------------------- -------------------   Paid-In    Development   Comprehensive -----------------
                    Shares   Par Value Shares     Value      Capital       Stage         Income     Shares    Cost
                  ---------- --------- ------- ----------- -----------  ------------  ------------- ------- ---------

Balance--
December 31,
1999--forward...  10,874,295 $ 10,878   92,973 $ 9,297,300 $33,659,131  $(44,294,417)    $   --     118,642 $(443,750)
Net proceeds
from private
placement at
$4.725 per
share, less
issuance cost...   1,809,520    1,810                        7,772,738
Issuance of
options issued
in exchange for
financial
advisory
services........                                                87,373
Issuance of
options issued
in exchange for
consulting
services........                                                12,787
Amortization of
deferred
compensation....
Proceeds from
exercise of
stock options...      71,722       69                          215,685
Non-cash
exercise of
warrants........     104,963      104                             (104)
Accrued
preferred stock
dividends.......                         7,437     743,700  (1,382,200)
Unrealized gain
on marketable
securities......                                                                              75
Net loss for the
year............                                                          (4,795,693)
Comprehensive
loss............
                  ---------- --------  ------- ----------- -----------  ------------     -------    ------- ---------
Balance--
December 31,
2000............  12,860,500 $ 12,861  100,410 $10,041,000 $40,365,410  $(49,090,110)    $    75    118,642 $(443,750)
                  ========== ========  ======= =========== ===========  ============     =======    ======= =========
                                              Total
                    Deferred      Note    Stockholders'
                  Compensation Receivable    Equity
                  ------------ ---------- -------------

Balance--
December 31,
1999--forward...    $    --    $      --   $(1,770,858)
Net proceeds
from private
placement at
$4.725 per
share, less
issuance cost...                      --     7,774,548
Issuance of
options issued
in exchange for
financial
advisory
services........     (87,373)                      --
Issuance of
options issued
in exchange for
consulting
services........     (12,787)                      --
Amortization of
deferred
compensation....      95,307                    95,307
Proceeds from
exercise of
stock options...                               215,754
Non-cash
exercise of
warrants........                                   --
Accrued
preferred stock
dividends.......                              (638,500)
Unrealized gain
on marketable
securities......                                    75
Net loss for the
year............                            (4,795,693)
Comprehensive
loss............                            (4,795,618)
                  ------------ ---------- -------------
Balance--
December 31,
2000............    $ (4,853)  $      --   $   880,633
                  ============ ========== =============

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Cumulative Period
                                      Year Ended    Year Ended   February 15, 1985
                                     December 31,  December 31,   (Inception) to
                                         2000          1999      December 15, 2000
                                     ------------  ------------  -----------------
Operating Activities:
 Net Loss..........................  $(4,795,693)  $(7,501,019)    $(47,553,888)
 Adjustments to reconcile net loss
  to cash used in operating
  activities:
   Depreciation and amortization...      156,856       153,894        1,374,580
   Gain on sale of marketable
    securities--available for sale.          --       (110,244)        (110,244)
   Noncash stock compensation......       95,307                        755,773
   Equity in losses from joint
    ventures and joint venture
    related expenses...............    2,682,368     2,865,908       22,646,251
   Amortization of fair value of
    warrants.......................          --      1,253,856        3,307,546
   Gain on sale of assets..........          --         (3,790)          (4,530)
   Write off patent issuance cost..          --        327,078          439,725
 Changes in assets and
  liabilities:
   Restricted cash.................          --        500,000              --
   Receivable from related party...      (92,199)      (34,339)        (126,538)
   Prepaid expenses................        9,404        (2,446)         (58,803)
   Accounts payable and accrued
    expenses.......................      145,551       188,503          732,410
   Accrued compensation............      (37,303)      (56,509)         147,205
   Due to joint ventures...........   (1,613,988)      442,333         (671,655)
                                     -----------   -----------     ------------
     Total adjustments.............    1,345,996     5,524,244       28,431,720
                                     -----------   -----------     ------------
Net Cash Used in Operating
 Activities........................   (3,449,697)   (1,976,775)     (19,122,168)
Investing Activities:
 Patent issuance cost..............      (82,712)     (152,530)        (759,225)
 Investment in joint ventures......          --     (2,465,408)     (19,963,883)
 Organizational costs incurred.....          --            --              (135)
 Purchases of leasehold
  improvements.....................          --        (20,054)        (695,613)
 Purchases of office and lab
  equipment........................      (86,185)     (107,873)        (997,461)
 Proceeds from assets sold.........          --          3,790            4,790
 Purchases of marketable
  securities--available for sale...   (5,390,981)   (4,663,099)     (11,004,080)
 Proceeds from sale of marketable
  securities--available for sale...    6,923,919     2,175,496        9,099,415
                                     -----------   -----------     ------------
Net Cash Provided by (Used in)
 Investing Activities..............    1,364,041    (5,229,678)     (24,316,192)
Financing Activities:
 Net proceeds from issuance of
  common stock.....................    7,774,548           --        37,799,270
 Net proceeds from issuance of
  preferred stock..................          --            --        16,325,712
 Proceeds from exercise of
  options..........................      215,754           351          417,092
 Proceeds from borrowings under
  line of credit...................       45,621        95,774        1,196,534
 Repayment of borrowings under
  line of credit...................     (114,907)      (96,181)        (873,579)
 Proceeds from notes payable.......          --            --           342,300
 Payments on notes payable.........          --            --          (342,300)
 Repayment of long-term note
  receivable.......................          --            --            50,315
 Repayment of note payable issued
  in exchange for legal service....          --            --           (71,968)
 Purchase and retirement of common
  stock............................          --            --          (130,000)
 Purchase of treasury stock........          --            --          (443,750)
                                     -----------   -----------     ------------
Net Cash Provided by (Used in)
 Financing Activities..............    7,921,016           (56)      54,269,626
                                     -----------   -----------     ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents..................    5,835,360    (7,206,509)      10,831,266
Cash and Cash Equivalents--
 Beginning of Period...............    4,995,906    12,202,415              --
                                     -----------   -----------     ------------
Cash and Cash Equivalents--End of
 Period............................  $10,831,266   $ 4,995,906     $ 10,831,266
                                     ===========   ===========     ============
Supplemental Disclosure of Cash
 Flow:
 Cash paid for interest............  $    51,889   $    51,950     $    160,341
Non-Cash Transactions
 Issuance of common stock
  dividends in kind................  $       --    $ 1,536,223     $  1,536,223
 Issuance of preferred stock
  dividends in kind................    1,382,200     1,285,413        3,380,800

   The accompanying notes are an integral part of the consolidated financial statements.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

   Basis of Presentation--Endorex Corporation (Endorex, or the Company) and Subsidiaries was incorporated in January 1987 as ImmunoTherapeutics, Inc., a wholly owned subsidiary of BiologicalTherapeutics, Inc. ("BTI"). BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985 [inception date]. On March 30, 1987 BTI was merged into Endorex. The Company's financial statements include the accounts of the predecessor, BTI, for all periods presented. In October 1996 Endorex formed its first subsidiary, Orasomal Technologies, Inc. ("Orasomal"), and in July 1997, formed a second subsidiary, Wisconsin Genetics, Inc. ("WGI").

   Nature of Business--Endorex is a development stage, drug delivery company. The Company's core drug delivery technology focuses on oral/mucosal delivery of drugs and vaccines previously delivered only by injection. The Company's Orasome(TM) system utilizes technology licensed from MIT to develop the oral/mucosal delivery of vaccines, proteins and peptides.

   In 1998 the Company formed two joint ventures with Elan Corporation, plc ("Elan"), one of the world's leading drug delivery companies. The purpose of the first joint venture, InnoVaccines Corporation ("InnoVaccines"), is to research, develop, and commercialize novel delivery systems for the human and veterinary vaccine markets. The second joint venture, Endorex Newco, LTD. ("Newco"), focuses on the utilization of the MEDIPAD(R) microinfusion pump, developed by Elan, to deliver iron chelators for the treatment of a series of genetic blood disorders known as iron overload disorders.

2. Development Stage Enterprise

   The Company's activities to date principally have been conducting research and development in conjunction with developing new products. Consequently, as shown in the accompanying financial statements, the Company has not realized substantial revenue and has a deficit accumulated during the development stage for the period from inception, February 15, 1985 through December 31, 2000 of $49.1 million. The Company will continue to be a development stage company, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises", until it begins normal operations with revenue.

3. Summary of Significant Accounting Policies

   Principles of Consolidation--The consolidated financial statements include Endorex and its subsidiaries, Orasomal and WGI. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Segment and Geographic Information--The Company operates in the biotechnology drug delivery industry and does not have reportable operating segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   Equity Method Accounting for Investments in Common Stock--The Company accounts for investments in common stock of non-controlled entities (i.e., InnoVaccines and Newco joint ventures) using the equity method, in accordance with Accounting Principles Board Opinion (APB) No. 18. The Company discontinues application of the equity method when the investment is reduced to zero and does not provide for additional losses, provided that the Company has not guaranteed the obligations of the investee and is not otherwise committed to provide further financial support for the investee. See Note 4 for a description of the Company's investment in joint ventures.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Cash and Cash Equivalents--The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

   Marketable Securities--Marketable securities are comprised of high-grade commercial paper and short-term government agency notes that have maturities ranging from three to twelve months from the purchase date. The fair value of marketable securities classified as available for sale approximates the carrying value of these assets at December 31, 2000 and 1999 due to the short maturity of the instruments.

   Research and Development Costs--Expenditures for research and development activities are charged to operations as incurred.

   Patent Costs--Patent costs, principally legal fees, are capitalized and, upon issuance of the patent, are amortized on a straight-line basis over the estimated useful life of the patent or the estimated remaining economic life.

   Impairment of Long-Lived Assets--Equipment, leasehold improvements and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgement.

   Net Loss Per Share--In accordance with generally accepted accounting principles, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods. The effect of stock options, warrants and convertible preferred stock is antidilutive for all periods presented.

   Income Taxes--Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the current tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities. No current or deferred income taxes have been provided through December 31, 2000 because of the net operating losses incurred by the Company since its inception.

   Stock Based Compensation--The Company accounts for stock-based compensation for awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Stock compensation expense for options granted to nonemployees has been determined in accordance with FAS 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is periodically remeasured as the underlying value of the securities changes.

   Fair Value of Financial Instruments--Generally accepted accounting principles require that fair values be disclosed for most of the Company's financial instruments. The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, receivables from related party, current liabilities and capital lease obligations are considered to be representative of their respective fair values.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Risk and Uncertainties--The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, litigation, product liability, development of new technological innovations, dependence on key personnel, protections of proprietary technology, and compliance with FDA regulations.

   Reclassifications--Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

   New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, will be effective for the Company on January 1, 2001 and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not expect the effect of adopting the provisions of SFAS No. 133 to have a significant impact on its financial position or results of operations.

4. Investment in Joint Ventures

   In 1998 Endorex formed two joint ventures with Elan as follows:

InnoVaccines Corporation

   InnoVaccines was established in January 1998 pursuant to agreements between Endorex and Elan. At closing, the Company issued to Elan International Services, Ltd. ("EIS") 307,692 shares of Endorex common stock and a six-year warrant for the purchase an additional 230,770 shares of Endorex common stock at an exercise price of $10.00 per share for an aggregate purchase price of $2.0 million. In addition, EIS purchased $8.0 million of Endorex Series B convertible preferred stock, which is convertible into Endorex common stock at a price of $7.38 per share, subject to adjustment. The Series B convertible preferred stock pays an 8% annual in-kind dividend, which was $743,700 and $688,634 in 2000 and 1999, respectively.

   InnoVaccines is owned 80.1% by Endorex and 19.9% by Elan. Although Endorex is the majority shareholder, the joint development agreement of InnoVaccines gives management participation to both Endorex and Elan equally. Therefore, because the minority shareholder, Elan, has substantive participating veto rights, Endorex accounts for its investment in the joint venture using the equity method of accounting, in accordance with EITF-96-16 "Investor's Accounting for an Investee, When the Investor Has a Majority of the Voting Interest but the Minority Shareholder of Shareholders Have Certain Approval or Veto Rights". InnoVaccines licensed certain technology from Elan and certain other technology from Orasomal. Endorex and Elan originally invested $8.0 and $2.0 million in the joint venture, respectively.

   At closing, InnoVaccines paid Elan an initial $10.0 million license payment. Elan may receive future milestone payments and royalties based on the joint venture's performance. As the technology did not yet represent a commercial product, the joint venture recorded an expense in 1998 for the initial license fee. The Company recorded its $8.0 million share of the license fee expense in accordance with the equity method.

   Orasomal sub-licensed to InnoVaccines oral vaccine rights to its proprietary Orasome polymerized liposome technology exclusively licensed from MIT. In consideration of the license, Orasomal may receive milestone payments and royalties.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The InnoVaccines joint venture entity contracts with both Endorex and Elan, which perform research and development on behalf of the joint venture. Elan and Endorex each funded research and development related to InnoVaccines technology equally from the inception of the joint venture through March 31, 1999, in accordance with the joint development and operating agreement. Such payments were not funded through the joint venture and Endorex expensed the payments. Subsequent to April 1, 1999, Endorex and Elan are responsible for funding joint venture expenditures in proportion to their respective ownership levels through the joint venture entity (as a loan). During the years ended December 31, 2000 and 1999, Endorex incurred research and development and general and administrative expenditures aggregating $1.7 and $1.5 million, respectively, which were billed to InnoVaccines.

   Endorex has a payable due to the joint venture of approximately $1.7 million as of December 31, 2000, which consists of Endorex's share of the joint venture's net losses to date in excess of Endorex's initial investment less amounts billed by the Company to the joint venture. The InnoVaccines joint venture has a payable due to Elan of $1.7 million, representing the amount Elan has contributed to InnoVaccines in excess of its funding obligation.

   Endorex and Elan also incurred $677,000 and $870,000 of expenditures during the years ended December 31, 2000 and 1999, respectively, related to certain licenses that Endorex and Elan acquired for further development on behalf of InnoVaccines. Elan and Endorex each agreed to pay 50% of the license costs outside of the joint venture entity. The receivable from related party of $126,538 and $34,339 at December 31, 2000 and 1999, respectively, on the accompanying consolidated balance sheets represent reimbursements not yet received from Elan. The Company's portion of the license costs have been included in equity in losses from joint ventures in the accompanying statements of operations. These amounts were not capitalized, because the technology does not yet represent a commercial product.

Endorex Newco, LTD.

   Newco was established in October 1998 pursuant to agreements between Endorex and Elan. At closing, Endorex and EIS purchased $8.4 million and $2.1 million of Newco's common stock, respectively. In addition, Elan purchased $8,410,500 of Endorex Series C Convertible Preferred Stock. The Series C Preferred Stock is exchangeable at Elan's option for an additional 30.1% ownership interest of Newco's common stock, or it may be converted into Endorex's common stock at a price of $8.86 per share. The Series C Preferred Stock pays a 7% annual in-kind dividend, which was $638,500 and $596,778 in 2000 and 1999, respectively.

   Newco is owned 80.1% by Endorex and 19.9% by EIS. Although Endorex is the majority shareholder, the joint development agreement of Newco gives management participation to both Endorex and Elan equally. Therefore, because the minority shareholder, Elan, has substantive participating veto rights, Endorex accounts for its investment in the joint venture using the equity method of accounting in accordance with EITF-96-16. At closing, Newco paid Elan an initial $10.0 million license payment. Because the technology did not represent a commercial product, Newco recorded an expense in 1998 for the initial license fee expense. The Company recorded its $8.0 million share of the license fee in accordance with the equity method. Elan may also receive future milestone payments and royalties based on Newco's performance.

   In consideration of the license fee, Newco has obtained an exclusive worldwide license to the MEDIPAD drug delivery system developed by Elan with two drugs. Newco is focusing on development of the first of those drugs, Norditropin, an iron chelator for the treatment of a series of genetic blood disorders known as iron overload disorders. MEDIPAD is a lightweight, microinfusion pump, which combines the simplicity of a patch with the extensive delivery capabilities of an infusion pump.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The Newco joint venture entity contracts with both Endorex and Elan, which perform research and development on behalf of the joint venture. During 2000 and 1999, Elan and Endorex were required to fund Newco expenditures according to their respective ownership interests. Endorex may choose to borrow from a multi-draw convertible note with Elan to fund its portion of Newco's research and development expenses. Through December 31, 2000, no amounts have been borrowed under this note.

   During the years ended December 31, 2000 and 1999, Endorex incurred research and development and general and administrative expenditures aggregating $42,000 and $148,000, respectively, related to the joint venture and billed to Newco. Endorex has a payable due to Newco of $334,000 at December 31, 2000, which consists of Endorex's share of the joint venture's net losses to date in excess of Endorex's initial investment less amounts billed by the Company to the joint venture.

Unaudited Condensed Financial Statements for Unconsolidated Joint Ventures

   Condensed, unaudited financial statement information of the joint ventures is stated below. The joint ventures had no revenues in any period.

                                                          December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
      InnoVaccines net loss......................... $(3,466,101) $(2,679,643)
      Newco net loss................................    (168,945)    (682,902)
                                                     -----------  -----------
          Total net loss............................ $(3,635,046) $(3,362,545)
                                                     ===========  ===========
      Reconciliation of joint venture net losses to
       equity in losses from joint ventures:
        Total joint venture net losses.............. $(3,635,046) $(3,362,545)
        Endorex mark up (a).........................     567,925      509,683
        Elan Minority Interest......................     723,374      669,146
        InnoVaccines costs incurred by Endorex,
         outside of joint venture...................    (388,621)    (682,192)
                                                     -----------  -----------
          Equity in losses from joint ventures...... $(2,682,368) $(2,865,908)
                                                     ===========  ===========

--------
(a) The Company invoices the joint venture at cost, plus a mark-up that is agreed to by Elan, which is intended to approximate overhead costs.

5. Leasehold Improvements and Equipment

   Office and lab equipment is stated at cost. Depreciation is computed on a straight-line basis over five years. Leasehold improvements are amortized utilizing the straight-line method over the term of the lease. Depreciation expense was $151,024 and $138,582 for the periods ended December 31, 2000 and 1999, respectively. Leasehold improvements and equipment consisted of the following at December 31:

                                                            2000        1999
                                                         ----------  ----------
      Leasehold improvements............................ $  255,888  $  255,888
      Laboratory equipment..............................    786,902     730,803
      Office equipment..................................    141,438     111,302
                                                         ----------  ----------
                                                          1,184,228   1,097,993
      Accumulated depreciation..........................   (800,066)   (649,042)
                                                         ----------  ----------
                                                         $  384,162  $  448,951
                                                         ==========  ==========

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6. Lines of Credit

   On December 31, 1998, Endorex obtained a $750,000 equipment financing line with Finova Technology Financing, Inc. ("Finova"). At December 31, 2000, approximately $503,000 has been used to finance equipment and leasehold improvements under capital leases (see Note 10). Interest rates for each draw are based upon a base interest rate of 7.4%, plus an index rate equivalent to the highest yield published for three-year United States Treasury Notes two days prior to the loan draw. The aggregate interest rates incurred to date range from 12.15% to 13.82%. Draws are payable in monthly installments over a period of 48 months, with a final payment in June 2004.

   On May 19, 1997, Endorex entered into a senior line of credit agreement with The Aries Funds, two of the Company's major stockholders, to borrow up to $500,000 (the "Bridge Loan"). During 1997, the Company paid the outstanding principal and interest on the Bridge Loan. In partial consideration of the Bridge Loan, the Company granted warrants to purchase an aggregate of 66,668 shares of common stock at an initial exercise price equal to $2.3125 per share. The warrant exercise price and the number of shares that can be purchased are subject to adjustment in certain circumstances. The warrants are exercisable until May 19, 2002.

7. Stockholders' Equity

   Private Placements--In April 2000, the Company issued and sold an aggregate of 1,809,520 shares of common stock. Gross proceeds of these issuances were $8.6 million with net proceeds, after deducting commissions and expenses, of $7.8 million.

   In connection with the April 2000 private placement, the Company issued warrants to the investors for the purchase of 452,383 shares of its common stock. The warrants issued to these investors are immediately exercisable at $5.91 per share and expire in April 2005. Also, as part of the compensation received by Paramount Capital, Inc. ("Paramount") for its assistance in the private placement, Paramount received warrants to purchase 226,190 shares of Endorex common stock. These warrants are immediately exercisable at $5.25 per share, expire in October 2007 and may be called if the closing bid price of the common stock equals or exceeds $13.125 per share for at least 20 consecutive trading days.

   During 1997, the Company issued and sold an aggregate of 8,648,718 shares of common stock to certain accredited investors. The gross proceeds of these issuances were $20 million with net proceeds, after deducting commissions and expenses, of $15.1 million.

   In connection with the 1997 private placement, the Company issued warrants for the purchase of 864,865 shares of Endorex common stock at an exercise price of $2.54375 per share to Paramount, the placement agent, and certain of its affiliates and employees. The Company also issued warrants to purchase 1,297,297 shares of Endorex common stock at an exercise price of $2.54375 per share to certain employees of Paramount. The estimated fair value at the warrants' grant date was $3.16 million, which was recorded as a deferred cost and amortized to expense over two years, the term of the agreement. The warrants are exercisable and expire on April 16, 2003. Through December 31, 2000, 148,161 warrants have been exercised.

   Common Stock Dividend--The terms of the 1997 private placement also included 5%, semi-annual dividends payable in additional shares of common stock based on the number of shares held as of the record date, including previous dividend distributions. The first and second semi-annual common stock dividends were payable to holders of stock with dividend rights as of the record date of April 16, 1999 and October 16, 1999, respectively. The Company distributed the first and second dividends on June 1, 1999 and November 16, 1999, respectively. No dividends were paid during 2000; dividend rights were terminated effective March 20, 2000.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8. Stock Option Plans

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

   The Board of Directors' Compensation Committee determines the terms of the options, including vesting periods. No one person participating in the Plan may receive options and separately exercisable stock appreciation rights for more than 750,000 shares of common stock per calendar year.

   As permitted by Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" (SFAS No. 123), the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option plans. Had the Company accounted for its stock option plans based on the fair value at the grant date for options granted under the plan, based on provisions of SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have increased by approximately $0.1 million, or $.01 per share, and $0.4 million, or $0.03 per share, for 2000 and 1999, respectively. Net loss and net loss per share would have increased as follows:

                                                        2000         1999
                                                     -----------  -----------
      Net loss applicable to common stockholders:
        As reported................................. $(6,177,893) $(8,786,431)
        Pro forma...................................  (6,325,952)  (9,118,581)
      Basic and diluted net loss per share
       applicable to common stockholders
        As reported................................. $     (0.51) $     (0.82)
        Pro forma...................................       (0.52)       (0.85)

   The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.75 and $1.45 for 2000 and 1999, respectively.

   The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 102% and 139% in 2000 and 1999, respectively and average risk-free interest rates in 2000 and 1999 of 5.5% and 5.63%, respectively.

                              ENDOREX CORPORATION
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Option activity for the periods ended December 31, 2000 and 1999 was as follows:

                                                                Weighted Average
                                                                    Options
                                                      Options    Exercise Price
                                                     ---------  ----------------
      Balance at December 31, 1998.................. 1,460,776       $3.18
      Granted.......................................   229,000        1.93
      Exercised.....................................      (334)       1.05
      Forfeited.....................................  (117,940)       5.11
                                                     ---------       -----
      Balance at December 31, 1999.................. 1,571,502        2.82
      Granted.......................................   176,500        3.78
      Exercised.....................................   (71,722)       3.01
      Forfeited.....................................  (157,155)       4.76
                                                     ---------       -----
      Balance at December 31, 2000.................. 1,519,125       $2.73
                                                     =========       -----

   The weighted average exercise price, by price range, for all outstanding options as of December 31, 2000 is:

                                     Weighted Average
                                        Remaining     Outstanding    Options
                                     Contractual Life   Options   Excerciseable
                                     ---------------- ----------- -------------
      Price Range $1.38-$2.54.......    8.2 years      1,272,625    1,059,248
      Price Range $3.25-$4.88.......    9.2 years        161,500       22,800
      Price Range $5.50-$6.75.......    7.0 years         85,000       85,000
                                                       ---------    ---------
                                                       1,519,125    1,167,048
                                                       =========    =========

9. Income Taxes

   The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows:

                                                            December 31
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
Deferred tax assets:
  Net operating loss carryforwards.................. $  5,858,000  $  5,414,000
  Research and development credit carryforward......      618,000       618,000
  Licensing fees....................................    4,778,000     5,045,000
  Other.............................................       98,000       108,000
                                                     ------------  ------------
                                                       11,352,000    11,185,000
Valuation allowance.................................  (11,352,000)  (11,185,000)
                                                     ------------  ------------
Net deferred tax assets............................. $        --   $        --
                                                     ============  ============

   At December 31, 2000, the Company had net operating loss carryforwards of approximately $17 million for U.S. Federal and state tax purposes, which expire beginning in 2007. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

                              ENDOREX CORPORATION
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10. Lease Commitments

   The Company leases executive offices and research facilities under operating leases, which provide for annual minimum rent and additional rent based on increases in operating costs and real estate taxes. Rental expense was $59,318 during 2000 and $83,153 during 1999.

   Future minimum lease payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

                                                            Capital   Operating
                                                             Leases    Leases
                                                            --------  ---------
      2001................................................. $151,965  $ 55,632
      2002.................................................  179,886    57,300
      2003.................................................   35,835    59,018
      2004.................................................   10,619       --
      Thereafter...........................................      --        --
                                                            --------  --------
        Total Minimum Lease Payments....................... $378,305  $171,950
                                                                      ========
      Amount representing interest.........................  (55,350)
                                                            --------
        Present value of net minimum lease payments,
         including current portion......................... $322,955
                                                            ========

   At December 31, 2000, the gross amount of equipment and leasehold improvements recorded under capital leases and related accumulated amortization was approximately $503,088 and $206,842, respectively.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Endorex Corporation (A Development Stage Enterprise)

   We have audited the accompanying balance sheet of Endorex Corporation (the Company, a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period February 15, 1985 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1999 and for the year then ended and for the period February 15, 1985 (inception) through December 31, 1999, were audited by other auditors whose report dated February 4, 2000 expressed an unqualified opinion on those statements. The financial statements for the period February 15, 1985 (inception) through December 31, 1999 include total revenues and net loss of $100,000 and $(42,758,195), respectively. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period February 15, 1985 (inception) through December 31, 2000, insofar as it relates to amounts for prior periods through December 31, 1999, is based solely on the report of other auditors.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and the results of its operations and its cash flows for the year then ended and the period from February 15, 1985 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
February 15, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Endorex Corporation
(A Development Stage Enterprise):

   In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 1999, and for the period cumulative from inception (February 15, 1985) to December 31, 1999, present fairly, in all material respects, the financial position, results of operations and cash flows of Endorex Corporation and its subsidiaries (a development stage enterprise) at December 31, 1999 and for the year ended December 31, 1999, and for the period cumulative from inception (February 15, 1985) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Endorex Corporation for any period subsequent to December 31, 1999.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 4, 2000

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on March 30, 2001.

                                          Endorex Corporation

                                                  /s/ Michael S. Rosen
                                          By: _________________________________
                                                      Michael S. Rosen
                                               President and Chief Executive
                                                         Officer

   Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on March 30, 2001.

              Signature                                  Title
              ---------                                  -----

       /s/ Michael S. Rosen            President, Chief Executive Officer and
By: __________________________________  Director
           Michael S. Rosen

     /s/ Steve J. Koulogeorge          Assistant Treasurer and Controller
By: __________________________________  (Principal Financial and Accounting
         Steve J. Koulogeorge           Officer)

                 *                     Director
By: __________________________________
           Richard Dunning

                 *                     Director
By: __________________________________
           Steve H. Kanzer

                 *                     Director
By: __________________________________
            Paul D. Rubin

                 *                     Director
By: __________________________________
           H. Laurence Shaw

                 *                     Director
By: __________________________________
            Steve Thornton

                 *                     Director and Chairman of the Board
By: __________________________________
           Kenneth Tempero

       /s/ Michael S. Rosen
By: __________________________________
           Michael S. Rosen
           Attorney-in-fact