Form 10KSB/A
period 1999-12-31
ENDOREX CORP
filed 2001-04-24
CIK 812796

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB/A-2

(Mark
 One)

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999

 [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the Transition period from _______ to ________

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

                                (Title of class)
                                ----------------
                                      None

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Revenues for its most recent fiscal year were: $ 0

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

 Transitional Small Business Issuer: Yes [_] No [X]

                      Documents Incorporated by Reference

  The definitive proxy statement of Endorex Corporation in connection with the 2000 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-KSB.

================================================================================

Item 13. Exhibits, Lists and Reports on Form 8-K.

  (a) The following financial statements and exhibits are filed as part of this report:

       (1)  Financial Statements:

            (i)   Independent Accountants' Report.

            (ii)  Balance Sheet as of December 31, 1999.

            (iii) Statements of Operations for the periods ended December 31,
                  1999 and 1998 and cumulative from February 15, 1985 (date of inception) to December 31, 1999.

            (iv) Statements of Cash Flows for the periods ended December 31, 1999 and 1999 and cumulative from February 15, 1985 (date of inception) to December 31, 1999.

            (v) Statements of Stockholders' Equity for the period from February 15, 1985 (date of inception) to December 31, 1999.

            (vi)  Notes to Financial Statements.

            (vii) Independent Accountants' Report.

       (2)  Exhibits:

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

10.21* Development License and Supply Agreement, dated February 2, 2000, between Endorex Newco, Ltd. and Schein Pharmaceutical (Bermuda), Ltd. (13)

10.22 Employment Agreement, dated February 8, 2000, between Endorex Corporation and Frank C. Reid. (12)

10.23 Letter Agreement, dated March 13, 2000, between Endorex Corporation and David Franckowiak. (12)

21     Subsidiaries of Endorex. (12)

23.1 Consent of PricewaterhouseCoopers LLP, independent certified public accountants. (13)

24.1   Power of Attorney

--------
  + Endorex was granted Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
  * Endorex has applied for Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
 (1) Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-13492).
 (2) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1989.
 (3) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1992.
 (4) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 1996.
 (5) Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996.
 (6) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1996.
 (7) Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.
 (8) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the period ended December 31, 1997.
 (9) Incorporated by reference to our Registration Statement on Form S-8 dated September 23, 1998.
(10) Incorporated by reference to our Quarterly Report on Form 10-QSB, for the fiscal quarter ended September 30, 1998.
(11) Incorporated by reference to our Registration Statement on Form 10-KSB, for the period ended December 31, 1998.
(12) Incorporated by reference to the initial filing of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(13) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as amended on Form 10-KSB/A filed on November 27, 2000.

  (b) Reports on Form 8-K

     During the fiscal quarter ended December 31, 1999 we did not file any Current Reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on April 24, 2001.


                         ENDOREX CORPORATION

                         By:   *
                             ---------------------------------------------------
                             Michael S. Rosen
                             President and Chief Executive Officer