Form 10KSB/A
period 2000-12-31
ENDOREX CORP
filed 2001-04-30
CIK 812796

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A


(Mark
One)

 {X}    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000

 {_}    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the Transition period from _______ to ________

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

                                (Title of class)

                                ----------------

                                      None

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {_}

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {_}

  Revenues for its most recent fiscal year were: $ 0

  The aggregate market value of the common stock held by non-affiliates computed by reference to the closing price of such stock, as of March 31, 2001, was $5,243,887. Non-affiliates have been determined on the basis of holdings set forth under Item 11 of this Annual Report on Form 10-KSB.

  At March 31, 2001, 12,741,858 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

  Transitional Small Business Issuer: Yes {_}  No {X}

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PURPOSE FOR AMENDMENT

        Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Form 10-KSB (this "Amendment") amends the Annual Report on Form 10-KSB (the "Report") for the fiscal year ended December 31, 2000 of Endorex Corporation (the "Company") filed with the Securities and Exchange Commission on March 31, 2001.

        Part III, Items 9, 10, 11 and 12 of the Report and the Company's Consolidated Financial Statements and the footnotes thereto are hereby amended and restated in their entirety as follows:

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Significant Employees; Compliance with Section 16(A) of the Exchange Act.

        Set forth below are descriptions of the Company's directors, executive officers and significant employees. With each director, executive officer, promoter and significant employees.

        Michael S. Rosen, M.B.A., 48, has served as President, Chief Executive Officer and a member of the Board of Directors of the Company since August 1996. From January 1995 until August 1996, he was President and Chief Executive Officer of PharmaMar, S.A., a European biotechnology company. From June 1991 until January 1995, Mr. Rosen was General Manager of the northern Latin American businesses for Monsanto Company, a multinational chemical/pharmaceutical company. Mr. Rosen received a B.A. in Sociology/International Relations from Beloit College and an M.B.A. in International Business from the University of Miami. He has undertaken post-graduate courses at Northwestern University and Sophia University in Tokyo, Japan.

        Richard Dunning, 55, has served as a member of the Board of Directors of the Company since August 1997. He has been Chairman and Chief Executive Officer of Nexell Therapeutics Inc. since May 1999. Prior to that, he was President and Chief Executive Officer of Nexell since April 1996. Nexell, formerly known as VIMRX Pharmaceuticals Inc., is the leading developer and marketer of innovative diagnostics and ex vivo cell therapies for cancer, autoimmune, metabolic and genetic diseases. Prior to joining Nexell, Mr. Dunning played an instrumental role in the formation of The DuPont Merck Pharmaceutical Company and acted as that organization's Executive Vice President and Chief Financial Officer from 1991 to 1995. Mr. Dunning received a B.S. in Economics and an M.B.A. in Finance from the University of Delaware.

        Steve H. Kanzer, C.P.A., J.D., 37, has served as a member of the Board of Directors since June 1996. He has been President, Chief Executive Officer and a member of the board of directors of Corporate Technology Development, Inc. since 1999. Prior thereto he was President and Chief Executive Officer of the Institute for Drug Research, Inc., a private pharmaceutical research and development company with offices in Budapest, Hungary, and New York since December 1997. From 1992 until December 1998, Mr. Kanzer was a founder of Paramount Capital Inc. and Senior Managing Director and Head of Venture Capital of Paramount Capital Investment, LLC, a biotechnology and biopharmaceutical venture capital and merchant banking firm. Mr. Kanzer is a founder and Chairman of the Board of Discovery Laboratories, Inc. and a member of the board of directors of Atlantic Technology Ventures, Inc., both publicly traded pharmaceutical research and development companies. From 1993 until June 1998, Mr. Kanzer was a founder and a member of the board of directors of Boston Life Sciences, Inc., a publicly traded pharmaceutical research and development company. Mr. Kanzer is also a founder and member of the board of directors and has been a Chairman and Interim President of several private pharmaceutical research and development companies. Mr. Kanzer received his J.D. from New York University School of Law in 1988 and a B.B.A. in Accounting from Baruch College in 1985. Mr. Kanzer is a nominee of the Aries Domestic Fund, LP, Aries Domestic Fund II, LP and the Aries Master Fund II to Company's the Board of Directors.

        Paul D. Rubin, M.D., 47, has served as a member of the Board of Directors of the Company since November 1997. Since 1999, he has been Executive Vice President for Drug Development at Sepracor, Inc., having previously been Senior Vice President since 1996. He is responsible for managing research and development programs for Sepracor's improved chemical entities portfolio, which includes the management of Discovery Research, Regulatory, Clinical, Preclinical, and Project Management teams. Dr. Rubin also plays a key role in the evaluation of external technology and licensing opportunities. From 1993 to 1996, Dr. Rubin was the Vice President and Worldwide Director of Early Clinical Development and Clinical Pharmacology at Glaxo Wellcome. Prior to Glaxo, Dr. Rubin held various executive research positions at Abbott Laboratories. Dr. Rubin received his M.D. from Rush Medical College in Chicago and completed his residency in Internal Medicine at the University of Wisconsin Hospitals and clinics in Madison, Wisconsin.

        H. Laurence Shaw, M.D., 54, has served as a member of the Board of Directors of the Company since August 1997. In 1999, he was appointed as Chief Executive Officer of Applied Spectral Imaging, a company focused on the application of technology that combines conventional imaging with spectroscopy to display previously undetected information with applications in diverse areas such as cytogenetics, pathology and ophthalmology, as well as fields unrelated to healthcare. He was Chairman, President and Chief Executive Officer of Pacific Pharmaceuticals, Inc. from December 1996 until March 1999. From 1995 to 1996, Dr. Shaw was Corporate Vice President Research and Development for C.R. Bard, Inc. in New Jersey. From September 1993 to 1995, he was Founder,

President and Chief Executive Officer of Atlantic Pharmaceuticals, Inc. Dr. Shaw graduated from University College Hospital Medical School, London, England.

        Kenneth Tempero, M.D., Ph.D., M.B.A., 61, was elected Chairman of the Board in May 1999 and has served as a member of the Board of Directors since September 1996. Since April 1996, Dr. Tempero has been a principal at KTC, Inc., a consulting company. Prior thereto, he served as Chairman and Chief Executive officer of MGI PHARMA, Inc., a company that focuses on the development and sale of cancer therapeutics and related products. From November 1983 to August 1987, Dr. Tempero held various positions with G.D. Searle & Co., a pharmaceutical company, most recently as Senior Vice President of Research and Development. Dr. Tempero holds M.S. and Ph.D. degrees in Pharmacology from Northwestern University, an M.D. in Medicine and Surgery from Northwestern University and an M.B.A. in Pharmaceutical Marketing from Fairleigh Dickinson University.

        Steven Thornton, 43, has served as a member of the Board of Directors since February 1998. He has served as Executive Vice President of Commercial Development for Elan Pharmaceutical Technologies since December 1997. Prior to joining Elan Pharmaceutical Technologies, Mr. Thornton served from July 1994 as President of Schein Bayer Pharmaceutical Services Inc., a joint venture of Bayer and Schein Pharmaceutical Inc. From 1991 to 1994, he served with Bayer as Region Director with responsibility for pharmaceutical operations in Australia, New Zealand and South Africa. Mr. Thornton graduated with honors from Lancaster University in 1978, receiving a B.A. in applied social psychology. Mr. Thorton is the nominee of the holders of the Company's Series B Convertible Preferred Stock.

        Steven J. Koulogeorge, MBA, CPA, 41, has served as Controller and Assistant Treasurer since September 2000. From 1983 to 1997, Mr. Koulogeorge held several accounting and finance positions with Kraft General Foods, the last of which was Director of Finance at Alliant Foodservice. From 1997 to 2000, Mr. Koulogeorge held several positions with Illinois Tool Works, including Controller of the Industrial Finishing unit. Mr. Koulogeorge received his B.S. in Finance from Drake University and received his M.B.A in Finance from DePaul University. Mr. Koulogeorge is also a Certified Public Accountant in the State of Illinois.

        John McCracken, MBA, 49, has served as Vice President, Business Development since February 2001. From 1999 to 2000, Mr. McCracken was Global Operations Director of Life Cycle Management at Pharmacia Corporation, where he directed product life cycle initiatives with global commercial focus, including commercial assessment of drug delivery systems. From 1981 to 1999, Mr. McCracken directed business initiatives for G.D. Searle. He has held several executive positions ranging from Director of International Operations, Senior Director and Assistant to the President and CEO to his last position as Managing Director for Global Operations. Mr. McCracken received his B.A. in Economics from Carleton College and earned his M.B.A. in Finance and Accounting from Northwestern University.

        Panayiotis P. Constantinides, Ph.D., 48, has served as Vice President, Research and Development since January 2001. From 1997 until joining the Company, Dr. Constantinides was Director of Research at SONUS Pharmaceuticals, where he was responsible for building the company's drug delivery program. From 1995 to 1997, Dr. Constantinides was the Section Head of Formulation Development for Abbott Laboratories' Pharmaceutical Products Division. Dr. Constantinides received a University Diploma in Chemistry from the National and Kapodistrian University and a Ph.D. in Biochemistry from Brown University. He then completed a postdoctoral fellowship in Pharmacology at Yale University and continued as an Associate Research Scientist in the Comprehensive Cancer Center of Yale University School of Medicine. Dr. Constantinides has written 36 publications and filed numerous patents that deal with physicochemical and biopharmaceutical aspects of surfactant micelles, liposomes, emulsions and self-emulsifying drug delivery systems.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Company's directors, executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, must file initial reports of ownership and reports of changes in ownership of any equity securities of the Company with the Securities and Exchange Commission. Copies of the reports must be furnished to the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the Company's most recent fiscal year other than Mr. Thorton and Mr. Tempero. Inadvertently, the Form 5 of Mr. Thorton and Form 5 of Mr. Tempero for fiscal year 2000 were filed late.

Item 10.Executive Compensation.

        The following table sets forth information concerning the compensation paid during the Company's fiscal years ended December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers as of December 31, 2000 whose base salaries during the year were in excess of $100,000 and two other persons for whom disclosure would have been required if they were serving as an Executive Officer of the Company at December 31, 2000 (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                                Long-Term Compensation
                                                                ----------------------
                                    Annual Compensation
                                    -------------------
                                                                    Awards       Payouts
                                                                    ------       -------
                                                                  Securities    All Other
                                           Salary    Bonus        Underlying   Compensation
Nameand Principal Position      Year        ($)       ($)         Options (#)      ($)
--------------------------      ----        ---       ---         -----------      ---
Michael S. Rosen              12/31/00    249,600     50,000  (1)                3,340  (4)
  President and Chief         12/31/99    249,600     12,500  (2)    25,000      6,997  (4)
  Executive Officer           12/31/98    248,808     72,000  (3)                1,219  (4)
Robert N. Brey                12/31/00    136,000                    30,000
  Senior Advisor for          12/31/99    131,904      7,000  (2)    10,000     19,000  (5)
  Technology Assessment       12/31/98    126,829     13,270  (3)
  and Intellectual
   Property
Frank C. Reid                 12/31/00    130,000
  Vice President,
   Finance and
  Corporate
   Development(6)
Steve Koulogeorge             12/31/00     98,000      3,675  (1)
  Controller and Assistant
  Treasurer(7)

___________
1.  Bonuses accrued in 2000 and paid entirely in 2001.
2.  Bonuses accrued in 1999 and paid entirely in 2000.
3.  Bonuses accrued in 1998 and paid entirely in 1999.
4.  Life insurance premiums incurred and paid during the period.
5.  Reimbursed relocation expenditures.
6.  Mr. Reid resigned from the Company on December 21, 2000.
7.  Mr. Koulogeorge joined the Company on September 25, 2000.


  The following table contains information concerning options granted to the Named Executive Officers during the fiscal year ended December 31, 2000. No SARs were granted during the period.

                       Option Grants in Last Fiscal Year

                                               Percentage
                                                of Total
                             Number of          Options
                             Securities        Granted to         Exercise
                             Underlying       Employees in          Price      Expiration
                         Option Granted (#)  Fiscal Year (1)    ($/share) (2)     Date
                         ------------------  ---------------    -------------     ----
    Michael S. Rosen             -                 -                  -            -

    Robert N. Brey             30,000              17%               $3.94       2/8/10

    Steve Koulogeorge          60,000              34%               $3.94       2/8/10

    Frank C. Reid              15,000               8%               $2.31      9/28/10

___________
  1. Based on an aggregate of 176,500 options granted to employees and non-employee board members in the fiscal year ended December 31, 2000, including options granted to the Named Executive Officers.

  2. The exercise price of each grant is equal to the fair market value of the Company's Common Stock on the date of the grant.

      The following table sets forth certain information concerning exercisable and unexercisable stock options held as of December 31, 2000 by each of the Named Executive Officers:

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                          Number of Securities          Value of Unexercised In-
                                                         Underlying Unexercised           the-Money Options at
                                                           Options at 12/31/00                12/31/00 ($)
                     Shares Acquired      Value             (#) Exercisable/                  Exercisable/
                     on Exercise (#)   Realized ($)           Unexercisable                 Unexercisable(1)
                     ---------------   ------------           -------------                 ----------------
        Name
        ----
    Michael Rosen                                            534,375/134,375                140,625/191,504

    Robert Brey                                                43,125/36,875                  46,875/84,864

    Steve Koulogeorge

    Frank C. Reid                                                     15,000

___________
     (1) Based on the difference between the closing price on December 31, 2000 ($1.00) and the exercise price of outstanding options.

Compensation of Directors

        Cash Compensation. As of December 2000, Directors receive a $2,000 fee for attending quarterly Board of Directors meetings in person and $500 for telephonic attendance at such meetings and for attendance at committee meetings, and are reimbursed for travel expenses incurred in connection with performing their respective duties as Directors of the Company.

        Director Fee Option Grant Program. Each non-employee Director has the right to apply all or a portion of his annual cash retainer fee to the acquisition of a special option grant under the Director Fee Option Grant Program pursuant to the Company's Amended and Restated 1995 Omnibus Incentive Plan (the "Option Plan"). The grant will automatically be made on the first trading day in January following the filing of the stock-in-lieu-of-cash election and will have an exercise price per share equal to one-third of the fair market value of the option shares on the grant date. The number of shares subject to the option will be determined by dividing the amount of the retainer fee applied to the program by two-thirds of the fair market value per share of Common Stock on the grant date. As a result, the total spread on the option (the fair market value of the option shares on the grant date less the aggregate exercise price payable for those shares) will be equal to the portion of the retainer fee invested in that option. The option will become exercisable for fifty percent (50%) of the option shares upon the Director's completion of six
(6) months of Board service in the calendar year in which the option is granted. The balance of the option shares will become exercisable in six (6) successive equal monthly installments upon the Director's completion of each additional month of Board service during that calendar year. The option will remain exercisable until the earlier of (i) the expiration of the ten (10)-year option term or (ii) the end of the three (3)-year period measured from the date of the Director's cessation of Board service. The option will become immediately exercisable in its entirety should the Director die or become permanently disabled while a Board member. In addition, upon the successful completion of a hostile take over, each option may be surrendered to the Company for a cash distribution per surrendered option share in an amount equal to the excess of
(a) the take-over price per share over (b) the exercise price payable for such share.

        Automatic Option Grant Program. Non-employee Directors are eligible to receive an option to purchase up to 42,000 shares of common stock at the commencement of Board service. In addition, each non-employee Director who continues to serve on the Board will automatically be granted an option to purchase an additional 12,000 shares of Common Stock on the date of the second anniversary of such individual's initial share option grant and on every two (2) years thereafter. The exercise price per share of such options is equal to the fair market value per share of Common Stock on the date of grant. Each option granted under the Automatic Option Grant Program shall be immediately exercisable for any or all of the option shares. However, any shares purchased under the option shall be subject to repurchase by the Company, at the exercise price paid per share, upon the Director's cessation of Board service prior to vesting in those shares. Each initial grant of 42,000 options shall vest, and the Company's repurchase right shall lapse, (i) with respect to 30,000 shares in a series of two (2) successive equal annual installments upon the Optionee's completion of each year of Board service over the two (2)-year period measured from the option grant date and (ii) with respect to 12,000 shares in a series of eight (8) successive equal quarterly installments on the last day of each calendar quarter over the two (2)-year period measured from the option grant date, provided the Director has attended the regular Board meeting held during such quarter. Each 12,000-share option shall vest, and the Company's repurchase right shall lapse, in a series of eight (8) successive equal quarterly installments on the last day of each calendar quarter over the two (2)-year period measured from the option grant date, provided the Director has attended the regular Board meeting held during such quarter.

Employment Contracts and Termination of Employment and Change in Control Arrangements

        On May 17, 2000, the Company entered into an employment agreement with Michael S. Rosen to serve as the President, Chief Executive Officer, and a Director of the Company. The term of Mr. Rosen's employment agreement with the Company commenced on February 8, 2000 and ends upon termination of the employment agreement pursuant to its terms. Pursuant to his employment agreement, Mr. Rosen is entitled to receive (i) an annual base salary of $249,000 and (ii) an annual bonus of up to 50% of his annual base salary upon achieving certain milestones. The Company must also maintain medical, long-term disability and life insurance with coverage of up to $1,000,000. In the event Mr. Rosen's employment is terminated other than for cause, Mr. Rosen is entitled to a payment equal to six months of his base salary following such termination (plus bonuses earned but not yet paid), subject to setoff for amounts earned from alternative employment. Mr. Rosen will also continue to receive his base salary, life insurance and medical insurance for six months following such termination.

        On September 19, 2000, the Company entered into an employment agreement with Steven J. Koulogeorge to serve as the Assistant Treasurer and Controller. Mr. Koulogeorge's employment commenced September 25, 2000 and the agreement terminates on September 24, 2004. Pursuant to his employment agreement, Mr. Koulogeorge is entitled to receive (i) an annual base salary of $98,000 and (ii) an annual bonus of up to 15% of his annual base salary at the discretion of the Company's Board of Directors. Pursuant to his employment agreement, Mr. Koulogeorge also received an option to purchase up to 15,000 shares of Common Stock at an exercise price of $2.3125 per share that vest equally over 4 years starting on September 28, 2001. In the event Mr. Koulogeorge is terminated other than for cause or if he terminates his employment for good reason within 4 months of a change of control of the Company, Mr. Koulogeorge is entitled to receive for a period 4 months his base monthly salary and any unpaid bonus, subject to set off for amounts earned from alternative employment.

        On December 1, 1996, the Company entered into an employment agreement with Robert Brey to serve as the Vice President of Research and Development. Mr. Brey's employment commenced December 1, 1996 and terminated on November 30, 2000, pursuant to the terms of his employment agreement. Under his employment agreement, Mr. Brey was entitled to receive (i) a minimum annual base salary of $115,000 and (ii) an annual bonus of up to 25% of his annual base salary at the discretion of the Company's Board of Directors. Mr. Brey was also granted an option to purchase up to 100,000 shares of Common Stock at an exercise price of $2.00 per share all of which have fully vested. Subsequent to the termination of his employment as the Vice President of Research and Technology, Mr. Brey was engaged by the Company as the Senior Advisor of Technology Assessment and Intellectual Property.

        On March 10, 1997, the Company entered into an employment agreement with David G. Franckowiak to serve as Controller and Treasurer. Pursuant to the terms of his employment agreement, Mr. Frankowiak was entitled to receive (i) a minimum annual base salary of $91,000, (ii) an annual bonus of up to 15% of his annual base salary at the discretion of the Company's Board of Directors and
(iii) options to purchase up to 50,000 shares of Common Stock at an exercise price of $2.00 per share, which vests at a rate of 3.125 shares every quarter starting June 30, 1997. Mr. Franckowiak's employment agreement commenced on April 1, 1997. Pursuant to a letter agreement dated March 13, 2000, Mr. Franckowiak resigned from the Company on March 31, 2000 but agreed to assist the Company for up to four months to transition certain of his duties. Pursuant to the letter agreement, Mr. Frankowiak was entitled to receive (i) his annual base salary of $127,000 for up to four months, (ii) a $6000 bonus upon satisfactory completion of certain duties and (iii) the continued vesting of his options for up to four months.

        On February 8, 2000, the Company entered into an employment agreement with Frank C. Reid to serve as Vice President of Finance and Corporate Development. Mr. Reid's employment commenced February 21, 2000. Mr. Reid was entitled to receive (i) an annual base salary of $130,000, (ii) a bonus of up to 30% of his annual base salary and (iii) options to purchase up to 60,000 shares of Common Stock at an exercise price of $3.94. Mr. Reid resigned from the Company as of December 31, 2000.

        On May 17, 2000, the Company entered into a consulting agreement with Kenneth Tempero, as an independent consultant, to provide, on a non-exclusive basis, assistance and advice to the Company regarding its business, corporate partnering activities and research and development activities. The term of the consulting agreement commenced on May 17, 2000 and ends upon the first meeting of the Board after the 2001 Annual Meeting; provided, however, the term of the consulting agreement may be extended upon mutual consent. Mr. Tempero is the Chairman of the Board of the Company.

        On January 4, 2001, the company entered into an employment agreement with Panayiotis P. Constantinides to serve as the Vice President of Research and Development. Mr. Constantinides's employment commenced January 12, 2001 and the agreement ends on January 11, 2004. Pursuant to his employment agreement, Mr. Constantinides is entitled to receive (i) an annual base salary of $170,000 and
(ii) an annual bonus of up to 30% of his annual base salary. Pursuant to his employment agreement, Mr. Constantinides also received an option to purchase up to 60,000 shares of Common Stock at an exercise price of $1.50 per share that vest equally over 4 years upon the anniversary date of his employment agreement. In the event Mr. Constantinides is terminated other than for cause or if he terminates his employment for good reason within 12 months of a change of control of the Company, Mr. Constantinides is entitled to receive for a period 6 months his base monthly salary and any unpaid bonus, subject to set off for amounts earned from alternative employment.

        On February 12, 2001, the company entered into an employment agreement with John McCracken to serve as the Vice President of Business Development. Mr. McCracken's employment commenced February 26, 2001 and the agreement ends on February 25, 2005. Pursuant to his employment agreement, Mr. McCracken is entitled to receive (i) an annual base salary of $175,000 and (ii) an annual bonus of up to 35% of his annual base salary. Pursuant to his employment agreement, Mr. McCracken also received an option to purchase up to 100,000 shares of Common Stock at an exercise price of $1.25 per share. These options for 75,000 shares of Common Stock vest equally over 4 years upon each anniversary date of Mr. McCracken's employment agreement and the remaining options to purchase up to 25,000 shares of Common Stock vest upon meeting certain milestones. Upon receipt by the Company of at least $2,000,000 in revenue or income from business development activities, Mr. McCracken's base annual salary increases by $20,000. In the event Mr. McCracken is terminated other than for cause, Mr. McCracken is entitled to receive for a period 7 months his base monthly salary and any unpaid bonus, subject to set off for amounts earned from alternative employment. In the event Mr. McCracken terminates his employment for good reason within 6 months of a change of control of the Company, Mr. McCracken is entitled to receive for a period 6 months his base monthly salary and any unpaid bonus, subject to set off for amounts earned from alternative employment.

        The Compensation Committee has the authority to provide for the accelerated vesting of the options granted to the Chief Executive Officer and the Company's other executive officers under the Option Plan in the event of (i) a change in control of the Company effected through a successful tender offer for more than 50% of the Company's outstanding Common Stock or a change in the majority of the Board as a result of one or more contested elections for Board membership, or (ii) the individual's termination of employment (whether involuntarily or through a forced resignation) within a designated period following such a change in control or an acquisition of the Company by merger or asset sale.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of March 31, 2001, certain information with respect to the beneficial ownership of shares of Common Stock and Series B Convertible Preferred Stock of: (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and Series B Convertible Preferred Stock, (ii) each Director of the Company and each Named Executive Officer, and (iii) all directors and executive officers of the Company as a group. As of March 31, 2001, the Company had 12,741,858 shares of Common Stock outstanding and 103,689 shares of Series B Convertible Preferred Stock.

                                                                                     Series B
                                                                                    Convertible
                                                     Common Stock                 Preferred Stock
Name and Address of Beneficial Owner                 Beneficially       Percent     Beneficially        Percentage
------------------------------------
                                                       Owned (1)        of Class      Owned (1)          of Class
                                                       ---------        --------      ---------          --------
Aries Domestic Fund (2)............................    2,369,986         18.38%
  c/o Paramount Capital Asset Management, Inc.
  787 Seventh Avenue
  New York, NY  10019

The Aries Master Fund II (3).......................    1,076,081          8.39%
  c/o Paramount Capital Asset Management, inc.
  787 Seventh Avenue
  New York, NY  10019

Elan International Services, Ltd. (4)..............    2,999,953         19.06%       1,360,569            100%
  102 St. James Court
  Flatts Smith, SL 04
  Bermuda

Lindsay A. Rosenwald, M.D. (5).....................    4,900,384         34.00%
  787 Seventh Avenue,
  New York, NY  10019

Paramount Capital Asset Management, Inc. (6).......    4,900,384         34.00%
  787 Seventh Avenue,
  New York, NY  10019

Robert Brey (7) (8)................................       64,375           *
Richard Dunning  (7) (8)...........................       51,000           *
Steve Kanzer  (7) (8)..............................      194,500          1.50%
Steve Koulogeorge (7) (8)..........................       30,000           *
Frank Reid (7) (8).................................         --             --
Michael S. Rosen, MBA  (7) (8).....................      634,985          4.75%
Paul Rubin  (7) (8)................................       48,000           *
H. Lawrence Shaw  (7) (8)..........................       49,500           *
Kenneth Tempero  (7) (8)...........................      105,000           *
Steven Thornton  (7) (8)...........................       34,500           *
All Directors and Officers as a group..............    1,211,860          8.68%

-----------
*Represents less than 1% of outstanding Common Stock or voting power.

 1 The beneficial ownership of shares of the Company's stock of any person or entity set forth in this table includes shares of the Company's stock that such person or entity has a right to acquire within 60 days, pursuant to the exercise of options or warrants, or conversion of securities or otherwise, and are deemed to be outstanding for the purpose of computing the percentage ownership of such person or entity, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

2. Number of shares beneficially owned includes 23,334 shares of common stock issuable upon exercise of warrants exercisable until May 19, 2002 at a price of $2.3125 per share, and 56,533 shares issuable upon exercise of warrants exercisable until April 16, 2003 at a price of $2.54375 per share. Does not include warrants to purchase 1,434,032 shares of common stock held by Lindsay A. Rosenwald, M.D., the Chairman of Paramount Capital Asset Management, Inc. ("PCAM"), which is the general partner of the Aries Domestic Fund, L.P., in his individual capacity. Dr. Rosenwald and PCAM share the power to vote and/or dispose of the shares of common stock held by the Aries Domestic Fund, L.P., but disclaim beneficial ownership thereof except to the extent of their pecuniary interest therein, if any.

3. Number of shares beneficially owned includes 43,334 shares of common stock issuable upon exercise of warrants exercisable until May 19, 2002 at a price of $2.3125 per share, and 112,159 shares of common stock issuable upon exercise of warrants exercisable until April 16, 2003 at a price of $2.54375 per share. Does not include warrants to purchase 1,434,032 shares of common stock held by Lindsay A. Rosenwald, M.D., the Chairman of PCAM, which is the investment manager of The Aries Master Fund II, in his individual capacity. Dr. Rosenwald and PCAM share the power to vote and/or dispose of the shares of common stock held by The Aries Master Fund II, but disclaim beneficial ownership thereof except to the extent of their pecuniary interest therein, if any.

4. Number of shares beneficially owned includes 1,360,569 shares of common stock issuable upon conversion of Series B Preferred Stock, 1,101,614 shares of common stock issuable upon conversion of Series C Preferred Stock and 230,770 shares issuable upon exercise of warrants exercisable until January 21, 2004 at a price of $10.00 per share.

5. Lindsay A. Rosenwald, M.D., is the Chairman and sole stockholder of PCAM, which is the Investment Manager and General Partner of the Aries Master Fund II, Aries Domestic Fund, L.P. and Aries Domestic Fund II, L.P., respectively. The chairman and sole stockholder of Paramount Capital, Inc. is Lindsay A. Rosenwald, M.D. The securities beneficially owned by Lindsay A. Rosenwald include 1,434,032 shares of common stock issuable upon exercise of warrants exercisable until April 16, 2003 at a price of $2.54375 per share, 1,076,081 shares beneficially owned by Aries Domestic Fund, L.P., 2,369,986 shares beneficially owned by Aries Master Fund II and 20,284 shares beneficially owned by Aries Domestic Fund II, L.P. Dr. Rosenwald disclaims beneficial ownership of the shares owned by the Aries Master Fund II, Aries Domestic Fund II, L.P. and Aries Domestic Fund, L.P., except to the extent of any pecuniary interest therein.

6. PCAM, the Investment Manager of The Aries Master Fund II, a Cayman Islands exempted company, is also the General Partner of the Aries Domestic Fund, L.P. and the Aries Domestic Fund II, L.P., each a Delaware limited partnership, and each of which also owns securities of the Company. PCAM disclaims beneficial ownership of the securities held by the funds, except to the extent of their pecuniary interest therein, if any. PCAM disclaims beneficial ownership of warrants to purchase 1,434,032 shares of common stock owned by Lindsay A. Rosenwald, M.D.

7. The address of this individual is c/o Endorex Corporation, 28101 Ballard, Lake Forest, IL 60045.

8. Consists entirely of shares issuable upon exercise of options held that are exercisable within the 60-day period following March 31, 2001.

Item 12. Certain Relationships and Related Transactions.

        On June 13, 1996, Dominion Resources, Inc. ("Dominion") entered into an agreement with The Aries Fund and the Aries Domestic Fund, L.P. (collectively, "the Aries Funds") with the Company as a party to the agreement, whereby the Aries Funds purchased an aggregate of 266,667 shares of Common Stock from Dominion at $1.50 per share. As part of the transaction, Dominion transferred to the Aries Funds certain of its rights under an existing agreement with the Company, including the right to designate one of the directors of the Company and the right to have the shares registered under the Securities Act of 1933, as amended ( the "Securities Act"). Upon completion of the transaction, Steven H. Kanzer was elected to the Board of Directors as a designee of the Aries Funds. On June 26, 1996, the Aries Funds purchased from the Company an additional 333,334 shares of Common Stock at a price of $3.00 per share. The purchase agreements relating to such shares contains various representations and warranties concerning the Company and its activities and also various affirmations and negative covenants, and grant to the Aries Funds the right to have the shares registered under the Securities Act and restricts the Company from entering into mergers, acquisitions, or sales of the Company's assets without the prior approval of the Aries Funds and then nominee on the Board. The Aries Master Fund II and the Aries Domestic each beneficially own in excess of 5% of the Company's Common Stock, based upon the shares of Common Stock and shares of Common Stock issuable upon exercise of warranties, benefically owned by each of them.

        In connection with a credit agreement entered into by the Company and the Aries Funds on May 19, 1997, the Company issued to the Aries Funds warrants to purchase an aggregate of 66,668 shares of Common Stock. Such warrants are exercisable until May 19, 2002, at an exercise price of $2.31250 per share, subject to adjustment under certain circumstances. PCAM is the investment manager of the Aries Funds and the general partner of the Aries Domestic Fund, L.P. Lindsay Rosenwald, M.D., is the president and sole stockholder of PCAM and of Paramount. PCAM and Dr. Rosenwald each beneficially own in excess of 5% of the Company's outstanding Common Stock, based upon the shares of Common Stock and shares of Common Stock issuable upon exercise of warranties, benefically owned by each of them.

        The Company issued and sold an aggregate of 8,648,718 shares of Common Stock to certain accredited investors in a private placement on July 16, October 10, and October 16, 1997, in consideration of an aggregate amount of $20,000,000. The net proceeds to the Company after deducting commissions and expenses of Paramount, which acted as the placement agent for the private placement, were $17,400,000. Paramount is an affiliate of PCAM and Dr. Rosenwald.

        In connection with the private placement, the Company issued and sold to Paramount and/or its designees warrants, or (the "Placement Warrants") to purchase up to an aggregate of 864,865 shares of Common Stock. Also in connection with the execution of a financial advisory agreement, dated October 16, 1997, between the Company and Paramount, the Company issued and sold to Paramount warrants (the "Advisory Warrants") to purchase up to an aggregate of 1,297,297 shares of Common Stock. The Placement Warrants and the Advisory Warrants are exercisable until April 16, 2003, at an exercise price of $2.54375 per share, subject to adjustment under certain circumstances.

        On January 21, 1998, the Company established a joint venture, Innovaccines Corporation ("Innovaccines"), with Elan Corporation, plc ("Elan") for the exclusive research, development and commercialization of oral and mucosal prophylactic and therapeutic vaccines. As part of the transaction, Elan International Services, Ltd. ("EIS"), a wholly owned subsidiary of Elan, made a $2.0 million initial investment by purchasing 307,692 shares of Common Stock and warrants to acquire 230,770 shares of Common Stock. The warrants are excercisable until January 21, 2004 at an exercise price of $10.00 per share, subject to adjustment under certain circumstances. In addition, in connection with the joint venture and the execution of a license agreement, the Company issued $8.0 million of Series B Convertible Preferred Stock to EIS. Upon completion of the transaction, Steven Thornton was elected to the Board of Directors as a designer of EIS. The Company is in the process of negotiating and documenting an approximately $2,500,000 line of credit with Elan that will be used solely to pay the Company's funding obligations for Innovaccines; as of December 31, 2000, Elan has paid approximately $1,643,412 of the Company's funding obligations for Innovaccines, based upon the shares of Common Stock and shares of Common Stock issued upon conversion of series B prefered Stock and Series C Preferred Stock beneficially owned Elan International Services, Ltd. beneficially owns in excess of 5% of the outstanding Common Stock of the Company.

        On October 21, 1998, the Company established a second joint venture, Endorex Newco, Ltd., with Elan for the exclusive research, development and commercialization of the Medipad(R) disposable drug delivery system with two undisclosed drugs. In connection with the joint venture and the execution of a license agreement, the Company issued $8.4 million of Series C Convertible Preferred Stock to EIS. The Company has committed credit availability of approximately $4,800,000 from Elan for the purposes of funding Newco.

        Pursuant to a Financial Advisory Agreement dated as of October 25, 1999 between Paramount and the Company, Paramount provided to the Company financial advisory services for a period of twelve months from the date of the agreement. Paramount received as compensation for its services $5,000 per month for the term of the Financial Advisory Agreement and received options for 46,000 shares of Common Stock at an exercise price of $2.54 per share. Of these options, options for 10,000 shares of common stock were immediately exercisable upon the issuance of such options and expired on October 25, 2000; options for 9,000 shares of common stock became exercisable after October 25, 2000 and expire on October 25, 2009; options for 9,000 shares of common stock become exercisable after April 25, 2001 and expire on October 25, 2009; and options for 18,000 shares of common stock become exercisable after October 25, 2002 and expire on October 25, 2009.

        Pursuant to a Finder Agreement dated as of February 29, 2000, as amended on April 6, 2000, between Paramount and the Company, Paramount agreed to act as a finder in connection with the Company's April 2000 private placement of Common Stock and warrants. In return for its services under the Finder Agreement, Paramount received a cash payment of $598,500 and warrants exercisable for 226,190 shares of Common Stock at an exercise price of $5.25 per share, subject to adjustment under certain circumstances. The warrants became exercisable on October 12, 2000 and expire on October 11, 2007.

Item 13. Exhibits, Lists and Reports on Form 8-K.

   (a) The following financial statements and exhibits are filed as part of this report:

    (1) Exhibits:

      3.1      Amended and Restated Certificate of Incorporation. (7)
      3.2      By-laws. (2)
      4.1      Specimen Common Stock Certificate. (2)
      4.2 Form of Subscription Agreement by and between Endorex and each investor dated as of April 11, 2000. (3)
      4.3 Form of Amendment and Supplement to Subscription Agreement entered into by each investor as of April 11, 2000. (3)
      4.4 Form of Second Amendment and Supplement to Subscription Agreement entered into by each investor as of April 11, 2000. (3)
      4.5 Form of Investor Warrant issued to each investor dated as of April 12, 2000.(3)
      4.6 Form of Finder Warrant issued to Paramount Capital, Inc. dated as of April 12, 2000. (3)
      4.7      Warrant issued to Aries Fund dated as of May 19, 1997. (3)
      4.8 Warrant issued to Aries Domestic Fund, L.P. dated as of May 19, 1997. (3)
      4.9 Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997. (4)
     4.10 Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997. (4)

     4.11 Warrant issued to Elan International Services, Ltd. dated January 21, 1998. (5)
     10.1 Patent License Agreement dated December 16, 1996 between Endorex and Massachusetts Institute of Technology. (6)
     10.2 Employment Agreement dated May 17, 2000 between Endorex and Michael S. Rosen. (7)
     10.3      Employment Agreement dated December 1, 1996 between
               Endorex and Robert N. Brey. (6)
     10.4      Purchase Agreement among Dominion Resources, Inc., The
               Aries Fund, a Cayman Island Trust, The Aries Domestic
               Fund, L.P., and Endorex dated as of June 13, 1996. (3)
     10.5      Purchase Agreement dated as of June 26, 1996 between
               Endorex, The Aries Fund and The Aries Domestic Fund, L.P. (6)
     10.6      Amended and Restated 1995 Omnibus Incentive Plan.
     10.7      Lease dated December 19, 1997 between Endorex and Howard
               M. Ruskin. (5)
     10.8      Joint Development and Operating Agreement, dated as of
               January 21, 1998, between Endorex, Elan Corporation, plc, Orasomal Technologies, Inc. and Endorex Vaccine Delivery Technologies, Inc. (5)
     10.9      Securities Purchase Agreement, dated as of January 21,
               1998, between Endorex and Elan International Services, Ltd. (5)
     10.10     Registration Rights Agreement, dated as of January 21,
               1998, between Endorex and Elan International Services, Ltd. (5)
     10.11+    License Agreement, dated as of January 21, 1998, between
               Elan Pharmaceuticals, plc. and Endorex Vaccine Delivery Technologies, Inc. (5)
     10.12+ License Agreement, dated as of January 22, 1998, between Orasomal Technologies, Inc., Endorex Vaccine Delivery Technologies, Inc. and Endorex. (5)
     10.13     Securities Purchase Agreement, dated as of October 21,
               1998, between Endorex and Elan International Services, Ltd. (1)
     10.14     Registration Rights Agreement, dated as of October 21,
               1998, between Endorex and Elan International Services, Ltd. (1)
     10.15+ License Agreement, dated as of October 21, 1998, between Endorex, Elan Corporation, plc, Endorex Newco. Ltd., and
               Elan Medical Technologies Ltd. (1)
     10.16+    Joint Development and Operating Agreement, dated as of
               October 21, 1998, between Endorex, Elan Corporation, plc,
               Elan International Services, Ltd. and Endorex Newco, Ltd. (1)
     10.17+    Development License and Supply Agreement, dated February
               2, 2000, between Endorex Newco, Ltd. and Schein

               Pharmaceutical (Bermuda), Ltd. (9)
     10.18 Employment Agreement, dated February 8, 2000, between Endorex and Frank C. Reid. (9)
     10.19 Letter Agreement, dated March 13, 2000, between Endorex and David Franckowiak. (9)
     10.20 Consulting Agreement between Endorex and Kenneth Tempero, M.D., Ph.D., dated as of May 17, 2000. (7)
     10.21 Employment Agreement between Endorex and Steve Koulogeorge dated September 19, 2000. (11)
     10.22 Employment Agreement between Endorex and Panayiotis Constantinides dated January 4, 2001. (11)
     10.23 Employment Agreement between Endorex and John McCracken dated February 21, 2001. (11)
     10.24 Finder Agreement between the Endorex and Paramount Capital, Inc. dated as of February 29, 2000. (3)
     10.25 Amendment and Supplement to Finder Agreement dated as of April 6, 2000. (3)
     10.26 Financial Advisory Agreement between Endorex and Paramount Capital, Inc. dated as of October 25, 1999. (3)
     16.1      Letter from PricewaterhouseCoopers LLP. (10)
     21.1      Subsidiaries of Endorex. (9)
     23.1 Consent of Ernst & Young LLP, independent certified public accountants. (11)
     23.2 Consent of PricewaterhouseCoopers LLP, independent certified public accountants. (11)
     24.1      Power of Attorney. (11)


--------
+ Endorex was granted Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1) Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998.
(2) Incorporated by reference to our Registration Statement on Form S-1 as amended (File No. 33-13492).
(3) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-36950), as amended on December 29, 2000.
(4) Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.
(5) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1997.
(6) Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1996.
(7) Incorporated by reference to our Quarterly Report on Form 10-QSB, for the fiscal quarter ended June 30, 2000.
(8) Incorporated by reference to our Registration Statement on Form S-8 dated September 23, 1998.
(9) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as amended on November 27, 2000.
(10) Incorporated by reference to our current report on Form 8-K filed on November 9, 2000.
(11) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Unaudited Condensed Financial Statements for Unconsolidated Joint Ventures

   Condensed, unaudited financial statement information of the joint ventures is stated below. The joint ventures had no revenues in any period.

                                                          December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
      InnoVaccines net loss......................... $(3,466,101) $(2,679,643)
      Newco net loss................................    (168,945)    (682,902)
                                                     -----------  -----------
          Total net loss............................ $(3,635,046) $(3,362,545)
                                                     ===========  ===========
      Reconciliation of joint venture net losses to
       equity in losses from joint ventures:
        Total joint venture net losses.............. $(3,635,046) $(3,362,545)
        Endorex mark up (a).........................     617,925      509,683
        Elan Minority Interest......................     723,374      669,146
        InnoVaccines costs incurred by Endorex,
         outside of joint venture...................    (388,621)    (682,192)
                                                     -----------  -----------
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

PricewaterhouseCoopers LLP

Chicago, Illinois
February 4, 2000

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lake Forest, State of Illinois, on April 27, 2001.

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