Form 10QSB
period 2001-03-31
ENDOREX CORP
filed 2001-05-14
CIK 812796

                    SEC SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2001

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

                        Yes  [X]    No   [ ]

At May 1, 2001, 12,741,858 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                        Yes  [ ]    No   [X]

                    PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        March 31,      December 31,
                                                          2001            2000
ASSETS
Current assets:
 Cash and cash equivalents                             $ 10,351,595    $ 10,831,266
 Marketable securities - available for sale               1,005,302       2,014,984
 Related party receivable                                    31,333         126,538
 Prepaid expenses                                           418,409          58,803
                                                       ------------    ------------
   Total current assets                                  11,806,639      13,031,591
Leasehold improvements and equipment,
 net of accumulated amortization of $838,006                410,295         384,162
Patent issuance costs, net of accumulated
 amortization of $12,000                                    260,475         253,705
                                                       ------------    ------------
TOTAL ASSETS                                           $ 12,477,409    $ 13,669,458
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                 $    603,262    $    642,440
 Accrued compensation                                        82,147         147,205
 Due to joint ventures                                    2,147,884       2,010,713
 Current portion of line of credit                          124,331         118,793
                                                       ------------    ------------
    Total current liabilities                             2,957,624       2,919,151
Long-term liabilities:
 Long-term portion of line of credit                        185,172         204,162
                                                       ------------    ------------
    Total long-term liabilities                             185,172         204,162
                                                       ------------    ------------
      Total Liabilities                                   3,142,796       3,123,313

Series C exchangeable convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares; 97,603
 issued and outstanding at liquidation value              9,833,977       9,665,512

Stockholders' equity:
Preferred stock, $.001 par value.  Authorized
 4,600,000 shares; none issued and outstanding                   --              --
Series B convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares;
 100,410 issued & outstanding at liquidation value       10,239,069      10,041,000
Common stock, $.001 par value.  Authorized
 50,000,000 shares; 12,860,500 issued,
 and 12,741,858 outstanding                                  12,861          12,861
Additional paid-in capital                               40,001,284      40,365,410
Unearned compensation                                        (9,528)         (4,852)
Deficit accumulated during the development stage        (50,299,575)    (49,090,111)
Unrealized gain/(loss) on marketable securities                 275              75
                                                       ------------    ------------
                                                            (55,614)      1,324,383
Less:
 Treasury stock, at cost, 118,642 shares                   (443,750)       (443,750)
                                                       ------------    ------------
     Total Stockholders' Equity                            (499,364)        880,633
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 12,477,409    $ 13,669,458
                                                       ============    ============

         See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months            Cumulative from
                                                       Ended March 31,         February 15, 1985
                                                 --------------------------    (date of inception)
                                                     2001           2000        to March 31, 2001
                                                 -----------    -----------    -------------------
Revenue:
SBIR contract revenue                            $        --    $        --       $    100,000

Expenses:
SBIR contract research and development                    --             --             86,168
Proprietary research and development                 585,852        251,081         15,418,857
General and administrative                           468,754        365,962         13,540,799
                                                 -----------    -----------       ------------
Total operating expenses                           1,054,606        617,043         29,045,824
                                                 -----------    -----------       ------------
    Loss from operations                          (1,054,606)      (617,043)       (28,945,824)

Equity losses in joint ventures                     (317,058)      (930,077)       (22,963,310)
Other income                                          (1,577)        25,635            253,727
Interest income                                      174,369         97,165          3,215,957
Interest expense                                     (10,592)       (11,798)          (323,902)
                                                 -----------    -----------       ------------
    Net loss                                      (1,209,464)    (1,436,118)       (48,763,352)
    Preferred stock dividends                       (366,534)      (344,631)        (3,747,334)
                                                 -----------    -----------       ------------
    Net loss available to common stockholders    $(1,575,998)   $(1,780,749)      $(52,510,686)
                                                 ===========    ===========       ============
Basic and diluted net loss per share
  available to common stockholders               $     (0.12)   $     (0.16)      $     (16.05)
Basic and diluted weighted average common
  shares outstanding                              12,741,858     10,804,483          3,272,014


           See accompanying condensed notes to financial statements.

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Three Months           Cumulative Period
                                                                               Ended March 31,         February 15, 1985
                                                                         --------------------------      (Inception) to
                                                                             2001           2000         March 31, 2001
                                                                         -----------    -----------    -----------------
NET CASH USED IN OPERATING ACTIVITIES ................................    (1,060,972)      (373,681)      (20,183,140)

INVESTING ACTIVITIES:
    Patent issuance cost .............................................        (7,801)        26,355          (767,026)
    Investment in joint ventures .....................................      (317,058)      (930,077)      (20,280,941)
    Organizational costs incurred ....................................            --             --              (135)
    Purchases of leasehold improvements ..............................            --             --          (695,613)
    Purchases of office and lab equipment ............................       (71,177)       (20,401)       (1,068,638)
    Proceeds from assets sold ........................................            --             --             4,790
    Purchases of marketable securities--available for sale ...........    (3,477,806)    (1,513,736)      (14,481,886)
    Proceeds from sale of marketable securities--available for sale ..     4,487,487        992,343        13,586,902
                                                                         -----------    -----------      ------------
NET CASH USED IN INVESTING ACTIVITIES ................................       613,645     (1,445,516)      (23,702,547)

FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock .......................       (20,365)            --        37,778,905
    Net proceeds from issuance of preferred stock ....................            --             --        16,325,712
    Proceeds from exercise of options ................................            --        122,525           417,092
    Proceeds from borrowings under line of credit ....................        17,195             --         1,213,729
    Repayment of borrowings under line of credit .....................       (29,174)       (28,844)         (902,753)
    Proceeds from notes payable ......................................            --             --           342,300
    Payments on notes payable ........................................            --             --          (342,300)
    Repayment of long-term note receivable ...........................            --             --            50,315
    Repayment of note payable issued in exchange for legal service ...            --             --           (71,968)
    Purchase and retirement of common stock ..........................            --             --          (130,000)
    Purchase of treasury stock .......................................            --             --          (443,750)
                                                                         -----------    -----------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................       (32,344)        93,681        54,237,282
                                                                         -----------    -----------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................      (479,671)    (1,725,516)       10,351,595
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD .......................    10,831,266      4,995,906                --
                                                                         -----------    -----------      ------------
CASH AND CASH EQUIVALENTS--END OF PERIOD .............................   $10,351,595    $ 3,270,390      $ 10,351,595
                                                                         ===========    ===========      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
    Cash paid for interest ...........................................   $    10,592    $    11,798      $    170,933
NON-CASH TRANSACTIONS
    Issuance of common stock dividends in kind .......................   $        --             --      $  1,536,223
    Issuance of preferred stock dividends in kind ....................            --             --         3,380,800

              The accompanying notes are an integral part of the
                       consolidated financial statements

                              ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONDENSED NOTES TO FINANCIAL STATEMENTS


  We prepared these unaudited interim consolidated financial statements under the rules and regulations for reporting on Form 10-QSB. Accordingly, we omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with the consolidated financial statements and their notes included in our latest annual report on Form 10-KSB, as amended. It is our opinion that the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.


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

                                                 For the three months ended
                                                           March 31,
                                                     2001             2000
                                                ------------     ------------
InnoVaccines, net of Endorex mark up on
 billings to InnoVaccines..................       $(390,553)     $(1,133,994)
Newco, net of Endorex mark up on billings
 to Newco..................................         (84,088)        (218,764)
                                                  ---------      -----------
Total net loss.............................       $(474,641)     $(1,352,758)
                                                  =========      ===========
Reconciliation to equity in losses from
 joint ventures:
Total joint venture net losses.............       $(474,641)     $(1,352,758)
Less: Elan minority interest...............         157,583          422,680
                                                  ---------      -----------
Equity in losses from joint ventures.......       $(317,058)     $  (930,078)
                                                  =========      ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The following discussion provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes and our Annual Report on Form 10-KSB, as amended. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe-harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in Exhibit 99 "Risk Factors" of this Form 10-QSB, which may cause actual results to differ materially from those discussed in any forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" "plans" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the SEC. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Endorex is a development stage enterprise and expects no significant revenue from the sale of products in the near future.


Material Changes in Results of Operations

  For the three-month period ended March 31, 2001, net loss decreased approximately $0.2 million, or 16 percent, to $1.2 million as compared to a loss of approximately $1.4 million for the three months ended March 31, 2000. After giving effect to dividends on preferred stock, which are paid-in-kind, in shares of preferred stock, net loss available to common stockholders decreased approximately $0.2 million, or 11 percent, to approximately $1.6 million, or $0.12 per share, compared with $1.8 million, or $0.16 per share, for the prior year period.

  Research and development expenditures for the three months ended March 31, 2001, increased approximately $0.3 million, or 133 percent, to $0.6 million, compared with $0.3 million for the corresponding period ended March 31, 2000. This increase was due to the recruitment of new R&D management and an expansion of the number of drugs currently being evaluated for oral delivery.

  General and administrative expenses for the three months ended March 31, 2001, increased approximately $0.1 million, or 28 percent, to $0.5 million as compared to the three months ended March 31, 2000, due to increased legal and accounting expenses; such increase was due in part to our transition to a new independent accounting firm.

  We have two joint ventures with Elan. InnoVaccines is developing several delivery systems for oral and mucosal vaccines. Endorex (Newco) is developing Elan's Medipad(R) a small, disposable microinfusion pump for the delivery of iron chelation drugs to treat a type of genetic blood disease known as iron overload disorders (e.g. Cooley's anemia, and sickle cell anemia). Our share of the research, development and business expenditures through these joint ventures is recorded as equity in losses from joint ventures. During the first quarter of 2001, equity in losses from joint venture activities decreased by approximately $0.6 million, or 66 percent, to $0.3 million compared to the same period of 2000. This decrease represents a reduction in preclinical animal experiments versus the prior year, in addition to a review of results of the various delivery systems and vaccine products under development. The joint venture partners are also reviewing the future direction of these programs as well as the viability of the InnoVaccines joint venture.

  Interest income for the first quarter of 2001 increased by approximately $0.1 million to $0.2 million, due to the effect of increased investment funds arising from the April 2000 equity financing.


Plan of Operation and Financial Condition

  InnoVaccine development activities during the first quarter included evaluation of development work of the Orasome/TM/ delivery system for oral and nasal delivery of the Letanus vaccine and the development of mucosal tissue targeting technology for this delivery system. Additionally, using the Southern Research Institute's ("SRI") PLGA microparticle system, oral delivery of tetanus and influenza vaccines were further evaluated in preclinical animal studies.

  Endorex Newco, the joint venture between Elan and Endorex, to develop the Medipad(R) Iron Chelation product, also continued development activity. Newco is working with marketing and development partner, Watson Pharmaceuticals to complete the drug device development work and regulatory filings during 2001, in time for Watson and the JV to satisfy the necessary regulatory approvals during 2002 required for commercialization of the initial Medipad(R)/iron chelator product in the U.S. Newco and Watson continue to seek out additional alliances with other companies for the marketing of this product in key international markets.

  Endorex has increased its preclinical testing (efficacy and toxicology) on the Orasome/TM/ delivery system for the oral and nasal delivery of proteins and peptides, expanding the number of drugs under evaluation for delivery beyond insulin and human growth hormone currently under evaluation. Based in part on the results of these activities with human growth hormone, Novo Nordisk will determine whether to license our Orasome/TM/ technology for its human growth hormone product, Norditropin(R), later in 2001.

  On March 31, 2001 and December 31, 2000, Endorex had cash, cash equivalents, and marketable securities of approximately $11.4 million and $12.8 million, respectively, and working capital of approximately $8.8 million and $10.1 million, respectively.

  Our current level of activity requires the expenditure of approximately $430,000 per month, including costs associated with the joint ventures, InnoVaccines and Newco. This spending level is an increase over prior years, as Endorex is seeking to strengthen its level of expertise in the research and business development areas. At this rate, we believe that our current cash resources will be sufficient to support currently planned operations for the next two years. However, we intend, from time to time in the future, to seek to expand our research and development activities into other technologies and/or products that we either may license from other persons or develop. Any such activities may require the expenditure of funds not presently available and may deplete our cash resources sooner than anticipated. We also may seek to obtain funds from possible future public or private sales of our securities or other sources. See Exhibit 99--"Risk Factors."

  In January 2001 Panayiotis (Panos) Constantinides, Ph.D. joined us as Vice President of Research and Development. Dr. Constantinides has an extensive background in drug delivery and lipid based technologies, most recently at SONUS Pharmaceuticals where he was Director of Research, responsible for their drug delivery program. His background includes tenures at Abbott Laboratories, SmithKline Beecham Pharmaceuticals and LipoGen Inc. Dr. Constantinides has a University Diploma in Chemistry from National and Kapodistrian University in Athens, Greece, a Ph.D. in Biochemistry from Brown University and a postdoctoral fellowship in Pharmacology at Yale University.

  In February 2001, John McCracken was hired as Endorex Vice President, Business Development. Mr. McCracken has a solid background in business development, coming from Pharmacia Corporation where he was Global Operations Director of Life Cycle Management, the responsibilities of which included commercial assessment of drug delivery systems. He has also directed business initiatives for G.D. Searle and has held several executive positions ranging from Director of International Operations, Senior Director and Assistant to the President and CEO to his last position as Managing Director for Global Operations. Mr. McCracken received his B.A. in Economics from Carleton College and earned his M.B.A. in Finance and Accounting from Northwestern University.

                     PART II. - OTHER INFORMATION


ITEM 2--CHANGES IN SECURITIES


ITEM 5 - OTHER INFORMATION



(a) 99.1  Risk Factors
     ____________________


(b)       Reports on Form 8-K:    none.



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENDOREX CORPORATION

May 11, 2001                 /s/ Michael S. Rosen
                             --------------------
                             Michael S. Rosen
                             President and Chief Executive Officer
                             (principal executive officer)

May 11, 2000                 /s/ Steve Koulogeorge
                             ---------------------
                             Steve Koulogeorge
                             Controller
                             (principal financial officer)