Form 10QSB
period 2001-06-30
ENDOREX CORP
filed 2001-08-14
CIK 812796

                     SEC SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2001

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

                             Yes  /X/    No   / /

At August 10, 2001, 12,741,858 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes  / /    No   /X/

                        PART I. - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

                             ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     June 30,      December 31,
                                                      2001              2000
ASSETS
Current assets:
 Cash and cash equivalents                          $9,808,676      $10,831,266
 Marketable securities - available for sale                  0        2,014,984
 Related party receivable                               26,745          126,538
 Prepaid expenses                                       52,930           58,803
                                                  ------------      -----------
   Total current assets                              9,888,351       13,031,591
Leasehold improvements and equipment,
 net of accumulated amortization of $883,409           407,373          384,162
Patent issuance costs, net of accumulated
 amortization of $13,030                               281,845          253,705

Other Assets:
  Prepaid Acquisition Cost                           1,004,608                0
                                                  ------------      -----------
TOTAL ASSETS                                       $11,582,177      $13,669,458
                                                  ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses             $   674,319      $   642,440
Accrued compensation                                   174,616          147,205
 Due to joint ventures                               2,285,831        2,010,713
 Current portion of line of credit                     126,611          118,793
                                                  ------------      -----------
    Total current liabilities                        3,261,377        2,919,151
Long-term liabilities:
 Long-term portion of line of credit                   162,754          204,162
                                                  ------------      -----------
    Total long-term liabilities                        162,754          204,162
                                                  ------------      -----------
           Total Liabilities                         3,424,131        3,123,313

Series C exchangeable convertible preferred
 stock, $.05 par value. Authorized 200,000
 shares; 97,603 issued and outstanding at
 liquidation value                                  10,004,315        9,665,512

Stockholders' equity:
Preferred stock, $.001 par value.  Authorized
 4,600,000 shares; none issued and outstanding              --               --

Series B convertible preferred stock,
 $.05 par value. Authorized 200,000 shares;
 100,410 issued & outstanding at
 liquidation value                                  10,439,339       10,041,000

Common stock, $.001 par value.  Authorized
 50,000,000 shares; 12,860,500 issued,
  and 12,741,858 outstanding                            12,861           12,861
Additional paid-in capital                          39,633,107       40,365,410
Unearned compensation                                   (6,350)          (4,852)
Deficit accumulated during the development stage   (51,481,746)     (49,090,111)
Unrealized gain/(loss) on marketable securities            270               75
                                                  ------------      -----------
                                                    (1,402,519)       1,324,383
Less:
 Treasury stock, at cost, 118,642 shares              (443,750)        (443,750)
                                                  ------------      -----------
        Total Stockholders' Equity                  (1,846,269)         880,633
                                                  ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 11,582,177     $ 13,669,458
                                                 =============     ============

            See accompanying condensed notes to financial statements.

                               ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Cumulative from
                                       Six Months           February 15, 1985
                                      Ended June 30,       (date of inception)
                                  2001            2000      to June 30, 2001
Revenue:
SBIR contract revenue          $        --    $       --    $    100,000

Expenses:
SBIR contract
 research and
 development                            --            --          86,168
Proprietary research
 and development                 1,171,494       468,193      16,004,499
General and
 administrative                    908,269       981,521      13,980,313
                               ------------  ------------  -------------
Total operating expenses         2,079,763     1,449,714      30,070,980
                               ------------  ------------  -------------
  Loss from operations          (2,079,763)   (1,449,714)    (29,970,980)

Equity losses in
 joint ventures                   (577,661)   (1,578,856)    (23,223,912)
Other income                        (1,577)           --         253,725
Interest income                    294,686       320,965       3,336,274
Interest expense                   (27,320)      (23,019)       (340,630)
                               ------------  ------------  -------------
  Net loss                      (2,391,635)   (2,730,624)    (49,945,523)
  Preferred stock dividends       (737,142)     (687,378)     (4,117,942)
                               ------------  ------------  -------------
  Net loss available to common
   stockholders                $(3,128,777) $ (3,418,002)   $(54,063,465)
                               ============ =============  =============
Basic and diluted
 net loss per share
 available to common
 stockholders                   $    (0.25) $      (0.29)   $     (15.78)
Basic and diluted
 weighted average common
 shares outstanding             12,741,858    11,646,663       3,416,117

           See accompanying condensed notes to financial statements.

                               ENDOREX CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      Three Months
                                      Ended June 30,
                                    2001         2000
Revenue:
SBIR contract revenue          $        --    $       --

Expenses:
SBIR contract
 research and
 development                            --            --
Proprietary research
 and development                   585,642       217,112
General and
 administrative                    439,515       615,559
                               ------------  ------------
Total operating expenses         1,025,157       832,671
                               ------------  ------------
  Loss from operations          (1,025,157)     (832,671)

Equity losses in
 joint ventures                   (260,603)     (648,779)
Other income                            --            --
Interest income                    120,317       198,165
Interest expense                   (16,728)      (11,221)
                               ------------  ------------
  Net loss                      (1,182,171)   (1,294,506)
  Preferred stock dividends       (370,608)     (342,747)
                               ------------  ------------
  Net loss available to common
   stockholders                $(1,552,779) $ (1,637,253)
                               ============ =============
Basic and diluted
 net loss per share
 available to common
 stockholders                   $    (0.12) $      (0.13)
Basic and diluted
 weighted average common
 shares outstanding             12,741,858    12,488,842

            See accompanying condensed notes to financial statements.

                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Cumulative Period
                                         Six Months            February 15, 1985
                                        Ended June 30,           (Inception) to
                                       2001          2000         June 30, 2001
                                   ------------  ------------  -----------------
NET CASH USED IN OPERATING
 ACTIVITIES.......................   (1,279,329)   (1,319,747)       (20,401,497)

INVESTING ACTIVITIES:
 Patent issuance cost.............      (30,201)      (33,454)          (789,426)
 Investment in joint ventures.....     (577,661)     (964,064)       (20,541,544)
 Organizational costs incurred....           --            --               (135)
 Purchases of leasehold
  improvements....................       (7,098)           --           (702,711)
 Purchases of office and lab
  equipment.......................      (87,893)      (52,236)        (1,085,354)
 Proceeds from assets sold........           --            --              4,790
 Purchases of marketable
  securities--available for sale..   (3,973,724)   (3,456,799)       (14,977,804)
 Proceeds from sale of marketable
  securities--available for sale..    5,988,708     3,000,000         15,088,123
 Prepaid acquisition cost.........   (1,004,608)           --         (1,004,608)
                                    -----------   ------------      ------------
NET CASH USED IN INVESTING
 ACTIVITIES.......................      307,524    (1,506,553)       (24,008,668)

FINANCING ACTIVITIES:
 Net proceeds from issuance of
  common stock....................            0     7,797,238         37,799,270
 Net proceeds from issuance of
  preferred stock.................           --            --         16,325,712
 Proceeds from exercise of
  options.........................           --       215,888            417,092
  Proceeds from borrowings under
  line of credit..................            0        45,621          1,196,534
 Repayment of borrowings under
  line of credit..................      (50,785)      (57,971)          (924,364)
 Repayment of long-term note
  receivable......................           --            --             50,315
 Repayment of note payable issued
  in exchange for legal service...           --                          (71,968)
 Purchase and retirement of
  common stock....................           --            --           (130,000)
 Purchase of treasury stock.......           --            --           (443,750)
                                     -----------   ------------      ------------
NET CASH PROVIDED BY(USED IN)
 FINANCING ACTIVITIES.............      (50,785)    8,000,776         54,218,841
                                     -----------   ------------      ------------
NET INCREASE(DECREASE) IN CASH
 AND CASH EQUIVALENTS.............   (1,022,590)    5,174,476          9,808,676
CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD..............   10,831,266     4,995,906                 --
                                     -----------   ------------      ------------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD....................  $ 9,808,676   $10,170,382       $  9,808,676
                                     ===========   ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW:
  Cash paid for interest..........  $    27,321   $    23,020       $    187,662
NON-CASH TRANSACTIONS
  Issuance of common stock
   dividends in kind..............  $        --            --       $  1,536,223
  Issuance of preferred stock
   dividends in kind..............      737,142       687,378         (4,117,942)

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


JOINT VENTURE ESTIMATES

   The preparation of the quarterly consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts related to the activities of InnoVaccines Corporation, or InnoVaccines and Endorex Newco, Ltd., or Newco, our joint ventures with Elan Corporation, plc, or "Elan", including the reported net liabilities related to the joint ventures and the reported amounts of equity in losses from joint ventures. Actual results could differ from those estimates.


UNAUDITED CONDENSED FINANCIAL STATEMENTS FOR UNCONSOLIDATED JOINT VENTURES


   Condensed, unaudited financial statement information of the joint ventures is stated below. The joint ventures had no revenues. Net expenses equaled the net loss for all periods.


                                                       For the six months ended
                                                             June 30,
                                                        2001            2000
                                                    ------------    ------------
InnoVaccines, net of Endorex mark up on
  billings to InnoVaccines.......................   $  (482,202)    $(2,077,843)
Newco, net of Endorex mark up on billings
  to Newco.......................................      (230,825)       (131,496)
                                                    ------------    ------------
Total net loss...................................   $  (713,027)    $(2,209,339)
                                                    ============    ============
Reconciliation to equity in losses from
  joint ventures:



Total joint venture net losses...................   $  (713,027)    $(2,209,339)
Less: Elan minority interest.....................       135,366         630,454
                                                    ------------    ------------
Equity in losses from joint ventures.............   $  (577,661)    $(1,578,885)
                                                    ============    ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The following discussion provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes and our most recent Annual Report on Form 10-KSB, as amended. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe-harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in Exhibit 99 "Risk Factors" of this Form 10-QSB, which may cause actual results to differ materially from those discussed in any forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" "plans" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the SEC. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Endorex is a development stage enterprise and expects no significant revenue from the sale of products in the near future.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

   For the second quarter ended June 30, 2001, the Company had a net loss available to common shareholders of $1,552,779, or a decrease of 5 percent, as compared to a loss of $1,637,253 for the second quarter ended June 30, 2000. Net loss included preferred stock dividends, which are paid-in-kind in shares of preferred stock.

   Research and development, or R&D expenditures for the second quarter ended June 30, 2001 were $585,642, a 170 percent increase when compared with $217,112 for the corresponding period ended June 30, 2000. This increase in R&D expenditures was due to the hiring of additional R&D personnel and expansion of proprietary pre-clinical R&D drug delivery activities.

   General and administrative expenses for the second quarter ended June 30, 2001 were $439,515 compared to $615,559 for the same period ended June 30, 2000, a 29 percent decrease. General and administrative expenses during the second quarter of 2001 were lower due to higher legal and accounting expenses as well as the payment of SEC filing fees related to the Company's private placement during this period last year.

   Total Operating expenses of $1,025,157 for the second quarter of 2001 increased 23 percent compared to $832,671 for the same period last year, due to the increased spending in R&D pre-clinical drug delivery activities.

   Operating expense increases were offset by reductions in equity losses in joint ventures of $260,603 for the second quarter of 2001 compared with losses of $648,779 during the same period in 2000. These losses pertain to the two joint ventures with Elan. InnoVaccines, the oral/mucosal vaccine delivery joint venture, has been developing several delivery systems for oral and mucosal vaccines. Newco has been developing Elan's Medipad(R), a small, disposable microinfusion pump, for the delivery of iron chelation drugs to treat a type of genetic blood disease known as iron overload disorders (e.g. Cooley's anemia, and sickle cell anemia). Our share of the research, development and business expenditures through these joint ventures is recorded as equity losses in joint ventures. The decrease in expenses represents a reduction of activities in each joint venture. Although activities to evaluate the efficacy of selected oral vaccines is still underway in Innovaccines, both partners in the joint venture are in discussions regarding the future direction of this joint venture and its possible termination. The Newco joint venture has recently met with Watson Pharmaceuticals, or Watson, which acquired Schein Pharmaceutical Inc. or Schein, during 2000, as well as Schein's licensing rights to the Medipad(R) device for iron chelation therapy. Watson has indicated to Newco its intention to discontinue its iron chelation program. Such action may require the modification, or termination of Watson's agreement with Newco. Newco is also evaluating other commercialization alternatives.

   Interest income for the second quarter of 2001 of $120,317 decreased 39 percent compared to $198,165 for the same period last year reflecting the reduction in interest rates as well as a reduction in the available cash investment balance generated by the April 2000 equity financing.

   Net loss for the six months ended June 30, 2001 of $3,128,777 decreased 8% as compared to a loss of $3,418,002 for the same period in 2000.

   The decrease in net loss year to date versus the prior year reflects an overall decrease in joint venture R&D activities as we redirected our activities towards more proprietary drug delivery research and development. Additionally, the expenses related to our private placement incurred during the first and second quarter of 2000 which were not reflected in our 2001 activity.

PLAN OF OPERATION AND FINANCIAL CONDITION

   On July 31, 2001, Endorex and Corporate Technology Development, Inc., or CTD, a privately held, development-stage specialty pharmaceutical company developing novel oral and mucosal formulations for therapeutic indications of small molecule drugs, based in Miami, Florida, entered into a definitive merger agreement, whereby we will acquire all of the outstanding capital stock of CTD in a stock-for-stock merger. This acquisition will broaden our product pipeline by the addition of two drug candidates currently in various stages of clinical development as well as other products in pre-clinical development.

   CTD's lead product, orBec(TM), is currently in a multi-center phase III clinical trial, and is being developed for the treatment of intestinal graft-versus-host disease, or GVHD, a life-threatening complication affecting the skin, liver, and the gastrointestinal tract, or GI, following bone marrow transplantation. According to the International Bone Marrow Transplant Registry & Autologous Blood and Marrow Transplant Registry, there were 17,000 allogeneic bone marrow transplants (transplants of blood or bone marrow cells from another person) worldwide in 1998. It is estimated that intestinal GVHD affects approximately

15-30 percent, or approximately 2500 to 5100, of these patients per year worldwide, resulting in a high mortality rate. Allogeneic transplants remain a viable treatment strategy for a variety of cancers. CTD is also planning other phase II clinical trials for the treatment of other GI related disorders, which represent larger market segments.

   The FDA has granted orBec(TM) "fast track" status for the treatment of intestinal GVHD, allowing for an expedited review process. orBec(TM) has also been designated as an "orphan drug" by the FDA for the prevention of Intestinal GVHD.

   orBec(TM) is an oral dual-release formulation of beclomethasone dipropionate, or "BDP," a potent site-active corticosteroid drug. BDP has already been approved by the FDA and is sold by GlaxoSmithKline, as Beconase(R), in an inhaled and nasal formulation for the treatment of asthma, allergic rhinitis, and nasal polyposis. orBec(TM) allows for larger doses of BDP to be delivered to the afflicted GI area without systemic side effects associated with other steroids used to treat intestinal GVHD.

   CTD's second clinical-stage compound is Oraprine(TM), a liquid formulation of a commonly prescribed immunosuppressant, azathioprine, the active pharmaceutical ingredient in Imuran(R). Imuran(R) is currently marketed in tablet form for the treatment of transplant rejection by Faro Pharmaceuticals, Inc. in North America and GlaxoSmithKline worldwide. Oraprine(TM) has recently completed a phase I bioequivalency trial which demonstrated that Oraprine(TM) is equivalent to Imuran(R). In addition, a pilot phase I/II trial has been completed for the treatment of chronic oral autoimmune diseases, such as oral GVHD. Oraprine(TM) has been designated an "orphan drug" for the treatment of oral GVHD.

   Upon closing, CTD's Chairman, Colin Bier, Ph.D., will join our organization as Chairman of the Board and Chief Executive Officer. The current Chairman, Kenneth Tempero, M.D., Ph.D., will continue to serve as a director on our board. Michael S. Rosen, our current President and Chief Executive Officer, will remain as President and assume the newly created position of Chief Operating Officer. Steve H. Kanzer, currently CTD's President and Chief Executive Officer and an Endorex director, will remain on our board. Additionally, three members of the CTD board, including Dr. Bier, will become members of our board.

  As of June 30, 2001, CTD had approximately $5 million in cash and no debt. CTD believes this will be sufficient to fund development of their two primary products in the near term as well as to take orBec(TM), its lead drug candidate in phase III clinical trials, through the FDA approval process.

   Our proprietary drug delivery activities include preclinical testing (IN VITRO and IN VIVO) of the Orasome(TM) and other delivery systems for the oral and mucosal delivery of macromolecular drugs based on proteins and peptides. Endorex believes that the acquisition of CTD provides us with a product pipeline of both clinical and preclinical oral and mucosal drug candidates covering both small molecule and macromolecule drugs. We have expanded the number of macromolecular drugs under evaluation for delivery beyond insulin, human growth hormone and vaccines. We continue to collaborate with Novo Nordisk on the development of an oral human growth hormone. We believe that Novo Nordisk will determine whether to license our Orasome(TM) technology for its human growth hormone product, Norditropin(R), later in 2001.

   The recent announced merger between Endorex and CTD and the renewed focus on proprietary R&D activities have prompted a review of our existing joint ventures to determine the progress to date.

   The InnoVaccine development activities during the second quarter included further evaluation of development work of the Orasome(TM) delivery system for oral and mucosal delivery of the tetanus and influenza vaccines and the development of mucosal tissue targeting technology for this delivery system. Work in this area has been focused on the PLGA microparticle system licensed from the Southern Research Institute.

   Newco is in the process of assessing its relationship with Watson. Watson, the marketing and development partner to the joint venture, has recently verbally expressed its desire to discontinue its iron chelation therapy program with the Medipad(R) device. As a result, the joint venture partners are reviewing their commercialization agreements in light of this development with Watson. Newco is also evaluating other commercialization partners for its iron chelation delivery system, as well as the future direction of this joint venture.

   On June 30, 2001 and December 31, 2000, Endorex had cash, cash equivalents, and marketable securities of approximately $9.8 million and $12.8 million, respectively, and working capital of approximately $6.6 million and $10.1 million, respectively. We believe that our cash and cash equivalents are sufficient to satisfy our cash requirements for the next two years. We intend, from time to time in the future, to seek to expand our research and development activities into other drug delivery technologies and/or products that we either may license from other persons or develop. Any such activities may require the expenditure of funds not presently available and may deplete our cash resources sooner than anticipated. We also may seek to obtain funds from possible future public or private sales of our securities or other sources. See Exhibit 99--"Risk Factors."

                          PART II. - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)        EXHIBIT NO.          DESCRIPTION
           --------------------------------
           2.1                  Agreement and Plan of Merger and Reorganization,
                                dated as of July 31, 2001 by and among Endorex Corporation,
                                Roadrunner Acquisition, Inc. and Corporate Technology
                                Development, Inc.

           10.1                 Voting Agreement dated as of July 31, 2001 by and
                                among Endorex Corporation, Roadrunner Acquisition,
                                Inc. and Corporate Technology Development, Inc. and
                                certain stockholders of Corporate Technology
                                Development, Inc.

           99.1                 Risk Factors
           -------------------

(b)            On August 1, 2001, Endorex filed a Current Report on Form 8-K, reporting under Item 5 thereof, Endorex's execution of the Agreement and Plan of Merger and Reorganization dated as of July 31, 2001 by and among Endorex, Roadrunner Acquisition Inc. and Corporate Technology Development Inc. ("CTD") and filing as an exhibit under Item 7 thereof the press release issued by Endorex and CTD regarding the execution of the agreement.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENDOREX CORPORATION

August 14, 2001              /s/ MICHAEL S. ROSEN
                             --------------------
                             Michael S. Rosen
                             President and Chief Executive Officer
                             (Principle executive officer)

August 14, 2000              /s/ STEVE KOULOGEORGE
                             ---------------------
                             Steve Koulogeorge
                             Controller
                             (Principle financial officer)