Form 10QSB
period 2001-09-30
ENDOREX CORP
filed 2001-11-14
CIK 812796

                     SEC SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2001

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

                             Yes  [X]    No   [ ]

At November 12, 2001, 12,741,858 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]    No   [X]

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                   September 30,   December 31,
                                                       2001             2000
ASSETS
Current assets:
 Cash and cash equivalents                          $8,090,848     $10,831,266
 Marketable securities - available for sale                  0       2,014,984
 Related party receivable                               32,636         126,538
 Prepaid expenses                                       38,038          58,803
                                                   ------------     -----------
   Total current assets                              8,161,522      13,031,591
Leasehold improvements and equipment,
 net of accumulated amortization of $883,409           378,171         384,162
Patent issuance costs, net of accumulated
 amortization of $13,030                               252,297         253,705

Other Assets:
  Prepaid Acquisition Cost                           1,404,847               0
                                                   ------------     -----------
TOTAL ASSETS                                       $10,196,837     $13,669,458
                                                   ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses             $   320,460     $   642,440
Accrued compensation                                   256,744         147,205
 Due to joint ventures                               2,283,133       2,010,713
 Current portion of line of credit                     129,638         118,793
                                                    -----------     -----------
    Total current liabilities                        2,989,975       2,919,151
Long-term liabilities:
 Long-term portion of line of credit                   129,236         204,162
                                                   ------------     -----------
    Total long-term liabilities                        129,236         204,162
                                                   ------------     -----------
           Total Liabilities                         3,119,211       3,123,313

Series C exchangeable convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares; 97,603
 issued and outstanding at liquidation value        10,176,524       9,665,512

Stockholders' equity:
Preferred stock, $.001 par value.  Authorized
 4,600,000 shares; none issued and outstanding              --              --

Series B convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares;
 100,410 issued & outstanding at liquidation value  10,641,809      10,041,000

Common stock, $.001 par value.  Authorized
 50,000,000 shares; 12,860,500 issued,
  and 12,741,858 outstanding                            12,861          12,861
Additional paid-in capital                          39,262,334      40,365,410
Unearned compensation                                   (3,758)         (4,852)
Deficit accumulated during the development stage   (52,568,664)    (49,090,111)
Unrealized gain/(loss) on marketable securities            270              75
                                                   ------------    ------------
                                                    (2,655,148)      1,324,383
Less:
 Treasury stock, at cost, 118,642 shares              (443,750)       (443,750)
                                                   ------------    ------------
        Total Stockholders' Equity                  (3,098,898)        880,633
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 10,196,837    $ 13,669,458
                                                  =============    ============

            See accompanying condensed notes to financial statements.

                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Cumulative from
                                       Nine Months         February 15, 1985
                                   Ended September 30,    (date of inception)
                                    2001          2000   to September 30, 2001

Revenue:
SBIR contract revenue          $        --  $         --   $    100,000

Expenses:
SBIR contract
 research and
 development                            --            --         86,168
Proprietary research
 and development                 1,766,813       673,044     16,599,818
General and
 administrative                  1,430,979     1,473,260     14,503,023
                               ------------  ------------  -------------
Total operating expenses         3,197,792     2,146,304     31,189,009
                               ------------  ------------  -------------
  Loss from operations          (3,197,792)   (2,146,304)   (31,089,009)

Equity losses in
 joint ventures                   (620,053)   (2,201,706)   (23,266,304)
Other income                        (1,577)           --        253,725
Interest income                    376,752       549,527      3,418,340
Interest expense                   (35,883)      (38,637)      (349,191)
                               ------------  ------------  -------------
  Net loss                      (3,478,553)   (3,837,120)   (51,032,439)
  Preferred stock dividends     (1,111,822)   (1,034,844)    (4,492,622)
                               ------------  ------------  -------------
  Net loss available to common
   stockholders                $(4,590,375) $ (4,871,964)  $(55,525,061)
                               ============ =============  =============
Basic and diluted
 net loss per share
 available to common
 stockholders                  $     (0.36) $      (0.41)  $     (15.61)
Basic and diluted
 weighted average common
 shares outstanding             12,741,858    12,009,995      3,557,416



            See accompanying condensed notes to financial statements.

                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months
                                     Ended September 30,
                                     2001          2000

Revenue:
SBIR contract revenue           $        --   $        --

Expenses:
SBIR contract
 research and
 development                             --            --
Proprietary research
 and development                    595,319       204,851
General and
 administrative                     522,710       491,739
                                ------------  ------------
Total operating expenses          1,118,029       696,590
                                ------------  ------------
  Loss from operations           (1,118,029)     (696,590)

Equity losses in
 joint ventures                     (42,392)     (622,850)
Other income                             --            --
Interest income                      82,066       228,562
Interest expense                     (8,563)      (15,618)
                                ------------  ------------
  Net loss                       (1,086,918)   (1,106,496)
  Preferred stock dividends        (374,680)     (347,466)
                                ------------  ------------
  Net loss available to common
   stockholders                 $(1,461,598)  $(1,453,962)
                                ============  ============
Basic and diluted
 net loss per share
 available to common
 stockholders                   $     (0.11)  $     (0.11)
Basic and diluted
 weighted average common
 shares outstanding              12,741,858    12,741,858



            See accompanying condensed notes to financial statements.

                               ENDOREX CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Cumulative Period
                                         Nine Months           February 15, 1985
                                        Ended September 30,      (Inception) to
                                       2001          2000     September 30, 2001
                                   -----------  ------------  ------------------
NET CASH USED IN OPERATING
 ACTIVITIES                        (2,531,401)   (1,732,681)        (21,653,569)

INVESTING ACTIVITIES:
 Patent issuance cost                  (6,534)      (68,795)           (765,759)
 Investment in joint ventures        (620,053)   (1,329,755)        (20,583,936)
 Organizational costs incurred             --            --                (135)
 Purchases of leasehold
  improvements                         (7,098)           --            (702,711)
 Purchases of office and lab
  equipment                          (104,193)      (52,236)         (1,101,654)
 Proceeds from assets sold                 --            --               4,790
 Purchases of marketable
  securities--available for sale   (3,973,724)   (4,967,596)        (14,977,804)
 Proceeds from sale of marketable
  securities--available for sale    5,988,708     5,500,000          15,088,123
 Prepaid acquisition cost          (1,404,847)           --          (1,404,847)
                                   -----------  ------------        ------------
NET CASH USED IN INVESTING
 ACTIVITIES                          (127,741)     (918,382)        (24,443,933)

FINANCING ACTIVITIES:
 Net proceeds from issuance of
  common stock                                    7,791,239          37,799,270
 Net proceeds from issuance of
  preferred stock                          --            --          16,325,712
 Proceeds from exercise of
  options                                  --       215,888             417,092
  Proceeds from borrowings under
  line of credit                                     77,193           1,196,534
 Repayment of borrowings under
  line of credit                      (81,276)     (121,116)           (954,855)
 Repayment of long-term note
  receivable                               --            --              50,315
 Repayment of note payable issued
  in exchange for legal service            --                           (71,968)
 Purchase and retirement of
  common stock                             --            --            (130,000)
 Purchase of treasury stock                --            --            (443,750)
                                   -----------  ------------        ------------
NET CASH PROVIDED BY(USED IN)
 FINANCING ACTIVITIES                 (81,276)    7,963,204          54,188,350
                                   -----------  ------------        ------------
NET INCREASE(DECREASE) IN CASH
 AND CASH EQUIVALENTS              (2,740,418)    5,312,141           8,090,848
CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD               10,831,266     4,995,906                  --
                                  ------------  ------------        ------------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                    $ 8,090,848   $10,308,047         $ 8,090,848
                                  ============  ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW:

  Cash paid for interest          $    35,883   $    38,637         $   196,224
NON-CASH TRANSACTIONS
  Issuance of common stock
   dividends in kind              $        --            --         $ 1,536,223
  Issuance of preferred stock
   dividends in kind                1,111,822     1,034,844           4,492,622

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

JOINT VENTURE ESTIMATES

   The preparation of the quarterly consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts related to the activities of InnoVaccines Corporation, or InnoVaccines, and Endorex Newco, Ltd., or Newco, our joint ventures with Elan Corporation, plc, or Elan, including the reported net liabilities related to the joint ventures and the reported amounts of equity in losses from joint ventures. Actual results could differ from those estimates.

UNAUDITED CONDENSED FINANCIAL STATEMENTS FOR UNCONSOLIDATED JOINT VENTURES


   Condensed, unaudited financial statement information of the joint ventures is stated below. The joint ventures had no revenues. Net expenses equaled the net loss for all periods.

                                                     For the nine months ended
                                                             September 30,
                                                        2001            2000
                                                    ------------    ------------
InnoVaccines, net of Endorex mark up on
  billings to InnoVaccines                          $  (533,205)    $(2,890,170)
Newco, net of Endorex mark up on billings
  to Newco                                             (238,078)       (243,723)
                                                    ------------    ------------
Total net loss                                      $  (771,282)    $(3,133,893)
                                                    ============    ============
Reconciliation to equity in losses from joint ventures:

Total joint venture net losses                      $  (771,282)    $(3,133,893)
Less: Elan minority interest                            151,229         932,188
                                                    ------------    ------------
Equity in losses from joint ventures                $  (620,053)    $(2,201,705)
                                                    ============    ============



ITEM 2 - Management's Discussion and Analysis or Plan of Operation

   The following discussion provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes, our most recent Annual Report on Form 10-KSB, as amended and our registration statement on Form S-4, as amended. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe-harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in
Exhibit 99 "Risk Factors" of this Form 10-QSB, which may cause actual results to differ materially from those discussed in any forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" "plans" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the SEC. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Endorex is a development stage enterprise and expects no significant revenue from the sale of products in the near future.

Material Changes in Results of Operations

   For the three month period ended September 30, 2001, the Company had a net loss available to common shareholders of $1,461,598 or an increase of 1 percent, as compared to a loss of $1,453,962 for the third quarter ended September 30, 2000. Net loss available to common shareholders includes preferred stock dividends, which are paid-in-kind in shares of preferred stock.

   Research and development, or R&D expenditures for the third quarter ended September 30, 2001 were $595,319 a 191 percent increase when compared with $204,851 for the corresponding period ended September 30, 2000. This increase in R&D expenditures represents an increase of proprietary pre-clinical R&D drug delivery activities.

   General and administrative expenses for the third quarter ended September 30, 2001 were $522,710 compared to $491,739 for the same period ended September 30, 2000, a 6 percent increase. This increase is due to increased legal expense related to the SEC filing of Form S-8 for registration of shares related to the Amended and Restated Omnibus Employee Stock Option program.

   Total operating expenses of $1,118,029 for the third quarter of 2001 increased 61 percent compared to $696,590 for the same period last year, due to increased investment in proprietary R&D pre-clinical drug delivery activities on peptides and small molecule drugs.

   Operating expense increases in proprietary activities during the third quarter were offset by reductions in equity losses in joint ventures, which totaled $42,392 during the third quarter of 2001, compared with losses of $622,850 during the same period in 2000. This gain reflects a reduction in activities from the two joint ventures with Elan and an increase in proprietary activities.

   Interest income for the third quarter 2001 was $82,066, a decrease of 64 percent compared with $228,562 for the same period last year, reflecting the reduction in interest rates as well as a reduction in the available cash investment balance.

   For the nine month period ended September 30, 2001, the Company had a net loss available to common shareholders, including preferred stock dividends, which are paid-in-kind in shares of preferred stock, of $4,590,375 or a 6 percent decrease, as compared to a loss of $4,871,964 for the same nine month period ended September 30, 2000.

   R&D expenditures for the full year through September 30, 2001 were $1,766,813 a 163 percent increase when compared with $673,044 for the corresponding period ended September 30, 2000. This increase in R&D expenditures represents a continuation of Endorex's investment into proprietary pre-clinical R&D drug delivery activities of peptide and small molecule drugs.

   General and administrative expenses for the nine months ended September 30, 2001 were $1,430,979 compared to $1,473,260 for the same period ended September 30, 2000, a 3 percent decrease. This decrease is a result of timing differences related to annual meeting costs, which will be incurred in the fourth quarter of 2001, due to the proposed merger with Corporate Technology Development, Inc.

   Total operating expenses of $3,197,792 for the full year through September 30, 2001 increased 49 percent compared to $2,146,304 for the same period last year, due to the company's increased investment in proprietary pre-clinical drug delivery activities.

   Consistent with operating results throughout the year, operating expense increases in proprietary activities for the nine months ended September 30, 2001 were more than offset by reductions in equity losses in joint ventures which totaled $620,053 during 2001, compared with losses of $2,201,706 during the same period in 2000. Resources were shifted from R&D activities in the Elan joint ventures and towards proprietary R&D.

   Net loss for the nine months ended September 30, 2001 was $3,478,553 a decrease of 9% as compared to a loss of $3,837,120 for the same period in 2000. The lower level of net loss year to date versus the prior year reflects an overall decrease in joint venture R&D activities.

   Year to date interest income of $376,752 decreased 31 percent compared to $549,527 for the same period last year reflecting the decline in interest rates as well as a reduction in the available cash investment balance generated by the April 2000 equity financing.

Plan of Operation and Financial Condition

   On October 19, 2001 we filed a registration statement S-4 with the Securities and Exchange Commission, or SEC, for the proposed merger between a wholly owned subsidiary of Endorex and Corporate Technology Development, Inc, or CTD., If the proposed merger is approved by the requisite vote of the shareholders of Endorex and CTD and if certain conditions are satisfied, upon consummation of the merger, CTD will become a wholly owned subsidiary of Endorex.

   CTD is a privately held, development-stage specialty pharmaceutical company developing novel oral and mucosal formulations and therapeutic indications of small molecule drugs, based in Miami, Florida. The S-4 became effective with the SEC on Oct. 23, 2001 and stockholders should carefully read the S-4 and the joint proxy statement/prospectus in their entirety.

   Endorex has been focusing its efforts on oral delivery of macromolecular drugs which are currently available commercially only in an injectable format. Most of Endorex's efforts have focused on the higher molecular weight drugs, generally 20 kilodaltons, or kd, or above. Examples of these types of drugs include vaccines, which generally range from 50 to 100 kd, and human growth hormone, which is 22 kd. This contrasts with traditional orally delivered drugs, most of which are small molecule drugs with molecular weights under .5 kd and for which oral delivery is generally much easier. Endorex's competition is mainly in the area of oral delivery of macromolecular drugs, focusing on drugs ranging from .5 to 10 kd, such as peptides, while most of Endorex's work has focused on protein-based drugs ranging above 10 kd.

   Endorex is currently in the process of shifting its business strategy, research and development and technology focus to include the oral delivery of small molecule drugs. Over the next 12 months Endorex plans to continue to shift its focus to evaluate its delivery systems for oral delivery of drugs in the lower macromolecular weight range as well as oral delivery of other classes of drugs not currently available in oral formulations. A large number of small molecule drugs also present delivery challenges, particularly water insoluble drugs, such as drugs used for chemotherapy and immunosuppressant drugs. Endorex expects to evaluate a number of such drugs to identify those that are compatible with its oral drug delivery systems and which it may decide to take into human clinical trials in the future. Endorex's proposed acquisition of CTD fits strategically with Endorex's business plans, as CTD has acquired and is developing new formulations of small molecule Approved Chemical Entities, or ACEs for new proprietary therapeutic uses. Its two lead drug candidates are in human clinical trials, including orBec, for which CTD has initiated a multicenter phase III trial in the United States. Endorex envisions that CTD's product candidates will become its key products, with Endorex's proprietary oral delivery systems potentially allowing the oral delivery of such products.

   CTD's lead product, orBec(TM), is currently in a multi-center phase III clinical trial, and is being studied for the treatment of intestinal graft-versus-host disease, or GVHD, a life-threatening complication affecting the skin, liver, and the gastrointestinal, or GI, tract, following bone marrow transplantation. According to the International Bone Marrow Transplant Registry & Autologous Blood and Marrow Transplant Registry, there were 12,748 allogeneic bone marrow transplants (transplants of blood or bone marrow cells from another person) worldwide from January 1, 2001 through July 31, 2001. According to published studies and despite improved preventive measures, acute GVHD still occurs in 50% to 70% of transplants where the donor was HLA-mismatched and in 30% to 40% of transplants where the donor was HLA-matched. Special blood tests, called human leukocyte antigen, or HLA, typing, determine whether a patient has a suitable donor for bone-marrow-cell transplant. These same studies indicate that intestinal GVHD accounts for 15% to 30% of all cases of GVHD. CTD has recently initiated a phase II clinical trial for the treatment of another GI related disorder, Crohns disease. This disease is estimated by the Crohns and Colitis Society to affect 800,000 persons in the United States.

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

   The acquisition of CTD may require Endorex to enhance its regulatory, clinical development and manufacturing skills by either hiring additional employees or hiring specialized consultants to assist the combined company over the next 12 months. Additionally, Endorex is considering assembling a small sales and marketing group to directly market these product candidates in the United States, since the initial product indications are for niche markets with limited number of specialists (requiring a small but targeted sales force), such as organ transplant specialists and hematologists. With its own sales force, Endorex could potentially capture more of the product revenue stream than it would by using a sales and marketing partner.

   Upon closing, CTD's Chairman, Colin Bier, Ph.D., will join our organization as Chairman of the Board and Chief Executive Officer. The current Chairman, Kenneth Tempero, M.D., Ph.D., will continue to serve as a director on our board. Michael S. Rosen, our current President and Chief Executive Officer, will remain as President and assume the newly created position of Chief Operating Officer. Steve H. Kanzer, currently CTD's President and Chief Executive Officer and an Endorex director, will remain on our board. Additionally, three members of the CTD board, including Dr. Bier, will become members of the Endorex board.

   In September, 2001, we presented the parameters of the proposed merger as well as an overview of the combined companies management team, product pipeline, expanded patent portfolios, and enhanced balance sheet at the Wells Fargo Van Kasper investor conference, held in San Francisco.

   As of September 30, 2001, CTD had approximately $4.4 million in cash and no debt. CTD believes this will be sufficient to fund development of their two primary products in the near term as well as to take orBec(TM), its lead drug candidate in phase III clinical trials, through the FDA approval process.

   The proposed merger with CTD and the renewed focus on proprietary R&D activities have prompted a review of our existing joint ventures to determine the progress to date and strategic rationale.

   InnoVaccines, the oral/mucosal vaccine delivery joint venture, has been developing several delivery systems for oral and mucosal vaccines. Newco has been developing Elan's Medipad(R), a small, disposable microinfusion pump, for the delivery of iron chelation drugs to treat a type of genetic blood disease known as iron overload disorders (e.g. Cooley's anemia, and sickle cell anemia). Our share of the research, development and business expenditures through these joint ventures has been recorded as equity losses in joint ventures. Activities to evaluate the efficacy of selected oral vaccines were still underway in Innovaccines in the third quarter, however, both partners in the joint venture are discussing its possible termination. We anticipate a resolution by the end of the year, 2001. InnoVaccine development activities during the third quarter included evaluation of development work of oral and mucosal delivery of the PLGA microparticle system licensed from the Southern Research Institute for an influenza vaccine.

   Newco is assessing its commercial relationship with Watson Pharmaceuticals. Watson, the marketing and development partner to the joint venture, has verbally expressed its intent to discontinue its iron chelation therapy program with the Medipad(R) device. As a result, the joint venture partners are reviewing the future direction of Newco. We are also exploring other commercial collaborations with Elan, including the possibility of licensing the MEDIPADs technology from Elan.

   During the third quarter Endorex and Novo Nordisk A/S mutually agreed to end their joint research collaboration on the oral delivery of Norditropin(R) (Novo brand of human growth hormone) and terminate the joint research and option agreement.

   On September 30, 2001 and December 31, 2000, Endorex had cash, cash equivalents, and marketable securities of approximately $8.1 million and $12.8 million, respectively, and working capital of approximately $5.2 million and $10.1 million, respectively. We believe that our cash and cash equivalents are sufficient to satisfy our cash requirements for the next eighteen months to twenty four months, independent of the merger with CTD.

   We believe that the cash of the combined companies is sufficient to fund operations and the research and development of certain key product candidates and programs of the combined companies for the next 24 months. Additionally, we expect that we will need to seek additional funding for the development of the drugs for additional therapeutic indications for larger market segments and diseases with greater prevalence, particularly in the area of gastrointestinal disorders.

   Endorex will seek to prioritize the research and development programs of the combined companies after the merger to best utilize the combined assets of the companies. We will also seek to reduce and eliminate duplicative administrative expenses between the companies after the merger.

   Additionally, from time to time in the future, we intend to seek to expand our research and development activities into other drug delivery technologies and/or products that we either may license from other persons or develop, depending on our financial resources to support such programs. Any such activities may require the expenditure of funds not presently available and may deplete our cash resources sooner than anticipated. We also may seek to obtain funds from possible future public or private sales of our securities or other sources. See Exhibit 99--"Risk Factors."

                          PART II. - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)      Exhibit No.          Description
         --------------------------------

         10.1 Second Amendment, dated October 31, 2001 to the License Agreement dated September 16, 1996 between Massachusetts Institute of Technology and Orasomal Technologies, Inc.

         99.1                 Risk Factors

     --------------------


(b) On August 1, 2001, Endorex filed a Current Report on Form 8-K, reporting under Item 5 thereof. Endorex's execution of the Agreement and Plan of Merger dated as of July 31, 2001 by and among Endorex, Roadrunner Acquisition Inc. and Corporate Technology Development Inc. ("CTD") and filing as an exhibit under Item 7 thereof the press release issued by Endorex and CTD regarding the execution of the agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENDOREX CORPORATION

November 14, 2001              /s/ Michael S. Rosen
                               --------------------
                             Michael S. Rosen

                             President and Chief Executive Officer
                             (Principle executive officer)

November 14, 2001                /s/ Steve Koulogeorge
                                 ---------------------
                             Steve Koulogeorge
                             Controller and Assistant Treasurer
                             (Principle financial officer)