Form 10QSB
period 2002-09-30
DOR BIOPHARMA INC
filed 2002-11-14
CIK 812796

SEC SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________  to  ____________

                           Commission File No. 1-14778

                             DOR BIOPHARMA, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                   41-1505029
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

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

                                 Yes |X| No |_|

Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act)

                                 Yes |_| No |X|

At August 12, 2002, 21,520,812 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                        PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DOR BIOPHARMA, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                         September 30,     December 31,
                                                              2002             2001
ASSETS
Current assets:
 Cash and cash equivalents                               $   4,019,907    $   9,942,053
 Receivable from related party                                  68,153           44,447
 Prepaid expenses                                               37,731           49,941
                                                         -------------    -------------
   Total current assets                                      4,125,791       10,036,441

Leasehold improvements and equipment, net of
 accumulated amort. of $1,074,573 and $1,015,136               311,202          365,219
Patent issuance costs, net of accumulated amortization
 of $23,974 and $20,512                                        401,039          284,419
Intangible assets, net of accumulated amortization
 of $86,110 and $10,671                                        278,041          355,540
                                                         -------------    -------------
TOTAL ASSETS                                             $   5,116,073    $  11,041,619
                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses                   $     524,171    $     856,187
 Accrued compensation                                          206,813          205,969
 Due to joint ventures                                              --        2,042,833
 Current portion of note payable                               231,897               --
 Current portion of line of credit                             134,762          164,748
                                                         -------------    -------------
    Total current liabilities                                1,097,643        3,269,737
Long-term liabilities:
 Long-term portion of note payable                             347,845               --
 Long-term portion of line of credit                            52,290           52,098
                                                         -------------    -------------
    Total long-term liabilities                                400,135           52,098
                                                         -------------    -------------
           Total Liabilities                                 1,497,778        3,321,835

Series C exchangeable convertible preferred stock,
 $.05 par value. Authorized 200,000 shares; 104,435
 issued and outstanding at liquidation value                        --       10,348,733

Stockholders' equity/(deficit):
Preferred stock, $.001 par value.  Authorized
 4,600,000 shares; none issued and outstanding                      --               --
Series B convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares;
 112,745 issued & outstanding at liquidation value          11,493,154       10,844,280
Series C exchangeable convertible preferred stock,
 $.05 par value. Authorized 200,000 shares; 108,955
 issued and outstanding at liquidation value                10,895,516               --
Common stock, $.001 par value.  Authorized
 50,000,000 shares; 21,639,454 issued,
  and 21,520,822 outstanding                                    21,639           20,945
Additional paid-in capital                                  48,655,867       48,983,361
Common stock held in escrow, 654,930 and
  1,350,000 shares                                             818,663        1,687,500
Deficit accumulated during the development stage           (67,822,794)     (63,721,285)
                                                         -------------    -------------
                                                             4,004,946       (2,185,199)
Less:
 Treasury stock, at cost, 118,642 shares                      (443,750)        (443,750)
                                                         -------------    -------------
                  Total Stockholders' Equity/(Deficit)       3,618,295       (2,628,949)
                                                         -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)     $   5,116,073    $  11,041,619
                                                         =============    =============

           See accompanying condensed notes to financial statements.

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Cumulative from
                                               Nine Months              February 15, 1985
                                           Ended September 30,         (date of inception)
                                          2002              2001      to September 30, 2002
Revenue:
SBIR contract revenue                 $         --       $         --       $    100,000

Expenses:
SBIR contract
 research and development                       --                 --             86,168
Proprietary research
 and development                         2,570,151          1,766,813         19,931,056
General and
 administrative                          2,397,849          1,430,979         17,443,348
Write-off of acquired in-process
  research and development                      --                 --         10,181,000
                                      ------------       ------------       ------------
Total operating expenses                 4,968,000          3,197,792         47,641,572
                                      ------------       ------------       ------------
  Loss from operations                  (4,988,132)        (3,197,792)       (47,541,572)

Equity gains/(losses)in
 joint ventures                            787,275           (620,053)       (22,260,674)
Other income                                    --             (1,577)           262,889
Interest income                             87,139            376,752          3,552,759
Interest expense                            (7,923)           (35,883)          (357,073)
                                      ------------       ------------       ------------
  Net loss                              (4,101,509)        (3,478,553)       (66,343,671)
  Preferred stock dividends             (1,195,657)        (1,111,822)        (6,062,958)
                                      ------------       ------------       ------------
  Net loss applicable to common
   stockholders                       $ (5,297,166)      $ (4,590,375)      $(72,406,629)
                                      ============       ============       ============
Basic and diluted
 net loss per share
 available to common
 stockholders                         $      (0.25)      $      (0.36)
Basic and diluted
 weighted average common
 shares outstanding                     21,179,037         12,741,858

            See accompanying condensed notes to financial statements.

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months
                                            Ended September 30,
                                          2002               2001

Revenue:
SBIR contract revenue                 $         --       $         --

Expenses:
SBIR contract
 Research and development                       --                 --
Proprietary research
 and development                           326,162            595,319
General and
 Administrative                            339,203            522,710
Write-off of acquired in-process
  research and development                      --                 --
                                      ------------       ------------
Total operating expenses                   665,365          1,118,029
                                      ------------       ------------
  Loss from operations                    (665,365)        (1,118,029)

Equity gains/(losses)in
 joint ventures                             20,041            (42,392)
Other income                                    --                 --
Interest income                             20,795             82,066
Interest expense                              (100)            (8,563)
                                      ------------       ------------
  Net loss                                (624,629)        (1,086,918)
  Preferred stock dividends               (402,932)          (374,680)
                                      ------------       ------------
  Net loss applicable to common
   Stockholders                       $ (1,027,561)      $ (1,461,598)
                                      ============       ============
Basic and diluted
 net loss per share
 available to common
 stockholders                         $      (0.05)      $      (0.12)
Basic and diluted
 weighted average common
 shares outstanding                     21,520,812         12,741,858

            See accompanying condensed notes to financial statements.

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Cumulative Period
                                                              Nine  Months               February 15, 1985
                                                            Ended September 30,           (Inception) to
                                                          2002               2001        September 30, 2002
                                                      ------------       ------------    ------------------
OPERATING ACTIVITIES:
Net Loss: ......................................      $ (4,101,509)      $ (2,531,401)      $(66,286,572)
Adjustments to reconcile net loss in
cash used in operating activities:
  Depreciation and amortization ................           229,420             89,310          1,792,526
  Gain on the sale of mkt securities ...........                --                 (5)          (110,244)
  Non-cash stock compensation ..................                --              3,691            786,178
  Equity (gains)/losses in joint ventures ......          (787,276)           577,661         22,260,674
  Amortization of fair value of warrants .......                --                 --          3,307,546
  Gain on sale of assets .......................                --              1,575             (4,530)
  Write off patent issuance costs ..............                --                 --            439,725
  Write off of acquired research
    and development ............................                --                 --         10,181,000
 Changes in operating assets and liabilities:
   Receivable from third party .................           (23,706)            99,793            (68,153)
   Prepaid expenses ............................            12,210              5,873            (33,709)
   Accounts payable and accrued expenses .......          (856,496)            31,879            (55,265)
   Accrued compensation ........................               844             27,411            206,813
         Due to joint ventures .................          (151,315)           275,118         (1,192,549)
                                                      ------------       ------------       ------------
Net cash used in operating activities ..........        (5,677,828)        (1,279,329)       (28,776,560)
INVESTING ACTIVITIES:
Cash received in acquisition of CTD, net .......                --                 --          1,392,108
Patent issuance cost ...........................          (130,552)            (6,534)          (924,612)
Investment in joint ventures ...................                --           (620,053)       (19,963,883)
Organizational costs incurred ..................                --                                  (135)
Purchases of leasehold improvements and
  equipment ....................................           (83,972)          (111,291)        (1,871,081)
Proceeds from assets sold ......................                --                 --              4,790
Purchases of marketable securities .............                --         (3,973,724)       (11,004,080)
Proceeds from sale of marketable
  securities ...................................                --          5,988,708         11,114,324
Prepaid acquisition costs ......................                --         (1,404,847)                --
                                                      ------------       ------------       ------------
Net cash provided by (used in)
investing activities ...........................          (214,524)          (127,741)       (21,252,569)

FINANCING ACTIVITIES:
 Net proceeds from issuance (costs incurred
   related to issuance)common stock ............                --                 --         37,777,399
 Net proceeds from issuance of
   preferred stock .............................                --                 --         16,325,712
 Proceeds from exercise of options .............                --                 --            417,092
 Proceeds from borrowings under
   line of credit ..............................                --                 --          1,150,913
 Repayment of amounts under line of credit .....           (29,794)           (81,276)        (1,026,677)
Proceeds from refinancing of due to
   joint venture payable .......................                --                 --                 --
 Repayment of long-term note receivable ........                --                 --             50,315
 Repayment of note payable issued in
   exchange for legal service ..................                --                               (71,968)
 Purchase and retirement of common stock .......                --                 --           (130,000)
 Purchase of common stock for
   treasury stock ..............................                --                 --           (443,750)
                                                      ------------       ------------       ------------
Net cash provided by (used in)
  financing activities .........................           (29,794)           (81,276)        54,049,036
                                                      ------------       ------------       ------------
Net increase (decrease) in cash and
  Cash equivalents .............................        (5,922,146)        (2,740,418)         4,019,907
Cash and cash equivalents at beginning
  of period ....................................         9,942,053         10,831,266                 --
                                                      ------------       ------------       ------------
Cash and cash equivalents at end
  of period ....................................      $  4,019,906       $  8,090,848       $  4,019,907
                                                      ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW:
  Cash paid for interest .......................      $      7,924       $     35,883
NON-CASH TRANSACTIONS
  Issuance of preferred stock
    Dividends in kind ..........................      $  1,195,657       $  1,111,822
  Issuance of note payable to settle
    joint venture liabilities ..................      $    579,742                 --

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

SEVERANCE COSTS

      In June 2002, the Board of Directors authorized management to restructure the Company and implement a cost reduction program in order to reduce future operating costs and preserve the Company's existing working capital. The company has reduced its headcount from 22 to 5 employees. The Company communicated all severance benefits to employees before June 30, 2002.

Severance charges recorded in the statement of operations during the quarter ended June 30, 2002 totaled approximately $630,000, which was based on management's best estimate of probable costs to be incurred under severance agreements with the terminated employees. During the quarter ended September 30, 2002 that best estimate was increased to $748,598 with the increase being recorded as an expense for the third quarter. As of September 30, 2002, severance payments of $541,785 had been made and $206,813 is currently recorded on the Company's balance sheet as accrued compensation.

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

      The Company is a development stage enterprise involved in the development of proprietary orally delivered human therapeutic products and vaccines and has not generated any material revenues from operating activities. The Company's lead product, orBec(R) (oral beclomethasone diproprionate), is currently in multi-center phase III clinical trials that, if successful, should allow the Company to file a New Drug Application with the FDA for marketing approval in the U.S. orBec(R) has been granted Fast Track status by the FDA for the treatment of Intestinal Graft-vs-Host Disease, a life threatening form of severe gastrointestinal inflammation that occurs in a small population of patients. The Company is simultaneously testing and developing orBec(R) for much larger patient populations such as inflammatory bowel disease (IBD) and irritable bowel syndrome (IBS) that may allow it to file a Supplemental New Drug Application for one or more of these indications in an efficient and cost effective manner.

In addition to orBec(R), the Company also has technologies and products at earlier stages of development relating to the oral delivery of other drug candidates and synthetic (non-live) vaccines that it is seeking to out-license or partner with larger pharmaceutical companies.

Plan of Operation

In late June 2002, the Company implemented a substantial cost reduction program to allow it to focus its resources on the clinical development of its lead product, orBec(R) (oral beclomethasone diproprionate), which is currently in multi-center phase III clinical trials. As a result of this cost reduction initiative, the Company's loss from operations for the third quarter 2002 was reduced to approximately $665,000, a reduction of (72%) as compared to the Company's loss from operations of $2.4 million for the prior quarter. During the fourth quarter, the Company implemented additional cost reduction initiatives to further reduce the Company's quarterly loss from operations.

The Company ended the third quarter with cash on hand in excess of $4 million.

During the third quarter of 2002, the Company:

      o Reduced its quarterly loss from operations to $655,000, a reduction of $1.7 million or 72% from the prior quarter's loss from operations of $2.4 million;

      o Successfully resolved the delisting procedure with the American Stock Exchange ("AMEX") maintaining the Company's listing on AMEX;

      o Increased the rate of enrollment in the pivotal phase III clinical trial of orBec(R);

      o Substantially enhanced the proprietary position of orBec(R) for a large patient population by executing an exclusive option to license patent applications held by the University of Texas Medical Branch at Galveston covering the use of oral topical anti-inflammatory compounds, such as orBec(R), to treat irritable bowel syndrome
            (IBS), a disease affecting millions of persons in the U.S.

      o Initiated a program for the development of oral synthetic (non-live) biodefense vaccines through the Company's InnoVaccines joint venture beginning with an oral vaccine against Ricin;

      o Initiated a stock repurchase program of the Company's shares in the open market;

      o     Recruited William Milling, CPA as Controller, Treasurer and
            Secretary; and

      o     Recruited Robin Simuncak, RN as Director of Clinical Affairs

Material Changes in Results of Operations

      In comparing the Company's third quarter and first nine months of results of operations and financial condition for 2002 with results for the same period in 2001, the reader should note that the 2001 results do not include the impact of the merger between the Company and Corporate Technology Development, Inc. ("CTD"), which was completed on November 29, 2001. As a result, expenditures connected with the clinical trials for orBec(R) and other product candidates acquired through this merger, are not included in the 2001 consolidated results for DOR BioPharma. In addition, for purposes of per share information, the Company had 21,520,812 shares outstanding as of September 30, 2002, as opposed to 12,741,858 as of September 30, 2001.

      For the three-month period ended September 30, 2002, the Company had a net loss, which decreased $462,289 or 43%, to $624,629 as compared to a net loss of $1,086,918 for the three months ended September 30, 2001. After giving effect to dividends on preferred stock, which are paid-in-kind in the form of additional shares of preferred stock, net loss available to common stockholders decreased $434,037 or 30%, to $1,027,561, or $0.05 per share, compared with $1,461,598, or
$0.12 per share, for the prior year period.

      Research and development expenditures for the three months ended September 30, 2002, decreased $269,157, or 45%, to $326,162, compared with $595,319 for the corresponding period ended September 30, 2001. This decrease reflects the Company's decision to reduce expenditures associated with its earlier stage programs, which were the exclusive subject of research and development expenditures during the third quarter 2001, offset by the cost of phase III clinical trials of orBec(R) during the third quarter 2002.

      General and administrative expenses for the third quarter 2002 decreased $183,507, or 35%, to $339,203 as compared to $522,710 for the three months ended September 30, 2001. This decrease reflects the reduction of general and administrative staff and associated expenses, offset by higher insurance costs.

      During the third quarter 2002, equity gains/(losses) from joint venture activities was a gain of $20,041 an increase of $62,433 compared to a loss of $42,392 for the same period in 2001.

      Interest income for the three months ending September 30, 2002 was $20,795, a decrease of $61,271, or 75%, compared to $82,066 for the same period in 2001, due to the decrease in interest rates on investment instruments versus the prior year as well as lower cash balances in 2002.

      For the nine months ended September 30, 2002, the Company had a net loss applicable to common stockholders, which increased $622,956 or 18%, to $4,101,509 as compared to a net loss applicable to common stockholders of $3,478,553 for the nine months ended September 30, 2001. After giving effect to dividends on preferred stock, which are paid-in-kind in the form of additional shares of preferred stock, net loss available to common stockholders increased $706,791, or 15%, to $5,297,166, or $0.25 per share, compared with $4,590,375, or $0.36 per share, for the first nine months of 2001.

      Year to date 2002 research and development expenditures increased $803,338, or 45%, to $2,570,151, compared with $1,766,813 for the corresponding period ended September 30, 2001. This increase reflects the cost of the phase III clinical trials for orBec(R) during 2002 offset by the reduction of research and development expenses associated with the Company's earlier stage programs during the third quarter 2002.

      General and administrative expenses for the nine months ended September 30, 2002, increased $966,870, or 68%, to $2,397,849 as compared to $1,430,979 for the nine months ended September 30, 2001. This increase is attributable to increased general and administrative staff and associated expenses during the first two quarters of 2002 as compared to 2001, severance costs relating to general and accounting personnel in the second quarter of 2002, increased legal and accounting expenses, increased insurance costs and depreciation and amortization, offset by a reduction in these expenses during the third quarter 2002.

      Year to date 2002 equity gains/(losses) from joint venture activities reflected a gain of $787,275, an increase of $1,364,936 compared to the loss of $577,661 for the same period in 2001. This change resulted from gains realized by the Company in settling the Elan joint ventures on June 29, 2002 and the subsequent reduction of expenditures associated with such joint ventures during 2002.

      Interest income for the first nine months of 2002 decreased to $87,139, a decrease of $292,613, or 78%, compared to $376,752 for the first nine months of 2001, the decrease was due to the decline in interest rates on investment instruments versus the prior year as well as a lower cash balance in 2002.

FINANCIAL CONDITION

      On September 30, 2002 and December 31, 2001, DOR BioPharma had cash, cash equivalents, and marketable securities of $4,019,907 and $9,942,053, respectively. The level of working capital was $3,028,148 for September 30, 2002 compared with $6,766,704, for December 31, 2001.

      For the third quarter 2002, the Company reduced its quarterly loss from operations to $665,000, a reduction of $1.7 million or 72% from the prior quarter's loss from operations of $2.4 million. This reduction was largely attributable to a reduction in general and administrative expenses and research and development expenses associated with the Company's earlier stage programs. During the fourth, the Company implemented additional cost reduction initiatives to further reduce the Company's quarterly loss from operations.

      The Company is focused on completing the ongoing multi-center phase III clinical trial for its lead product, orBec(R) (oral beclomethasone diproprionate), which, if successful, the Company believes will allow it to file a New Drug Application with the FDA for the Fast Track designated indication of Intestinal Graft-vs-Host Disease. If approved, the Company intends to expand the market potential for orBec(R) by filing one or more Supplemental New Drug Applications for orBec(R) in substantially larger disease markets, such as irritable bowel syndrome (IBS) or inflammatory bowel disease (IBD).

      The Company will continue to seek pharmaceutical partners interested in developing its earlier stage programs and is seeking government support for its oral biodefense vaccine program.

      The Company believes that based upon the current level of spending, if maintained at the current level, the existing working capital resources will be sufficient to support operations for at least the next 18 months. See Exhibit 99--"Risk Factors."

ITEM 4. CONTROLS AND PROCEDURES

      (a) The Interim President and Controller of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Interim President and Controller of the Company, as appropriate to allow timely decisions regarding required disclosure.

      (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation."

                                                    PART II. - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      99.1  Risk Factors

         99.2 Certification of Interim President, pursuant to the Sarbanes-Oxley Act of 2002.

         99.3 Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

--------------

(b)   Reports on Form 8-K:

      There were no reports filed on Form 8K for this period

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DOR BIOPHARMA, INC.


November 14, 2002                   /s/ Steve Kanzer
                                    ------------------------------
                                    Steve H. Kanzer
                                    Interim President


November 14, 2002                   /s/ William Milling
                                    ------------------------------
                                    William Milling
                                    Controller
                                    (principal financial and accounting officer)

SECTION 302 CERTIFICATION

I, Steve H. Kanzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DOR BioPharma;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report for the period ending September 30, 2002; and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/2002

                     /s/ Steve H Kanzer
                     ------------------------------
                     Steve H Kanzer
                     Interim President

I, William D Milling, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DOR BioPharma;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report for the period ending September 30, 2002; and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/14/2002

                           /s/ William D Milling
                           ------------------------------
                           William D Milling
                           Controller
                           (Principal financial and accounting officer)