Form 10KSB/A
period 2002-12-31
DOR BIOPHARMA INC
filed 2003-02-12
CIK 812796

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 Form 10-KSB/A Amendment No. 1 to

(Mark One) |X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission File No. 1-14778

DOR BioPharma, Inc. (Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-1505029 (IRS Employer Identification No.)

28101 BALLARD DRIVE, SUITE F LAKE FOREST, IL (Address of principal executive offices)	60045 (ZIP Code)

Issuer's telephone number, including area code: (847) 573-8990 Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange
on Which Registered
Common Stock, par value $.001 per share	American Stock Exchange

Securities registered under Section 12(g) of the Securities Exchange Act:
 (Title of class)

None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        Issuer’s revenues for its most recent fiscal year: $0 The aggregate market value of the common stock held by non-affiliates (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), computed by reference to the closing price of such stock as of March 1, 2002, was $16,480,829.

        At March 1, 2002, 20,825,742 shares of the registrant’s common stock (par value $.001 per share) were outstanding. Transitional Small Business Issuer

Format: Yes |_| No |X|

Documents Incorporated by Reference

        The issuer’s definitive proxy statement in connection with its 2002 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-KSB

PURPOSE OF AMENDMENT

        The principal purpose of this amendment on Form 10-KSB/A of DOR BioPharma, Inc. (the “Company”) is to (a) provide a new audit report of Ernst & Young LLP that remove references to reliance on the report of other auditors with respect to amounts for the period from February 15, 1985 (inception) to December 31, 1999, and (b) remove the audit report of PricewaterhouseCoopers LLP with respect to the Company’s financial statements for the period from February 15, 1985 (inception) to December 31, 1999. PricewaterhouseCoopers LLP informed the Company that, given the extended period of time that has passed since it was last retained by the Company, it is no longer prepared to consent to references to its audit report.

        The financial statements included herein also reflect a Reclassification of $16,325,712 out of Proceeds from Sale of Preferred Stock and into Investment in Joint Ventures on the Consolidated Statement of Cash Flows in the cumulative period column, as this was not a cash transaction.

PART II

Item 7. Financial Statements. The financial statements listed in Part III. Item 13., with the report of independent accountants, are included in this Form 10-KSB on pages F-1, et seq.

PART III

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	The following financial statements and exhibits are filed as part of this report:

(1)	Financial Statements:

(i)	Independent Accountants’ Report.

(ii)	Balance Sheets as of December 31, 2001 and December 31, 2000.

(iii)	Statements of Operations for the periods ended December 31, 2001 and 2000 and cumulative from February 15, 1985 (date of inception) to December 31, 2001.

(iv)	Statements of Cash Flows for the periods ended December 31, 2001 and 2000 and cumulative from February 15, 1985 (date of inception) to December 31, 2001.

(v)	Statements of Stockholders’ Equity (Deficit) for the period from February 15, 1985 (date of inception) to December 31, 2001.

(vi)	Notes to Financial Statements.

(2)	Exhibits

2.1	Agreement and Plan of Merger and Reorganization dated as of July 31, 2001 by and among the Company, Roadrunner Acquisition, Inc. (“Roadrunner”) and Corporate Technology Development, Inc. (“CTD”) (1)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	By-laws.(3)

4.1	Specimen Common Stock Certificate.(3)

4.2	Form of Subscription Agreement by and between the Company and each investor dated as of April 11, 2000.(4)

4.3	Form of Amendment and Supplement to Subscription Agreement entered into by each investor as of April 11, 2000.(4)

4.4	Form of Second Amendment and Supplement to Subscription Agreement entered into by each investor as of April 11, 2000.(4)

4.5	Form of Investor Warrant issued to each investor dated as of April 12, 2000.(4)

4.6	Form of Finder Warrant issued to Paramount Capital, Inc. dated as of April 12, 2000.(4)

4.7	Warrant issued to Aries Fund dated as of May 19, 1997.(4)

4.8	Warrant issued to Aries Domestic Fund, L.P. dated as of May 19, 1997.(4)

4.9	Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997.(5)

4.10	Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997.(5)

4.11	Warrant issued to Elan International Services, Ltd. dated January 21, 1998.(6)

4.12	Form of Warrant issued to CTD warrant holders.(12)

10.1	Patent License Agreement dated December 16, 1996 between the Company and Massachusetts Institute of Technology.(7)

10.2	Purchase Agreement among Dominion Resources, Inc., The Aries Fund, a Cayman Island Trust, The Aries Domestic Fund, L.P., and Endorex dated as of June 13, 1996.(4)

10.3	Purchase Agreement dated as of June 26, 1996 between the Company, The Aries Fund and The Aries Domestic Fund, L.P.(7)

10.4	Termination and Release Agreement, dated March 7, 2002, by and between Schein Pharmaceutical (Bermuda) Ltd., and Endorex Newco.

10.5*	Amended and Restated 1995 Omnibus Incentive Plan, as approved by shareholders of the Company on November 29, 2001.

10.6	Lease dated December 19, 1997 between the Company and Howard M. Ruskin.(5)

10.7	Joint Development and Operating Agreement, dated as of January 21, 1998, between the Company, Elan Corporation, plc, Orasomal Technologies, Inc. and Endorex Vaccine Delivery Technologies, Inc.(5)

10.8	Securities Purchase Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd.(6)

10.9	Registration Rights Agreement, dated as of January 21, 1998, between the Company and Elan International Services, Ltd.(6)

10.10+	License Agreement, dated as of January 21, 1998, between Elan Pharmaceuticals, plc, and Endorex Vaccine Delivery Technologies, Inc.(6)

10.11+	License Agreement, dated as of January 22, 1998, between Orasomal Technologies, Inc., Endorex Vaccine Delivery Technologies, Inc. and the Company.(6)

10.12+	Securities Purchase Agreement, dated as of October 21, 1998, between the Company and Elan International Services, Ltd.(9)

10.13+	Registration Rights Agreement, dated as of October 21, 1998, between the Company and Elan International Services, Ltd.(9)

10.14+	License Agreement, dated as of October 21, 1998, between the Company, Elan Corporation, plc, Endorex Newco. Ltd., and Elan Medical Technologies Ltd.(9)

10.15+	Joint Development and Operating Agreement, dated as of October 21, 1998, between the Company, Elan Corporation, plc, Elan International Services, Ltd. and Endorex Newco, Ltd.(9)

10.17+	Development License and Supply Agreement, dated February 2, 2000, between the Company Newco, Ltd. and Schein Pharmaceutical (Bermuda), Ltd.(10)

10.20*	Employment Agreement dated October 21, 2001 between the Company and Michael Rosen.

10.21*	Employment Agreement between the Company and Steve Koulogeorge dated September 19, 2000.(8)

10.22*	Employment Agreement between the Company and Panayiotis Constantinides dated January 4, 2001.(8)

10.23*	Employment Agreement between the Company and John McCracken dated February 21, 2001.(8)

10.24	Financial Advisory Agreement between the Company and Paramount Capital, Inc. dated as of October 18, 2001.

10.25	Form of Affiliate Agreement dated as of August 15, 2001 by and between the Company and the affiliates of CTD.(13)

10.26	Escrow Agreement entered into by and among the Company, the stockholders of CTD, Peter O. Kliem, and Wells Fargo Bank Minnesota, National Association.(13)

10.27	Amendment No. 1 to Escrow Agreement dated November 29, 2001 by and among the Company, Paramount Capital Drug Development Holdings LLC, Peter Kliem and Wells Fargo.(13)

10.28*	Employment Agreement between the Company and Colin Bier dated November 29, 2001.

10.29	Consulting Agreement entered into by and among the Company, CTD and Nicholas Stergiopoulos dated as of November 29, 2001.

10.30*	Noncompetition and Nonsolicitation Agreement entered into by and among the Company, CTD and Steve H. Kanzer dated as of November 29, 2001.

10.31	Master Loan and Security Agreement, dated as of December 23, 1998, between FINOVA Technology Finance, Inc. and the Company.(12)

10.32	Second amendment dated as of October 31, 2001, to the Patent License Agreement dated December 16, 1996 between the Company and Massachusetts Institute of Technology.(14)

21.1	Subsidiaries of DOR BioPharma, Inc.(15)

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney(15)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Surbanes-Oxley Act of 2002

99.2	Certification of Controller pursuant to Section 906 of the Surbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.

+	Endorex was granted Confidential Treatment of portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference from our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2001.

(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB, for the fiscal quarter ended June 30, 2000.

(3)	Incorporated by reference to our Registration Statement on Form S-1, as amended (File No. 33-13492).

(4)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-36950), as amended on December 29, 2000.

(5)	Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.

(6)	Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the transition period ended December 31, 1996.

(8)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, as amended.

(9)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter on Form 10-QSB for the fiscal quarter ended September 30, 1998.

(10)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as amended.

(11)	Incorporated by reference to our current report on Form 8-K filed on November 9, 2000.

(12)	Incorporated by reference to our Registration Statement on Form S-4 filed on October 2, 2001.

(13)	Incorporated by reference to our current report on Form 8-K filed on December 14, 2001.

(14)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter on Form 10-QSB for the fiscal quarter ended September 30, 2001.

(15)	Previously filed as an exhibit to this Annual Report on Form 10-KSB.

(b)	Reports on Form 8-K

        On December 14, 2001, we filed a current report on Form 8-K dated November 29, 2001 (pursuant to Items 2 and 7 of Form 8-K), relating to the completion of our acquisition of all of the outstanding capital stock CTD pursuant to an Agreement and Plan of Merger and Reorganization dated as of July 31, 2001, as amended on November 29, 2001, by and among the Company, CTD and Roadrunner Acquisition, Inc., a wholly-owned subsidiary of the Company. This current report incorporated the required financial statements of CTD and pro forma financial information from the Joint Proxy Statement/Prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective on October 23, 2001.

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$9,942,053	$10,831,266
Marketable securities—available for sale	—	2,014,984
Receivable from related party	44,447	126,538
Prepaid expenses	49,941	58,803

Total current assets	10,036,441	13,031,591
Leasehold improvements and equipment, net of accumulated amortization of $975,860 and $800,066.	365,219	384,162
Patent issuance costs, net of accumulated amortization of $15,091 and $10,970	284,419	253,705
Intangible assets, net of accumulated amortization of $8,611	355,540	—

Total assets	$11,041,619	$13,669,458

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$856,187	$642,440
Accrued compensation	205,969	147,205
Due to joint ventures	2,042,833	2,010,713
Current portion of capital lease obligations	164,748	118,793

Total current liabilities	3,269,737	2,919,151
Long-term portion of capital lease obligations	52,098	204,162

Total liabilities	3,321,835	3,123,313
Series C exchangeable convertible preferred stock, $.05 par value. Authorized 200,000 shares; 104,435 and 97,603 issued and outstanding, at liquidation value	10,348,733	9,665,512
Stockholders’ equity (deficit):
Preferred stock, $.001 par value. Authorized 4,600,000 shares; none issued and outstanding	—	—
Series B convertible preferred stock, $.05 par value. Authorized 200,000 shares; 108,443 and 100,410 issued and outstanding, at liquidation value	10,844,280	10,041,000
Common stock, $.001 par value. Authorized 50,000,000 shares; 20,944,384 and 12,860,500 issued, 20,825,742 and 12,741,858 outstanding	20,945	12,861
Additional paid-in capital	48,983,361	40,365,410
Common Stock held in escrow, 1,350,000 shares	1,687,500	—
Deferred compensation	—	(4,853)
Deficit accumulated during the development stage.	(63,721,285)	(49,090,110)
Accumulated other comprehensive income	—	75

	(2,185,199)	1,324,383
Less: Cost of 118,642 shares of common stock in treasury	(443,750)	(443,750)

Total Stockholders’ Equity (Deficit)	(2,628,949)	880,633

Total liabilities and stockholders’ equity (deficit)	$11,041,619	$13,669,458

The accompanying notes are an integral part of the consolidated financial statements. F-1

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001	Year Ended December 31, 2000	Cumulative Period February 15, 1985 (Inception) to December 31, 2001
SBIR contract revenue	$—	$—	$100,000
Expenses:
SBIR contract research and development	—	—	86,168
Proprietary research and development	2,470,801	956,742	17,303,806
General and administrative	1,973,455	2,101,767	15,045,499
Write-off of acquired in-process research and development	10,181,000	—	10,181,000

Total expenses	14,625,256	3,058,509	42,616,473

Loss from operations	(14,625,256)	(3,058,509)	(42,516,473)
Equity in losses from joint ventures	(401,699)	(2,682,368)	(23,047,950)
Other income	7,588	250,000	262,890
Interest income	424,032	747,073	3,465,620
Interest expense	(35,840)	(51,889)	(349,150)

Net loss	(14,631,175)	(4,795,693)	(62,185,063)
Preferred stock dividends	(1,486,501)	(1,382,200)	(4,867,301)

Net loss applicable to common stockholders	$(16,117,676)	$(6,177,893)	$(67,052,364)

Basic and diluted net loss per share applicable to common stockholders	$(1.20)	$(0.51)
Basic and diluted weighted average common shares outstanding	13,450,579	12,194,260

The accompanying notes are an integral part of the consolidated financial statements. F-2

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock Held in Escrow		Preferred Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Other Comprehensive Income	Treasury Stock		Unearned Compensation	Note Receivable	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value				Shares	Cost
Common stock issued for cash in February 1985 at $1.50 per share	667	$1	—	$—	—	$—	$999	$—	$—	—	$—	$—	$—	$1,000
Common Stock issued for cash in October 1986 at $750 per share	666	1	—	—	—	—	499,999	—	—	—	—	—	—	500,000
Excess of fair market value over option price of nonqualified stock option granted	—	—	—	—	—	—	13,230	—	—	—	—	—	—	13,230
Common stock issued in May 1987 at $750 per share for legal services performed for the company	7	—	—	—	—	—	5,000	—	—	—	—	—	—	5,000
Net Proceeds from initial public stock offering in June 1987 at $6,000 per share, less issuance costs	333	—	—	—	—	—	1,627,833	—	—	—	—	—	—	1,627,833
Nonqualified stock options exercised	48	—	—	—	—	—	33,808	—	—	—	—	(28,188)	—	5,620
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	7,425	—	7,425
Excess of fair market value over option price of nonqualified stock options granted	—	—	—	—	—	—	75,063	—	—	—	—	—	—	75,063

The accompanying notes are an integral part of the consolidated financial statements. F-3

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Common Stock Held in Escrow		Preferred Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Other Comprehensive Income	Treasury Stock		Unearned Compensation	Note Receivable	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value				Shares	Cost
Nonqualified stock options exercised	18	$—	—	$—	—	$—	$256	$—	$—	—	$—	$—	$—	$256
Stock warrants exercised	1	—	—	—	—	—	12,000	—	—	—	—	—	—	12,000
Common stock redeemed and retired	(10)	—	—	—	—	—	(150)	—	—	—	—	—	—	(150)
Excess of fair market value over option price of nonqualified stock options granted	—	—	—	—	—	—	36,524	—	—	—	—	—	—	36,524
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	19,113	—	19,113
Nonqualified stock options exercised	71	—	—	—	—	—	1,060	—	—	—	—	—	—	1,060
Common stock redeemed and retired	(12)	—	—	—	—	—	(175)	—	—	—	—	—	—	(175)
Excess of fair market value over option price of nonqualified stock options granted	—	—	—	—	—	—	113,037	—	—	—	—	—	—	113,037
Net proceeds from secondary public stock offering in April 1989 at $525 per share, less issuance cost	2,174	2	—	—	—	—	980,178	—	—	—	—	—	—	980,180
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	1,650	—	1,650
Common stock issued for cash in October 1990 through January 1991 at $9.00 per share	5,694	6	—	—	—	—	51,244	—	—	—	—	—	—	51,250
Excess of fair market value over option price of nonqualified stock options granted	—	—	—	—	—	—	30,635	—	—	—	—	—	—	30,635

The accompanying notes are an integral part of the consolidated financial statements. F-4

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Common Stock		Common Stock Held in Escrow		Preferred Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Other Comprehensive Income	Treasury Stock		Unearned Compensation	Note Receivable	Total Stockholders' Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value				Shares	Cost
Common stock issued for cash in February 1991 through April 1991 at $9.00 per share	2,772	$3	—	$—	—	$—	$24,947	$—	$—	—	$—	$—	$—	$24,950
Common stock issued for cash and services in November 1991 at $1.50 per share	15,333	15	—	—	—	—	22,985	—	—	—	—	—	—	23,000
Common stock issued for cash and note in December 1991 at $0.75 per share	296,949	297	—	—	—	—	200,018	—	—	—	—	—	(50,315)	150,000
Excess of fair market value over option price of nonqualified stock options granted	—	—	—	—	—	—	16,570	—	—	—	—	—	—	16,570
Nonqualified stock options exercised	1	—	—	—	—	—	1	—	—	—	—	—	—	1
Payment on note receivable	—	—	—	—	—	—	—	—	—	—	—	—	11,300	11,300
Net proceeds from secondary public stock offering in August 1992 at $112.50 per share, less issuance costs	66,666	66	—	—	—	—	6,230,985	—	—	—	—	—	—	6,231,051
Nonqualified stock options exercised	2,000	2	—	—	—	—	28	—	—	—	—	—	—	30
Excess of fair market value over option price of nonqualified stock options granted	—	—	—	—	—	—	126,000	—	—	—	—	(126,000)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	40,750	—	40,750
Nonqualified stock options exercised	67	—	—	—	—	—	57	—	—	—	—	—	—	57
Collection of note receivable	—	—	—	—	—	—	—	—	—	—	—	—	39,015	39,015

The accompanying notes are an integral part of the consolidated financial statements. F-5

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Common Stock Held in Escrow		Preferred Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Other Comprehensive Income	Treasury Stock		Unearned Compensation	Note Receivable	Total Stockholders' Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value				Shares	Cost
Acquisition of treasury stock	—	$—	—	$—	—	$—	$—	$—	$—	41,975	$(300,000)	$—	$—	$(300,000)
Forfeiture of nonqualified stock options granted	—	—	—	—	—	—	(22,402)	—	—	—	—	22,402	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	49,348	—	49,348
Acquisition of treasury stock	—	—	—	—	—	—	—	—	—	76,667	(143,750)	—	—	(143,750)
Forfeiture of nonqualified stock options granted	—	—	—	—	—	—	(1,379)	—	—	—	—	1,379	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	12,121	—	12,121
Common stock issued at $0.975 per share	333,333	333	—	—	—	—	324,667	—	—	—	—	—	—	325,000
Common stock issued at $3.00 per share	333,333	333	—	—	—	—	999,667	—	—	—	—	—	—	1,000,000
Nonqualified stock options exercised	145,283	146	—	—	—	—	379,003	—	—	—	—	—	—	379,149
Warrants exercised at $1.20 per share	1,173	1	—	—	—	—	1,407	—	—	—	—	—	—	1,408
Proceeds on exercise of stock options	—	—	—	—	—	—	5,000	—	—	—	—	—	—	5,000
Warrants issued	—	—	—	—	—	—	5,407,546	—	—	—	—	—	—	5,407,546
Net proceeds from private placement at $2.3125 per share, less issuance cost	8,648,718	8,650	—	—	—	—	15,122,943	—	—	—	—	—	—	15,131,593
The accompanying notes are an integral part of the consolidated financial statements. F-6

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Common Stock Held in Escrow		Preferred Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Other Comprehensive Income	Treasury Stock		Unearned Compensation	Note Receivable	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value				Shares	Cost
Net proceeds from issuance of common stock and warrants	307,692	$308	—	$—	—	$—	$1,871,537	$—	$—	$—	$—	$—	$—	$1,871,845
Proceeds from exercise of stock options	25,000	25	—	—	—	—	61,725	—	—	—	—	—	—	61,750
Purchase and retirement of common stock	(133,335)	(134)	—	—	—	—	(129,866)	—	—	—	—	—	—	(130,000)
Net proceeds from issuance of Series B preferred stock at $100 per share	—	—	—	—	80,100	8,010,000	—	—	—	—	—	—	—	8,010,000
Accrued preferred stock dividends	—	—	—	—	5,986	598,666	(713,187)	—	—	—	—	—	—	(114,521)
Proceeds from exercise of stock options	334	4	—	—	—	—	347	—	—	—	—	—	—	351
Common stock dividends issued	819,319	819	—	—	—	—	1,535,403	(1,536,222)	—	—	—	—	—	—
Accrued preferred stock dividends	—	—	—	—	6,887	688,634	(1,285,412)	—	—	—	—	—	—	(596,778)
Net proceeds from private placement at $4.725 per share, less issuance costs	1,809,520	1,810	—	—	—	—	7,772,738	—	—	—	—	—	—	7,774,548
Issuance of options issued in exchange for financial advisory services	—	—	—	—	—	—	87,373	—	—	—	—	(87,373)	—	—
Issuance of options issued in exchange for consulting services	—	—	—	—	—	—	12,787	—	—	—	—	(12,787)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	—	95,307	—	95,307
Proceeds from exercise of stock options	71,722	69	—	—	—	—	215,685	—	—	—	—	—	—	215,754
Noncash exercise of warrants	104,963	104	—	—	—	—	(104)	—	—	—	—	—	—	—
Accrued preferred stock dividends	—	—	—	—	7,437	743,700	(1,382,200)	—	—	—	—	—	—	(638,500)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	75	—	—	—	—	75

The accompanying notes are an integral part of the consolidated financial statements. F-7

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Common Stock Held in Escrow		Preferred Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Other Comprehensive Income	Treasury Stock		Unearned Compensation	Note Receivable	Total Stockholders' Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value				Shares	Cost
Issuance of common stock for the acquisition of CTD in 2001	8,083,884	8,084	1,350,000	1,687,500	—	—	10,100,771	—	—	—	—	—	—	11,796,355
Additional costs related to 2000 private placement in 2001	—	—	—	—	—	—	(21,871)	—	—	—	—	—	—	(21,871)
Issuance of options issued in exchange for advisory services and consulting fees in 2001	—	—	—	—	—	—	25,552	—	—	—	—	(25,552)	—	—
Amortization of unearned compensation in 2001	—	—	—	—	—	—	—	—	—	—	—	30,405	—	30,405
Accrued preferred stock dividends in 2001	—	—	—	—	8,033	803,280	(1,486,501)	—	—	—	—	—	—	(683,221)
Net loss from inception, February 15, 1985, to December 31, 2001	—	—	—	—	—	—	—	(63,721,285)	—	—	—	—	—	(63,721,285)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(75)	—	—	—	—	(75)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(63,721,360)

Balance at December 31, 2001	20,944,384	$20,945	1,350,000	$1,687,500	108,443	$10,844,280	$48,983,361	$(63,721,285)	$—	118,642	$(443,750)	$—	—	$(2,628,949)

The accompanying notes are an integral part of the consolidated financial statements. F-8

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION) (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2001	Year Ended December 31, 2000	Cumulative Period February 15, 1985 (Inception) to December 31, 2001
Operating Activities:
Net Loss	$(14,631,175)	$(4,795,693)	$(62,185,063)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	188,526	156,856	1,563,106
Gain on sale of marketable securities	—	—	(110,244)
Noncash stock compensation	30,405	95,307	786,178
Equity in losses of joint ventures	401,699	2,682,368	23,047,950
Amortization of fair value of warrants	—	—	3,307,546
Gain on sale of assets	—	—	(4,530)
Write off patent issuance cost	—	—	439,725
Write-off of acquired research and development	10,181,000	—	10,181,000
Changes in operating assets and liabilities:
Receivable from related party	82,091	(92,199)	(44,447)
Prepaid expenses	12,884	9,404	(45,919)
Accounts payable and accrued expenses	68,821	145,551	801,231
Accrued compensation	58,764	(37,303)	205,969
Due to joint ventures	(369,579)	(1,613,988)	(1,041,234)
Total adjustments	10,654,611	1,345,996	39,086,331
Net cash used in operating activities	(3,976,564)	(3,449,697)	(23,098,732)

Investing Activities:
Cash received in acquisition of CTD, net	1,392,108	—	1,392,108
Patent issuance cost	(34,835)	(82,712)	(794,060)
Investment in joint ventures	—	—	(3,638,171)
Organizational costs incurred	—	—	(135)
Purchases of leasehold improvements and equipment	(139,656)	(40,564)	(1,787,109)
Proceeds from assets sold	—	—	4,790
Purchases of marketable securities	—	(5,390,981)	(11,004,080)
Proceeds from sale of marketable securities	2,014,909	6,923,919	11,114,324
Net cash provided by (used in) investing activities	3,232,526	1,409,662	(4,712,333)

Financing Activities:
Net proceeds from issuance (costs incurred related to issuance) of common stock	(21,871)	7,774,548	37,777,399
Proceeds from exercise of options	—	215,754	417,092
Proceeds from borrowings under line of credit	—	—	1,150,913
Repayment of amounts due under line of credit and capital lease obligations	(123,304)	(114,907)	(996,883)
Repayment of long-term receivable	—	—	50,315
Repayment of note payable issued in exchange for legal service	—	—	(71,968)
Purchase and retirement of common stock	—	—	(130,000)
Purchase of common stock for treasury	—	—	(443,750)
Net cash provided by (used in) financing activities	(145,175)	7,875,395	37,753,118
Net increase (decrease) in cash and cash equivalents	(889,213)	5,835,360	9,942,053
Cash and cash equivalents at beginning of period	10,831,266	4,995,906	—
Cash and cash equivalents at end of year	$9,942,053	$10,831,266	$9,942,053

Supplemental disclosure of cash flow:
Cash paid for interest	$35,840	$51,889
Non-cash transactions
Issuance of preferred stock dividends in kind	$1,486,501	$1,382,200
Issuance of common stock, options and warrants in acquisition	12,214,207	—
Capital lease acquisitions	17,195	45,621

The accompanying notes are an integral part of the consolidated financial statements. F-9

DOR BIOPHARMA, INC. (FORMERLY ENDOREX CORPORATION)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Basis of Presentation

        DOR BioPharma, Inc. (DOR, or the Company) and Subsidiaries was incorporated in January 1987 as ImmunoTherapeutics, Inc., a wholly owned subsidiary of BiologicalTherapeutics, Inc. (BTI). BTI was incorporated on December 19, 1984 and commenced operations on February 15, 1985 (inception date). On March 30, 1987 BTI was merged into DOR. The Company’s financial statements include the accounts of the predecessor, BTI, for all periods presented. In October 1996, DOR formed its first subsidiary, Orasomal Technologies, Inc. (Orasomal), and in July 1997, formed a second subsidiary, Wisconsin Genetics, Inc. (WGI). On November 29, 2001, the Company merged with Corporate Technology Development (CTD), and changed its name from Endorex to DOR BioPharma Inc., as discussed further in Note 5.

Nature of Business

        DOR is a development stage, drug delivery company. The Company’s core drug delivery technology focuses on oral/mucosal delivery of drugs and vaccines previously delivered only by injection. The Company’s Orasome(TM) system utilizes technology licensed from MIT to develop the oral/mucosal delivery of vaccines, proteins and peptides.

        In 1998 the Company formed two joint ventures with Elan Corporation, plc (Elan), one of the world’s leading drug delivery companies. The purpose of the first joint venture, InnoVaccines Corporation (InnoVaccines), is to research, develop, and commercialize novel delivery systems for the human and veterinary vaccine markets. The second joint venture, Endorex Newco, LTD. (Newco), focuses on the utilization of the MEDIPAD® microinfusion pump, developed by Elan, to deliver iron chelators for the treatment of a series of genetic blood disorders known as iron overload disorders. During 2001, DOR and Elan have begun discussing the possible termination of both joint venture agreements.

2. Development Stage Enterprise

        The Company’s activities to date principally have been conducting research and development in conjunction with developing new products. Consequently, as shown in the accompanying financial statements, the Company has not realized substantial revenue and has a deficit accumulated during the development stage for the period from inception, February 15, 1985 through December 31, 2001 of $63,721,285. The Company will continue to be a development stage company, as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, until it begins sales of its anticipated products.

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

Accounting for Investments in Non-Controlled Entities

        The Company accounts for investments in common stock of non-controlled entities (i.e., InnoVaccines and Newco joint ventures) using the equity method. The Company discontinues application of the equity method when the carrying value of the investment is reduced to zero and does not provide for additional losses provided that the Company has not guaranteed the obligations of the investee and is not otherwise committed to provide further financial support for the investee. See Note 4 for a description of the Company’s investment in joint ventures.

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

Stock Based Compensation

        The Company accounts for stock-based compensation for awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Stock compensation expense for options granted to nonemployees has been determined in accordance with FAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is periodically remeasured as the underlying value of the securities changes.

Fair Value of Financial Instruments

        Accounting principles generally accepted in the United States require that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, receivables from related party, current liabilities and capital lease obligations are considered to be representative of their respective fair values.

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

InnoVaccines is owned 80.1% by DOR and 19.9% by Elan. Although DOR is the majority shareholder, the joint development agreement of InnoVaccines gives management participation to both DOR and Elan equally. Therefore, because the minority shareholder, Elan, has substantive participating veto rights, DOR accounts for its investment in the joint venture using the equity method of accounting in accordance with EITF-96-16 “Investor’s Accounting for an Investee, When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”. InnoVaccines licensed certain technology from Elan and certain other technology from DOR. DOR and Elan originally invested $8.0 and $2.0 million in the joint venture, respectively.

At closing, InnoVaccines paid Elan an initial $10.0 million license payment. Elan may receive future milestone payments and royalties based on the joint venture’s performance. As the technology did not yet represent a commercial product, the joint venture recorded an expense in 1998 for the initial license fee. The Company recorded its $8.0 million share of the license fee expense in accordance with the equity method.

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

DOR has a payable due to InnoVaccines of approximately $1.8 million as of December 31, 2001, which consists of DOR’s share of the joint venture’s net losses to date in excess of DOR’s initial investment less amounts billed by the Company to the joint venture. The InnoVaccines joint venture has a payable due to Elan of $1.8 million, representing the amount Elan has contributed to InnoVaccines in excess of its funding obligation.

DOR and Elan also incurred $246,000 and $677,000 of expenditures during the years ended December 31, 2001 and 2000, respectively, related to certain licenses that DOR and Elan acquired for further development on behalf of InnoVaccines. Elan and DOR each agreed to pay 50% of the license costs outside of the joint venture entity. The receivable from related party of $44,447 and $126,538 at December 31, 2001 and 2000, respectively, on the accompanying consolidated balance sheets represents reimbursements not yet received from Elan. The Company’s portion of the license costs have been included in equity in losses from joint ventures in the accompanying statements of operations. These amounts were not capitalized, because the technology does not yet represent a commercial product.

Endorex Newco, LTD.

Newco was established in October 1998 pursuant to agreements between DOR and Elan. At closing, DOR and Elan paid $8.4 million and $2.1 million to purchase Newco’s common stock, respectively. In addition, Elan purchased $8,410,500 of DOR Series C Convertible Preferred Stock. The Series C Preferred Stock is exchangeable at Elan’s option for an additional 30.1% ownership interest of Newco’s common stock, or it may be converted into DOR’s common stock at a price of $8.86 per share, which causes the classification of the Series C Preferred Stock to be outside of equity. If not exchanged, the Series C Preferred Stock automatically converts to common stock at the conversion price upon the earlier of October 21, 2002 or a public offering of Newco’s common stock with gross proceeds of not less than $10 million. Conversion of Series C Preferred Stock will cause total stockholders’ equity to increase by the liquidation value of the Series C Preferred Stock. As of December 31, 2001, the liquidation value of the Series C Preferred Stock was $10,348,733. The Series C Preferred Stock pays a 7% annual in-kind dividend, which was $683,221 and $638,500 in 2001 and 2000, respectively.

Newco is owned 80.1% by DOR and 19.9% by ELAN. Although DOR BioPharma is the majority shareholder, the joint development agreement of Newco gives management participation to both DOR and Elan equally. Therefore, because the minority shareholder, Elan, has substantive participating veto rights, DOR accounts for its investment in the joint venture using the equity method of accounting in accordance with EITF-96-16. At closing, Newco paid Elan an initial $10.0 million license payment. Because the technology did not represent a commercial product, Newco recorded an expense in 1998 for the initial license fee expense. The Company recorded its $8.0 million share of the license fee in accordance with the equity method. Elan may also receive future milestone payments and royalties based on Newco’s performance.

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

The Newco joint venture entity contracts with both DOR and Elan, which perform research and development on behalf of the joint venture. During 2001 and 2000, Elan and DOR were required to fund Newco expenditures according to their respective ownership interests. DOR may choose to borrow from a multi-draw convertible note with Elan to fund its portion of Newco’s research and development expenses. Through December 31, 2001, no amounts have been borrowed under this note.

During the years ended December 31, 2001 and 2000, DOR incurred research and development and general and administrative expenditures aggregating $45,000 and $42,000, respectively, related to the joint venture and billed to Newco. DOR has a payable due to Newco of $254,000 at December 31, 2001, which consists of DOR’s share of the joint venture’s net losses to date in excess of DOR’s initial investment less amounts billed by the Company to the joint venture.

Newco entered into an agreement with Schein Pharmaceuticals (Bermuda) Ltd. (“Schein”) for the manufacture of the MEDIPAD. In 2001, Schein terminated the agreement and agreed to pay Newco $300,000 as a settlement. DOR recorded its portion of the settlement amount, $240,000, as a reduction of joint venture related expenses. Schein Pharmaceuticals Ltd. is a subsidiary of Watson Pharmaceuticals, Inc

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

F-15

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

	December 31 2001	2000
Leasehold improvements	$262,985	$255,888
Laboratory equipment	857,560	786,902
Office equipment	220,534	141,438

	1,341,079	1,184,228
Accumulated depreciation	(975,860)	(800,066

	$365,219	$384,162

7. Stockholders’ Equity (Deficit)

Private Placements

        In April 2000, the Company sold an aggregate of 1,809,520 shares of common stock in a private placement. Gross proceeds were $8.6 million with net proceeds, after deducting commissions and expenses, of $7.8 million.

        In connection with the April 2000 private placement, the Company issued warrants to the investors for the purchase of 452,383 shares of its common stock. The warrants issued to these investors are immediately exercisable at $5.91 per share and expire in April 2005. Also, as part of the compensation received for its assistance in the private placement, the placement agent received warrants to purchase 226,190 shares of DOR common stock. These warrants are immediately exercisable at $5.25 per share, expire in October 2007 and may be called if the closing bid price of DOR’s common stock equals or exceeds $13.125 per share for at least 20 consecutive trading days.

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

        The Board of Directors’ Compensation Committee determines the terms of the options, including vesting periods. No one person participating in the Plan may receive options and separately exercisable stock appreciation rights for more than 750,000 shares of common stock per calendar year.

        Had the Company accounted for its stock option plans based on the fair value at the grant date for options granted under the plan, based on provisions of SFAS 123, the Company’s pro forma net loss and pro forma net loss per share would have increased by approximately $0.9 million, or $.07 per share, and $0.1 million, or $0.01 per share, for 2001 and 2000, respectively. Net loss and net loss per share would have increased as follows:

	December 31
	2001	2000
Net loss applicable to common stockholders:
As reported	$(16,117,676)	$(6,177,893)
Pro forma	(17,023,173)	(6,325,952)
Basic and diluted net loss per share applicable to common stockholders:
As reported	$(1.20)	$(0.51)
Pro forma	(1.27)	(0.52)

F-18

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

F-19

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

11. License Agreements

        As part of the acquisition of CTD, the Company and its subsidiaries acquired the license to certain patents and “know-how” as defined in the respective license agreements with various individuals and corporations. Under the agreements, the Company is required to pay royalties ranging from 2% to 33% of the selling prices for products or processes that are covered by the licensed patents.

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
    (A Development Stage Enterprise)

We have audited the accompanying balance sheet of DOR BioPharma, Inc. (the Company, a development stage enterprise) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period February 15, 1985 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period February 15, 1985 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/	Ernst and Young LLP Milwaukee, Wisconsin January 31, 2002

F-22

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2003.

DOR BIOPHARMA, INC. By: /s/ William D Milling —————————————— William D Milling Controller, Treasurer and Corporate Secretary

CERTIFICATIONS

I, David M. Kent, certify that:

1. I have reviewed this amendment on Form 10-KSB/A to the annual report on Form 10-KSB of DOR BioPharma, Inc.;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 10, 2003

By: /s/ David M. Kent —————————————— David M. Kent Chief Executive Officer and President (principal executive officer)

I, William D Milling, certify that:

1. I have reviewed this amendment on Form 10-KSB/A to the annual report on Form 10-KSB of DOR BioPharma, Inc.;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 10, 2003

By: /s/ William D Milling —————————————— William D Milling Controller, Treasurer and Corporate Secretary (principal financial officer)