Form 10-Q
period 2003-03-31
DOR BIOPHARMA INC
filed 2003-05-15
CIK 812796

                     SEC SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________  to  ____________


                           Commission File No. 1-14778
                           ---------------------------

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

                             Yes  [X]    No   [ ]

At May 1, 2002, 27,261,877 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]    No   [X]

                         PART I. - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                                             MARCH 31,        DECEMBER 31,
                                                               2003               2002
                                                           (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                  $  3,151,946      $  4,147,164
Prepaid expenses                                                 70,462           104,333
                                                           ------------      ------------
   Total current assets                                       3,222,408         4,251,497

Leasehold improvements and equipment, net of
 accumulated amort. of $1,187,773 and $1,162,247                237,395           262,921
Patent issuance costs, net of accumulated amortization
 of $65,701 and $46,100                                       1,147,817         1,097,341
Intangible assets, net of accumulated amortization
 of $163,543 and $137,710                                       200,608           226,441
                                                           ------------      ------------
TOTAL ASSETS                                               $  4,808,228      $  5,838,200
                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses                     $    665,109      $    698,120
 Accrued compensation                                           139,988           124,480
 Current portion of Long-term debt                              344,194           382,122
                                                           ------------      ------------
    Total current liabilities                                 1,149,291         1,204,722
Long-term liabilities:
 Long-term portion of note payable                              347,845           347,845
                                                           ------------      ------------
    Total long-term liabilities                                 347,845           347,845
                                                           ------------      ------------
           Total Liabilities                                  1,497,136         1,552,567

Stockholders' equity/(deficit):
Preferred stock, $.001 par value. Authorized
 4,600,000 shares; none issued and outstanding                       --                --
Series B convertible preferred stock,
 $.05 par value. Authorized 200,000 shares;
 119,428 issued & outstanding at liquidation value           11,942,850        11,711,822
Common stock, $.001 par value. Authorized
 50,000,000 shares; 27,424,219 issued,
  and 27,251,877 outstanding                                     27,262            26,795
Additional paid-in capital                                   63,013,392        61,315,985
Common stock held in escrow, 0 and 375,498 shares                                 436,812
Unearned compensation                                           (98,661)          (50,148)
Deficit accumulated during the development stage            (71,105,484)      (68,687,366)
                                                           ------------      ------------
                                                              3,779,359         4,753,900
Less:
 Treasury stock, at cost, 172,342 shares                       (468,267)         (468,267)
                                                           ------------      ------------
        Total Stockholders' Equity                            3,311,092         4,285,633
                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  4,808,228      $  5,838,200
                                                           ============      ============

           See accompanying condensed notes to financial statements.

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Cumulative from
                                              Three Months             February 15, 1985
                                             Ended March 31,          (date of inception)
                                         2003              2002        to March 31, 2003

Revenue:
SBIR contract revenue                  $       --        $       --      $    100,000

Expenses:
SBIR contract
 research and development                      --                --            86,168
Proprietary research
 and development                          387,901         1,138,801        20,634,390
General and
 administrative (includes
    $1,479,385 in non-cash
    stock compensation)                 1,905,975           757,153        19,937,494
Write-off of acquired in-process
Severance Costs                           130,712                --           130,712
  research and development                     --                --        10,181,000
                                     ------------      ------------      ------------
Total operating expenses                2,421,778         1,895,954        50,969,764
                                     ------------      ------------      ------------
  Loss from operations                 (2,421,778)       (1,895,954)      (50,869,764)

Equity gains/(losses)in
 joint ventures                                             (86,943)      (22,179,091)
Other income                                   --                --           262,890
Interest income                             6,672            38,168         3,577,968
Interest expense                           (3,012)           (6,898)         (361,265)
                                     ------------      ------------      ------------
  Net loss                             (2,418,118)       (1,951,627)      (69,569,262)
  Preferred stock dividends              (231,028)         (394,172)       (6,554,714)
                                     ------------      ------------      ------------
  Net loss applicable to common
   stockholders                      $ (2,649,146)     $ (2,345,799)     $(76,123,976)
                                     ============      ============      ============
Basic and diluted
 net loss per share
 available to common
 stockholders                        $      (0.10)     $      (0.11)
Basic and diluted
 weighted average common
 shares outstanding                    27,261,478        20,833,350



           See accompanying condensed notes to financial statements.

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Cumulative Period
                                                          Three Months             February 15, 1985
                                                         Ended March 31,            (Inception) to
                                                     2003             2002          March 31, 2003
                                                  -----------      -----------      ------------
OPERATING ACTIVITIES:
Net Loss:                                         $(2,418,118)     $(1,951,627)     $(69,569,262)
Adjustments to reconcile net loss in
cash used in operating activities:
  Depreciation and amortization                        70,960           71,455         1,979,561
Gain on the sale of mkt securities                         --               --          (110,244)
  Non-cash stock compensation                       1,479,385               --         2,597,941
  Equity (gains)/losses in joint ventures                  --               --        22,179,091
  Amortization of fair value of warrants                   --               --         3,307,546
  Gain on sale of assets                                   --               --            (4,530)
  Write off patent issuance costs                          --               --           439,725
  Write off of acquired research
    and development                                        --               --        10,181,000
 Changes in operating assets and liabilities:
   Receivable from third party                             --          (16,944)               --
   Prepaid expenses                                    33,871          (42,765)          (66,440)
   Accounts payable and accrued expenses              (33,011)        (222,200)          610,153
   Accrued compensation                                15,508         (107,104)          139,988
   Due to joint ventures                                   --               --        (1,635,466)
                                                  -----------      -----------      ------------

Net cash used in operating activities                (851,405)      (2,269,185)      (29,950,937)

INVESTING ACTIVITIES:
Cash received in acquisition of CTD, net                   --               --         1,392,108
Patent issuance cost                                  (70,077)         (16,654)       (1,458,068)
Investment in joint ventures                               --               --        12,687,541
Organizational costs incurred                              --                               (135)
Purchases of leasehold improvements and
  equipment                                                --          (13,330)       (1,870,198)
Proceeds from assets sold                                  --               --             4,790
Purchases of marketable securities                         --               --       (11,004,080)
Proceeds from sale of marketable
  securities                                               --               --        11,114,324
                                                  -----------      -----------      ------------
Net cash provided by (used in)
investing activities                                  (70,077)         (29,984)       10,866,282

FINANCING ACTIVITIES:
 Net proceeds from issuance (costs incurred
   related to issuance) common stock                  (68,451)              --        38,683,018
Proceeds from exercise of options                      32,643               --           449,735
 Proceeds from borrowings under
   line of credit                                          --               --         1,150,913
 Repayment of amounts under line of credit            (37,928)         (32,840)       (1,101,432)
Proceeds from refinancing of due to
   joint venture payable                                   --               --                --
 Repayment of long-term note receivable                    --               --            50,315
 Repayment of note payable issued in
   exchange for legal service                              --                            (71,968)
 Purchase and retirement of common stock                   --               --          (130,000)
 Purchase of common stock for
   treasury stock                                          --               --          (468,267)
                                                  -----------      -----------      ------------
Net cash provided by (used in)
  financing activities                                (73,736)         (32,840)       38,562,314
                                                  -----------      -----------      ------------
Net increase (decrease) in cash and
  Cash equivalents                                   (995,218)      (2,332,009)       19,477,659
Cash and cash equivalents at beginning
  of period                                         4,147,164        9,942,053                --
                                                                   -----------      ------------
Cash and cash equivalents at end
  of period                                       $ 3,151,946      $ 7,610,044      $ 19,477,659
                                                  ===========      ===========      ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW:
  Cash paid for interest                          $     3,012      $     6,898
NON-CASH TRANSACTIONS
  Issuance of preferred stock
    Dividends in kind                             $   231,028      $   394,172



         The accompanying notes are an integral part of the consolidated financial statements.

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


   These unaudited interim consolidated financial statements of DOR BioPharma, Inc. ("the Company", "we" or "us") were prepared under the rules and regulations for reporting on Form 10-QSB. Accordingly, we omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our annual report on Form 10-KSB, for the year ending December 31, 2002. It is our opinion that the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.


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

STOCK BASED COMPENSATION

    DOR BioPharma has stock-based employee compensation plans. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans. Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                       2003              2002
Net loss applicable to common stockholders:
  As reported                                      $(2,649,146)    $(2,345,799)
Stock-based employee compensation
  expense determined under fair value based method    (233,535)        (92,748)

Stock-based compensation as reported                 1,479,385

Pro forma net loss                                 $(1,403,296)    $(2,438,547)
net loss per share:
  As reported, basic and diluted                   $     (0.10)    $     (0.11)
  Pro forma, basic and diluted                     $     (0.05)    $     (0.12)

The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 148% and 105% in 2003 and 2002, respectively and average risk-free interest rates in 2003 and 2002 of 4.0% and 4.5%, respectively. Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with

Selling, Goods or Services," and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is periodically remeasured as the options vest.

We have also issued options to employee's and directors that conditional upon a amendment to the 1995 omnibus option plan is approved by stockholders. Therefore, on a quarterly basis we record an expense based on the difference between the exercise price and the current market price. We will continue to record this until the amendment to the plan is approved.

SEVERANCE COSTS

  In June 2002, the Board of Directors authorized management to restructure the Company and implement a cost reduction program in order to reduce future operating costs and preserve the Company's existing working capital. As a result, we reduced headcount from 22 to 5 employees. The Company communicated all severance benefits to employees before June 30, 2002.

Severance charges recorded in the statement of operations during the year ended December 31, 2002 totaled approximately $781,248, which was based on management's best estimate of probable costs to be incurred under severance agreements with the terminated employees. During the quarter ended March 31, 2003, our total estimate was increased to $812,053 with the increase being recorded as an expense for the first quarter. As of March 31, 2003, severance payments of $752,818 have been made and $59,235 is currently recorded on the Company's balance sheet as accrued compensation. Additionally, we paid our former Chief Executive Officer $19,154 in severance in the first quarter and currently have recorded an accrual of $80,753 for the remainder of his six month severance period.

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



ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-QSB, and the Company's audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-KSB for the year ended December 31, 2002. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended which are subject to the safe-harbor created by that Section. The Forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" "plans" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, including those identified in Exhibit 99.1 "Risk Factors" filed with this Form 10-QSB, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the SEC. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

    We are a pharmaceutical company specializing in the development of oral and nasal delivery of vaccines and drugs. Through collaborations, we are developing a proprietary oral and nasal vaccine delivery technology called the Microvax((TM)) system, which we are applying to biodefense vaccines, including nasal vaccines against ricin and anthrax toxins and an orally delivered vaccine against botulinum toxin. In addition to our biodefense vaccines, we are developing orBec(R), an oral therapeutic product, that is currently in a pivotal Phase III clinical trial for the treatment of intestinal graft-vs-host disease, a life threatening complication of bone marrow transplantation. Also, using orBec(R), we are planning a Phase II clinical trial for the treatment of irritable bowel syndrome. We are also developing oral drug delivery systems, named the LPM(TM), PLP(TM), and LPE(TM) systems, for the delivery of proteins and water insoluble drugs. We have preclinical animal data demonstrating the oral delivery of the drug leuprolide, a FDA approved injectable anticancer product. We also have preclinical animal data demonstrating the oral delivery of the drug paclitaxel, a FDA approved injectable anticancer product.

PLAN OF OPERATION:

    Our business strategy is to (1) identify, acquire and exploit rights to new technologies and compounds relating to biodefense and orally delivered compounds to treat gastrointestinal disorders; (2) enhance the value of those technologies through further out-sourced research and development, specifically preclinical and clinical testing towards regulatory approval; (3) market our therapeutic drugs through licensing agreements with major pharmaceutical companies; (4) market our biodefense vaccine products directly to the U.S. and European governmental agencies; and (5) work to develop additional promising compounds utilizing contract research organizations and collaborations with third parties such as our licensors at the University of Texas Southwestern Medical Center.

   We have assembled an experienced management team that oversees the human clinical trials necessary to establish preliminary evidence of effectiveness and seek partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. We also supplement our management team through a network of consultants and contractors. By operating in this manner, we believe we can efficiently utilize our capital resources to advance our drug and vaccine products to market. We operate through various subsidiary companies: DOR Vaccines, Inc., which is the successor in interest to Innovaccines Corporation, our former joint venture, and form the basis of our biodefense business initiative and Enteron Pharmaceuticals, Inc. and Oradel Systems, Inc., which together form the basis of our biotherapeutics initiative. Enteron is a majority owned subsidiary which holds the intellectual property relating to orBec(R). Oradel is a wholly-owned subsidiary which holds the intellectual property relating to the LPM(TM) drug delivery system. We plan to continue to develop our later stage product opportunities while seeking to manage our earlier stage product pipeline through collaborative licensing arrangements.

    The Company has executed a worldwide exclusive option to license patent applications with the University of Texas Southwestern Medical Center for the nasal, pulmonary and oral uses of a non-toxic ricin vaccine. Specifically, during February 2003, we executed a binding, 90 day right of first negotiation agreement with UT Southwestern to obtain the injectable rights to the ricin vaccine. Until January 2004, we may chose to exercise the option to license the nasal, pulmonary, and oral rights to the non-toxic ricin vaccine with a license fee payment of $100,000.

    In February, we executed a letter of intent with Thomas Jefferson University, and have subsequently contracted to exclusively license issued U.S. Patent No. 6,051,239 and corresponding international patent applications broadly claiming the oral administration of nontoxic modified botulinum toxins as vaccines. The intellectual property also includes patent applications covering the inhaled and nasal routes of delivery of the vaccine. Upon execution in May 2003 of the license agreement, we paid a license fee of $160,000, payable in $130,000 of restricted common stock and $30,000 in cash. We intend to enter into a sponsored research agreement with Thomas Jefferson University, that would provide for one year of sponsored research from Thomas Jefferson University in exchange for $300,000 payable quarterly. We also intend to exercise a consulting agreement with Dr. Lance Simpson, the inventor of the botulinum toxin vaccine, for a period of three years under which Dr. Simpson would receive options to purchase 100,000 shares of our common stock, vesting over three years.

    During January 2003, we executed a binding letter of intent with the United Kingdom Ministry of Defense to exclusively license patent applications covering the use of microencapsulation technology. These included patent application numbers WO00/56282; WO 00/56362; WO 00/56361 and WO 01/70200. Upon execution of a royalty bearing license agreement, we would be obligated to pay a license issue fee $100,000, as well as a $25,000 license fee payable on the first anniversary of the license agreement and an additional $25,000 license fee payable 18 months later. We would also be required to provide $100,000 of sponsored research support for a one-year period.

    During March 2003, we entered into a three-year employment agreement with Ralph M. Ellison M.D., M.B.A. Pursuant to this employment agreement we agreed to pay Dr. Ellison a base salary of $200,000 per year. Upon the completion of an equity financing, Dr. Ellison would receive an increase in base salary to $300,000 per year. Dr. Ellison will also receive a bonus of 30% of his base salary. We agreed to issue options to purchase 2,000,000 shares of our Common Stock, with one third immediately vesting and the remainder vesting over three years. Upon termination by the company without "just cause" as defined by this agreement, we would pay Dr. Ellison 6 months severance, as well as any unpaid bonuses, and all options would immediately become vested.

CRITICAL ACCOUNTING POLICIES:

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates. Currently, the most significant estimate or judgment that we make is whether or not to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in SFAS 2, "Accounting for Research and Development Costs". Accordingly, we capitalized all outside legal and filing costs incurred in the procurement and defense of patents, as well as amounts paid to Southern Research Institute and Elan allowing us to increase the uses of our license on the Southern Research patents.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    We are a development stage company and to date have not generated any material revenues from operating activities. Although our product portfolio includes a phase III drug that we believe may be attractive to potential pharmaceutical partners, we have no active discussions under way with any such potential partners.

    For the three-month period ended March 31, 2003, the Company had a net loss, of $2,418,118, which was an increase of $466,491 or 24% as compared to a net loss of $1,951,627 for the three months ended March 31, 2002. After giving effect to dividends on preferred stock, which are paid-in-kind in the form of additional shares of preferred stock, net loss available to common stockholders increased $303,347 or 13%, to $2,649,146, or $0.10 per share, compared with $2,345,799, or $0.11 per share, for the prior year period.

   Research and development expenditures for the three months ended March 31, 2003, decreased $750,900, or 66%, to $294,091, compared with $1,138,801 for the corresponding period ended March 31, 2002. This decrease reflects the Company's decision to reduce expenditures associated with its earlier stage programs, which were the exclusive subject of research and development expenditures during the first quarter 2002, offset by the increase in the cost and enrollment of phase III clinical trials of orBec(R) during the first quarter 2003.

   General and administrative expenses for the first quarter 2002 increased $1,148,822, or 152%, to $1,905,975 as compared to $757,153 for the three months ended March 31, 2002. This increase was due primarily to non-cash stock compensation of $1,479,385, and severance costs of $130,712. This expense resulted from the way we account for options granted to employees, directors, and consultants as described in the footnotes to the financial statements. This increase was offset in part by decreases in other general and administrative costs of $332,563, due to our lower head count, and overall cost saving measures.

   Interest income for the three months ending March 31, 2003 was $6,672, a decrease of $31,496, or 83%, compared to $38,168 for the same period in 2002, due to the decrease in interest rates on investment instruments versus the prior year as well as lower cash balances in 2003.

FINANCIAL CONDITION


    On March 31, 2003 and December 31, 2002, We had cash, cash equivalents, and marketable securities of $3,151,946 and $4,147,164, respectively. Working capital was $2,073,117 at March 31, 2003 compared with $3,046,775, at December 31, 2002.

     For the first quarter 2003, we lowered our rate of cash expenditures by $1,336,791 or 57% to $995,218 compared to $2,332,009 for the same period in 2002. We had an operating loss of $2,418,118, however $1,479,385 of the loss was in the form of non-cash stock compensation. The overall reduction was attributable to a vast reduction in payroll and operating expenses, coupled with the granting of options as opposed to cash to attract and retain qualified personnel.

    We are continuing development of our biodefense vaccine candidates in advance of the anticipated passage of the proposed Project Bioshield Act of 2003, currently being considered in both the U.S. Senate and House of Representatives. Upon enactment of such Capital Act, as proposed by President Bush, we intend to manufacture and provide investigational stockpiles of our vaccine candidates to the U.S. Government while conducting the testing necessary for FDA licensure.

    We believe our current cash position of $3,151,946 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, within this period, possibly in the very near term, we may decide to seek additional capital in the private and/or public equity markets to support a higher level of growth, to respond to competitive pressures, to develop new products and services and to support new strategic partnership expenditures. After that 12 month period, if cash generated from operations are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. If we receive additional funds through the issuance of equity securities, stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. If we are unable to obtain additional financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities or respond to competitive pressures.

ITEM 4. Controls and Procedures


    (a) Our Chief Executive Officer and the Controller of the Company (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Controller (principal financial and accounting officer), as appropriate to allow timely decisions regarding required disclosure.


    (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                                    PART II. - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)        99.1   Risk Factors
           99.2   Certification of Chief Executive Officer, pursuant to the
                  Sarbanes-Oxley Act of 2002.
           99.3   Certification of Principal Financial Officer, pursuant to the
                  Sarbanes-Oxley Act of 2002.
--------------


(b)        Reports on Form 8-K:

        There were no reports filed on Form 8-K for the first quarter of 2003.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DOR BIOPHARMA, INC.

May 15, 2003               /s/ Ralph M. Ellison
                           --------------------
                              Ralph M. Ellison
                              Chief Executive Officer and President

May 15, 2003               /s/ William D. Milling
                           ----------------------
                              William D. Milling
                              Controller
                              (principal financial and accounting officer)

SECTION 302 CERTIFICATION



I, Ralph M. Ellison, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DOR BioPharma, Inc.;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors, or persons performing the equivalent functions,

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 05/15/03
      --------
                             /S/ Ralph M. Ellison
                            ------------------------------------------
                              Ralph M. Ellison
                              Chief Executive Officer and President

I, William D. Milling, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DOR BioPharma, Inc.;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors, or persons performing the equivalent functions,

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/15/03
      -------
                             /S/William D. Milling
                           ----------------------------
                               William D. Milling
                               Controller
                            (Principal financial and accounting officer)