Form 10QSB
period 2003-06-30
DOR BIOPHARMA INC
filed 2003-08-14
CIK 812796

                     SEC SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003

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

                             Yes  [X]    No   [ ]

At August 1, 2003, 27,622,379 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]    No   [X]

                        PART I. - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                             DOR BIOPHARMA, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS


                                                                         JUNE 30,       DECEMBER 31,
                                                                           2003             2002
                                                                        (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                              $  1,567,026    $  4,147,164
Prepaid expenses                                                             61,313         104,333
                                                                       ------------    ------------
   Total current assets                                                   1,628,339       4,251,497

Leasehold improvements and equipment, net of
 accumulated amortization of $264,039 and $1,162,247                        192,725         262,921
Patent issuance costs, net of
accumulated amortization
 of $72,860 and $46,100                                                   1,362,520       1,097,341
Intangible assets, net of accumulated amortization
 of $189,376 and $137,710                                                   174,775         226,441
                                                                       ------------    ------------
TOTAL ASSETS                                                           $  3,358,359    $  5,838,200
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses                                 $    568,487    $    698,120
 Accrued compensation                                                        27,720         124,480
 Current portion of long-term debt                                          306,291         382,122
                                                                       ------------    ------------
    Total current liabilities                                               902,498       1,204,722
Long-term liabilities:
 Long-term portion of note payable                                          115,948         347,845
                                                                       ------------    ------------
    Total long-term liabilities                                             115,948         347,845
                                                                       ------------    ------------
           Total Liabilities                                              1,018,446       1,552,567

Stockholders' equity/(deficit):
Preferred stock, $.001 par value.  Authorized
 4,600,000 shares; none issued and outstanding                                 --            --
Series B convertible preferred stock,
 $.05 par value.  Authorized 200,000 shares;
 119,428 issued & outstanding at liquidation value                       12,176,446      11,711,822
Common stock, $.001 par value.  Authorized
 50,000,000 shares; 27,622,379 issued,
 and 27,450,037 outstanding                                                  27,622          26,795
Additional paid-in capital                                               62,276,679      61,315,985
Common stock held in escrow, 0 and
 375,498 shares                                                                             436,812
Unearned compensation                                                        (3,199)        (50,148)
Deficit accumulated during the development stage                        (71,669,368)    (68,687,366)
                                                                       ------------    ------------
                                                                          2,808,180       4,753,900
Less:
 Treasury stock, at cost, 172,342 shares                                   (468,267)       (468,267)
                                                                       ------------    ------------
                  Total Stockholders' Equity                              2,339,913       4,285,633
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  3,358,359    $  5,838,200
                                                                       ============    ============

           See accompanying condensed notes to financial statements

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Cumulative from
                                            Six Months           February 15, 1985
                                           Ended June 30,       (date of inception)
                                       2003             2002     to June 30, 2003
Revenue:
SBIR contract revenue              $       --      $       --      $    100,000

Expenses:
SBIR contract
 research and development                  --              --            86,168
Proprietary research
 and development                      1,136,668       2,243,989      21,383,967
General and
 administrative (includes
    $880,414 in non cash
    stock compensation in 2003)       1,725,944       2,058,646      19,759,463
Write-off of acquired in-process
  research and development                 --              --        10,181,000
Severance Costs                         130,712            --           130,712
                                   ------------    ------------    ------------
Total operating expenses              2,993,324       4,302,635      51,541,310
                                   ------------    ------------    ------------
  Loss from operations               (2,993,324)     (4,302,635)    (51,441,310)

Equity gains/(losses)in
 joint ventures                                         767,234     (22,179,091)
Other income                              5,433            --           268,323
Interest income                           9,997          66,344       3,581,293
Interest expense                         (4,108)         (7,823)       (362,361)
                                   ------------    ------------    ------------
  Net loss                           (2,982,002)     (3,476,880)    (70,133,146)
  Preferred stock dividends            (464,624)       (792,725)     (6,788,310)
                                   ------------    ------------    ------------
  Net loss applicable to common
   stockholders                    $ (3,446,626)   $ (4,269,605)   $(76,921,456)
                                   ============    ============    ============
Basic and diluted
 net loss per share
 available to common
 stockholders                      $      (0.13)   $      (0.20)
Basic and diluted
 weighted average common
 shares outstanding                  27,176,773      21,179,037


            See accompanying condensed notes to financial statements.

                               DOR BIOPHARMA, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                           Three months
                                          Ended June 30,
                                       2003          2002

Revenue:
SBIR contract revenue              $      --      $      --

Expenses:
SBIR contract
 research and development                 --             --
Proprietary research
 and development                       748,767      1,105,188
General and
 administrative (includes
    $599,165 non-cash in
    stock comp. reversed in 2003)     (177,221)     1,301,493
Write-off of acquired in-process
  research and development                --             --
Severance Costs                           --             --
                                   -----------    -----------
Total operating expenses               571,546      2,406,681
                                   -----------    -----------
  Loss from operations                (571,546)    (2,406,681)

Equity gains/(losses)in
 joint ventures                                       854,177
Other income                             5,433           --
Interest income                          3,325         28,176
Interest expense                        (1,096)          (925)
                                   -----------    -----------
  Net loss                            (563,884)    (1,525,253)
  Preferred stock dividends           (233,596)      (398,552)
                                   -----------    -----------
  Net loss applicable to common
   stockholders                    $  (797,480)   $(1,923,806)
                                   ===========    ===========
Basic and diluted
 net loss per share
 available to common
 stockholders                      $     (0.03)   $     (0.09)
Basic and diluted
 weighted average common
 shares outstanding                 27,282,768     21,520,812


            see accompanying condensed notes to financial statements.

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Cumulative Period
                                                         Six Months            February 15, 1985
                                                       Ended June 30,           (Inception) to
                                                    2003            2002         June 30, 2003
                                                ------------    ------------   -----------------
OPERATING ACTIVITIES:
Net Loss: ....................................  $ (2,982,002)   $ (3,476,880)   $(70,133,146)
Adjustments to reconcile net loss in
cash used in operating activities:
  Depreciation and amortization ..............       164,340         149,257       2,072,941
Gain on the sale of market securities ........          --              --          (110,244)
  Non-cash stock compensation ................       880,414            --         1,998,970
  Non-cash stock payments to Vendors .........       130,000                         130,000
  Equity (gains)/losses in joint ventures ....          --          (767,234)     22,179,091
  Amortization of fair value of warrants .....          --              --         3,307,546
  Gain on sale of assets .....................        (5,433)           --            (9,963)
  Write off patent issuance costs ............          --              --           439,725
  Write off of acquired research
    and development ..........................          --              --        10,181,000
 Changes in operating assets and liabilities:
   Receivable from third party ...............          --             9,462            --
   Prepaid expenses ..........................        43,020         (40,131)        (57,291)
   Accounts payable and accrued expenses .....      (129,633)        239,941         513,531
   Accrued compensation ......................       (96,760)        255,827          27,720
   Due to joint ventures .....................          --          (695,857)     (1,635,466)
                                                ------------    ------------    ------------
Net cash used in operating activities ........    (1,996,054)     (4,325,615)    (31,095,586)
INVESTING ACTIVITIES:
Cash received in acquisition of CTD, net .....          --              --         1,392,108
Patent issuance cost .........................      (302,224)       (125,858)     (1,690,215)
Investment in joint ventures .................          --              --        (3,638,171)
Organizational costs incurred ................          --                              (135)
Purchases of leasehold improvements and
  equipment ..................................          --           (83,793)     (1,870,198)
Proceeds from assets sold ....................          --              --             4,790
Purchases of marketable securities ...........          --              --       (11,004,080)
Proceeds from sale of marketable
  securities .................................          --              --        11,114,324
                                                ------------    ------------    ------------
Net cash provided by (used in)
investing activities .........................      (302,224)       (212,651)     (5,691,577)

FINANCING ACTIVITIES:
 Net proceeds from issuance (costs incurred
   related to issuance) common stock .........      (114,626)           --        38,636,842
Proceeds from exercise of options ............       140,494            --           557,586
 Proceeds from borrowings under
   line of credit ............................          --            52,290       1,150,913
 Repayment of amounts under line of credit ...      (307,728)        (18,190)     (1,371,232)
Proceeds from refinancing of due to
   joint venture payable .....................          --              --              --
 Repayment of long-term note receivable ......          --              --            50,315
 Repayment of note payable issued in
   exchange for legal service ................          --                           (71,968)
 Purchase and retirement of common stock .....          --              --          (130,000)
 Purchase of common stock for
   treasury stock ............................          --              --          (468,267)
                                                ------------    ------------    ------------
Net cash provided by (used in)
  financing activities .......................      (281,860)         34,100      38,354,189
                                                ------------    ------------    ------------
Net increase (decrease) in cash and
  Cash equivalents ...........................    (2,580,138)     (4,504,166)      1,567,026
Cash and cash equivalents at beginning
  of period ..................................     4,147,164       9,942,053            --
                                                ------------    ------------    ------------
Cash and cash equivalents at end
  of period ..................................  $  1,567,026    $  5,437,887    $  1,567,026
                                                ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW:
  Cash paid for interest................        $      4,108    $      7,823
NON-CASH TRANSACTIONS
  Issuance of preferred stock
    Dividends in kind....................       $    464,624    $    792,725
  Issuance of note payable to
           Settle joint venture liabilities....                 $    579,742




               The accompanying notes are an integral part of the
                        consolidated financial statements

                               DOR BIOPHARMA, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


   These unaudited interim consolidated financial statements of DOR BioPharma, Inc. ( "we" or "us") were prepared under the rules and regulations for reporting on Form 10-QSB. Accordingly, we omitted some information and footnote disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our annual report on Form 10-KSB for the year ending December 31, 2002. It is our opinion that the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

NET LOSS PER SHARE

   Net loss per share is presented in the Consolidated Statements of Operations in accordance with SFAS No. 128 for the current and prior periods. We had a net loss for all periods presented, which resulted in diluted and basic earnings per share being the same for all of those periods presented. The potential impact of warrants and stock options outstanding was not included in the calculation because their inclusion would have been anti-dilutive.

STOCK BASED COMPENSATION

    We have stock-based employee compensation plans. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for our stock option plans.

    Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, our pro forma net loss and net loss per share would have been as follows:

SIX MONTHS ENDED JUNE 30,                                  2003           2002
Net loss applicable to common stockholders:
    as reported                                        $(3,446,626)   $(4,269,605)
Stock-based employee compensation
    expense determined under fair value based method      (460,714)       (31,692)

Stock-based compensation as reported                       880,414           --
                                                       -----------    -----------

Pro forma net loss                                     $(3,026,926)   $(4,301,297)
                                                       ===========    ===========
Net loss per share:
   as reported, basic and diluted                      $     (0.13)   $     (0.20)
   pro forma, basic and diluted                        $     (0.11)   $     (0.20)


The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 148% and 105% in 2003 and 2002, respectively, and average risk-free interest rates of 4.0% and 4.5% in 2003 and 2002, respectively. Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force
(EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees that vest over future periods is periodically remeasured over the vesting period.

We have also granted options to employees and directors that are conditional upon stockholder approval of an amendment to our 1995 omnibus option plan. Accordingly, a measurement date does not yet exist, and on a quarterly basis we record expense or reversal of expense based on the difference between the exercise price and the current market price. We will continue to record such expense until the amendment to the plan is approved.

SEVERANCE COSTS

  In June 2002, the Board of Directors authorized management to restructure the Company and implement a cost reduction program to reduce future operating costs and preserve the Company's existing working capital. As a result, we reduced headcount from 22 to 5 employees. The Company communicated all severance benefits to employees before June 30, 2002.

Severance charges recorded in the statement of operations during the year ended December 31, 2002 totaled $781,248, which was based on management's best estimate of probable costs to be incurred under severance agreements with the terminated employees. During the six months ended June 30, 2003, our total estimate was increased to $812,053 with the increase being recorded as an expense. As of June 30, 2003, severance payments of $784,333 have been made and $27,720 is currently recorded on our balance sheet as accrued compensation.

LICENSES AND PATENT COSTS

Patent costs, principally legal fees, are capitalized and, upon issuance of the patent, are amortized on a straight-line basis over the shorter of the estimated useful life of the patent or the regulatory life. Licenses of technology with alternative future use are capitalized and are amortized on a straight-line basis over the shorter of the estimated useful life or the regulatory life. Licenses of technology with no alternative future use are expensed as incurred. The useful lives of licenses and patent costs at June 30, 2003 ranged from 15 to 17 years.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-QSB, and the Company's audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-KSB for the year ended December 31, 2002. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe-harbor created by that Section. Forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" "plans" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, including those identified in Exhibit 99.1 "Risk Factors" filed with this Form 10-QSB, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the SEC. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

OVERVIEW:

    We are a pharmaceutical company specializing in the clinical development of drugs for niche indications. In addition we have a biodefense program focused on the development of vaccines against potential bioterror agents. Currently we are working on vaccines against Ricin Toxin and Botulinum Toxin. As part of this initiative we are developing a proprietary oral and nasal vaccine delivery technology called the Microvax(TM) system.

    Our lead pharmaceutical product is orBec(R), an oral locally acting steroid, that is currently in a pivotal Phase III clinical trial for the treatment of intestinal graft-vs.-host disease (GvHD), a life threatening complication of bone marrow transplantation. Also, using orBec(R), we are planning a Phase II program to extend the indications beyond GvHD into such areas as Crohn's Disease and irritable bowel syndrome. We have developed oral drug delivery systems, named LPM(TM), PLP(TM), and LPE(TM) systems, for the delivery of proteins and water insoluble drugs. We have preclinical animal data demonstrating the oral delivery of the drug leuprolide, an FDA approved injectable anticancer product. We also have preclinical animal data demonstrating the oral delivery of the drug Paclitaxel, an FDA approved injectable anticancer product.

PLAN OF OPERATION:

    Our business strategy is to (1) enhance the value of in-licensed technologies through research and development, specifically preclinical and clinical testing towards regulatory approval; (2) identify and, acquire rights to new therapeutic compounds; (3) market biodefense vaccine products directly to the U.S. and European military and governmental agencies and; (4) sell or out-license therapeutic products that have reached an advanced state of development or no longer meet our strategic criteria.

We have assembled an experienced management team that oversees the human clinical trials necessary to establish preliminary evidence of effectiveness and seeks partnerships with pharmaceutical and biotechnology companies for late-stage development and marketing of our product candidates. We supplement our management team through a network of consultants and contractors. By operating in this manner, we believe we can efficiently utilize our capital resources to advance our drug and vaccine products to market. We operate through various subsidiary companies: DOR Vaccines, Inc., which is the successor in interest to InnoVaccines Corporation, our former joint venture, and forms the basis of our biodefense business initiative; and Enteron Pharmaceuticals, Inc. and Oradel Systems, Inc., which together form the basis of our biotherapeutics initiative. Enteron is a subsidiary which holds the intellectual property relating to orBec(R). Oradel is a subsidiary which holds the intellectual property relating to the LPM(TM) drug delivery system. We plan to continue to develop our later stage product opportunities while seeking to manage our earlier stage product pipeline through collaborative licensing arrangements.

    We entered into Subscription Agreements dated as of July 18, 2003, to sell an aggregate of (i) 6,796,919 shares of our Common Stock and (ii) warrants exercisable for 6,796,919 shares of our Common Stock at an exercise price of $0.8756, to selected institutional and accredited investors. The net proceeds from this private placement will, upon satisfaction of all the requirements of the private placement, including stockholder approval of this private placement and of an amendment to our certificate of incorporation to increase the authorized shares of our common stock, be approximately $4,900,000. After the satisfaction of all the requirements of the private placement and the issuance of the shares of Common Stock, we would have 34,451,621 shares of Common Stock outstanding. The receipt of the net proceeds from this placement will bring us back into compliance with the minimum listing requirements of the AMEX. As more fully described in exhibit 99.1 (risk factors), however, our stock may not remain listed on the American Stock Exchange. The shares of Common Stock and warrants have been offered in transactions exempt from registration under the Securities Act of 1933 in reliance upon Rule 506 of Regulation D under Section 4(2) of the Securities Act, as transactions not involving a public offering. Each of the subscribers represented to us that it was an "accredited investor" under Rule 501(a) of Regulation D.

    In May 2003, we contracted to exclusively license, from Thomas Jefferson University, issued U.S. Patent No. 6,051,239 and corresponding international patent applications broadly claiming the oral administration of nontoxic modified botulinum toxins as vaccines. The intellectual property also includes patent applications covering the inhaled and nasal routes of delivery of the vaccine. Upon execution in May 2003 of the license agreement, we paid a license fee of $160,000, payable in $130,000 of our common stock and $30,000 in cash. We have also entered into a sponsored research agreement with Thomas Jefferson University for one year of sponsored research in exchange for $300,000, payable quarterly beginning in July 2003. We also intend to enter into a consulting agreement with Dr. Lance Simpson, the inventor of the botulinum toxin vaccine, for a period of three years under which Dr. Simpson would receive options to purchase 100,000 shares of our common stock, vesting over three years.

    In July 2003, we executed a worldwide exclusive license for patent applications with the University of Texas Southwestern Medical Center for the injectable rights to the ricin vaccine, for $200,000 of our common stock. Additionally we have an option agreement with the University of Texas Southwestern Medical Center for the exclusive rights to nasal, pulmonary and oral uses of a non-toxic ricin vaccine.

CRITICAL ACCOUNTING POLICIES:

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates and judgments. Currently, the most significant estimate or judgment that we make is whether or not to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in SFAS 2, "Accounting for Research and Development Costs". Based on this consideration, we capitalized all outside legal and filing costs incurred in the procurement and defense of patents, as well as amounts paid allowing us to license additional routs of administration through the Southern Research patents, and amounts paid to University of Texas Southwestern Medical Center allowing us the ability to license certain patents related to a vaccine protecting against ricin toxin.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    We are a development stage company and to date have not generated any material revenues from operating activities. Although our product portfolio includes a phase III drug that we believe may be attractive to potential pharmaceutical partners, we have no active discussions under way with any such potential partners.

    For the three months ended June 30 2003, we had a net loss of $563,884 which was a decrease of $961,369, or 63%, as compared to $1,525,253 for the same period in 2002. For the six month period ended June 30, 2003, had a net loss, of $2,982,002, which was a decrease of $494,878, or 14%, as compared to a net loss of $3,476,880 for the six months ended June 30, 2002. After giving effect to dividends on preferred stock, which are paid-in-kind in the form of additional shares of preferred stock, net loss available to common stockholders decreased $822,979 or 19%, to $3,446,626, or $0.13 per share, for the first six months of 2003 compared with $4,269,605, or $0.20 per share, for the prior year period.

   Research and development expenditures decreased $356,421, or 32%, to $748,767, for the three months ended June 30, 2003, compared with $1,105,188 for the corresponding period ended June 30, 2002. Research and development expenditures decreased $1,107,321, or 49%, to $1,136,668, for the six months ended June 30, 2003, compared with $2,243,989 for the corresponding period ended June 30, 2002. These decreases reflected our planned reduction of expenditures associated with earlier stage programs, which were the exclusive subject of research and development expenditures during the first half of 2002, offset in part by an increase in the cost and enrollment of phase III clinical trials of orBec(R) during the first half of 2003.

    General and administrative expenses decreased $1,478,714, or 136%, to $(177,221) for the first three months of 2003 as compared to $1,301,493 for the three months ended June 30, 2002. The credit balance was mainly caused by stock compensation expense reversed for our stock option plan that are variable until Stockholder approval of the amendment to our amended and restated stock option plan. General and administrative expenses decreased $332,702, or 16%, to $1,725,944 for the first six months of 2003 as compared to $2,058,646 for the six months ended June 30, 2002. These decreases were due primarily to the extensive cost cutting measures we implemented in 2002, including cutting headcount from nine administrative employees down to two. This cost reduction was partially offset by non-cash stock compensation of $(599,165) for the three months ended June 30, 2003 and $880,414 for the first six months of 2003. This expense resulted from non-cash expenses associated with options granted to employees, directors, and consultants that have not yet reached their record date, as described in the footnotes to the financial statements included in this quarterly report.

   Interest income for the three months ending June 30, 2003 was $3,325, a decrease of $24,851, or 88%, compared to $28,176 for the same period in 2002. Interest income for the six months ending June 30, 2003 was $9,997, a decrease of $56,347, or 85%, compared to $66,344 for the same period in 2002. These decreases were due to decreases in interest rates on investment instruments versus the prior year, as well as lower cash balances in 2003.

FINANCIAL CONDITION:

    On June 30, 2003, We had cash, cash equivalents and marketable securities of $1,567,026, compared to $4,147,164 at December 31,2002. Working capital was $725,841 at June 30, 2003, compared to $3,046,775 at December 31, 2002.

    For the first six months of 2003, we lowered our rate of cash expenditures, our cash burn rate, by $1,924,028, or 43%, to $2,580,138 compared to $4,504,166 for the same period in 2002. We had an operating loss of $2,982,002, of which $880,414 represented non-cash stock compensation. The overall reduction in our cash burn was attributable to a substantial reduction in payroll and operating expenses, coupled with the granting of options as opposed to cash to attract and retain qualified personnel.

    Based on our current cash burn rate, which we intend to maintain, our cash, cash equivalents and marketable securities of $1,567,026 at June 30, 2003 would not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. However, we expect to receive approximately $4.9 million in net proceeds from our July 2003 private placement, upon stockholder approval of an amendment to our certificate of incorporation and of the financing at our annual meeting scheduled for September 15, 2003. The financing is currently closed to subscriptions, and all proceeds are being held in escrow and will be released when the required stockholder approval is received. We believe that our current cash position as supplemented by the private placement funds will be sufficient to meet our anticipated cash needs for at least the next 18 months. However, within this period we may decide to seek additional capital in the private and/or public equity markets to support a higher level of growth, to respond to competitive pressures, to develop new products and services and to support new strategic partnership expenditures. After that 18 month period, if any cash generated from operations are insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. If we receive additional funds through the issuance of equity or equity-linked securities, stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. If we are unable to obtain additional financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities or respond to competitive pressures.

ITEM 4. CONTROLS AND PROCEDURES


    Our Chief Executive Officer and Controller (our principal executive officer and principal financial officer, respectively) have concluded, based on an evaluation of our disclosures controls and procedures performed by our management with participation of our Chief Executive Officer and Controller, that as of June 30, 2003 our disclosures, controls, and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we filed or submit by under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                         PART II. - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)            3.1       Amended and Restated By-Laws
               31.1      Certification of Chief Executive Officer pursuant to
                         Exchange Act rule 13(a)-14(a) (under Section 302 of the
                         Sarbanes-Oxley Act of 2002).
               31.2      Certification of Chief Executive Officer pursuant to
                         Exchange Act rule 13(a)-14(a) (under Section 302 of the
                         Sarbanes-Oxley Act of 2002).
               32.1      Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.
               32.2      Certification of Principal Financial Officer pursuant
                         to Section 906 of the Sarbanes-Oxley Act of 2002
               99.1      Risk Factors

--------------

REPORTS ON FORM 8-K:

We did not file any reports on Form 8-K during the second quarter of 2003.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DOR BIOPHARMA, INC.

August 14, 2003               /s/ Ralph M. Ellison
                              --------------------
                              Ralph M. Ellison
                              Chief Executive Officer and President

August 14, 2003               /s/ William D. Milling
                              ----------------------
                              William D. Milling
                              Controller
                              (principal financial and accounting officer)