Form 10KSB/A
period 2003-12-31
DOR BIOPHARMA INC
filed 2004-04-15
CIK 812796

As filed with the Securities and Exchange Commission on March 30, 2004

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1 to
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
Documents Incorporated by Reference

Pupose of Amendment

The purpose of this amendment on Form 10-KSB/A of DOR BioPharma, Inc. (the "Company") is to (a) provide a conformed signature on the report of the independent certified Public Accountants of Sweeney, Gates & Co. included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 (the "Form 10-KSB"), which signature was inadvertently omitted from the Form 10-KSB as filed by the Company with the SEC on March 30, 2004, and (b) to correct certain minor typographical errors contained in the financial statements included in the Form 10-KSB. Sweeney, Gates & Co. had provided the Company with a manually signed report of certified independent auditors prior to the filing of the Form 10-KSB, but due to a printing error, the conformed signature was not included in the Form 10-KSB as filed with the SEC.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)    The following financial statements and exhibits are filed as part of this report:

(1)    Financial Statements:

(i)      Report of Independent Certified Public Accountants.

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

\s\Sweeney, Gates & Co.

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

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
(a development stage company)
Consolidated Statements of Stockholders’ Equity

								(deficit)
			Common Stock		Series B and C Convertible			Accumulated
	Common Stock		to be Issued		Preferred Stock		Additional	During the	Other	Treasury Stock
							Paid-In	Development	Comprehensive			Unearned	Subscription
	Shares	Par Value	Shares	Stated Value	Shares	Stated Value	Capital	Stage	Income	Equity	Cost	Compensation	Receivable

Common stock issued for cash in February 1985 at $1.50 per share	667	$1	–	$–	–	$–	$999	$–	$–	–	$–	$–	$–
Common Stock issued for cash in October 1986 at $750.00 per share	666	1					499,999
Excess of fair market value over option price of nonqualified stock option granted in 1986	–	–	–	–	–	–	13,230	–	–	–	–	–	–
Common stock issued in May 1987 at $750.00 per share for legal services performed for the company	7	–	–	–	–	–	5,000	–	–	–	–	–	–
Net Proceeds from initial public stock offering in June 1987 at $6,000 per share, less insurance costs	333	–	–	–	–	–	1,627,833	–	–	–	–	–	–
Nonqualified stock options exercised in 1987	48	–	–	–	–	–	33,808	–	–	–	–	(28,188)	–
Amortization of unearned compensation in 1987	–	–	–	–	–	–	–	–	–	–	–	7,425	–
Excess of fair market value over option price of nonqualified stock options granted in 1987	–	–	–	–	–	–	75,063	–	–	–	–	–	–

Balance at December 31, 1987	1,721	$2.00	–	$–	–	$–	$2,255,932	$–	$–	–	$–	(20,763)	$–

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
(a development stage company)
Consolidated Statements of Stockholders’ Equity - Continued

								(deficit)
			Common Stock		Series B and C Convertible			Accumulated
	Common Stock		to be Issued		Preferred Stock		Additional	During the	Other	Treasury Stock
							Paid-In	Development	Comprehensive			Unearned	Subscription
	Shares	Par Value	Shares	Stated Value	Shares	Stated Value	Capital	Stage	Income	Equity	Cost	Compensation	Receivable

Nonqualified stock options exercised in 1988	18	$–	–	$–	–	$–	256	$–	$–	–	$–	$–	$–
Stock warrants exercised in 1988	1	–	–	–	–	–	12,000	–	–	–	–	–	–
Common stock redeemed and retired in 1988	(10)	–	–	–	–	–	(150)	–	–	–	–	–	–
Excess of fair market value over option price of nonqualified stock options granted in 1988	–	–	–	–	–	–	36,524	–	–	–	–	–	–
Amortization of unearned compensation in 1988	–	–	–	–	–	–	–	–	–	–	–	19,113	–
Nonqualified stock options exercised in 1989	71	–	–	–	–	–	1,060	–	–	–	–	–	–
Common stock redeemed and retired in 1989	(12)	–	–	–	–	–	(175)	–	–	–	–	–	–
Excess of fair market value over option price of nonqualified stock options granted in 1989	–	–	–	–	–	–	113,037	–	–	–	–	–	–
Net proceeds from secondary public stock offering in April 1989 at $525 per share, less issuance cost	2,174	2	–	–	–	–	980,178	–	–	–	–	–	–
Amortization of unearned compensation in 1989	–	–	–	–	–	–	–	–	–	–	–	1,650	–
Common stock issued for cash in October 1990 through January 1991 at $9.00 per share	5,694	6	–	–	–	–	51,244	–	–	–	–	–	–
Excess of fair market value over option price of nonqualified stock options granted in 1990	–	–	–	–	–	–	30,635	–	–	–	–	–	–

Balance at December 31, 1990	9,657	$10	–	$–	–	$–	$3,480,541	$–	$–	–	$–	$–	$–

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
(a development stage company)
Consolidated Statements of Stockholders’ Equity – (Continued)

								(deficit)
			Common Stock		Series B and C Convertible			Accumulated
	Common Stock		to be Issued		Preferred Stock		Additional	During the	Other	Treasury Stock
							Paid-In	Development	Comprehensive			Unearned	Subscription
	Shares	Par Value	Shares	Stated Value	Shares	Stated Value	Capital	Stage	Income	Equity	Cost	Compensation	Receivable

Common stock issued for cash in February 1991 through April 1991 at $9.00 per share	2,772	$3	–	$–	–	$–	$24,947	$–	$–	–	$–	$–	$–
Common stock issued for cash and services in November 1991 at $1.50 per share	15,333	15	–	–	–	–	22,985	–	–	–	–	–	–
Common stock issued for cash and note in December 1991 at $0.75 per share	296,949	297	–	–	–	–	200,018	–	–	–	–	–	(50,315)
Excess of fair market value over option price of nonqualified stock options granted in 1991	–	–	–	–	–	–	16,570	–	–	–	–	–	–
Nonqualified stock options exercised in 1991	1	–	–	–	–	–	1	–	–	–	–	–	–
Payments on note receivable in 1992	–	–	–	–	–	–	–	–	–	–	–	–	11,300
Net proceeds from secondary public stock offering in August 1992 at $112.50 per share, less issuance costs	66,666	66	–	–	–	–	6,230,985	–	–	–	–	–	–
Nonqualified stock options exercised in 1992	2,000	2	–	–	–	–	28	–	–	–	–	–	–
Excess of fair market value over option price of nonqualified stock options granted in 1993	–	–	–	–	–	–	126,000	–	–	–	–	(126,000)	–
Amortization of unearned compensation in 1993	–	–	–	–	–	–	–	–	–	–		40,750	–
Nonqualified stock options exercised in 1993	67	–	–	–	–	–	57	–	–	–	–	–	–
Collection of note receivable in 1993	–	–	–	–	–	–	–	–	–	–	–	–	39,015

Balance at December 31, 1993	393,445	$393	–	$–	–	$–	$10,102,132	$–	$–	–	$–	(85,250)	$–

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
(a development stage company)
Consolidated Statements of Stockholders’ Equity – Continued

									(deficit)
			Common Stock		Series B and C Convertible				Accumulated
	Common Stock		to be Issued		Preferred Stock		Additional	During the	Other	Treasury Stock
							Paid-In	Development	Comprehensive			Unearned	Subscription
	Shares	Par Value	Shares	Stated Value	Shares	Stated Value	Capital	Stage	Income	Equity	Cost	Compensation	Receivable

Acquisition of treasury stock in 1994	–	$–	–	$–	–	$–	$–	$–	$–	41,975	$(300,000)	$–	$–
Forfeiture of nonqualified stock options granted in 1994	–	–	–	–	–	–	(22,402)	–	–	–	–	22,402	–
Amortization of unearned compensation in 1994	–	–	–	–	–	–	–	–	–	–	–	49,348	–
Acquisition of treasury stock in 1995	–	–	–	–	–	–	–	–	–	76,667	(143,750)	–	–
Forfeiture of nonqualified stock options granted in 1995	–	–	–	–	–	–	(1,379)	–	–	–	–	1,379	–
Amortization of unearned compensation in 1995	–	–	–	–	–	–	–	–	–	–	–	12,121	–
Common stock issued at $0.975 per share in 1996	333,333	333	–	–	–	–	324,667	–	–	–	–	–	–
Common stock issued at $3.00 per share in 1996	333,333	333	–	–	–	–	999,667	–	–	–	–	–	–
Nonqualified stock options exercised in 1996	145,283	146	–	–	–	–	379,003	–	–	–	–	–	–
Warrants exercised at $1.20 per share in 1997	1,173	1	–	–	–	–	1,407	–	–	–	–	–	–
Proceeds on exercise of stock options in 1997	–	–	–	–	–	–	5,000	–	–	–	–	–	–
Warrants issued in 1997	–	–	–	–	–	–	5,407,546	–	–	–	–	–	–
Net proceeds for private placement at $2.3125 per share, less issuance cost in 1997	8,648,718	8,650	–	–	–	–	15,122,943	–	–	–	–	–	–

Balance at December 31, 1997	9,855,285	$9,856	–	$–	–	$–	$32,318,584	$–	$–	118,642	$(443,750)	$–	$–

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
(a development stage company)
Consolidated Statements of Stockholders’ Equity - Continued

								(deficit)
			Common Stock		Series B and C Convertible			Accumulated
	Common Stock		to be Issued		Preferred Stock		Additional	During the	Other	Treasury Stock
							Paid-In	Development	Comprehensive			Unearned	Subscription
	Shares	Par Value	Shares	Stated Value	Shares	Stated Value	Capital	Stage	Income	Equity	Cost	Compensation	Receivable

Net proceeds from issuance of common stock and warrants in January 1998	307,692	$308	–	$–	–	$–	$1,871,537	$–	$–	–	$–	$–	$–
Proceeds from exercise of stock options in 1998	25,000	25	–	–	–	–	61,725	–	–	–	–	–	–
Purchase and retirement of common stock in 1998	(133,335)	(134)	–	–	–	–	(129,866)	–	–	–	–	–	–
Net proceeds from issuance of Series B preferred stock at $100 per share in March 1998	–	–	–	–	80,100	8,010,000	–	–	–	–	–	–	–
Accrued preferred stock dividends in 1998	–	–	–	–	5,986	598,666	(713,187)	–	–	–	–	–	–
Proceeds from exercise of stock options in 1999	334	4	–	–	–	–	347	–	–	–	–	–	–
Common stock dividends issued in 1999	819,319	819	–	–	–	–	1,535,403	(1,536,222)	–	–	–	–	–
Accrued preferred stock dividends in 1999	–	–	–	–	6,887	688,634	(1,285,412)	–	–	–	–	–	–
Net proceeds from private placement at $4.725 per share, less issuance costs in 2000	1,809,520	1,810	–	–	–	–	7,772,738	–	–	–	–	–	–
Issuance of options issued in exchange for financial advisory services in 2000	–	–	–	–	–	–	87,373		–	–	–	(87,373	–
Issuance of options issued in exchange for consulting services in 2000	–	–	–	–	–	–	12,787	–	–	–	–	(12,787)	–
Amortization of unearned compensation in 2000	–	–	–	–	–	–	–	–	–	–	–	95,307	–
Proceeds from exercise of stock options in 2000	71,722	69	–	–	–	–	215,685	–	–	–	–	–	–
Noncash exercise of warrants in 2000	104,963	104	–	–	–	–	(104)	–	–	–	–	–	–
Accrued preferred stock dividends in 2000	–	–	–	–	7,437	743,700	(1,382,200)	–	–	–	–	–	–
Net loss from inception, February 15, 1985 to December 31, 2000	–	–	–	–	–	–	–	(47,553,888)	–	–	–	–	–
Unrealized gain on marketable securities in 2000	–	–	–	–	–	–	–	–	75	–	–	–	–

Balance at December 31, 2000	12,860,500	$12,861	–	$–	100,410	$10,041,000	$40,365,410	$(49,090,110)	$75	118,642	$(443,750)	$(4,853)	$–

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
(a development stage company)
Consolidated Statements of Stockholders’ Equity - Continued

								(deficit)
			Common Stock		Series B and C Convertible			Accumulated
	Common Stock		to be Issued		Preferred Stock		Additional	During the	Other	Treasury Stock
							Paid-In	Development	Comprehensive			Unearned	Subscription
	Shares	Par Value	Shares	Stated Value	Shares	Stated Value	Capital	Stage	Income	Equity	Cost	Compensation	Receivable

Issuance of common stock for the acquisition of CTD	8,083,884	$8,084	1,350,000	$1,687,500	–	$–	$10,100,771	$–	$–	–	$–	$–	$–
Additional costs related to 2000 private placement	–	–	–	–	–	–	(21,871)	–	–	–	–	–	–
Issuance of options issued in exchange for advisory services and consulting fees	–	–	–	–	–	–	25,552	–	–	–	–	(25,552)	–
Amortization of unearned compensation	–	–	–	–	–	–	–	–	–	–	–	30,405	–
Accrued preferred stock dividends	–	–	–	–	8,033	803,280	(1,486,501)	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	(14,631,175)	–	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–	–	–	–	–	(75)	–	–	–	–

Balance at December 31, 2001	20,944,384	20,945	1,350,000	1,687,500	108,443	10,844,280	48,983,361	(63,721,285)	–	118,642	(443,750)	–	–
Issuance of common stock, net	3,593,569	3,593	–	–	–	–	1,220,476	–	–	–	–	–	–
Issuance of options issued in exchange for advisory services and consulting fees	–	–	–	–	–	–	368,836	–	–	–	–	(368,836)	–
Amortization of unearned compensation	–	–	–	–	–	–	–	–	–	–	–	318,688	–
Accrued preferred stock dividends	–	–	–	–	8,675	867,542	(1,456,385)	–	–	–	–	–	–
Conversion of redeemable preferred stock to common stock	1,245,187	1,245	–	–	–	–	10,936,331	–	–	–	–	–	–
Issuance of restricted stock for consulting services	–	–	37,000	13,690	–	–	–	–	–	–	–	–	–
Acquisition of treasury stock	–	–	–	–	–	–	–	–	–	53,700	(24,517)	–	–
Release of shares to be issued	1,011,502	1,012	(1,011,502)	(1,264,378)	–	–	1,263,366	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	(4,966,081)	–	–	–	–	–

Balance at December 31, 2002	26,794,642	26,795	375,498	436,812	117,118	11,711,822	61,315,985	(68,687,366	–	172,342	(468,267)	(50,148)	–
Issuance of Common Stock, from private placement	6,796,912	6,797	–	–	–	–	4,718,038	–	–	–	–	–	–
Issuance of Common Stock other	40,974	41	–	–	–	–	–	–	–	–	–	–	–
Issuance of options issued in exchange for Technology Licenses	391,305	391	–	–	–	–	329,689	–	–	–	–	–	–
Amortization of unearned compensation	–	–	–	–	–	–		–	–	–	–	50,148	–
Issuance of shares from Options/Warrants	494,434	494	–	–	–	–	187,224	–	–	–	–	–	–
Accrued preferred stock dividends	–	–	–	–	9,370	936,946	(936,946)	–	–	–	–	–	–
Release of shares to be issued	375,498	376	(375,498)	(436,812)	–	–	436, 436	–	–	–	–	–	–
Non-cash stock Compensation	–	–	–	–	–	–	954,850	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	(5,288,531	–	–	–	–	–

Balance at December 31, 2003	34,893,765	$34,894	–	$–	126,488	$12,648,768	$67,005,276	$(73,975,897)	$–	172,342	$(468,267)	$–	$–

The accompanying notes are an integral part of these financial statements
F-9

DOR BioPharma, Inc.
(a development stage comapan)
Consolidated Statement of Cash Flows

	Year ended December 31,		Cumulative Period February 15, 1985 (Inception) to December 31,
	2003	2002	2003

Operating activities:
Net loss	$(5,288,531)	$(4,966,081)	$(72,439,676)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	226,140	345,495	2,134,741
Gain on sale of marketable securities	–	–	(110,244)
Noncash stock compensation	1,004,998	332,378	2,123,554
Equity in (earnings) losses of joint ventures		(868,859)	22,179,091
Amortization of fair value of warrants	–	–	3,307,546
Gain on sale of assets	26,389	–	21,859
Write-off patent issuance cost	59,340	–	499,065
Write-off of acquired research and development	–	–	10,181,000

Change in operating assets and liabilities:
Receivables	(20,954)		(20,954)
Receivable from related party	–	44,447	–
Prepaid expenses	(51,511)	(54,392)	(151,822)
Accounts payable and accrued expenses	(78,897)	(158,067)	564,269
Accrued compensation	(95,480)	(81,489)	29,000
Due to joint ventures	–	(594,232)	(1,635,466)

Total adjustments	1,070,025	(1,034,719)	39,121,639

Net cash used in operating activities	(4,218,506)	(6,000,800)	(33,318,037)

Investing activities:
Cash received in acquisition of CTD, net	–	–	1,392,108
Patent issuance costs	(438,845)	(593,931)	(1,827,272)
Investment in joint ventures	–	–	(3,638,171)
Organizational costs incurred	–	–	(135)
Purchases of leasehold improvements and equipment	(17,854)	(83,089)	(1,888,052)
Proceeds from assets sold	103,407	–	108,237
Purchases of marketable securities	–	–	(11,004,080)
Proceeds from sale of marketable securities	–	–	11,114,324

Net cash provided by (used in) investing activities	(353,292)	(677,020)	(5,743,041)
The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
(a development stage company)
Consolidated Statement of Cash Flows - Continued

	Year ended December 31,		Cumulative Period February 15, 1985 (Inception) to December 31,
	2003	2002	2003

Financing activities:
Net proceeds from issuance (costs incurred related to issuance) of common stock	$4,724,849	$974,069	$43,477,317
Proceeds from exercise of options	187,224	–	604,711
Proceeds from borrowings under line of credit	–	–	1,150,913
Repayment of amounts due under line of credit, notes payable and capital lease obligations	(369,900)	(66,621)	(1,434,404)
Repayment of long-term receivable	–	–	50,315
Repayment of note payable issued in exchange for legal services	–	–	(71,968)
Purchase and retirement of common stock	–	–	(130,000)
Purchase of common stock for treasury	–	(24,517)	(468,267)

Net cash provided by (used in) financing activities	4,542,173	882,931	43,178,617

Net increase (decrease) in cash and cash equivalents	(29,625)	(5,794,889)	4,117,539
Cash and cash equivalents at beginning of period	4,147,164	9,942,053	–

Cash and cash equivalents at end of year	$4,117,539	$4,147,164	$4,117,539

Supplemental disclosure of cash flow:
Cash paid for interest	$5,330	$9,103
Non-cash transactions:
Non-cash stock option expense	$1,004,998	–
Issuance of preferred stock dividends in kind	936,945	$1,456,385
Issuance of note payable for joint venture termination	–	$579,742
Issuance of common stock for patent rights	$320,000	$250,000
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

2. Development Stage Enterprise

The Company’s activities to date principally have been raising capital and conducting research and development in conjunction with developing new products. Consequently, as shown in the accompanying financial statements, the Company has not realized substantial revenue and has a deficit accumulated during the development stage for the period from inception, February 15, 1985 through December 31, 2003 of $73,975,897. The Company will continue to be a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," until it begins sales of its anticipated products.

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

The Company recorded impairment of licenses and patents of $59,340 for the year ended December 31, 2003.

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

	Year ended December 31,
	2003	2002

Net loss applicable to common stockholders:
As reported	$(6,225,476)	$(6,422,466)
Add stock-based employee compensation expense related to stock options determined under fair value method	(1,919,282)	(577,326)
Deduct amounts charged to expense	645,850	--

Pro forma net income available to common stock holders	$(7,498,908)	$(6,999,792)

Net loss per share:
As reported, basic and diluted	$(0.21)	$(0.29)
Pro forma, basic and diluted	$(0.25)	$(0.31)

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

4. Investment in Joint Ventures and Preferred Stock

In 1998, the Company formed two joint ventures with Élan International Services, Ltd. (Élan) as follows:

InnoVaccines Corporation

InnoVaccines was established in January 1998 pursuant to agreements between the Company and Élan. The Company issued to Élan 307,692 shares of common stock and a six-year warrant to purchase an additional 230,770 shares of common stock at an exercise price of $10.00 per share for an aggregate value of $2.0 million. In addition, Élan purchased $8.0 million of DOR Series B convertible preferred stock, which is convertible into common stock at a price of $5.11 per share, subject to adjustment, with automatic conversion at such point that the common stock trades at over 100,000 shares per day at a closing price of at least $9.75 per share for 20 out of 30 consecutive trading days. The Series B convertible preferred stock pays an 8% annual in-kind dividend, which was valued at $936,946 and $867,542 in 2003 and 2002, respectively.  The company issued 9,349 and 8,675 shares respectively.

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

5. Equipment

Office and lab equipment is stated at cost. Depreciation is computed on a straight-line basis over five years. Leasehold improvements are depreciated utilizing the straight-line method over the term of the lease. Depreciation expense was $90,185 and $186,387 for the periods ended December 31, 2003 and 2002, respectively. Leasehold improvements and equipment consisted of the following at December 31:

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

6. Intangible Assets (Continued)

The following is a summary of License and Patent Assets:

Year	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net

December 31, 2002	10.62 years	$1,517,592	$193,810	$1,323,782
December 31, 2003	11.85 years	$2,281,267	$ 384,333	$1,896,934

Based on the balance of License and Patent assets at December 31, 2003, the annual amortization expense for each of the succeeding five years is to be as follows:

Year	Amortization Amount
2004	$254,802
2005	134,791
2006	134,791
2007	134,791
2008	134,791

  Long-Term Debt

Long-term debt was as follows:

	December 31,
	2003	2002

Note payable to Elan (see Note 4)	$347,845	$579,742
Note payable to a bank	11,222	150,225

	359,067	729,967
Less current portion	359,067	382,122

	$--	$347,845

The note payable to a bank has a final payment on January 15, 2004. The note bears interest at prime less .25% (4.0%) and borrowings are secured by a short-term certificate of deposit which is included in cash and cash equivalents.

8. Stockholders’ Equity

Private Placements

In September 2003, the Company sold an aggregate of 6,796,919 shares of common stock in a private placement. Gross proceeds were $5,410,348 (net after commissions and expenses was $4,711,189). Commissions of approximately $100,000 were paid to related parties who were agents for the private placement.

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

In December 2002, the Company sold an aggregate of 3,093,569 shares of common stock in a private placement. Gross proceeds were $1,082,750 (net after commission was $973,569). Commissions of approximately $53,000 were paid to related parties who were agents for the private placement. Several directors and officers of the Company were investors in the private placement. Investors in the December 2002 private placement also received warrants for the purchase of 1,546,789 shares of DOR common stock. The warrants issued to these investors are immediately exercisable at $.75 per share and expire December 31, 2007. Also, as part of the compensation received for its assistance in the private placement, the placement agents/dealers received warrants to purchase an aggregate 463,073 shares of DOR common stock. These warrants are immediately exercisable at $.35 – $.75 per share and expire December 31, 2007. The Company has the right to call the warrants if the closing bid price of DOR’s common stock equals or exceeds $3.00 per share for at least 10 consecutive days.

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

Stock Compensation to Non-employees

During 2003, the Company issued at market 6,674 shares of common stock to settle a dispute with their former placement agent, Atlas Capital.

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
DOR BIOPHARMA, INC.
By: /s/ Ralph M. Ellison Ralph M. Ellison, Chief Executive Officer and President

Date:    April 15, 2004
In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on April 15, 2004.
Signature	Title

/s/ Ralph M. Ellison Ralph M. Ellison	Chief Executive Officer, President and Director (principal executive officer)

/s/ William D. Milling William D. Milling	Controller, Treasurer and Corporate Secretary (principal financial and accounting officer)