Form 10QSB
period 2005-03-31
DOR BIOPHARMA INC
filed 2005-05-16
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No. 1-14778

DOR BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE		41-1505029
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1691 Michigan Ave., Suite 435 Miami, FL		33139
(Address of principal executive offices)		(Zip Code)
(305) 534-3383
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 9, 2005, 50,612,504 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOR BioPharma, Inc.
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$4,534,627	$2,332,190
Accounts receivable	60,397	742,987
Prepaid expenses	94,279	59,604
Total current assets	4,689,303	3,134,781

Office and laboratory equipment, net	47,309	50,480
Intangible assets, net	2,002,763	1,882,454
Total assets	$6,739,375	$5,067,715
Liabilities and shareholders’ equity Current liabilities:
Accounts payable	$1,258,059	$1,668,958
Accrued royalties	-	100,000
Accrued compensation and other expenses	146,349	199,226
Notes payable	115,948	115,948
Total current liabilities	1,520,356	2,084,132
Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 4,600,000
shares; none issued and outstanding	-	-
Common stock, $.001 par value. Authorized 100,000,000
shares; 50,612,504 and 42,418,404 issued and
outstanding, respectively	50,612	42,218
Additional paid-in capital	86,472,888	83,216,533
Accumulated deficit	(80,876,784)	(79,847,471)
	5,646,716	3,411,280
Less treasury stock (120,642 shares)	(427,697)	(427,697)

Total shareholders’ equity	5,219,019	2,983,583
Total liabilities and shareholders’ equity	$6,739,375	$5,067,715

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the years ended March 31,

	2005		2004
		(Unaudited)

Revenues:		$113,540		$66,095
Cost of revenues		(90,213)		(59,486)
Gross profit		23,327		6,609

Operating expenses:
Research and development		729,985		702,677
General and administrative		341,935		478,578
Total operating expenses		1,071,920		1,181,255

Loss from operations		(1,048,593)		(1,174,646)

Other incomes (expense):
Interest income		21,596		17,277
Interest expense		(2,318)		(8,272)
Total other income (expense)		19,278		9,005

Net loss		(1,029,315)		(1,165,641)

Preferred stock dividends		-		(503,195)

Net loss applicable to common shareholders		$(1,029,315)		$(1,668,836)

Basic and diluted net loss per share applicable to common shareholders	$	(0.02)	$	(0.05)

Basic and diluted weighted average common shares outstanding		46,974,194		36,796,223

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Cash Flows
For the years ending March 31,
	2005	2004
	(Unaudited)
Operating activities:
Net loss	$(1,029,315)	$(1,165,641)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	65,517	137,738
Non-cash stock option compensation	(284,855)	-
Change in operating assets and liabilities:
Accounts receivable	682,590	(66,096)
Prepaid expenses	(34,676)	90,152
Accounts payable	(563,776)	(120,402)
Total adjustments	(135,200)	41,392
Net cash used by operating activities	(1,164,515)	(1,124,249)

Investing activities:
Intangible assets	(182,349)	(128,750)
Purchases of equipment	(2,856)	(1,245)
Net cash used by investing activities	(185,205)	(129,995)

Financing activities:
Net proceeds from issuance of common stock	3,552,157	3,045,500
Proceeds from exercise of options	-	61,972
Repayments of amounts due under line of credit, notes payable and capital lease obligations	-	(11,222)
Net cash provided by financing activities	3,552,157	3,096,250

Net increase in cash and cash equivalents	2,202,437	1,842,006
Cash and cash equivalents at beginning of period	2,332,190	4,117,540
Cash and cash equivalents at end of period	$4,534,627	$5,959,546

Supplemental disclosure of cash flow:
Cash paid for interest	$-	$3,383
Non-cash transactions:
Non-cash stock options expense	$-	$467,183
Issuance of preferred stock dividend in kind	$-	$503,195
Issuance of common stock for intangible assets	$-	$32,778
Options for increase in subsidiary ownership	$-	$88,740

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Notes to Consolidated Financial Statements

These unaudited interim consolidated financial statements of DOR BioPharma, Inc. (“we” or “us”) were prepared under the rules and regulations for reporting on Form 10-QSB. Accordingly, we omitted some information and note disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with our audited consolidated financial statements and their notes included in our annual report on Form 10-KSB for the year ended December 31, 2004. In our opinion, the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

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

We have potential common stock equivalents related to our outstanding stock options. These potential common stock equivalents were not included in diluted loss per share because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computations are the same for each of the periods presented. There were options to purchase approximately 12.2 million and 7.5 million shares of our common stock outstanding at March 31, 2005, and 2004, respectively.

Had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans based on the provisions of SFAS No. 123, our pro forma net loss and net loss per share would have been as follows for the three months ended:

March 31,
	2005	2004
Net Loss applicable to common shareholders
As reported	$(1,029,315)	$(1,668,836)
Add stock-based employee compensation expense related to stock options determined under fair value method	(91,197)	-
Add amounts charged to recovery of expense	(284,855)	(575,817)
Pro forma net loss according to SFAS 123	$ (1,405,367)	$ (2,244,653)
Net loss per share:
As reported, basic and diluted	$ (0.02)	$ (0.05)
Pro forma, basic and diluted	$ (0.03)	$ (0.06)

The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.49 and $0.49 for 2005 and 2004, respectively.

The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 128% and 129% in 2005 and 2004, respectively and average risk-free interest rates in 2005 and 2004 of 3.6% and 3.5%, respectively.

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

INTANGIBLE ASSETS

Patent costs, principally legal fees, are capitalized and, upon issuance of the patent, are amortized on a straight-line basis over the shorter of the estimated useful life of the patent or the regulatory life. Licenses of technology with alternative future use are capitalized and are amortized on a straight-line basis over the shorter of the estimated useful life or the regulatory life. Licenses of technology with no alternative future use are expensed as incurred. The useful lives of our patent and license costs at March 31, 2005 ranged from 11 to 16 years. The following is a summary of patent and license assets:

	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2005	10.7	$ 2,792,368	$ 789,605	$ 2,002,763
December 31, 2004	10.6	$ 2,611,195	$ 728,741	$ 1,882,454

Amortization expense was $62,040 for the three months ended March 31, 2005.

Based on the balance of the intangibles at March 31, 2005, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Amount
2005	$ 193,000
2006	173,000
2007	173,000
2008	173,000
2009	173,000

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

NOTES PAYABLE

Notes payable were as follows:
March 31, 2005		December 31, 2004

Note payable to pharmaceutical company	$ 115,948	$ 115,948

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

BUSINESS SEGMENTS

The Company had two active segments for the three months ended March 31, 2005 and 2004: BioDefense and BioTherapeutics. Summary data for the three months ended:

	March 31,
	2005	2004
Net Revenues
BioDefense	$ 113,540	$ 66,095
BioTherapeutics	-	-
Total	$ 113,540	$ 66,095

Loss from Operations
BioDefense	$(315,708)	$(246,784)
BioTherapeutics	(285,754)	(364,893)
Corporate	(447,131)	(562,969)
Total	$(1,048,593)	$(1,174,646)

Amortization and
Depreciation Expense
BioDefense	$ 31,792	$ 32,138
BioTherapeutics	30,712	102,650
Corporate	3,013	2,950
Total	$ 65,517	$ 137,738

	March 31, 2005	December 31, 2004
Identifiable Assets
BioDefense	$ 1,649,587	$ 2,192,097
BioTherapeutics	443,573	230,048
Corporate	4,646,215	2,645,570
Total	$ 6,739,375	$ 5,067,715

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-QSB, and the our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe-harbor created by that Section. Forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, including those identified in Exhibit 99.1 “Risk Factors” filed with this Form 10-QSB, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-QSB with the SEC or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview and Strategy

We are a biopharmaceutical company focused on the development of biodefense vaccines and oral therapeutic products intended for areas of unmet medical need. Our business strategy is to (a) prepare the submission of a New Drug Application for orBec® with the U.S. Food and Drug Administration for the treatment of acute Graft-versus-Host Disease with gastrointestinal involvement; (b) evaluate and possibly initiate additional clinical trials to explore the effectiveness of oral BDP (orBec®) in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract; (c) consider prophylactic use studies of orBec®; (d) identify a marketing and sales partner for orBec® in the U.S. and abroad; (e) secure government funding for each of our biodefense programs through grants and procurement contracts; (f) convert the biodefense vaccine programs from early stage development to advanced development and manufacturing; (g) transition the biodefense vaccine development programs from academic institutions into commercial manufacturing facilities with the goal of soliciting government contracts; (h) identify the development candidates for botulinum therapeutic screening program; and (i) acquire or in-license new clinical-stage compounds for development.

orBec®

In order to accomplish our goal of a New Drug Application for orBec® in 2005, we are implementing a number of strategies aimed at improving our FDA approval prospects. We have assembled an experienced team of employees and contractors who are currently working on all aspects of the New Drug Application preparation, including data management, data analysis, and biostatistics medical writing. Manufacturing of the requisite batches of drug product (registration batches) is ongoing and these batches are currently undergoing stability testing.

We have had strategic discussions with a number of pharmaceutical companies regarding the partnering or sale of orBec®. It is our intent to seek a marketing partner in the U.S. and abroad in anticipation of commercialization of orBec®. We also intend to seek a partner for the other potential indications of orBec®.

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

BT-VACC™

The botulinum vaccine program has made important strides in the last year and we have identified a lead antigen against one serotype (serotype A) of botulinum toxin. We are in the process of validating the data and creating a multivalent botulinum vaccine through a CRADA (Cooperative Research and Development Agreement) with the U.S. Army and Thomas Jefferson University. To date much of the work at Thomas Jefferson University has been funded by us, and we plan to continue to fund the development of additional antigens against other serotypes of botulinum toxin. In addition, we have applied for and intend to continue to apply for research grants from the U.S. government to fund the transition of the manufacturing of the lead antigen from the academic center to commercial facilities. The goal of our biodefense program is to supply the United States government with qualified countermeasures that will protect its citizens against ricin toxin and botulinum toxin exposure.

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

Material Changes in Results of Operations

We are a research and development company. For the three months ended March 31, 2005 we had grant revenue of $113,540 as compared to $66,095 in the three months ended March 31, 2004. We also incurred expenses related to that revenue in 2005 and 2004 of $90,213 and $59,486, respectively. The 2005 revenue and associated expense was due to a National Institute of Health (NIH) Grant we received in September 2004 and the 2004 revenue and associated expense was due to a Small Business Innovation Research (SBIR) grant we received in September 2003 both for further research associated with our ricin vaccine. The total amount of NIH grant is $5,173,298 and the SBIR grant was $149,912.

For the three months ended March 31, 2005, we had a net loss applicable to common stockholders of $1,029,315 as compared to a $1,668,836 net loss applicable to common stockholders for the three months ended March 31, 2004, a decrease of $639,521, or 38%. Net loss applicable to common stockholders included the impact of preferred stock dividends, which was zero in 2005, as compared to $503,195 in 2004. The decrease in preferred stock dividends was due to the conversion of all outstanding Series C preferred stock to 1.25 million shares of common stock in March 2004.

Research and development spending increased $27,308, or 4%, to $729,985, for the three months ended March 31, 2005 as compared to $702,677 for the corresponding period ended March 31, 2004. This increase was a result of an increase in expenses related to our ricin and botulinum programs.

General and administrative expenses decreased $136,643, or 29%, to $341,935 for the three months ended March 31, 2005, as compared to $478,578 for the corresponding period ended March 31, 2004. This decrease is attributed to a recovery of stock option expense for the variable accounting treatment of options for employees under the stock option plan this recovery was $284,855. Netting out this difference, overall there was an increase which is in part attributed to increased legal costs for the financing completed and costs associated with program management and corporate governance. In addition, there are more administrative personnel than in the first three months of 2004.

Interest and other income for the three months ended March 31, 2005 was $21,596 as compared to $17,277 for the three months ended March 31, 2004, an increase of $4,319 or 25%. This increase was primarily due to the increase in number of days of available cash balances to earn interest from the completed financing in February 8, 2005 compared to 2004, completed financing in March 12, 2004.

Interest expense for the three months ended March 31, 2005 was $2,318 as compared to $8,272 for the three months ended March 31, 2004, a decrease of $5,954 or 72%. The decrease was due to a reduction in accrued interest expense related to the decrease in the balance payable of our note payable.

FINANCIAL CONDITION:

As of March 31, 2005, we had cash and cash equivalents of $4,534,627 as compared to $2,332,190 as of December 31, 2004 and working capital of $3,168,947 as compared to $1,050,649 as of December 31, 2004. For the three months ended March 31, 2005, our cash used in operating activities was approximately $1.3 million, versus approximately $1.2 million for the three months ended March 31, 2004.

We expect our research and development expenditures for 2005, under existing product development agreements and license agreements pursuant to letters of intent and option agreements, to approximate $2.9 million. We anticipate grant revenues to offset manufacturing and research expenditures for the development of our ricin vaccine in the amount of approximately $2.5 million, pending completion of certain milestones.

As of March 31, 2005, we had a note due of $115,948, which represents the remaining amount payable to a pharmaceutical company in connection with our joint ventures in which we were required to make payments of $231,897 in June 2004 and $115,948 in December 2004. As of the date of this report we have not made the final payment. The note is in default.

The following summarizes our contractual obligations at March 31, 2005, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Year 2005	Year 2006	Year 2007
Non-cancelable obligations (1)	$ 66,914	$ 52,628	-
Debt (2)	115,948	-	-
TOTALS	$ 182,862	$ 52,628	$ -

(1) 3 year lease on corporate office entered into in 2003 and expiring in 2006

(2) Debt consists of payment due to Élan as part of the dissolution of previous joint ventures

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

In February 2005, we further supplemented our cash position by the issuance and sale of 8,396,100 shares of our common stock at $0.45 per share in a private placement to institutional investors. Such investors also received warrants to purchase an aggregate of 6,297,075 shares of our common stock at an exercise price of $0.505 per share. Our proceeds after related expenses and closing costs, were approximately $3.5 million. Based on our current rate of cash outflows, we believe that our cash of $4,534,627 at March 31, 2005 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the end of 2005. However, within the next six to twelve months we will be required to secure cash in order to secure the required cash flow for the next 12 months and avoid  going concern considerations. We anticipate that within this 12 month period it is possible that in order to raise the required capital, we will seek additional capital in the private and/or public equity markets to support our operations, to respond to competitive pressures, to develop new products and services and to support new strategic partnership expenditures. It is also possible that we receive capital pursuant to one or more corporate partnerships relating to orBec®. If we receive additional funds through the issuance of equity or equity-linked securities, stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. The terms of any debt financing may contain restrictive covenants which limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms or at all. If we are unable to obtain such financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities, respond to competitive pressures or continue our operations.

ITEM 3 -_CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION.

ITEM 4 - EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2 Certification of Principal Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1  Risk Factors
______________

Reports on Form 8-K:

We filed a Current Report on Form 8-K on March 14, 2005 announcing the press release issued for the results of operations for the fourth quarter 2004.

We filed a Current Report on Form 8-K on February 9, 2005 announcing the completed issuance and sale of 8,396,100 shares of common stock at $0.45 and that the investors also received warrants to purchase an aggregate of 6,297,075 shares of common stock at $.505.

We filed a Current Report on Form 8-K on February 3, 2005 announcing that we had entered into a Securities Purchase Agreement for the sale of 8,396,100 shares of common stock at $0.45 and that the investors also received warrants to purchase an aggregate of 6,297,075 shares of common stock at $.505.

We filed a Current Report on Form 8-K on January 25, 2005 announcing the acceptance of the compliance plan by the American Stock Exchange and the extension to gain compliance until July 12, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DOR BIOPHARMA, INC.

                        May 16, 2005 by /s/  Michael T. Sember
                               Michael T. Sember
                               President and Interim Chief Executive Officer

                        May 16, 2005 by /s/  Evan Myrianthopoulos
                Evan Myrianthopoulos
                               Chief Financial Officer