Form 10KSB
period 2005-12-31
DOR BIOPHARMA INC
filed 2006-04-03
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2005

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission File No. 1-14778

DOR BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE		41-1505029
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1691 Michigan Ave., Suite 435 Miami Beach, FL		33139
(Address of principal executive offices		(Zip Code)
(305) 534-3383
(Issuer’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class of Securities to be Registered		Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share		American Stock Exchange
Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $3,075,736

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17,400,000, (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the American Stock Exchange on March 28, 2006.

At March 28, 2006, 52,070,147 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Table of Contents

Item	Description	Page

Part I
1.	Description of Business.	3
	Risk Factors	14
2.	Description of Property.	23
3.	Legal Proceedings.	23
4.	Submission of Matters to a Vote of Security Holders.	23
Part II
5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.	24
6.	Management’s Discussion and Analysis or Plan of Operation.	25
	Critical Accounting Policies	26
	Material Changes in Results of Operations	26
	Financial Conditions	27
7.	Financial Statements.	28
8.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.	29
8A.	Controls and Procedures.	29
8B.	Other Information.	40
Part III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.	30
10.	Executive Compensation.	35
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	40
12.	Certain Relationships and Related Transactions.	42
13.	Exhibits.	43
14.	Principal Accountant Fees and Services.	46

	Consolidated Financial Statements	47
	Report of Independent Registered Public Accounting Firm	48

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

A. Overview

We are a biopharmaceutical company focused on the development of biodefense vaccines and oral therapeutic products intended for areas of unmet medical need. Our business strategy is to (a) prepare the submission of a New Drug Application, (“NDA”) for orBec® with the U.S. Food and Drug Administration, (“FDA”) for the treatment of intestinal Graft-versus-Host Disease, “iGVHD” as well as to prepare submission of a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicine Agency (“EMEA”); (b) consider prophylactic use studies of orBec® for the prevention of iGVHD; (c) evaluate and possibly initiate additional clinical trials to explore the effectiveness of oral BDP (orBec®) in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract; (d) identify a marketing and sales partner for orBec® for territories outside of the U.S., and potentially inside the U.S.; (e) secure government funding for each of our biodefense programs through grants, contracts, and procurements; (f) convert the biodefense vaccine programs from early stage development to advanced development and manufacturing; (g) transition the biodefense vaccine development programs from academic institutions into commercial manufacturing facilities with the goal of soliciting government contracts; (h) identify the development candidates for botulinum therapeutic screening program; (i) reinitiate development of our other biotherapeutics products namely OraprineTM, LPMTM-Leuprolide, and LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs as when resources permit; and (j) acquire or in-license new clinical-stage compounds for development. We were incorporated in 1987. We maintain two active segments; BioTherapeutics and BioDefense.

BioTherapeutics Overview

Through our BioTherapeutics Division, we are in the process of developing oral therapeutic products to treat unmet medical needs. Our therapeutic product, orBec® (oral beclomethasone dipropionate), has completed a randomized, multi-center, double-blinded, placebo-controlled pivotal Phase III clinical trial for the treatment of acute intestinal graft-vs-host disease (iGVHD), a form of serious and life-threatening gastrointestinal inflammation associated with allogeneic bone marrow or stem cell transplant therapy. orBec® demonstrated a statistically significant reduction in mortality during the prospectively defined Day 200 post-transplant period and positive trends on it’s primary endpoint. While orBec® did not achieve statistical significance in its primary endpoint of time to treatment failure at Day 50 (p-value 0.1177), orBec® did achieve a 70% reduction in mortality compared to placebo (p-value 0.011). orBec® is a highly potent, topically-active glucocorticoid. orBec® has previously been granted Fast Track Designation and received Orphan Drug Designation by the Food and Drug Administration (FDA) for the treatment of iGVHD. Our business strategy is to (a) prepare the submission of a New Drug Application, (“NDA”) for orBec® with the U.S. Food and Drug Administration, (“FDA”) for the treatment of intestinal Graft-versus-Host Disease, “iGVHD” as well as to prepare submission of a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicine Agency (“EMEA”); (b) consider prophylactic use studies of orBec® for the prevention of iGVHD; (c) evaluate and possibly initiate additional clinical trials to explore the effectiveness of oral BDP (orBec®) in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract; (d) identify a marketing and sales partner for orBec® for territories outside of the U.S., and potentially inside the U.S. and to (e) reinitiate development of our other biotherapeutics products namely OraprineTM, LPMTM-Leuprolide, and LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs as resources permit; and (f) acquire or in-license new clinical-stage compounds for development.

BioDefense Overview

In collaboration with two United States academic research institutions, we are developing vaccine products to combat the threat posed by two potent biological toxins; ricin toxin and botulinum toxin. Both vaccines under development are recombinant products in bacterial hosts and both consist of nontoxic subunits of the native toxins. These subunits retain the ability to induce antibodies that completely neutralize the toxins from which they are derived. Through exclusive licenses with two Universities, we have secured important intellectual property rights related to these vaccines. Both of which are considered bioterrorism threats by the U.S. Department of Homeland Security (DHS), National Institute of Allergic and Infectious Diseases (NIAID), Department of Defense (DOD) and Centers for Disease Control and Prevention (CDC). We are developing our biodefense countermeasures for potential U.S. government procurement pursuant to the Project Bioshield Act of 2004, which provides incentives to industry to expeditiously supply biodefense countermeasures to the Strategic National Stockpile. As a step towards this goal, on September 13, 2004, we were awarded a $5,173,298 grant from the National Institute of Allergy and Infectious Diseases (NIAID) for RiVaxTM, our genetically engineered vaccine against ricin toxin, one of the most lethal plant toxins known to man. This was increased on May 6, 2005, to $6,433,316. The increase of $1,260,018 was awarded based on a new renegotiated F&A rate with the NIH. The grants project period is September 15, 2004 to August 31, 2007 and covers the process development for manufacturing of RiVaxTM our recombinant vaccine for ricin toxin. The grant is based on milestones and certain budget amounts are earned as we meet milestones in the development of RiVaxTM.

On January 30, 2006 we announced results of a Phase I clinical trial of RiVaxTM our recombinant vaccine against ricin toxin, that has been completed by investigators at the University of Texas Southwestern Medical Center (UT Southwestern) led by Dr. Ellen Vitetta, director of the Cancer Immunobiology Center at UT Southwestern. Results from the trial demonstrated that RiVaxTM is safe and immunogenic after immunization with three monthly injections of vaccine, with volunteers developing antibodies against ricin toxin. The functional activity of the antibodies was confirmed by transferring serum samples from the vaccinated volunteers into mice, which then survived exposure to ricin toxin. Results of the study were published in the Proceedings of the National Academy of Sciences. Under the sponsorship of the NIH grant, we have developed a scaleable process for the manufacture of the subunit immunogen component of RiVax™, begun long term stability testing, and have developed a second generation formulation of RiVax which will be tested in a Phase II trial.

Our vaccine against botulinum neurotoxin, BT-VACC™, is a mucosally administered vaccine that protects against exposure to botulinum neurotoxins. Botulinum neurotoxin is the most potent natural toxin and is on the Category A list of biothreats. Based on promising preclinical results that demonstrate induction of protective immune responses via oral or intranasal vaccination, we anticipate that BT-VACC™ can be developed as either a standalone vaccine or administered as a booster to the current injected vaccines. We are developing BT-VACC™ to be administered by the mucosal route since such vaccines induce more complete protection than injected vaccines and are thought to protect better against aerosol or oral exposure to botulinum neurotoxin. , Since mucosally administered formulations can be given without needles and trained personnel, we expect that that BT-VACC™ will be poised for rapid distribution and vaccination for military use or civilian vaccination in response to bioterrorism. Any vaccine for botulinum will have to be composed of multiple antigens representing several natural serotypes. At this point, we have demonstrated that combinations of three serotypes can induce protective immune response in animals. The three serotypes are A, B, and E, which represent the most common of the botulinum serotypes and the ones most likely to be used as bioweapons. Our plans are to focus on development of the oral vaccine concept using formulation technology that permits increased contact of the antigen with immune inductive sites in the GI tract, and alternatively develop the A-B-E trivalent vaccine as a nasal spray vaccine. . In conjunction with DOW Pharma, we have demonstrated that it will be feasible to manufacture the required antigens in a bacterial host (P. fluorescens), and are anticipating developing purification processes for each antigen. BT-VACC™ is covered by issued and pending U.S. patents.

B. BioTherapeutics Division

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

Our goal is to file an NDA with the FDA for orBec® for the treatment of iGVHD in the second quarter of 2006. We have assembled an experienced team of employees and contractors who are currently working on all aspects of the NDA preparation, including data management, data analysis, and biostatistics medical writing. Manufacturing of the requisite batches of drug product (registration batches) is completed and these batches are currently undergoing stability testing.

We anticipate the market potential for orBec® for the treatment of iGVHD to be at between 50 and 70 percent of the approximately 10,000 bone marrow and stem cell transplants that occur each year in the U.S.

We have had strategic discussions with a number of pharmaceutical companies regarding the partnering or sale of orBec®. We may seek a marketing partner in the U.S. and abroad in anticipation of commercialization of orBec®. We also intend to seek a partner for the other potential indications of orBec®. We are also evaluating an alternative strategy of a commercial launch of orBec® by ourselves in the U.S.

Pivotal Phase III Clinical Trial

Previous phase I and phase II studies demonstrated that a two-pill combination of oral BDP was effective in treating iGVHD, allowing patients to be rapidly tapered off the systemic corticosteroid prednisone, without recurrence of intestinal symptoms (McDonald et al., 1998 Gastroenterology), and without clinical manifestation of adrenal suppression (Baehr et al., 1995 Transplantation). Based on this data, we designed a Phase III clinical protocol that was subject to a Special Protocol Assessment (SPA) by the FDA and was similar in design to the previously completed Phase II trial (McDonald et al. 1998 Gastroenterology). The primary efficacy endpoint of this trial is the time to treatment failure at Study Day 50. Treatment failure was defined as use of prednisone or equivalent IV corticosteroids at doses higher than stated in protocol, or use of any additional other steroid, in response to uncontrolled signs or symptoms of iGVHD. The target enrollment was 130 patients. The pivotal trial was conducted at sixteen bone marrow transplant centers fourteen in the United States and two in France, and the product has been assigned "orphan drug" designation and "fast track" status by the FDA. The trial was a randomized, double-blind, placebo controlled safety, efficacy and pharmacokinetic trial that was to serve as the basis for a New Drug Application to be filed with the FDA.

While orBec® did not achieve statistical significance in its primary endpoint of time to treatment failure through Day 50 (p-value 0.1177), orBec® did achieve statistical significance in its secondary endpoint of time to treatment failure through Day 80 (p-value 0.0226). The Company believes that the p-value of 0.1177 achieved in the primary endpoint through Day 50 is primarily due to a higher than expected rate of treatment failures during days 0-10 of the study. During such period, patients were receiving high dose prednisone (1-2mg/kg/day) plus either orBec® (8mg/day) or placebo. For purposes of the study, patients that did not begin the rapid taper of high dose prednisone on Day 10 as called for by the regimen were deemed treatment failures for all purposes, including the calculation of statistical significance of time to treatment failure at Day 50. The Company intends to further analyze the Day 0-10 treatment failure group and the statistical impact of this group on the primary endpoint of time to treatment failure at Day 50 and discuss the results of this analysis with the FDA. Encouragingly, the treatment failure rate at Day 50 approached statistical significance (p-value 0.0515). In addition, the secondary endpoint of time to treatment failure at Day 80, as well the treatment failure rate at Day 80, each achieved statistical significance (p-values 0.0226 and 0.0048, respectively).

Perhaps of greatest clinical relevance, orBec® demonstrated a 70% reduction in mortality, registering only 5 (8%) deaths during the prospectively defined Day 200 post-transplant period versus 16 (26%) deaths for the placebo group (p-value 0.011). Based upon separate analysis conducted by the Company, there is also a statistically significant correlation between treatment failure and mortality.

New Mortality Findings

In response to a specific FDA request and as part of its process to submit a New Drug Application (“NDA”), DOR collected further mortality data from the Phase II and Phase III clinical trials. The new survival analysis of patients enrolled in the earlier Phase II trial suggests that results were similar to those from the pivotal Phase III multi-center study. In the Phase II trial, there were reductions in the risk of mortality of 55% and 43% at transplant day-200 and one-year post-randomization among patients randomized to beclomethasone dipropionate, respectively. The comparable survival data from the 129-patient Phase III pivotal trial were 66% and 51% reductions in the risk of morality at transplant day-200 and one-year post-randomization among patients randomized to orBec®, respectively. In the Phase III pivotal trial, a subgroup analysis revealed that among patients who had received stem cells from unrelated donors, the reduction in the risk of day-200 mortality among patients randomized to orBec® was 94%.

We are currently investigating the possibility of conducting a clinical trial that would test the effectiveness of orBec® for the prevention of iGVHD. If the data from this clinical trial demonstrates positive results, the potential market for orBec® would expand to include all patients in the U.S. who undergo allogeneic bone marrow transplants who are at risk for developing iGVHD.

About Graft-versus-Host Disease

Graft-versus-Host Disease occurs in patients following an allogeneic bone marrow transplant in which tissues of the host, most frequently the gut, liver, and skin, are attacked by lymphocytes in the donor (graft) marrow. Patients with mild to moderate iGVHD present to the clinic with early satiety, anorexia, nausea, vomiting and diarrhea. If left untreated, symptoms of iGVHD persist and can progress to necrosis and exfoliation of most of the epithelial cells of the intestinal mucosa, frequently a fatal condition. Approximately 50 to 70% of the estimated 10,000 annual allogeneic transplant patients in the United States will develop some form of acute iGVHD.

iGVHD is one of the most common causes for the failure of bone marrow transplant procedures. These procedures are being increasingly utilized to treat leukemia and other cancer patients with the prospect of eliminating residual disease and reducing the likelihood of relapse. orBec® Represents a first-of-its-kind oral, locally acting therapy tailored to treat the gastrointestinal manifestation of GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressives to treat iGVHD. Currently approved systemic immunosuppressives utilized to control iGVHD substantially inhibit the highly desirable graft-versus-leukemia (“GVL”) effect of bone marrow transplants, leading to high rates of aggressive forms of relapse, as well as substantial rates of mortality due to opportunistic infection.

2. Future Potential Indications of orBec®

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

3. Other Products in BioTherapeutics Pipeline

The following is a brief description of other products in our pipeline. Due to resource limitations, the Company has recently focused its R&D efforts on orBec®, RiVax® and BT-VaccTM. When financial circumstances change, the Company may re-initiate development of any or all of these products, all of which are currently available for licensing or acquisition. These products consist of two drug delivery systems that are designed to facilitate the oral delivery of hydrophobic and hydrophilic drugs, including peptides, and an oral form of the immunosuppressant azathioprine. We acquired the formulation of azathioprine (Oraprine™) as a result of the merger of Endorex and CTD in November 2001, also acquired were patent applications licensed from Dr. Joel Epstein of the University of Washington. We conducted a Phase I that established the feasibility of the oral drug to treat oral ulcerative lesions resulting from graft versus host disease.  The drug delivery systems, LPM™, LPETM, PLPTM, including the use of leuprolide in the LPM™ system, were developed internally and we have submitted and pursued patents on these products.

OraprineTM

OraprineTM is an oral suspension of azathioprine, which we believe may be bioequivalent to the oral azathioprine tablet currently marketed in the United States as Imuran®.  We acquired the azathioprine formulation (OraprineTM) as a result of the merger of Endorex and CTD in November 2001. Also acquired were patent applications licensed from Dr. Joel Epstein of the University of Washington. In collaboration with Dr. Joel Epstein we conducted a Phase I trial that established the feasibility of the oral drug to treat oral ulcerative lesions resulting from graft versus host disease. Subsequently we conducted an additional Phase I bioavailability trial with the oral formulation and determined that the new formulation was bioequivalent to the marketed tablets of azathioprine (Imunra®). Azathioprine is one of the most widely used immunosuppressive medications in clinical medicine. Azathioprine is commonly prescribed to organ transplant patients to decrease their natural defense mechanisms to foreign bodies (such as the transplanted organ).The decrease in the patient’s immune system increases the chances of preventing rejection of the transplanted organ in the patient. OraprineTM may provide a convenient dosage form for patients who have difficulty swallowing pills or tablets, such as children.

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

LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs

We were developing two lipid-based systems, LPETM and PLPTM, to support the oral delivery of small molecules of water insoluble drugs. Such drugs include most kinds of cancer chemotherapeutics currently delivered intravenously. The LPETM system is in the form of an emulsion or an emulsion pre-concentrate incorporating lipids, polymers and co-solvents. We have filed for patent applications on the use of perillyl alcohol as a solvent, surfactant and absorption enhancer for lipophilic compounds. The polymers used in these formulations can either be commercially available or proprietary polymerized lipids and lipid analogs.

In collaboration with two United States academic research institutions, we are developing vaccine products to combat the threat posed by two potent biological toxins; ricin toxin and botulinum toxin. Both vaccines under development are recombinant products produced in bacterial hosts and both consist of nontoxic subunits of the native toxins. These subunits retain the ability to induce antibodies that neutralize the toxins from which they are derived. Through exclusive licenses with these Universities, we have secured intellectual property rights for these vaccines.

C. BioDefense Programs

In collaboration with two United States academic research institutions, we are developing vaccine products to combat the threat posed by two potent biological toxins; ricin toxin and botulinum toxin. Both vaccines under development are recombinant products produced in bacterial hosts and both consist of nontoxic subunits of the native toxins. These subunits retain the ability to induce antibodies that neutralize the toxins from which they are derived. Through exclusive licenses with these Universities, we have secured intellectual property rights for these vaccines.

1. RivaxTM - Ricin Toxin Vaccine

The development of our vaccine against ricin toxin stems from the research (Smallshaw et al., 2002 Vaccine) of Dr. Ellen Vitetta at University of Texas Southwestern Medical Center (UTSW). This research has shown that a modified subunit of ricin toxin is non-toxic and highly immunogenic in animals, reproducibly inducing protective immunity in mice challenged with ricin toxin. In collaboration with UTSW, we have manufactured the vaccine in small batches in their cGMP facility, developed a stable formulation, filed an IND and initiated a pilot Phase I safety and immunogenicity trial. We have completed the pilot trial which was a dose escalation clinical trial. This trial marks the first time a ricin toxin vaccine has ever been clinically tested in humans. The trial enrolled 15 volunteers in groups of 5 who were vaccinated with three successive monthly injections of the same dose level of RiVax™. Three dose levels of RiVax™ were evaluated. The vaccine was prepared without an adjuvant to determine whether the subunit itself was immunogenic and safe. Even without an adjuvant, RiVax™ induced antibodies in all five of the individuals who received the highest dose, four out of five who received the intermediate dose, and one out of five who received the lowest dose levels. The vaccine was well tolerated in all individuals with only mild side effects that are typical of reactions to vaccines injected intramuscularly. These side effects included mild transient headaches and sore arms. Despite the absence of an adjuvant, antibodies were present in the blood of several volunteers for as long as 127 days after their last vaccination. The functional activity of the antibodies was confirmed by transferring serum globulins from the vaccinated individuals along with active ricin toxin to sensitive mice, which then survived subsequent exposure to ricin toxin. The results of this study were published in the Proceedings of the National Academy of Sciences. Based on these results, we are planning additional human clinical trials with an adjuvant formulation of the vaccine, which is now being evaluated in stability and toxicology trials.

We have developed a robust process for manufacturing the vaccine at scale with Cambrex under the auspices of a $6,433,316 NIH challenge grant awarded to foster development and manufacturing. We have extensively characterized the different stages in the process and have performed the process under cGMP in anticipation of Phase II trials with the vaccine. We have also developed a formulation of the vaccine using salts of aluminum as an adjuvant to prolong and enhance the protective immune response in humans. , In conjunction with Phase II trials, we are planning to conduct pivotal animal trials of the vaccine to elaborate on the FDA “two animal” rule, which permits licensure of vaccines based on the results of safety tests in humans and efficacy results in animals in situations where the evaluation in humans is ethically not permitted. The goal of these studies is to determine the level of antibodies in humans that is correlated to protection against exposure in animals. This must be done to be able to choose the correct dose and dosing regimen for humans. In the case of ricin, it is not ethical to expose humans to ricin post vaccination, so “correlates of immunity” must be established in animal models. Our goal is to make a ricin vaccine available for the United States government’s Strategic National Stockpile. We have an exclusive license agreement with UTSW for its ricin vaccine technology.

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

2. BT-VaccTM - Botulinum Toxin Vaccine

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

Our botulinum toxin vaccine, called BT-VACC™, was developed through the research of Dr. Lance Simpson at Thomas Jefferson University in Philadelphia, Pennsylvania (Park and Simpson 2003 Infection and Immunity). There are seven different serotypes of botulinum toxin and no cross immunogenicity exists between these serotypes. Any vaccine will therefore require multiple antigens to protect against the different serotypes. The antigen consists of a segment of the heavy chain of botulinum toxin that is non-toxic and immunogenic. After oral or intranasal immunization, the antigen elicits antibodies that protect vaccinated animals against massive lethal doses of native toxin. Ability for a subunit protein to induce antibodies after oral or nasal immunization is atypical for protein subunit vaccines. The reason that a mucosal vaccine is possible for botulinum toxin stems from the fact that the heavy chain of the toxin binds avidly to epithelial cells and is transported to lymphoid tissue in the gastrointestinal and respiratory tract. The majority of the protective epitopes are located on the heavy chain, which does not contain enzymatic activity and is devoid of toxicity. We are currently developing formulations containing antigens of three serotypes and are testing those as oral or nasal vaccines. To this point, we have demonstrated that it is possible to combine three antigens and administered these by the respiratory route and induce protection against each corresponding toxin. Our prototype vaccine consists of antigens of type A, B, and E, which are the most prevalent serotypes in natural human infections and are thought to be the ones most likely to be used as bio-weapons. Our immediate plans are to obtain antigen from a single serotype (through manufacture or collaboration), conduct the necessary preclinical toxicology tests for an IND, and test an oral formulation for safety and immunogenicity in human volunteers. Our goal is to produce a multivalent vaccine and make it available for the U.S. government’s Strategic National Stockpile. We have an exclusive license agreement with Thomas Jefferson University for the oral and intranasal use of their botulinum toxin vaccine technology.

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

D. Summary of Our Products in Development

The following tables summarize the products that we are currently developing:

Biodefense Products

Select Agent	Currently Available Countermeasure	DOR Biodefense Product
Ricin Toxin	No vaccine or antidote currently FDA approved	Injectable Ricin Vaccine Phase I Clinical Trial Successfully Completed
Ricin Toxin	No vaccine or antidote currently FDA approved	Nasal Ricin Vaccine
Botulinum Toxin	No vaccine or antidote currently FDA approved	Oral/Nasal Botulinum Vaccine
Botulinum Toxin	No vaccine or antidote currently FDA approved	Oral Botulinum Therapeutic

BioTherapeutic Products
Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of Intestinal Graft-versus-Host Disease	Pivotal Phase III Clinical Trial Completed, NDA to be filed
OraprineTM	Oral lesions resulting from Graft-versus-Host Disease	Phase I
LPMTM - Leuprolide	Endometriosis and Prostate Cancer	Pre-Clinical
LPETM and PLPTM Systems	Delivery of Water-Insoluble Drugs	Pre-Clinical

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

2. Marketing Strategies

We have had strategic discussions with a number of pharmaceutical companies regarding the partnering or sale of orBec®. We may seek a marketing partner in the U.S. and abroad in anticipation of commercialization of orBec®. We are actively seeking a partner for the development of other potential indications of orBec® as well as for our OraprineTM, LPMTM - Leuprolide, LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs. We are actively considering a strategy of a commercial launch of orBec® by ourselves in the U.S.

We have had strategic discussions with a number of pharmaceutical companies regarding the partnering or sale of our biodefense vaccine products. We may market our biodefense vaccine products directly to government agencies. We believe that both military and civilian health authorities of the United States and other countries will increase their stockpiling of therapeutics and vaccines to treat and prevent diseases and conditions that could ensue following a bioterrorism attack.

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

A. Biodefense Vaccine Competition

We face intense competition in the area of biodefense from various public and private companies, universities and governmental agencies, such as the U.S. Army, some of whom may have their own proprietary technologies which may directly compete with the our technologies. Acambis, Inc., Avant Immunotherapeutics, Inc., Bioport Corporation, VaxGen, Inc., Chimerix, Inc., Biosante, Inc., ID Biomedical Corporation, Human Genome Sciences, Inc., CpG Immunotherapeutics, Inc., Avanir Pharmaceuticals, Inc., Dynport Vaccine Company, LLC., and others have announced vaccine or countermeasure development programs for biodefense. Some of these companies have substantially greater human and financial resources than we do, and many of them have already received grants or government contracts to develop anti-toxins and vaccines against bioterrorism. VaxGen and Avecia Biotechnology, Inc. have both received NIH contracts to develop a next generation injectable anthrax vaccine. VaxGen has also recently received approximately $900 million procurement order from the U.S. government to produce and deliver 75 million doses of Anthrax vaccine. CpG Immunotherapeutics, Inc. has received a $6 million Department of Defense grant to develop vaccine enhancement technology. ID Biomedical Corporation, has entered into an $8 million contract to develop a plague vaccine. We have not yet been awarded any such contract funding. Additionally, we face competition from other companies which have existing governmental relationships, such as Dynport Vaccine Company, LLC, a prime contractor to the U.S. Department of Defense. Dynport currently has a $300 million contract to develop vaccines for the U.S. Military, including anthrax, and botulinum toxin vaccines.

B. orBec® Competition

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

We have "Orphan Drug" designations for orBec® in the United States and in Europe. Our Orphan Drug designations provide for seven years of post approval marketing exclusivity in the U.S. and 10 years exclusivity in Europe for the use of orBec® in the treatment of iGVHD. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the seven year post-approval exclusivity provided by the Orphan Drug Act of 1983. We are the exclusive licensee of an issued U.S. patent that covers the use of orBec® for the prevention of iGVHD.

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

7. orBec® License Agreement

In October 1998, our subsidiary, Enteron Pharmaceuticals, Inc. (Enteron), entered into an exclusive, worldwide, royalty bearing license agreement with George B. McDonald, M.D., including the right to grant sublicenses, for the rights to the intellectual property and know-how relating to orBec®. In addition, Dr. McDonald receives $40,000 per annum as a consultant.

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

On March 1, 2005 we signed a sponsored research agreement with UTSW extending through March 31, 2007. The cost of this research is approximately $190,000. The research will grant us certain rights to such intellectual property.

9. Botulinum Toxin Vaccine Intellectual Property

In 2003, we executed an exclusive license agreement with Thomas Jefferson University for issued U.S. Patent No. 6,051,239 and corresponding international patent applications broadly claiming the oral administration of nontoxic modified botulinum toxins as vaccines. The intellectual property also includes patent applications covering the inhaled and nasal routes of delivery of the vaccine. This license agreement required that we pay a license fee of $160,000, payable in $130,000 of restricted common stock and $30,000 in cash. We also entered into a one-year sponsored research agreement with the execution of the license agreement with Thomas Jefferson University, renewable on an annual basis, under which we are providing $300,000 in annual research support. In addition, we also executed a consulting agreement with Dr. Lance Simpson, the inventor of the botulinum toxin vaccine for a period of three years. Under this agreement, Dr. Simpson received options to purchase 100,000 shares of our common stock, vesting over two years. We are also required to pay a $10,000 non-refundable license royalty fee no later than January 1 of each calendar year.

10. MicrovaxTM Intellectual Property

During 1998, our former joint venture with Élan Pharmaceuticals, Inc., Innovaccines Corporation, acquired from the Southern Research Institute/University of Alabama broadly issued U.S. and international patents relating to the oral administration of vaccines. Microspheres of these dimensions are preferentially absorbed by lymphoid tissues in the gastrointestinal tract and other mucosal lymphoid tissue, resulting in higher efficacy for orally and mucosally applied vaccines. In 2002, we acquired Élan’s interest in Innovaccines. We subsequently amended our existing agreement with the Southern Research Institute (Brookwood Pharmaceuticals)/University of Alabama for rights to use their patents and technologies for commercialization of microencapsulated vaccines that permit oral delivery of antigenic compounds (vaccines). In April 2003, after the inception of our biodefense program, the license agreement was amended to provide us with the rights to nasal delivery of anthrax and ricin antigens. In keeping with our current focus, the Southern Research Institute/University of Alabama license agreement has again been amended to allow us to keep the nasal rights for the ricin vaccine while returning all other rights. This most recent amendment requires us to pay a yearly license fee in the amount of $60,000 and monthly patent maintenance of $5,000.

11. Employees

As of March 13, 2005, we had eight full-time employees, two of whom are Ph.D.s.

Information regarding our executive officers is set forth in Items 9 and 10 of this Annual Report, which information is incorporated herein by reference.

12. Research and Development Spending

We spent approximately $3,700,000 in 2005 and 2004 on research and development.

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

We are a company that has experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2005, we had approximately $821,000 in cash available. We have secured a $6,000,000 equity financing commitment from Fusion Capital which is available to us during the next 14 months provided our stock price remains above $0.12 cents. Based on our budgetary projections of $3,700,000 over the next 12 months, this facility will allow us to continue and maintain operations into the 2nd quarter of 2007. We have begun utilizing this facility and have an effective registration statement covering 9 million potential common shares for Fusion. If we expect to sell Fusion more than 9 million shares, we will file another registration statement covering additional shares. In addition, our existing NIH biodefense grant facilities provide us with significant overhead contributions to continue to operate and manage our business. We estimate that the overhead revenue contribution from our existing NIH biodefense grants will generate an additional $900,000 over the next four quarters. The Company also has several other grant applications currently under review that would allow the Company to significantly expand the pace and scope of development of its biodefense programs as well as make additional significant contributions to overhead.

All of our products are currently in development, preclinical studies or clinical trials, and we have not generated any revenues from sales or licensing of these products. Through December 31, 2005, we had expended approximately $12,600,000 developing our current product candidates for preclinical research and development and clinical trials, and we currently expect to spend at least $5.0 million over the next two years in connection with the development and commercialization of our vaccines and therapeutic products, licenses, employee agreements, and consulting agreements. Unless and until we are able to generate sales or licensing revenue from orBec®, our leading product candidate, or another one of our product candidates, we may require additional funding to meet these commitments, sustain our research and development efforts, provide for future clinical trials, and continue our operations. We may not be able to obtain additional required funding on terms satisfactory to our requirements, if at all. If we are unable to raise additional funds when necessary, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates or take other cost-cutting steps that could adversely affect our ability to achieve our business objectives. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by the issuance of debt, we may be subject to limitations on our operations.

We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.12. Since we initially registered 9,000,000 shares for sale by Fusion Capital pursuant to this prospectus (excluding the 900,000 commitment fee shares and 62,500 expense reimbursement shares that we have registered), the selling price of our common stock to Fusion Capital will have to average at least $0.67 per share for us to receive the maximum proceeds of $6.0 million without registering additional shares of common stock. Assuming a purchase price of $0.39 per share (the closing sale price of the common stock on March 28, 2006), proceeds to us would only be $3,510,000 unless we choose to register more than 9,962,500 shares, which we have the right to do. Subject to approval by our board of directors, we have the right under the common stock purchase agreement to issue more than 9,962,500 shares to Fusion Capital. In the event we elect to issue more than 9,962,500 shares offered hereby, we will be required to file a new registration statement and have it declared effective by the U.S. Securities and Exchange Commission.

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

To be profitable, our organization must, along with corporate partners and collaborators, successfully research, develop and commercialize our technologies or product candidates. Our current product candidates are in various stages of clinical and preclinical development and will require significant further funding, research, development, preclinical and/or clinical testing, regulatory approval and commercialization, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. Specifically, each of the following is possible with respect to any of our other product candidates:

•	we will not be able to maintain our current research and development schedules;

•	we may be unsuccessful in our efforts to secure profitable procurement contracts from the U.S. government or others for our biodefense products;

•	we will encounter problems in clinical trials; or

•	the technology or product will be found to be ineffective or unsafe.

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

Our business is subject to very stringent United States, federal, foreign, state and local government laws and regulations, including the Federal Food, Drug and Cosmetic Act, the Environmental Protection Act, the Occupational Safety and Health Act, and state and local counterparts to these acts. These laws and regulations may be amended, additional laws and regulations may be enacted, and the policies of the FDA and other regulatory agencies may change.

The regulatory process applicable to our products requires pre-clinical and clinical testing of any product to establish its safety and efficacy. This testing can take many years and require the expenditure of substantial capital and other resources. We may be unable to obtain, or we may experience difficulties and delays in obtaining, necessary domestic and foreign governmental clearances and approvals to market a product. Also, even if regulatory approval of a product is granted, that approval may entail limitations on the indicated uses for which the product may be marketed. The pivotal clinical trial of our product candidate orBec® began in 2001. In December of 2004, we announced top line results for our pivotal Phase III trial of orBec® in iGVHD, in which orBec® demonstrated a statistically significant reduction in mortality during the prospectively defined Day 200 post-transplant period and positive trends on its primary endpoint. While orBec® did not achieve statistical significance in its primary endpoint of time to treatment failure at Day 50 (p-value 0.1177), orBec® did achieve a statistically significant reduction in mortality compared to placebo. We plan to file a new drug application with the FDA. Additional clinical trials may be necessary prior to either submission of a marketing application or approval by the FDA of a marketing application.

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

We have only eight employees and we depend upon these employees to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. Michael Sember, Chief Executive Officer, was hired in December 2004; Evan Myrianthopoulos, our Chief Financial Officer, was hired in November 2004, although he was on the Board for two years prior to that; James Clavijo, our Controller, Treasurer and Corporate Secretary was hired in October 2004; and Dr. Robert Brey, our Chief Scientific Officer was hired in 1996. In the fourth quarter of 2004, Alexander P. Haig was appointed Chairman of the Board replacing his father, General (Ret.) Alexander M. Haig, Jr., who resigned from our Board and joined our BioDefense Strategic Advisory Board. Because of this inexperience in operating our business, there continues to be significant uncertainty as to how our management team will perform. We will not be successful if this management team cannot effectively manage and operate our business. Several members of our board of directors are associated with other companies in the biopharmaceutical industry. Stockholders should not expect an obligation on the part of these board members to present product opportunities to us of which they become aware outside of their capacity as members of our board of directors.

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

Our stock price has fluctuated between January 1, 2002 through December 31, 2005, the per share price of our common stock ranged between a high of $2.10 per share to a low of $0.11 per share. As of March 13, 2005 our common stock traded at $0.43. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance.

Our stock will not remain listed on the American Stock Exchange

Our stock will be delisted from the AMEX shortly after March 31, 2006 since we have not, increased our shareholder equity above the $6 million required under the maintenance requirement for continued listing.

Because we incurred losses from operations in fiscal 2005, the stockholders’ equity standard applicable to us of the American Stock Exchange’s (AMEX) continued listing requirements is $6 million. As of December 31, 2005, we had stockholders’ equity of $1.53 million.

On June 30, 2003, our net equity of $2.3 million did not satisfy the $4 million minimum stockholders’ equity requirement that was applicable to calendar quarters ending during 2003, and we received notification from the AMEX that we were no longer in compliance with their minimum listing requirements. This requirement was increased to $6 million minimum stockholders’ equity for fiscal years ending 2003 and beyond.

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

On January 24, 2005 AMEX accepted the compliance plan and provided us until July 12, 2005 to comply with the continued listing standard of section 1003 (a) (iii) of the AMEX company guide. In February 7, 2005 on the raising of approximately $3.77 million through a private equity placement we were in compliance with the standard. However in order to continue to be in compliance with the listing standard we needed to execute the compliance plan submitted on December 30, 2004 with AMEX and approved by them on January 19, 2005.

This compliance date was then extended by AMEX until October 15, 2005. On such date, we did not have $6 million in stockholders’ equity. Therefore on October 26, 2005, the Company received notice from the AMEX staff indicating that the Company no longer complies with AMEX's continued listing standards because the Company had shareholders' equity of less than $6.0 million and losses from continuing operations and/or net losses in its five most recent fiscal years, as set forth in Section 1003(a)(iii) of the Company Guide, and that the AMEX intends to proceed with removal of the Company's common stock from listing and registration on AMEX. The Company appealed this determination and requested a hearing before a committee of the AMEX which was held on December 2, 2005. In addition, on November 22, 2005, the Company received notice from the AMEX staff indicating that the Company also no longer complies with AMEX's continued listing standards because the Company had shareholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years, as set forth in Section 1003(a)(iii) of the Company Guide. AMEX also considered this deficiency at the hearing on December 2, 2005. On December 8, 2005, we received notice from AMEX that we had been granted an extension until March 31, 2006 to regain compliance with AMEX's rules. If we have not done so by that date, AMEX will delist us with no further opportunity to appeal. We cannot assure you that we will regain compliance by March 31, 2006 nor can we assure you that we will continue to satisfy other requirements necessary to remain listed on the AMEX or that the AMEX will not take additional actions to delist our common stock.

When our stock is delisted from the AMEX, we may not be able to list our common stock on another national exchange or market. If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Upon any such delisting, our common stock would become subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, before a transaction in a penny stock that is not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. As a result of these requirements, if our common stock were to become subject to the penny stock rules, it is likely that the price of our common stock would decline and that our stockholders would find it more difficult to sell their shares.

Shareholders may suffer substantial dilution.

We have a number of agreements or obligations that may result in dilution to investors. These include:

•	warrants to purchase a total of approximately 2,220,000 shares of our common stock at a current weighted average exercise price of approximately $0.92;

•	anti-dilution rights associated with a portion of the above warrants which can permit purchase of additional shares and/or lower exercise prices under certain circumstances; and

•	options to purchase approximately 9,800,000 million shares of our common stock of a current weighted average exercise price of approximately $0.61.

To the extent that anti-dilution rights are triggered, or warrants or options are exercised, our stockholders will experience substantial dilution and our stock price may decrease.

Item 2. Description of Property

Our executive offices are located in a leased facility of approximately 2,500 square feet in Miami, Florida. The lease expires on August 31, 2006. We believe that our current leased facilities are sufficient to meet our current and foreseeable needs.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company’s shareholders was held on December 29, 2005. Of the 50,612,504 shares of the Company’s common stock outstanding on the record date of November 10, 2005, a total of 41,420,235 shares of common stock were present in person or by proxy.

The following directors were re-elected at the meeting:

	For	Withheld Authority

Alexander P. Haig	41,013,296	406,939
Steve H. Kanzer	41,007,762	412,473
James S. Kuo	41,004,412	415,823
T. Jerome Madison	41,008,386	411,849
Evan Myrianthopoulos	40,995,034	425,201
Michael T. Sember	40,997,034	423,201

The shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. Of the votes cast on this matter, 40,595,664 shares voted for the approval of the amendment, 788,562 shares voted against the matter, 36,009 shares abstained from voting on the matter and there were 0 shares representing broker non-votes on the matter.

The shareholders approved the Company’s 2005 Equity Incentive Plan. Of the votes cast on the matter, 6,966,745 shares voted for the approval of the amendment, 1,148,512 shares voted against the matter, 175,653 shares abstained from voting on the matter and there were 0 shares representing broker non-votes on the matter.

The shareholders ratified the appointment of Sweeney, Gates & Co., as the Company’s independent auditors for the year ending December 31, 2005. Of the votes cast on this matter, 41,252,953 shares voted for the approval of the amendment, 88,749 shares voted against the matter, 78,533 shares abstained from voting on the matter and there were 0 shares representing broker non-votes on the matter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the American Stock Exchange under the symbol "DOR." The table below sets forth the high and low sales prices, as provided by the American Stock Exchange, for the period from January 1, 2004 through December 31, 2005. The amounts represent inter-dealer quotations without adjustment for retail markup, markdowns or commissions and do not represent the prices of actual transactions.

Period	Price Range
	High	Low
Fiscal Year Ended December 31, 2004:
First Quarter	$1.58	$0.70
Second Quarter	$0.97	$0.53
Third Quarter	$0.65	$0.36
Fourth Quarter	$0.81	$0.41

Fiscal Year Ended December 31, 2005:
First Quarter	$0.67	$0.35
Second Quarter	$0.42	$0.29
Third Quarter	$0.45	$0.32
Fourth Quarter	$0.36	$0.22

As of March 28, 2006, the last reported price of our common stock was $0.39 per share. We have approximately 1,071 registered holders of record.

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

Business Overview and Strategy

We are a biopharmaceutical company focused on the development of biodefense vaccines and oral therapeutic products intended for areas of unmet medical need. Our business strategy is to (a) prepare the submission of a New Drug Application, (“NDA”) for orBec® with the U.S. Food and Drug Administration, (“FDA”) for the treatment of intestinal Graft-versus-Host Disease, “iGVHD” as well as to prepare submission of a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicine Agency (“EMEA”); (b) consider prophylactic use studies of orBec® for the prevention of iGVHD; (c) evaluate and possibly initiate additional clinical trials to explore the effectiveness of oral BDP (orBec®) in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract; (d) identify a marketing and sales partner for orBec® for territories outside of the U.S., and potentially inside the U.S.; (e) secure government funding for each of our biodefense programs through grants, contracts, and procurements; (f) convert the biodefense vaccine programs from early stage development to advanced development and manufacturing; (g) transition the biodefense vaccine development programs from academic institutions into commercial manufacturing facilities with the goal of soliciting government contracts; (h) identify the development candidates for botulinum therapeutic screening program; (i) reinitiate development of our other biotherapeutics products namely OraprineTM, LPMTM-Leuprolide, and LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs as resources permit; and (j) acquire or in-license new clinical-stage compounds for development. We were incorporated in 1987. We maintain two active segments; BioTherapeutics and BioDefense.

orBec®

Our goal is to file an NDA with the FDA for orBec® for the treatment of iGVHD in the second quarter of 2006. We have assembled an experienced team of employees and contractors who are currently working on all aspects of the NDA preparation, including data management, data analysis, and biostatistics medical writing. Manufacturing of the requisite batches of drug product (registration batches) is completed and these batches are currently undergoing stability testing.

We anticipate the market potential for orBec® for the treatment of iGVHD to be between 50 and 70 percent of the approximately 10,000 bone marrow and stem cell transplants that occur each year in the U.S.

We have had strategic discussions with a number of pharmaceutical companies regarding the partnering or sale of orBec®. We may seek a marketing partner in the U.S. and abroad in anticipation of commercialization of orBec®. We also intend to seek a partner for the other potential indications of orBec®. We are also actively considering an alternative strategy of a commercial launch of orBec® by ourselves in the U.S.

RiVax™

The development of RiVaxTM, our ricin toxin vaccine, has progressed significantly this year. Our academic partner, The University of Texas Southwestern led by Dr. Ellen Vitetta recently completed a Phase I safety and immunogenicity trial of RiVaxTM in human volunteers. The results of the Phase I safety and immunogenicity dose-escalation study indicate that the vaccine is well tolerated and induces antibodies in humans that neutralize ricin toxin. Despite the absence of an adjuvant, antibodies were present in the blood of several volunteers for as long as 127 days after their last vaccination. The functional activity of the antibodies was confirmed by transferring serum globulins from the vaccinated individuals along with active ricin toxin to sensitive mice, which then survived subsequent exposure to ricin toxin. The outcome of the study was recently published in the Proceedings of the National Academy of Sciences. In January of 2005 we entered into a manufacturing and supply agreement for RiVax™ with Cambrex Corporation. We recently announced that Cambrex has successfully achieved the second milestone of our collaboration of fermentation and downstream process development under their development and manufacturing agreement.

BT-VACC™

Our mucosal botulinum toxin vaccine program has made important strides this year. We are developing a mucosal vaccine against botulinum neurotoxins serotypes A, B and E, which account for almost all human cases of disease. We have identified lead antigens against Serotypes A, B and E consisting of the Hc50 fragment of the botulinum toxin. Our preclinical data to date, demonstrates that Hc50, A and B are completely effective at low, mid and high doses as an intranasal vaccine and completely effective at the higher dose level orally in mice and rats. Ongoing studies are focused on serotype E and multivalent immunization experiments using serotype A, B and E antigens given simultaneously to animals. Further, we are engaged in formulation work to create a microencapsulated, enterically formulated oral dosage form, which we anticipate will be a more active and stable oral formulation improving immunogenicity and potency. To date much of the preclinical work is being conducted at Thomas Jefferson University under a sponsored research agreement funded by us. We have applied for and intend to continue to apply for research grants and contracts from the U.S. government to continue development of this vaccine. We have also recently entered into a joint development agreement with Dowpharma, a business unit of the Dow Chemical Company. Dowpharma is providing process development leading to current Good Manufacturing Practices (cGMP) production services for BT-VACC™ using its Pfēnex Expression TechnologyTM, a high yield expression system based on Pseudomonas fluorescens. Up to this point we have successfully demonstrated successful high expression of soluble material from all three Hc50 vaccine candidates.

Oraprine™

OraprineTM is an oral suspension of azathioprine, which we believe may be bioequivalent to the oral azathioprine tablet currently marketed in the United States as Imuran®.  We acquired the azathioprine drug (OraprineTM) as a result of the merger of Endorex and CTD in November 2001. Also acquired were patent applications licensed from Dr. Joel Epstein of the University of Washington. We conducted a Phase I bioequivalence trial following a trial conducted by Dr. Epstein that established the feasibility of the oral drug to treat oral ulcerative lesions resulting from graft versus host disease. Azathioprine is one of the most widely used immunosuppressive medications in clinical medicine. Azathioprine is commonly prescribed to organ transplant patients to decrease their natural defense mechanisms to foreign bodies (such as the transplanted organ).  The decrease in the patient’s immune system increases the chances of preventing rejection of the transplanted organ in the patient. OraprineTM may provide a convenient dosage form for patients who have difficulty swallowing pills or tablets, such as children.

LPM™ - Leuprolide

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

LPE ™ and PLP ™ Systems for Delivery of Water-Insoluble Drugs

We were developing two lipid-based systems, LPETM and PLPTM, to support the oral delivery of small molecules of water insoluble drugs. Such drugs include most kinds of cancer chemotherapeutics currently delivered intravenously. The LPETM system is in the form of an emulsion or an emulsion pre-concentrate incorporating lipids, polymers and co-solvents. We have filed for patent applications on the use of perillyl alcohol as a solvent, surfactant and absorption enhancer for lipophilic compounds. The polymers used in these formulations can either be commercially available or proprietary polymerized lipids and lipid analogs.

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

Intangibles

Currently, the most significant estimate or judgment that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in SFAS 2, "Accounting for Research and Development Costs". Based on this consideration, we capitalized all outside legal and filing costs incurred in the procurement and defense of patents, as well as amounts paid allowing us to license additional methods of vaccine delivery.

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

We capitalize and amortize intangibles over a period of 11 to 16 years. We capitalize payments made to legal firms that are engaged in filing and protecting our rights to our intellectual property and rights for our current products in both the domestic and international markets.

Research and Development Costs

Research and Development costs are charged to expense when incurred. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries and employee benefits, equipment depreciation and allocation of various corporate costs. Purchased in-process research and development expense (IPR&D) represents the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition.

Revenue Recognition

We recognize revenue from government grants. These revenues are recorded in the period in which they are earned. The consideration we receive is based upon a cost plus Facilities and Administrative (F&A) rate that provides funding for overhead expenses. In the second quarter of 2005, a new renegotiated F&A rate was established with the National Institutes of Health (“NIH”). The new F&A rate for 2004 was 40%. The new F&A rate for 2005 was 30%. The result of this rate increase was an increase to the original grant of $5,173,298 to $6,433,316. Part of this increase was attributed to the NIH reimbursement for overhead expenses for 2004 in the amount of $285,891 in the second quarter of 2005.

Material Changes in Results of Operations

We are a research and development company. The 2005 revenues and associated expenses were from an NIH Grant which we received in September 2004 and for an FDA grant which we received in September 2005. The NIH grant was associated with our ricin vaccine. The original amount of the NIH grant was $5,173,298. This was increased on May 6, 2005, to $6,433,316. The increase of $1,260,018 was awarded based on a new renegotiated F&A (facilities and administrative) rate with the NIH. Part of this increase was attributed to the NIH reimbursement for overhead expenses for 2004 in the amount of $285,891 in the second quarter of 2005. This new rate provided a fixed rate for facilities and administrative costs (overhead expenditures) that is applied against all costs associated with the grant awarded. The FDA grant was awarded on September 23, 2005 for the “Oral BDP for the Treatment of GI GVHD.” We begin recognizing revenue for this grant in the fourth quarter of 2005. The total amount of the one year grant is $318,750.

For the year ended December 31, 2005 we had grant revenue of $3,075,736 as compared to $997,482 in the 12 months ended December 31, 2004, an increase of $2,078,254, or 208%. We also incurred expenses related to that revenue in 2005 and 2004 of $2,067,034 and $936,636, respectively, an increase of $1,130,398, or 121%. These costs relate to payments made to subcontractors and universities in connection with the grants.

Although we have a gross profit, the gross profit is a result of the increase in the NIH award for a higher and more comprehensive F&A rate to provide for overhead expenditures and the FDA grant. In addition, the gross profit of $1,008,702, for the twelve months ended December 31, 2005, respectively, includes $285,891 from 2004, as reimbursement in the second quarter of 2005 for the new F&A rate.

For the 12 months ended December 31, 2005, we had a net loss applicable to common stockholders of $4,720,260 as compared to a $6,374,769 net loss applicable to common stockholders for the 12 months ended December 31, 2004, a decrease of $1,654,509, or 26%. Net loss applicable to common stockholders included the impact of preferred stock dividends, which totaled $503,195 in 2004, as compared to $0 in 2005. This decrease in the net loss is due largely to our increased gross profit generated by the government grants and to the costs reductions in general and administrative expenses.

During 2005, our research and development spending increased to $3,681,137 as compared to $3,656,776 for 2004; an increase of $24,361 or 1% as compared to 2004. The 2005 results for research and development (R&D) expenses increased in 2005 from 2004 because we had increased expenses in the third and fourth quarters for regulatory and filing consultant costs associated with the preparation of the NDA filing for orBec®.

General and administrative expenses for the 12 months ended December 31, 2005 were $2,162,616 as compared to $2,321,186 for the 12 months ended December 31, 2004, a decrease of $158,570, or 7%. This decrease is in part attributed to severance costs associated with several former employees paid in 2004. In 2004 we had severance payments and accrued severance due former employees approximating $160,000. For 2005, the decrease was primarily attributed to a reversal of $284,855 from reported income in 2004 for the variable accounting treatment of options granted to new employees under the stock option plan that have exceeded the number of allowed stock options under the plan.

We are required to perform an annual impairment test, which we perform in the fourth quarter of each year. During the fourth quarter of 2005, we completed our annual impairment test and determined that our intangible assets, namely, our patents were impaired by $164,336. The net book value of the intangible assets will be reviewed annually and whenever the possibility of impairment is indicated. Any resulting impairment is recorded in the income statement in the period in which it is identified and quantified.

Interest income for the 12 months ended December 31, 2005 was $78,242 as compared to $66,539 for the 12 months ended December 31, 2004, an increase of $11,704 or 18 This increase was primarily due to an increase in the number of days of available interest bearing cash balances in 2005 as compared to 2004 and higher interest rates on those balances.

Interest expense for the 12 months ended December 31, 2005 was a $36,549 credit as compared to $20,977 for the 12 months ended December 31, 2004, an increase of $57,546 or 274%. This decrease in the interest expense was due to reversal of interest expense because of an agreement reached with a pharmaceutical company for settlement of a note payable. This agreement required a payment of $41,865 in lieu of the $83,729 of interest we had accrued.

FINANCIAL CONDITION

As of December 31, 2005, we had cash and cash equivalents of $821,702 as compared to $2,332,190 as of December 31, 2004 and negative working capital of $319,675 as compared to $1,055,922 as of December 31, 2004. For the 12 months ended December 31, 2005, our cash used in operating activities was approximately $4,700,000, versus approximately $4,400,000 in 2004.

In 2004, we granted options to employees and directors that were conditional upon stockholder approval of an amendment to our 1995 omnibus option plan. Therefore, a measurement date did not exist, until approval could be gained at our annual stockholder meeting. In December 2004, we recorded a noncash expense of $284,555.

We expect our expenditures for 2006, under existing product development agreements and license agreements pursuant to letters of intent and option agreements to approximate $3,600,000. We anticipate grant revenues to offset manufacturing and research expenditures for the development of our ricin vaccine and for orBec® in the amount of approximately $2,300,000, pending completion of certain milestones.

As of September 30, 2005, we paid a note due of $115,948, which represents the remaining amount payable to a pharmaceutical company in connection with our joint ventures.

The following summarizes our contractual obligations at December 31, 2005, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Year 2005	Year 2006	Year 2007
Non-cancelable obligations (1)	$ 66,914	$ 52,628	-
TOTALS	$ 182,262	$ 52,628	$ -

(1) 3 year lease on corporate office entered into in 2003 and expiring in 2006

On January 17, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. The registration statement was declared effective on February 13, 2006. Fusion has agreed to purchase on each trading day $20,000 of our common stock up to an aggregate of $6,000,000 million over approximately a 15-month period, subject to earlier termination at our discretion. In our discretion, we may elect to sell less of our common stock to Fusion Capital than the daily amount and we may increase the daily amount as the market price of our stock increases. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.12. Under the terms we only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.12. Since we initially registered 9,000,000 shares for sale by Fusion Capital pursuant to this prospectus (excluding the 900,000 commitment fee shares and 62,500 expense reimbursement shares that we have registered), the selling price of our common stock to Fusion Capital will have to average at least $0.67 per share for us to receive the maximum proceeds of $6,000,000 without registering additional shares of common stock.

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

Based on our current rate of cash outflows, and assuming availability of the Fusion facility, we believe that our cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2007. However, if the Fusion facility were not available, due to our stock price trading below $0.12, within the next two to three months we would be required to raise cash in order to meet cash flow requirements for the next year. It is possible that within the upcoming nine months we will seek additional capital in the private and/or public equity markets to expand our operations, to respond to competitive pressures, to develop new products and services and to support new strategic partnerships. We may obtain capital pursuant to one or more corporate partnerships relating to orBec®. If we obtain additional funds through the issuance of equity or equity-linked securities, shareholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. The terms of any debt financing may contain restrictive covenants which may limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms or at all. If we are unable to obtain such financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities, respond to competitive pressures or continue our operations.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table contains information regarding the current members of the Board of Directors and executive officers:

Name	Age	Position
Alexander P. Haig, J.D.	53	Chairman of the Board
Steve H. Kanzer, C.P.A., J.D.	42	Vice Chairman
Michael T. Sember, M.B.A.	56	Chief Executive Officer, President, and Director
Evan Myrianthopoulos	41	Chief Financial Officer, and Director
James S. Kuo, M.D., M.B.A.	41	Director
T. Jerome Madison, C.P.A.	65	Director
James Clavijo, C.P.A., M.A.	40	Controller, Treasurer, and Corporate Secretary

Alexander P. Haig, J.D., has been a director since 2004 and currently serves as our non-employee Chairman of the Board. Since 1988, Mr. Haig has served as the managing director of Worldwide Associates, Inc., a firm representing multi-national corporations and early stage development companies in marketing and business strategies. From 1992 to 1996, Mr. Haig also served as president of US-CIS Ventures, a privately held company active in transactions and projects in China and the former Soviet Union. From 1999 to 2002, Mr. Haig also served as Chairman and CEO of Sky Station International, Inc., a privately held telecommunications company. Mr. Haig has worked on a wide variety of projects for Worldwide Associates with particular emphasis on aerospace and pharmaceutical technologies and was active in providing strategic and financial advice to a broad range of companies from early stage through initial public offerings, including America Online, Inc. Previously a partner in a large private law firm, Mr. Haig concentrated on international trade and corporate matters. He received his undergraduate and law degrees from Georgetown University.

Steve H. Kanzer, C.P.A., J.D., has been a director since 1996 and currently serves as the non-executive Vice Chairman of the Board. Mr. Kanzer served as our Interim President from June 30, 2002 through January 4, 2003. Since December 2000, he has served as Chairman of Accredited Ventures Inc. and Accredited Equities Inc., respectively, a venture capital firm and NASD member investment bank specializing in the biotechnology industry. He also serves as President and/or a member of the board of directors of several private biopharmaceutical companies, including Pipex Therapeutics, Solovax, Inc., General Fiber, Inc., Effective Pharmaceuticals, Inc. and CD4 Biosciences, Inc.., each of which are involved in the licensing and development of clinical stage investigational new drugs and life science technologies. Since September 2004, he assumed the role as Chairman and Chief Executive Officer of Pipex Therapeutics, Inc., a biopharmaceutical company located in Ann Arbor, Michigan focusing on late stage products. From January 2001 until October 2003, Mr. Kanzer also served as President of Developmental Therapeutics, Inc. until its acquisition by Titan Pharmaceuticals, Inc. in October 2003. Prior to founding Accredited Ventures and Accredited Equities in December 2000, Mr. Kanzer was a co-founder of Paramount Capital, Inc. in 1992 and served as Senior Managing Director - Head of Venture Capital of Paramount Capital until December 2000. While at Paramount Capital, Mr. Kanzer was involved in the formation and financing of a number of biotechnology companies, including our company as well as a private biopharmaceutical company, Corporate Technology Development, Inc. ("CTD"). Mr. Kanzer was full-time Chief Executive Officer of CTD from March 1998 until December 2000 and part-time Chief Executive Officer from December 2000 until our company completed its acquisition of CTD in November 2001. From 1995 until June 1999, Mr. Kanzer was a founder and Chairman of Discovery Laboratories, Inc., a public biotechnology company. From 1997 until 2000, he was President of PolaRx Biopharmaceuticals, Inc. a biopharmaceutical company that licensed and developed TRISENOX®, a leukemia drug currently marketed by Cephalon, Inc. Prior to joining Paramount Capital in 1992, Mr. Kanzer was an attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom in New York. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. in accounting from Baruch College.

Michael T. Sember, M.B.A., became the Company's Chief Executive Officer, President and Director in December 2004. Mr. Sember brings 30 years of broad experience working with both public and private pharmaceutical and biotech companies in the U.S. and Europe. Mr. Sember has an extensive business development, operating and financial background which includes involvement with nearly 100 licensing transactions and several corporate acquisitions. Formerly he was Managing Director of EGB Advisors, LLC from December 2003 to December 2004, a business consulting firm and biotech incubator. Prior to joining EGB Advisors, LLC he was President and Chief Operating Officer of Women First Healthcare, from September 2003 to December 2003, a specialty pharmaceutical company. Prior to joining Women First Healthcare, he was President and Chief Operating Officer of Deltagen, Inc., from April 2002 to December 2002, a genomics company. Both Women's First Healthcare and Deltagen filed bankruptcy petitions subsequent to Mr. Sember's tenure at each company. Mr. Sember was not a member of the executive management or an employee of either company during the period leading up to their engagement of him to assist in their efforts to accomplish a restructuring of their business. Prior to joining Deltagen, Inc. he was Executive Vice President of Business Development with Élan Corporation, from September 1991 to March 2002. At Élan he was responsible for building a strategic alliance portfolio, which included over 30 products in clinical development across several therapeutic areas including neurology, oncology, and pain management. During this period he generated approximately $900 million in licensing revenue during the development of the alliance portfolio. While at Élan he was also responsible for managing an investment portfolio valued at approximately $1.25 billion. In addition to this experience Mr. Sember has served on the Boards of eight public and private biotech companies and on the Advisory Boards of several venture capital firms, and currently serves on the board of Directors of Iomed Inc., a publicly traded company. Mr. Sember received a bachelor's degree from the University of Pittsburgh and a Master of Business Administration degree from Rockhurst University.

Evan Myrianthopoulos, has been a director since 2002 and is currently the Chief Financial Officer after joining the Company in November of 2004 as President and Acting Chief Executive Officer. From November 2001 to November 2004, he was President and founder of CVL Advisors, Group, Inc., a financial consulting firm specializing in the biotechnology sector. Prior to founding CVL Advisors Group, Inc., Mr. Myrianthopoulos was a co-founder of Discovery Laboratories, Inc., a public specialty pharmaceutical company developing respiratory therapies. During his tenure at Discovery from June 1996 to November 2001, Mr. Myrianthopoulos held the positions of Chief Financial Officer and Vice President of Finance, where he was responsible for raising approximately $55 million in four private placements. He also helped negotiate and managed Discovery's mergers with Ansan Pharmaceuticals and Acute Therapeutics. Prior to co-founding Discovery, Mr. Myrianthopoulos was a Technology Associate at Paramount Capital Investments, L.L.C., a New York City based biotechnology venture capital and investment banking firm. Prior to joining Paramount Capital, Mr. Myrianthopoulos was a managing partner at a hedge fund, and also held senior positions in the treasury department at the National Australia Bank where he was employed as a spot and derivatives currency trader. Mr. Myrianthopoulos holds a B.S. in Economics and Psychology from Emory University.

James S. Kuo, M.D., M.B.A., has been a director since 2004. Since January 2003, Dr. Kuo was a founder, and currently serves as Chairman and Chief Executive Officer of BioMicro Systems, a private nanotechnology company.  Formerly, Dr. Kuo was co-founder, President and Chief Executive Officer of Discovery Laboratories, Inc. from January 2002 to December 2002, where he raised over $22 million in initial private funding and successfully took the company public. Prior to that, he served as Vice President Business Development, from 2001 to 2002, of Metabasis, Inc. From 2000 to 2001, Dr. Kuo served as Vice President Worldwide Business Development of Genset Corporation. He has held senior business development positions at Pfizer, and Myriad Genetics. Dr. Kuo has also been Managing Director of Venture Analysis at HealthCare Ventures and Vice President at Paramount Capital Investments.  Dr. Kuo is also a founder and former director of ArgiNOx, a private cardiovascular drug development company.  Dr. Kuo simultaneously received his M.D. from the University of Pennsylvania School of Medicine and his M.B.A. from the Wharton School of Business.

T. Jerome Madison, C.P.A., M.B.A., has been a director since May 2005 and is currently a General Partner at Founders Court, a company specializing in management buyouts of companies with significant growth potential. From 1982 to 1986, he was a co-founder and Chief Financial Officer of Cytogen, a cancer biotechnology company. From 1977 to 1982, he was with Rhone Poulenc Rorer (n/k/a Sanofi-Aventis), a major international pharmaceutical company, where he held the position of Corporate Controller and Chief Accounting Officer. Prior to that, Mr. Madison held financial positions at Abbott Laboratories and KPMG. Prior to joining KPMG, Mr. Madison served in the U.S. Navy as a Naval Flight Officer. Mr. Madison is a Certified Public Accountant and received his B.S. from Wharton School of the University of Pennsylvania and his M.B.A. from Monmouth University.

James Clavijo, C.P.A., M.A. Mr. Clavijo joined our company in October 2004 and is currently our Controller, Treasurer, and Corporate Secretary. He brings 15 years of senior financial management experience, involving both domestic and international entities, and participating in over $100 Million in equity and debt financing. Prior to joining DOR, Mr. Clavijo, held the position of Chief Financial Officer for Cigarette Racing Team (Miami, FL), from July 2003 to October 2004. During his time with Cigarette he was instrumental in developing a cost accounting manufacturing tracking system and managed the administration and development of an IRB Bond related to a 10 acre, 100,000 square foot facility purchase. Prior to joining Cigarette Racing Team, Mr. Clavijo held the position of Chief Financial Officer for Gallery Industries, from November 2001 to July 2003, a retail and manufacturing garment company. Prior to joining, Gallery, he served as Corporate Controller, for A Novo Broadband, from December 2000 to November 2001, a repair and manufacturing telecommunications company where he managed several mergers and acquisitions and corporate restructuring. Prior to joining A Novo Broadband, he served as Chief Financial Officer of AW Industries, from August 1997 to December 2000, a computer parts manufacturer. He also, held the position of Finance Manager for Wackenhut Corporation in the U.S. Governmental Services Division. In addition, he served in the U.S. Army from 1983 to 1996 in both a reserve and active duty capacity for personnel and medical units. Mr. Clavijo holds a Master in Accounting degree from Florida International University, a Bachelor in Accounting degree from the University of Nebraska, and a Bachelor in Chemistry degree from the University of Florida. Mr. Clavijo is a licensed Certified Public Accountant in the state of Florida.

General Alexander M. Haig, Jr., Mr. Haig currently serves on our Strategic Advisory Board. He previously served as Chairman of the Board of Directors from December 2002 to November 2004. Since 1984, Mr. Haig has been Chairman and President of Worldwide Associates, Inc., a Washington D.C. based international advisory firm. He served as Secretary of State (1981-82), President and Chief Operating officer of United Technologies Corporation (1979-81), and Supreme Allied Commander in Europe (1974-79). Previously, he was White House Chief of Staff for the Nixon and Ford administrations, Vice Chief of Staff of the U.S. Army and Deputy National Security Advisor. Mr. Haig currently serves on the Board of Directors of MGM Mirage, Inc. and Metro-Goldwyn Mayer, Inc. He is also the host of his own weekly television program, "World Business Review".

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on our review of the copies of such reports received by us, and representations from certain reporting persons, we believe that, during the year ended December 31, 2005, our directors, executive officers and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except Form 4’s for Alex P. Haig; Steven H. Kanzer; James Kuo; and T. Jerome Madison.

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

Audit Committee Financial Expert

We have an audit committee comprised of Dr. Kuo and Mr. Madison. The board of directors has determined that Dr. Kuo and Mr. Madison qualify as an “audit committee financial expert,” as defined under the rules of the Securities and Exchange Commission. The board of directors has also determined that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee.

Item 10. Executive Compensation.

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2003, 2004 and 2005, to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2005 (collectively, the "Named Executive Officers").
Name	Position	Years	Annual Salary	Annual Bonus	All Other Compensation	Long term Compensation Awards Securities Underlying Options
Michael Sember (1)	CEO	2005	$300,000	$100,000	$57,398	2,000,000
		2004	$20,000	-	-	2,000,000
Evan Myrianthopoulos (2)	CFO	2005	$185,000	$50,000	$35,744	-
		2004	$25,694	-	-	650,000
James Clavijo (3)	Controller	2005	$125,000	$25,000	-	150,000
		2004	$27,500	-	-	100,000
Geoff Green (4)	Acting	2004	$124,490	$26,667	-	700,000
	CEO	2003	$55,464	-	-	-
Ralph Ellison (5)	CEO	2004	$323,076	$108,333	-	2,000,000
		2003	$200,000	-	-	-

(1) Mr. Sember joined in December 2004. Mr. Sember deferred payment of half of his 2005 annual bonus or $50,000. Other Compensation includes costs for transportation, travel and lodging.

(2) Mr. Myrianthopoulos joined in November 2004 as President and Acting Chief Executive Officer and then in December 2004 he accepted the position of Chief Financial Officer. Mr. Myrianthopoulos deferred payment of half of his 2005 annual bonus or $25,000. Other Compensation includes costs for transportation, travel and lodging.

(3) Mr. Clavijo joined in October 2004.

(4) Mr. Green joined in July 2003 as Vice President, Clinical Operations and then in July 2004 accepted the position of President and Acting Chief Executive Officer. Mr. Green resigned in November 2004.

(5) Dr. Ellison joined in March 2003 and resigned in July 2004.

The following table contains information concerning options granted to the Named Executive Officers during the fiscal year ended December 31, 2005. We have never issued Stock Appreciation Rights.

Named Executive Officer	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year (1)	Exercise Price ($/share)(2)	Expiration Date
Michael Sember	-	N/A	N/A	N/A
Evan Myrianthopoulos	-	N/A	N/A	N/A
James Clavijo (3)	150,000	30%	$0.45	2/22/2015

(1) Based on options to purchase an aggregate of 500,000 shares of our common stock granted to employees and non-employee board members in the fiscal year ended December 31, 2005, including all options granted to the Named Executive Officers in all capacities in the fiscal year ended December 31, 2005.

(2) The exercise price of each grant is equal to the fair market value of the company's common stock on the date of the grant.

(3) Mr. Clavijo's options vested 50,000 on date of grant, February 22, 2005, with the balance vesting every three months from grant date, at a rate of 8,333 options per three month period.

Fiscal Year-End Option Table

        The following table provides information on the total number of exercisable and unexercisable stock options held at December 31, 2005 by the Named Executive Officers. None of the Named Executive Officers exercised any options during fiscal year 2005.

Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Named Executive Officer	Exercisable	Unexercisable	Exercisable	Unexercisable(1)
Michael Sember	1,120,000	880,000	-	-
Evan Myrianthopoulos	316,668	333,332	-	-
James Clavijo	108,332	141,668	-	-

(1) Based on the difference between the option's exercise price and a closing price of $0.27 for the underlying common stock on December 31, 2005 as reported by the American Stock Exchange.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below provides information regarding the beneficial ownership of the Common Stock as of March 15, 2006. (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Except as otherwise indicated, each stockholder's percentage ownership of our common stock in the following table is based on 52,064,147 as of March 15, 2006 shares of common stock outstanding.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Silverback Asset Management, LLC (1)	3,837,700	7.14%
SF Capital Partners (2)	3,817,046	7.10%
Alexander P. Haig (3)	1,050,000	2.02%
Steve H. Kanzer (4)	2,135,635	4.10%
James S. Kuo (5)	155,000	*
T. Jerome Madison (6)	100,000	*
Evan Myrianthopoulos (7)	794,677	1.53%
Michael T. Sember (8)	1,230,000	2.36%
James Clavijo (9)	116,665	*
All directors and executive officers as a group (7 persons)	5,581,977	10.72%

* Indicates less than 1%.

(1) Includes 1,665,000 shares of common stock issuable upon exercise of warrants until August 2010. Reference to this was as reported on Schedule 13G filed with the SEC on February 14, 2006. According to this Schedule 13G, Elliot Bossen may be deemed to be a beneficial owner of all of these shares as a result of acting as the sole managing member of Silverback, and Silverback Master Ltd. may be deemed the beneficial owner of 3,108,000 of these shares. The address for Silverback is 1414 Raleigh Road, Suite 250, Chapel Hill, NC 27517.

(2) Includes 1,139,387 shares of common stock beneficially owned by SF Capital Partners Ltd, 1,012,659 shares of common stock issuable upon exercise of warrants within 60 days and 1,665,000 shares of common stock issuable upon exercise of warrants until August 2010. Reference to this was as reported on Schedule 13G filed with the SEC on February 15, 2005. According to this Schedule 13G, Michael A. Roth and Brian J. Stark may be deemed to be beneficial owners of these shares as a result of their acting as managing members of Stark Offshore Management, LLC, which acts as investment manager and has sole power to direct the management of SF Capital. The address for SF Capital Partners Ltd. is 3600 South Lake Drive St. Francis, WI 53235.

(3) Consists of 1,050,000 options to purchase common stock within 60 days of February 3, 2006. The address of Mr. Haig is c/o DOR BioPharma, 1691 Michigan Ave, Suite 435, Miami Beach, FL 33139.

(4) Includes 1,069,437 shares of common stock owned by Mr. Kanzer, 349,398 warrants to purchase shares of common stock and 716,800 options to purchase common stock within 60 days of February 3, 2006. The address of Mr. Kanzer is c/o DOR BioPharma, 1691 Michigan Ave, Suite 435, Miami Beach, FL 33139.

(5) Includes 150,000 options to purchase common stock and 5,000 warrants to purchase shares of common stock within 60 days of February 3, 2006. The address of Dr. Kuo is c/o DOR BioPharma, 1691 Michigan Ave, Suite 435, Miami Beach, FL 33139.

(6) Includes 100,000 options to purchase common stock within 60 days of February 3, 2006. The address of Mr. Madison is c/o DOR BioPharma, 1691 Michigan Ave, Suite 435, Miami Beach, FL 33139.

(7) Includes 608,335 options to purchase common stock and 186,342 warrants to purchase common stock within 60 days of February 3, 2006. The address of Mr. Myrianthopoulos is c/o DOR BioPharma, 1691 Michigan Ave, Suite 435, Miami Beach, FL 33139.

(8) Includes 1,230,000 options to purchase common stock within 60 days of February 3, 2006. The address of Mr. Sember is c/o DOR BioPharma, 1691 Michigan Ave, Suite 435, Miami Beach, FL 33139.

(9) Includes 116,665 options to purchase common stock within 60 days of February 3, 2006. The address of Mr. Clavijo is c/o DOR BioPharma, 1691 Michigan Ave, Suite 435, Miami Beach, FL 33139.

Equity Compensation Plan Information

In December 2005 our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average Exercise Price Outstanding options, warrants and rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	9,826,838	$ 0.61	6,800,000
Equity compensation plans not approved by security holders	-	-	-
TOTAL	9,826,838	$0.61	6,800,000

(1) Includes our 1995 Amended and Restated Omnibus Incentive Plan and our 2005 Equity Incentive Plan. Out Plan expired in 2005 and thus no securities remain available for future issuance under that plan.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits

(1)	Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004.

(iii)	Consolidated Statement of Operations for the years ended December 31, 2005 and 2004.

(iv)	Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004.

(v)	Consolidated Statement of Stockholders’ Equity for the years December 31, 2005 and 2004.

(vi)	Notes to Consolidated Financial Statements.

(2)	Exhibits:

3.1	Amended and Restated Certificate of Incorporation. (10)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (14)

3.3	By-laws. (11)

4.1	Form of Investor Warrant issued to each investor dated as of April 12, 2000. (1)

4.2	Finder Warrant issued to Paramount Capital, Inc. dated as of April 12, 2000. (1)

4.3	Warrant issued to Aries Fund dated as of May 19, 1997. (1)

4.4	Warrant issued to Aries Domestic Fund, L.P. dated as of May 19, 1997. (1)

4.5	Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997. (2)

4.6	Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997. (2)

4.7	Warrant issued to Élan International Services, Ltd. dated January 21, 1998. (3)

4.8	Form of Warrant to be issued to CTD warrant holders. (4)

4.9	Form of Warrant issued to each investor in the December 2002 private placement. (14)

4.10	Form of Warrant issued to each investor in the September 2003 private placement. (8)

4.11	Form of Warrant issued to each investor in the March 2004 private placement. (9)

4.12	Form of Warrant issued to each investor in the March 2004 private placement. (9)

4.13	Form of Warrant issued to each investor in the February 2005 private placement. (13)

10.1	Amended and Restated 1995 Omnibus Incentive Plan. (10)

10.2	Lease dated September 1, 2003 between the Company and L.N.R. Jefferson LLC. (15)

10.4	Form of Affiliate Agreement dated as of August 15, 2001 by and between the Company and the affiliates of CTD. (5)

10.5	Noncompetition and Nonsolicitation Agreement entered into by and among the Company, CTD and Steve H. Kanzer dated as of November 29, 2001. (7)

10.6	Termination of the Endorex Newco joint venture between the Company, Élan Corporation, Élan international services, and Elan Pharmaceutical Investments dated December 12, 2002. (7)

10.7	Option Agreement with General Alexander M. Haig Jr. (7)

10.8	Separation agreement and General Release between the Company and Ralph Ellison dated July 9, 2004. File Herewith.

10.9	License Agreement between the Company and The University of Texas Southwestern Medical Center

10.10	License Agreement between the Company and Thomas Jefferson University

10.11	License Agreement between the Company and The University of Texas Medical Branch

10.12	Consulting Agreement between the Company and Lance Simpson of Thomas Jefferson University

10.13	Form of Subscription Agreement between the Company and each investor dated July 18, 2003. (8)

10.14	Form of Securities Purchase Agreement between the Company and each investor dated March 4, 2004. (9)

10.15	Employment agreement between the Company and Greg Davenport dated September 1, 2004. Filed Herewith.

10.16	Employment agreement between the Company and Mike Sember dated December 7, 2004. Filed Herewith.

10.17	Employment agreement between the Company and Evan Myrianthopoulos dated December 7, 2004. Filed Herewith.

10.18	Employment agreement between the Company and James Clavijo dated February 18, 2005. Filed Herewith.

10.19	Form of Securities Purchase Agreement between the Company and each investor dated February 1, 2005 (13).

10.20	Amendment No. 1 dated February 17, 2005 to the Securities Purchase Agreement between the Company and each investor dated February 1, 2005. Filed herewith.

10.21	Form Registration Rights agreement between the Company and each investor dated February 1, 2005. (14).

10.22	2005 Equity Incentive Plan dated December 12, 2005 of the definitive proxy statement. (16).

10.23	Form S-8 Registration of Stock Options Plan dated December 30, 2005. (14).

10.24	Form of Securities Purchase Agreement between the Company and each investor dated January 17, 2006. (17).

10.25	Form of Registration Rights agreement between the Company and each investor dated January 17, 2006. (17).

21.	Subsidiaries of the Company. Filed therewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Filed therewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. Filed therewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed therewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed therewith.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report .

(1)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333- 36950), as amended on December 29, 2000.

(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1997.

(4)	Incorporated by reference to our Registration Statement on Form S-4 filed on October 2, 2001.

(5)	Incorporated by reference to our current report on Form 8-K filed on December 14, 2001.

(6)	Incorporated by reference to our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to our current report on Form 8-K filed on July 18, 2003.

(9)	Incorporated by reference to our current report on Form 8-K filed on March 4, 2004.

(10)	Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 2003.

(11)	Incorporated by reference to our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003.

(12)	Incorporated by reference to our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2003.

(13)	Incorporated by reference to our current report on Form 8-K filed on February 3, 2005.

(14)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-130801).

(15)	Incorporated by reference to our current report on Form 8-K filed on January 20, 2006.

(16)	Incorporated by reference to Appendix D to our Proxy Statement filed December 12, 2005.

(17)	Incorporated by reference to our Registration Statement on Form SB-2/A (File No. 333-131166).

Item 14. Principal Accountant Fees and Services

	December 31,
	2005	2004
Audit fees	$91,265	$65,574
Audit related fees	4,801	-
Tax fees	12,956	22,488
Total	$109,022	$88,062

Audit Fees

The aggregate fees billed during the years ended December 31, 2005 and 2004 by Sweeney, Gates & Co., our principal accountants in 2005 and 2004, for the audit of our financial statements for each of those years, the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those financial years and audit issues related to equity transactions were $91,265 and $65,574, respectively.

Audit Related Fees

The aggregate fees billed for audit related fees such as registration statements during the years ended December 31, 2005 and 2004 for any assurance and related services were $4,801 and $0, respectively.

Tax Fees

Our current principal accountants Sweeney, Gates & Co. billed us $12,956 and $22,488 for tax compliance, tax advice and tax planning for the year ended December 31, 2005 and 2004, respectively.

Other Fees

Neither of our principal accountants billed us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2005 and 2004.

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

DOR BIOPHARMA, Inc. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	59

Consolidated Financial Statements:

Balance Sheets as of December 31, 2005	60

Statements of Operations for the years ended December 31, 2005 and 2004	61

Statements of Changes in Shareholders’ Equity for the years ended
December 31, 2005 and 2004	62

Statements of Cash Flows for the years ended December 31, 2005 and 2004	63

Notes to Financial Statements	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DOR BioPharma, Inc.,

We have audited the accompanying consolidated balance sheet of DOR BioPharma, Inc. and subsidiaries at December 31, 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principals.

Sweeney, Gates & Co.

Fort Lauderdale, Florida
March 17, 2006

DOR BioPharma, Inc.
Consolidated Balance Sheet
December 31, 2005

Assets Current assets:
Cash and cash equivalents	$821,702
Grants receivable	564,330
Prepaid expenses	138,794
Total current assets	1,524,826

Office and laboratory equipment, net	44,728
Intangible assets, net	1,803,020
Total assets	$3,372,574
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,530,900
Accrued royalties	60,000
Accrued compensation	148,601
Accrued other expenses	105,000
Total current liabilities	1,844,501
Shareholders’ equity:
Common stock, $.001 par value. Authorized 150,000,000
shares; 50,612,504 issued and outstanding	50,612
Additional paid-in capital	86,045,192
Accumulated deficit	(84,567,731)

Total shareholders’ equity	1,528,073
Total liabilities and shareholders’ equity	$3,372,574

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the years ended December 31,

	2005		2004
Revenues		$3,075,736		$997,482
Cost of revenues		(2,067,034)		(936,636)
Gross profit		1,008,702		60,846

Operating expenses:
Research and development		3,681,137		3,656,776
General and administrative		2,162,616		2,321,186
Total operating expenses		5,843,753		5,977,962

Loss from operations		(4,835,051)		(5,917,116)

Other income (expense):
Interest income		78,242		66,539
Interest (expense) reversal		36,549		(20,977)
Total other income (expense)		114,791		45,542
Net loss		(4,720,260)		(5,871,574)
Preferred stock dividends		-		(503,195)
Net loss applicable to common shareholders	$	(4,720,260)	$	(6,374,769)
Basic and diluted net loss per share applicable to common shareholders	$	(0.09)	$	(0.16)

Basic and diluted weighted average common shares outstanding		49,726,249		40,626,621

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2005 and 2004

	Series B Preferred Stock		Common Stock		Additional Paid-	Accumulated	Treasury Stock
	Shares	Stated Value	Shares	Par Value	In capital	Deficit	Shares	Cost
Balance, January 1, 2004	126,488	$12,648,768	34,893,765	$34,894	$67,005,276	($73,975,897)	172,342	($468,267)

Issuance of common stock, from private placement	-	-	4,113,925	4,114	3,035,755	-	-	-

Conversion of preferred stock to common stock	(128,203)	(12,820,303)	2,886,438	2,886	12,817,417	-	-	-

Exercise of shares from options or warrants	-	-	377,976	378	104,269	-	-	-

Preferred stock dividends	1,715	171,535	-	-	(171,535)	-	-	-

Non-cash compensation	-	-	-		467,183	-	-

Purchase of treasury stock	-	-	-		-	-	2,000	(1,316)

Treasury stock retired	-	-	(53,700)	(54)	(41,832)	-	(53,700)	41,886

Net loss	-	-	-		-	(5,871,574)	-

Balance, December 31, 2004	-	$-	42,218,404	$42,218	$83,216,533	$79,847,471	120,642	($427,697)

Issuance of common stock, from private placement	-	-	8,396,100	8,396	3,539,897	-	-	-

Treasury stock retired	-	-	(2,000)	(2)	(426,383)	-	(120,642)	427,697

Reversal of non-cash compensation	-	-	-	-	(284,855)	-	-	-

Net loss	-	-	-	-	-	4,720,260	-	-

Balance, December 31, 2005	-	$-	50,612,504	$50,612	$86,045,192	($84,567,731)	-	$-

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Cash Flows
For the years ending December 31,

	2005		2004
Operating activities
Net loss	$	(4,720,260)	$	(5,871,574)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation		194,284		296,234
Impairment expense for intangibles		164,346		6,215
Non-cash stock compensation		(284,855)		467,183

Change in operating assets and liabilities:
Grants receivable		178,657		(722,033)
Prepaid expenses		(79,191)		96,240
Accounts payable		(167,039)		1,457,371
Accrued royalties		(40,000)		(220,000)
Accrued compensation and other expenses		83,356		82,588
Total adjustments		49,558		1,463,798

Net cash used by operating activities		(4,670,702)		(4,407,776)

Investing activities:
Purchases of office and laboratory equipment		(21,561)		(10,559)
Acquisition of intangible assets		(250,570)		(267,096)
Net cash used by investing activities		(272,131)		(277,655)
Financing activities:
Repayments of note payable		(115,948)		(243,119)
Net proceeds from issuance of common stock		3,548,293		3,039,870
Proceeds from exercise of options		-		104,647
Purchases of common stock for treasury		-		(1,316)
Net cash provided by financing activities		3,432,345		2,900,082

Net (decrease) in cash and cash equivalents		(1,510,488)		(1,785,349)
Cash and cash equivalents at beginning of period		2,332,190		4,117,539
Cash and cash equivalents at end of period		$821,702		$2,332,190

Supplemental disclosure of cash flow:
Cash paid for interest		$41,865		$3,383
Non-cash transactions:
Non-cash stock option expense (reversal)	$	(284,855)		$393,913
Issuance of preferred stock dividend in kind				$171,535
Issuance of common stock for intangible assets				$32,778
Options for increase in subsidiary ownership				$88,740
Issuance of common stock to induce preferred stock conversion				$331,660

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business

Nature of Business

The Company is a biopharmaceutical company incorporated in 1987, focused on the development of biodefense vaccines and biotherapeutic products intended for areas of unmet medical need. DOR’s biodefense business segment consists of converting biodefense vaccine programs from early stage development to advanced development and manufacturing. DOR’s biotherapeutic business segment consists of development of orBec® and other biotherapeutics products namely OraprineTM, LPMTM-Leuprolide, and LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs.

During the year ending December 31, 2005, the Company had one customer, the U.S. Federal Government. All revenues were generated from two U.S. Federal Government Grants. As of December 31, 2005 all outstanding receivables were from the U.S. Federal Government, National Institute of Health and The Food and Drug Administration.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include DOR BioPharma Inc., and its wholly owned subsidiaries (“DOR” or the “Company”). The Company owns an 89.13% interest in Enteron Pharmaceuticals, Inc., its subsidiary developing orBec®. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Information

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

Grants Receivable

Receivables consist of unbilled amounts due from grants from the U.S. Federal Government, National Institute of Health and The Food and Drug Administration. The amounts were billed in the month subsequent to year end. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be charged to operations when that determination is made.

Intangible Assets

Intangible assets consist of patent costs, principally legal fees, and, upon application for the patent, are amortized on a straight-line basis over the shorter of the estimated useful life of the patent or the regulatory life

Impairment of Long-Lived Assets

Office and laboratory equipment and intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgment.

The Company recorded impairment of intangible assets of $164,346 and $6,215 for the years ended December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, current liabilities and debt obligations, are considered to be representative of their respective fair values.

Revenue Recognition

The Company recognizes revenue from government grants. These revenues are recorded in the period in which they are earned. The consideration received is based upon a cost plus Facilities and Administrative (F&A) rate that provides funding for overhead expenses. Similar to many cost-reimbursable grants, these government grants are typically subject to audit and adjustment by the government.

Research and Development Costs

Research and Development costs are charged to expense when incurred. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries and employee benefits, equipment depreciation and allocation of various corporate costs.

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

December 31,
	2005		2004
Net loss applicable to common shareholders
As reported	$	(4,720,260)	$	(6,374,769)
Add stock-based employee compensation expense related to stock options determined under fair value method		(393,226)		(1,023,368)
Amounts (credited) charged to income		(284,855)		284,855
Pro forma net loss according to SFAS 123	$	(5,398,341)	$	(7,113,282)
Net loss per share:
As reported, basic and diluted	$	( 0 .09)	$	( 0 .16)
Pro forma, basic and diluted	$	( 0 .11)	$	( 0 .18)

The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.48 and $0.44 for 2005 and 2004, respectively.

The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 121% and 129% in 2005 and 2004, respectively and average risk-free interest rates in 2005 and 2004 of 3.75% and 3.5%, respectively.

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

Income Taxes

   The Company files a consolidated federal income tax return and utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2005 because of the net operating losses incurred by the Company since its inception.

Net Loss Per Share

In accordance with accounting principles generally accepted in the United States of America, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods (excluding shares that are not yet issued). The effect of stock options, warrants and convertible preferred stock is antidilutive for all periods presented.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. As such, effective with the Company’s first fiscal quarter of 2006, SFAS No. 123R will eliminate the Company’s ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue options to its employees or non-employee directors. The Company will adopt this policy effective January 1, 2006 and is in the process of evaluating the impact adoption of will have on the consolidated financial statements.

In December 2004, the FASB issued SEAS No. 153, “Exchange of Non-monetary Assets, an amendment of APB Opinion No 29, Accounting for Non-monetary Transactions”. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects to adopt the standard during the fiscal year 2006. The Company is evaluating the requirements of SFAS No. 153 and has not determined the impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3. Liquidity and Management’s Plan

The Company has incurred continuing losses since its inception in 1987. At December 31, 2005 the Company had negative working capital of $319,675, a net loss of $4,720,260 and was delinquent in its payment of some of its obligations. The Company expects to sustain additional losses in 2006. Due to insufficient equity to meet American Stock Exchange requirements, the Company expects to be delisted from the Exchange on or shortly after March 31, 2006. This may adversely affect the ability of the Company to raise equity or debt capital. Moreover, the Company’s ability to raise additional funding may be compromised should the Food and Drug Administration deny initial approval of orBec for sale in the United States.

Management’s plan to generate positive cash flows either from operations or financing includes the following:

•
In January 2006, the Company entered into a $6,000,000, 15 month equity financing agreement with an institutional investor to fund operations through the first quarter of 2007. This agreement provides for the sale of $20,000 of common stock per working day (the amount can be increased if the stock price is greater than $0.40). The stock price must be greater than $0.12 in order to use the financing agreement. According to the Company’s management, this funding will be sufficient for research and administration through this period.

•	The Company plans to continue seeking sources for additional equity financing.
•	The Company has taken steps to be traded on the Over The Counter (“OTC”) bulletin board.
•	The Company plans to continue seeking grant funds from governmental sources.
•
The Company believes that if there were no other sources of financing and it is not able to utilize the funding from the investment banking organization, reductions or discontinued operations of several of the Company’s programs may be required. If this should occur, the Company believes it could continue to operate over the next four quarters at a reduced level and only continue with the existing NIH and FDA grant projects.

•	The Company is also exploring outlicensing opportunities for its BioTherapeutic and BioDefense programs.

There is no assurance that the Company will be able to successfully implement the plan or will be able to generate cash flows from either operations or from equity financings.

4. Office and Laboratory Equipment

Office and laboratory equipment are stated at cost. Depreciation is computed on a straight-line basis over five years. Office and laboratory equipment consisted of the following:

	December 31,
	2005	2004
Office equipment	$115,108	$95,417
Laboratory equipment	23,212	23,212
Total	138,320	118,629
Accumulated depreciation	(93,592)	(68,149)
	$44,728	$50,480

Depreciation expense was $25,443 and $20,875 for the years ended December 31, 2005 and 2004, respectively.

5. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2005	10.2	$2,605,472	$802,452	$1,803,020
December 31, 2004	10.6	$2,611,195	$728,741	$1,882,454

Amortization expense was $168,841 and $302,449 for 2005 and 2004, respectively.

Based on the balance of licenses and patents at December 31, 2004, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Amount
2006	$ 170,000
2007	170,000
2008	170,000
2009	170,000
2010	170,000

License fees and royalty payments in connection with the below agreements are expensed annually.

In July 2003, the Company entered into an exclusive license agreement with University of Texas South Western (UTSW) for administering the ricin vaccine via the intramuscular route for initial license fees of 250,000 shares valued at $200,000 of DOR common stock and $200,000 in cash. Subsequently, the Company negotiated the remaining intranasal and oral rights to the ricin vaccine for $50,000 in annual license fees in subsequent years. On March 1, 2005 the Company signed a sponsored research agreement with UTSW extending through March 31, 2007. For $190,000 UTSW will grant the Company certain rights to intellectual property.

In October 2003, the Company executed an exclusive license agreement with the University of Texas System (UTMB) for the use luminally-active steroids, including beclomethasone dipropionate (BDP) in the treatment of irritable bowel syndrome. Pursuant to this agreement the Company paid UTMB a license fee of $10,000 and also agreed to pay an additional $10,000 license fee expense each year. The Company also agreed to pay past and future patent maintenance costs. The cost for 2005 and 2004 was $12,728 and $39,171, respectively. The Company acquired a sublicense agreement and may receive payments on this sublicense in the event of the sublicensee reaching certain milestones.

Upon execution of a royalty bearing license agreement to a pharmaceutical company in July 2003, the Company paid an additional license fee of $175,000 for the encapsulation of antigens in polymeric microspheres and their use in oral or mucosal vaccination primarily in the use of a vaccine for ricin. The Company also agreed to provide $130,000 of sponsored research during 2003, a $60,000 annual license fee and $60,000 annually for patent maintenance.

In July 2005 the Company signed a sponsored research agreement for $150,000 with Thomas Jefferson University (TJU). In May 2003, the Company signed a license agreement with TJU for the licensure of detoxified botulinum toxin for use as a vaccine. The Company paid TJU $30,000 in cash and issued 141,305 shares of common stock valued at $130,000. The Company also agreed to reimburse TJU for past and future patent maintenance. The patent maintenance expense for 2005 and 2004 was $157,293 and $58,922, respectively. The patent costs are capitalized. The Company is also responsible for a license maintenance fee of $10,000 in 2004 and 2005 and $15,000 in 2005 and each year thereafter. These costs are expensed as incurred. The Company is also responsible for paying TJU $200,000 upon the first filing of any New Drug Application (“NDA”) with the United States Food and Drug Administration (“FDA”) and $400,000 upon first approval of an NDA relating to the first licensed product by FDA.

6. Notes Payable

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

The note payable of $115,948 was paid in the third quarter of 2005. DOR paid the principal balance in full and 50% of the interest accrued as full payment. The total payment of principal and interest was $157,813. This resulted in a reversal of interest previously accrued and expensed of $41,864.

7. Shareholders’ Equity

Preferred Stock

The Company has 5 million authorized shares of preferred stock, none are issued or outstanding.

In 1998, a pharmaceutical company purchased $8,000,000 of DOR Series B convertible preferred stock, which was convertible into common stock at a price of $5.11 per share, subject to adjustment, with automatic conversion at such point that the common stock traded over 100,000 shares per day at a closing price of at least $9.75 per share for 20 out of 30 consecutive trading days. In the intervening years, the Company issued additional preferred shares and stock dividends. The Series B convertible preferred stock paid an 8% annual in-kind dividend, which was valued at $171,535 in 2004.  The Company issued 1715 shares of preferred stock. In March 2004, the Company issued the pharmaceutical company 376,886 shares of common stock valued at $331,660, as an inducement for the early conversion and exchanged 128,203 shares of Series B of preferred stock for 2,509,552 shares of common stock.

Common Stock

In February 2005, the Company sold 8,396,100 shares of common stock at $0.45 per share for proceeds, net of expenses, of $3,548,293 in a private placement to institutional investors. Investors also received warrants to purchase 6,297,075 shares of common stock at an exercise price of $0.505 per share. These warrants expire on August 8, 2010 and are callable when the price reaches $1.52 for 20 consecutive days. The placement agent was paid cash of $188,912, and warrants to purchase 629,708 shares of the Company’s common stock exercisable by August 8, 2010 at $0.625. The warrants are callable when the price reaches $1.88 for 20 consecutive days.

In 2005, the Company retired 120,640 shares of treasury stock.

During 2004, individuals exercised common stock options and common stock warrants at various prices from $0.20 to $0.75 for total proceeds of $104,647.

In March 2004, the Company sold 4,113,925 shares of common stock in a private placement. Gross proceeds were $3,250,000 (net after commissions and expenses, $3,039,870). In addition to common stock, for each share purchased investors received a warrant to purchase .4 shares of common stock, for a total of 1,645,570, exercisable at $0.87 per share until the earlier of an average closing price for 20 consecutive days of the Company’s common stock of $1.74 per share or March 15, 2009. The placement agent was paid cash compensation of approximately $162,500, and issued warrants to purchase 287,974 shares of the Company’s common stock exercisable for five years at $0.87 per share.

In September 2004, the Company retired 53,700 shares of treasury stock.

Stock Compensation to Non-employees

During 2004, the Company issued 46,886 warrants to purchase common stock valued at $32,778 to a University for license agreements.

During 2004, the Company issued 50,000 stock options to 3 resigning directors. The grants were valued at $20,270 each, for a total of $60,810.

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

In 2004, the Company granted options to employees and directors that were conditional upon stockholder approval of an amendment to the 1995 Omnibus Plan. Therefore, a measurement date did not exist at the approval date. This resulted in an expense of approximately $285,000. The expense was reversed when the Company received approval of its 2005 Equity Incentive Plan. The Plan granted 10,000,000 shares of Common Stock to issue for satisfaction of awards made under the 2005 Equity Incentive Plan.

8. Stock Option Plans and Warrants

The 2005 Equity Incentive Plan is divided into four separate equity programs: 1) the Discretionary Option Grant Program, under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock, 2) the Salary Investment Option Grant Program, under which eligible employees may elect to have a portion of their base salary invested each year in options to purchase shares of common stock, 3) the Automatic Option Grant Program, under which eligible nonemployee Board members will automatically receive options at periodic intervals to purchase shares of common stock, and 4) the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.
	December 31,
	2005	2004
Shares available for grant at beginning of year	(1,979,339)	1,630,587
Increase in shares available	10,000,000	-
Options granted	(3,500,000)	(4,500,000)
Options exercised	-	240,000
Options forfeited or expired	2,479,339	650,074
Shares available for grant at end of year	7,000,000	(1,979,339)

In 2004 the Company granted options to employees and directors that were conditional upon stockholder approval of an amendment to the 1995 Omnibus Option Plan. Accordingly, a measurement date did not exist at the approval date. The Company recorded an expense of approximately $285,000. This expense was reversed in 2005.

Option activity for the years ended December 31, 2005 and 2004 was as follows:

	Options	Weighted Average Options Exercise Price
Balance at January 1, 2004	7,889,413	$0.72
Granted	4,500,000	0.49
Forfeited	(650,074)	0.78
Exercised	240,000	0.20
Balance at December 31, 2004	11,979,339	0.64
Granted	500,000	0.41
Forfeited	(2,465,000)	0.83
Balance at December 31, 2005	10,014,339	$0.59

The weighted-average exercise price, by price range, for outstanding options at December 31, 2005 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.20-$0.50	6.61	7,310,000	5,767,499
$0.51-$1.00	5.69	2,362,839	2,262,839
$1.01-$6.00	3.89	541,500	541,500
Total	6.25	10,214,339	8,571,838

From time to time, the Company grants warrants to consultants and grants warrants to purchase common stock in connection with private placements.

Warrant activity for the years ended December 31, 2005 and 2004 was as follows:

	Options	Weighted Average Warrant Exercise Price
Balance at January 1, 2004	12,207,523	$1.37
Granted	2,580,429	0.80
Balance at December 31, 2004	14,787,952	1.24
Granted	6,926,783	0.52
Expired	(452,383)	5.91
Balance at December 31, 2005	22,167,118	$0.92

The weighted-average exercise price, by price range, for outstanding options at December 31, 2005 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
$0.35-$0.75	3.97	9,579,503	9,579,503
$0.76-$1.50	2.81	10,141,733	10,141,733
$1.51-$8.50	2.29	2,445,882	2,445,882
Total	3.26	22,167,118	22,167,118

9. Income Taxes

The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax asset (liability) and their approximate tax effects are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$23,260,000	$21,524,000
Orphan drug credit carryforwards	1,944,000	1,894,000
Research and development credit carryforwards	752,000	693,000
Work opportunity credit carryforwards	260,000	260,000
Employee Retention Credit	2,000	-
Total	26,218,000	24,371,000
Valuation allowance	(26,218,000)	(24,371,000)
Net deferred tax assets	$-	$-

At December 31, 2005, the Company had net operating loss carryforwards of approximately $59,800,000 for Federal and state tax purposes, which are currently expiring each year until 2025.

The following is the approximate amount of the Company’s net operating losses that expire over the next five years:

2006	$ 222,000
2007	981,000
2008	910,000
2009	1,609,000
2010	1,420,000

10. Related Party Transaction

On November 10, 2004, The Company entered into an agreement with Alexander P. Haig, to serve as the chairman of the Board of Directors. He received options to purchase 1,000,000 shares of DOR common stock, with 500,000 vesting immediately and 500,000 vesting in one year. In addition, on the same date the Company entered into a one year consulting agreement with Worldwide Associates, Inc., for a fee of $16,500 per month. Mr. Haig is the managing director of Worldwide Associates, Inc. and ret. General Alexander M. Haig, Jr. is its President.

11. Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, litigation, product liability, development of new technological innovations, dependence on key personnel, protections of proprietary technology, and compliance with FDA regulations.

During the year ended December 31, 2005, the Company had two vendors that constituted approximately 31% of the outstanding payables.

At December 31, 2005 and 2004 the Company had deposits in financial institutions that exceeded the amount covered by the Federal Deposit Insurance Company. The excess amounts at December 31, 2005 and 2004 were $721,702 and $2,226,265, respectively.

12. Subsequent Events

On January 17, 2006, DOR entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. Fusion agreed to purchase on each trading day $20,000 of common stock up to a total of $6,000,000 over approximately a 15-month period. DOR may elect to sell less common stock to Fusion Capital than the daily amount and may increase the daily amount as the market price of the stock increases. The purchase price of the shares of common stock will be equal to a price based upon the market price of the common stock at date of purchase without any fixed discount to the market price. Fusion Capital does not have the right to purchase shares of common stock in the event that the price of the common stock is less than $0.12. DOR has the right to sell $20,000 per trading day under the agreement with Fusion Capital unless the stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of DOR’s common stock price increases. Since the Company initially registered 9,000,000 shares for sale by Fusion Capital (excluding the 900,000 commitment fee shares and 62,500 expense reimbursement shares that were registered), the selling price of DOR’s common stock to Fusion Capital will have to average at least $0.67 per share for the Company to receive the maximum proceeds of $6,000,000 without registering additional shares of common stock.

On October 28, 2005, the Company entered into a letter of intent to acquire Gastrotech Pharma A/S (“Gastrotech”), a private Danish biotechnology company developing therapeutics based on gastrointestinal peptide hormones to treat gastrointestinal and cancer diseases and conditions. The letter of intent provided for a $1,000,000 breakup fee in the event a party notified the other of its intention not to proceed with the transaction. On January 26, 2006, the Company advised Gastrotech that the Company was not renewing the Company’s letter of intent with Gastrotech, which had expired in accordance with its terms on January 15, 2006. The Company has been advised by the attorney representing Gastrotech that if the Company is not willing to comply with the terms in the letter of intent, the Company will be in material breach of its obligations under the letter of intent and will be obligated to pay Gastrotech a break-up fee of $1,000,000. The Company’s position is that it does not owe Gastrotech such break-up fee.

13. Business Segments

The Company had two active segments for the year ended December 31, 2005 and 2004: BioDefense and BioTherapeutics. Summary data:

	December 31,
	2005		2004
Net Revenues
BioDefense		$2,896,878		$997,482
BioTherapeutics		178,858		-
Total		$3,075,736		$997,482

Loss from Operations
BioDefense	$	(847,830)	$	(1,379,608)
BioTherapeutics		(1,665,812)		(2,653,508)
Corporate		(2,321,409)		(1,884,000)
Total	$	(4,835,051)	$	(5,917,116)

Identifiable Assets
BioDefense		$2,189,216		$2,192,097
BioTherapeutics		420,250		230,048
Corporate		763,108		2,645,570
Total		$3,372,574		$5,067,715

Amortization and Depreciation Expense
BioDefense		$63,212		$117,001
BioTherapeutics		118,351		169,264
Corporate		12,721		16,184
Total		$194,284		$302,449

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOR BIOPHARMA, INC.

By: /s/Michael T. Sember
Michael T. Sember, Chief Executive Officer and President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2006.

Signature	Title

/s/ Alexander P. Haig
Alexander P. Haig	Chairman of the Board

/s/ Michael T. Sember
Michael T. Sember	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Steve H. Kanzer
Steve H. Kanzer	Vice-Chairman of the Board

/s/ Evan Myrianthopoulos
Evan Myrianthopoulos	Chief Financial Officer and Director (Principal Financial Officer)

/s/ James Clavijo
James Clavijo	Controller, Treasurer, and Corporate Secretary (Principal Accounting Officer)

/s/ James S. Kuo
James S. Kuo	Director

/s/ T. Jerome Madison
T. Jerome Madison	Director