Form 10QSB
period 2006-06-30
DOR BIOPHARMA INC
filed 2006-08-14
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☒

At August 11, 2006, 68,463,962 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOR BioPharma, Inc.
Consolidated Balance Sheet
June 30, 2006
(Unaudited)

Assets Current assets:
Cash and cash equivalents	$1,903,219
Grants receivable	779,239
Prepaid expenses	119,905
Total current assets	2,802,363

Office and laboratory equipment, net	34,821
Intangible assets, net	1,066,721
Total assets	$3,903,905

Liabilities and shareholders’ equity Current liabilities:
Accounts payable	$2,316,628
Accrued compensation	89,276
Total current liabilities	2,405,904
Shareholders’ equity:
Common stock, $.001 par value. Authorized 150,000,000
shares; 68,463,962 issued and outstanding	68,463
Additional paid-in capital	91,051,258
Accumulated deficit	(89,621,720)
Total shareholders’ equity	1,498,001
Total liabilities and shareholders’ equity	$3,903,905

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the three months ended June 30,
(Unaudited)

	2006		2005

Revenues:		$138,779		$1,422,703
Cost of revenues		(88,852)		(829,639)
Gross profit		49,927		593,064

Operating expenses:
Research and development		1,834,554		736,905
Purchased in-process research and development		981,819		-
General and administrative		606,330		423,873
Total operating expenses		3,442,703		1,160,778

Loss from operations		(3,372,776)		(567,714)

Other income (expense):
Interest and other income		25,690		27,002
Interest expense		-		(700)
Total other income (expense)		25,690		26,302

Net loss		$(3,347,086)		$(541,412)

Basic and diluted net loss per share	$	(0.05)	$	(0.01)

Basic and diluted weighted average common shares outstanding		66,978,207		50,612,504

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the six months ended June 30,
(Unaudited)

	2006		2005

Revenues:		$1,526,411		$1,536,243
Cost of revenues		(1,128,257)		(919,852)
Gross profit		398,154		616,391

Operating expenses:
Research and development		3,059,979		1,466,891
Purchased in-process research and development		981,819		-
General and administrative		1,439,522		765,808
Total operating expenses		5,481,320		2,232,699

Loss from operations		(5,083,166)		(1,616,308)

Other income (expense):
Interest and other income		29,178		48,599
Interest expense		-		(3,018)
Total other income (expense)		29,178		45,581

Net loss		$(5,053,988)		$(1,570,727)

Basic and diluted net loss per share	$	(0.09)	$	(0.03)

Basic and diluted weighted average common shares outstanding		59,100,048		48,793,349

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30,
(Unaudited)
	2006	2005

Operating activities:
Net loss	$(5,053,988)	$(1,570,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	99,907	89,199
Non-cash stock compensation	393,779	(284,855)
Non-cash stock purchase of in-process research and development	981,819	-
Impairment expense for intangibles	816,300	-
Change in operating assets and liabilities:
Grants receivable	(214,909)	307,912
Prepaid expenses	18,890	4,000
Accounts payable	680,729	(978,378)
Accrued royalties	(60,000)	-
Accrued compensation	(59,324)	-
Total adjustments	2,657,191	(862,122)
Net cash used by operating activities	(2,396,797)	(2,432,849)

Investing activities:
Acquisition of intangible assets	(170,035)	(274,879)
Purchases of equipment	-	(13,358)
Net cash used by investing activities	(170,035)	(288,237)

Financing activities:
Net proceeds from sale of common stock	3,535,029	3,578,524
Proceeds from exercise of stock options	113,320	-
Net cash provided by financing activities	3,648,349	3,578,524

Net increase (decrease) in cash and cash equivalents	1,081,517	857,438
Cash and cash equivalents at beginning of period	821,702	2,332,190
Cash and cash equivalents at end of period	$1,903,219	$3,189,628

Non-cash transactions:
Non-cash stock payment to an institutional investor	$220,374	$-

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business

DOR BioPharma, Inc. (“DOR” or “Company”) is a research and development biopharmaceutical company incorporated in 1987, focused on the development of biotherapeutic products and biodefense vaccines intended for areas of unmet medical need. DOR’s biotherapeutic business segment focuses on the development and regulatory approval of orBec®, which is intended to treat gastrointestinal Graft-versus-Host disease. In addition, the Company has several other biotherapeutics products namely OraprineTM, LPMTM-Leuprolide, and LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs. DOR’s biodefense business segment consists of the development of RiVaxTM, DOR’s vaccine against ricin toxin and BT-VACCTM, DOR’s vaccine against botulinum toxin. DOR’s biodefense segment focuses on converting biodefense vaccine programs from early stage development to advanced development and manufacturing.

During the quarter ended June 30, 2006, the Company had one customer, the U.S. Federal Government. All revenues were generated from two U.S. Federal Government Grants. As of June 30, 2006 all outstanding receivables were from the U.S. Federal Government, National Institutes of Health and the Food and Drug Administration (“Government”).

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

The Company recorded an impairment expense of $816,300 for the SRI MicroVAX Technology for the quarter ended June 30, 2006. The Company deemed that this intangible did not fit the current portfolio of products under development.

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

The Company has adopted SFAS No. 123R using the “modified prospective application” and therefore financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company’s net loss for the three months and six months ended June 30, 2006 was $166,481 and $275,176, respectively, higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 would not have changed if the Company had not adopted SFAS No. 123R.

The fair value of each option grant at the quarter ended June 30, 2006 is estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods. 1,660,000 stock options were granted for the three months ended June 30, 2006 and 1,860,000 stock options were granted for the six months ended June 30, 2006.

Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123R for the six months ended June 30, 2005 is presented below:

Net Loss applicable to common shareholders
As reported	$(1,570,727)
Add stock-based employee compensation expense related to stock options determined under fair value method	(236,974)
Pro forma net loss according to SFAS 123	$ (1,807,701)
Net loss per share:
As reported, basic and diluted	$ (0.03)
Pro forma, basic and diluted	$ (0.04)

The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.46 and $0.48 for 2006 and 2005, respectively.

The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 126% and 128% in 2006 and 2005, respectively and average risk-free interest rates in 2006 and 2005 of 3.6% and 3.4%, respectively.

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

Net Loss Per Share

In accordance with accounting principles generally accepted in the United States, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during respective periods (excluding shares that are not yet issued). The effect of stock options and warrants is antidilutive for all periods prescribed. There were options to purchase approximately 12.1 million and 12.2 million shares of the Company’s common stock outstanding at June 30, 2006, and 2005, respectively.

3. Liquidity and Management’s Plan

  The Company has incurred continuing losses since its inception in 1987. At June 30, 2006 the Company had working capital of $ 396,458, a net loss of $ 5,053,988 and was delinquent in its payment of some of its obligations. The Company expects to sustain additional losses over the next 12 months. The Company’s ability to raise additional funding may be compromised should the Food and Drug Administration deny approval of orBec® for sale in the United States.

Management’s plan to generate positive cash flows either from operations or financing includes the following:

•	The Company plans to continue seeking grant funds from governmental sources.
•	The Company is exploring outlicensing opportunities for orBec® both in the US and Europe and for its BioDefense programs. The Company is currently in discussions with several parties.
•	The Company plans to continue seeking sources for additional equity financing.
•
In January 2006, the Company entered into a $6,000,000, 15 month equity financing agreement with Fusion Capital to fund operations into the second quarter of 2007. This agreement provides for the sale of $20,000 of common stock per working day (the amount can be increased if the stock price is greater than $0.40). The stock price must be greater than $0.12 in order to use the financing agreement. Pursuant to the terms of our April 2006 private placement, we may not sell any additional shares to Fusion Capital without the prior consent of our lead investor until the earlier to occur of (i) seven business days after an FDA advisory panel meeting regarding the New Drug Application for orBec® or (ii) the date the FDA responds to the New Drug Application for orBec®. To date, the application has not been finalized.

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

There is no assurance that the Company will be able to successfully implement its plan or will be able to generate cash flows from either operations, partnerships, or from equity financings.

4. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2006	10.1	$ 1,703,706	$ 636,985	$ 1,066,721
December 31, 2005	10.2	$ 2,605,472	$ 802,452	$ 1,803,020

Amortization expense was $45,000 and $44,000 for the quarters ended June 30, 2006 and June 30, 2005, respectively. Amortization expense was $90,000 and $106,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

        Based on the balance of the intangibles at June 30, 2006, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Amount
2006	$ 145,000
2007	115,000
2008	115,000
2009	115,000
2010	115,000

License fees and royalty payments are expensed annually.

5. Grants Receivable

       In the first quarter of 2006, the Company recorded grant revenues for the RiVaxTM Grant in the amount of $759,850 of which $175,350 was for overhead. At March 31 2006, the Company had completed the work necessary to reach the milestone but had not processed the filings required for payment. As of the date of this report the filing has not been completed. However, the Company does not anticipate any issues related to its collectibility and expects it to be collected in the third quarter of 2006.

6. Shareholders’ Equity

On May 10, 2006, the Company completed a merger pursuant to which Enteron Pharmaceutical, Inc. (“Enteron”), the common stock of which we held 89.13% prior to the merger, was merged into a wholly-owned subsidiary of the Company. Pursuant to this transaction, the Company issued 3,068,183 shares of common stock to the Enteron minority shareholders in exchange for all of the outstanding common stock of Enteron that the Company did not already own. This transaction required the Company to record an expense of $981,819 for in-process research and development which approximated the shares’ fair market value on the date of the merger.

On April 10, 2006, the Company completed the sale of 13,099,964 shares of common stock to institutional and other accredited investors for a purchase price of $3,630,000. The investors also received warrants to purchase an aggregate of 13,099,964 shares of common stock at an exercise price of $0.45 per share. The warrants are exercisable for a period of three years commencing on April 10, 2006. The Company filed a registration statement with the Securities and Exchange Commission and it was declared effective on May 25, 2006.

During the six month period ended June 30, 2006, the Company issued 143,758 shares of common stock as payment to vendors for consulting services. An expense of $42,625 was recorded which approximated the shares’ fair market value on the date of issue. Additionally, the Company issued 193,413 shares of common stock as part of severance payments to terminated employees. An expense of $75,979 was recorded, which approximated the shares’ fair market value on the date of issue. These shares of common stock issued are covered by the Company’s Form S-8 Registration Statement filed with the SEC on December 30, 2005. Also, 504,100 stock options were exercised to purchase shares of common stock which provided proceeds of $113,320.

On January 17, 2006, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). Fusion Capital agreed to purchase on each trading day $20,000 of common stock up to an aggregate of $6,000,000 million over approximately a 15-month period, subject to earlier termination at the Company’s discretion. During the period, the Company sold 329,540 shares of common stock to Fusion Capital for $125,000 and issued 512,500 shares of common stock as a commitment fee. Pursuant to the terms of the April 2006 private placement, the Company may not access the funds available under the Fusion Capital commitment by selling shares of common stock to Fusion Capital without the prior consent of Iroquois until the earlier to occur of (i) seven business days after an FDA advisory panel meeting regarding the New Drug Application for orBec® or (ii) the date the FDA responds to the New Drug Application for orBec®. The FDA application has not been completed as of the date of this report. If and when the Company resumes selling stock to Fusion Capital, it may elect to sell less common stock to Fusion Capital than the daily amount and may increase the daily amount as the market price of the stock increases. The Company may sell shares of common stock to Fusion Capital based upon the future market price of the common stock without any fixed discount. Fusion Capital does not have the right or the obligation to purchase shares of DOR common stock in the event that the price of the common stock is less than $0.12. The Company only has the right to receive $20,000 per trading day under the agreement with Fusion Capital unless the stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of the common stock increases.

7. Contingencies

On October 28, 2005, the Company entered into a letter of intent to acquire Gastrotech Pharma A/S (“Gastrotech”), a private Danish biotechnology company developing therapeutics based on gastrointestinal peptide hormones to treat gastrointestinal and cancer diseases and conditions. The letter of intent provided for a $1,000,000 breakup fee in the event either party notified the other of its intention not to proceed with the transaction. On January 26, 2006, the Company advised Gastrotech that the Company was not renewing the Company’s letter of intent with Gastrotech, which had expired in accordance with its terms on January 15, 2006. The Company has been advised by the attorney representing Gastrotech that if the Company is not willing to comply with the terms in the letter of intent, the Company will be in material breach of its obligations under the letter of intent and will be obligated to pay Gastrotech a break-up fee of $1,000,000. The Company’s position is that it does not owe Gastrotech such break-up fee.

7. Business Segments

  The Company had two active segments for the six months ended June 30, 2006 and 2005:

	For the three months ended June 30,
	2006	2005
Revenues
BioDefense	$ 92,678	$ 1,422,703
BioTherapeutics	46,101	-
Total	$ 138,779	$ 1,422,703

Income (Loss) from Operations
BioDefense	$ (943,963)	$ 159,234
BioTherapeutics	(1,829,015)	(297,654)
Corporate	(599,798)	(429,294)
Total	$ (3,372,776)	$ (567,714)

Amortization and Depreciation Expense
BioDefense	$ 37,069	$ 33,398
BioTherapeutics	10,069	31,292
Corporate	2,138	3,329
Total	$ 49,276	$ 68,569

Identifiable Assets
BioDefense	$ 1,363,124	$ 2,058,592
BioTherapeutics	362,397	450,995
Corporate	2,178,384	3,273,061
Total	$ 3,903,905	$ 5,782,648

	For the six months ended June 30,
	2006	2005
Revenues
BioDefense	$ 1,434,211	$ 1,536,243
BioTherapeutics	92,200	-
Total	$ 1,526,411	$ 1,536,243

Income (Loss) from Operations
BioDefense	$ (826,686)	$ (68,672)
BioTherapeutics	(2,843,346)	(557,623)
Corporate	(1,413,134)	(990,013)
Total	$ (5,083,166)	$ (1,616,308)

Amortization and Depreciation Expense
BioDefense	$ 74,477	$ 65,740
BioTherapeutics	20,477	39,026
Corporate	4,953	6,342
Total	$ 99,907	$ 111,108

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

Overview:

Business Overview and Strategy

We are a research and development biopharmaceutical company focused on the development of biodefense vaccines and oral therapeutic products intended for areas of unmet medical need. Our business strategy is to (a) prepare the submission of a New Drug Application, (“NDA”) for orBec® with the U.S. Food and Drug Administration, (“FDA”) for the treatment of gastrointestinal Graft-versus-Host Disease, “GVHD” as well as to prepare submission of a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicines Evaluation Agency (“EMEA”); (b) consider prophylactic use studies of orBec® for the prevention of gastrointestinal GVHD; (c) evaluate and possibly initiate additional clinical trials to explore the effectiveness of oral BDP (orBec®) in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract; (d) identify a sales and marketing partner for orBec® for territories outside of the U.S., and potentially inside the U.S.; (e) secure government funding for each of our biodefense programs through grants, contracts, and procurements; (f) convert our biodefense vaccine programs from early stage development to advanced development and manufacturing; (g) reinitiate development of our other biotherapeutics products namely OraprineTM, LPMTM-Leuprolide, and LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs as resources permit; and (h) acquire or in-license new clinical-stage compounds for development. We were incorporated in 1987. We maintain two active segments; BioTherapeutics and BioDefense.

orBec®

Our goal is to file an NDA for orBec® (oral beclomethasone dipropionate) with the FDA for the treatment of gastrointestinal GVHD in August 2006. We have assembled an experienced team of consultants and contractors who are currently working on all aspects of the NDA preparation, including data management, data analysis, and biostatistics medical writing. Manufacturing of the requisite batches of drug product (registration batches) is completed and these batches are currently undergoing stability testing.

In our Pivotal Phase 3 clinical trial of 129 post-bone marrow transplant patients presenting with Grade II gastrointestinal GVHD, orBec® demonstrated a strong positive trend on the primary endpoint of time to treatment failure at study day 50. Perhaps of greater clinical relevance, orBec® demonstrated a 67% reduction in mortality, registering only 5 deaths or 8%, during the prospectively defined Day 200 post-transplant period versus 16 deaths or 24%, for the placebo group (p-value 0.011). Based upon separate analysis conducted by us, there is also a statistically significant correlation between treatment failure and mortality. In an earlier Phase II trial, there were reductions in the risk of mortality of 55% and 43% at transplant day-200 and one year post-randomization among patients randomized to oral beclomethasone dipropionate, respectively.

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

RiVax™

The development of RiVaxTM, our ricin toxin vaccine, has progressed significantly this year. Our academic partner, The University of Texas Southwestern led by Dr. Ellen Vitetta recently completed a Phase I safety and immunogenicity trial of RiVaxTM in human volunteers. The results of the Phase I safety and immunogenicity dose-escalation study indicate that the vaccine is well tolerated and induces antibodies in humans that neutralize ricin toxin. Despite the absence of an adjuvant, antibodies were present in the blood of several volunteers for as long as 127 days after their last vaccination. The functional activity of the antibodies was confirmed by transferring serum globulins from the vaccinated individuals along with active ricin toxin to sensitive mice, which then survived subsequent exposure to ricin toxin. The outcome of the study was recently published in the Proceedings of the National Academy of Sciences. In January of 2005 we entered into a manufacturing and supply agreement for RiVax™ with Cambrex Corporation. We recently announced that Cambrex has successfully achieved the third milestone of our collaboration of fermentation and downstream process development under their development and manufacturing agreement.

BT-VACC™

Our mucosal botulinum toxin vaccine program has made important strides this year. We are developing a mucosal vaccine against botulinum neurotoxins serotypes A, B and E, which account for almost all human cases of disease. We have identified lead antigens against Serotypes A, B and E consisting of the Hc50 fragment of the botulinum toxin. Our preclinical data to date suggests that a bivalent formulation of serotypes A and B are completely effective at low, mid and high doses as an intranasal vaccine and completely effective at the higher dose level orally in mice and rats. The animals were given a small quantity of the bivalent combination vaccine containing each of the type A and type B antigens (10 micrograms) three times a day at two week intervals. All of the animals developed equivalent immune responses to A and B types in the serum. Importantly, they were then protected against exposure to each of the native toxin molecules given at 1000 fold the dose that causes lethality. The immune responses were also comparable to the same vaccines when given by intramuscular injection. Typically, vaccines given by mucosal routes are not immunogenic because they do not attach to immune inductive sites. In the case of the combination BT-VACCTM, both the A and the B antigens were capable of attaching to cells in the mucosal epithelium and inducing an immune response with similar magnitude to the injected vaccine.

Ongoing studies are focused on serotype E and multivalent immunization experiments using serotype A, B and E antigens given simultaneously to animals. Further, we are engaged in formulation work to create a microencapsulated, enterically formulated oral dosage form, which we anticipate will be a more active and stable oral formulation improving immunogenicity and potency. To date much of the preclinical work is being conducted at Thomas Jefferson University under a sponsored research agreement funded by us. We have applied for and intend to continue to apply for research grants and contracts from the U.S. government to continue development of this vaccine. We have also recently entered into a joint development agreement with Dowpharma, a business unit of the Dow Chemical Company. Dowpharma is providing process development leading to current Good Manufacturing Practices (cGMP) production services for BT-VACC™ using its Pfēnex Expression TechnologyTM, a high yield expression system based on Pseudomonas fluorescens. Up to this point we have demonstrated successful high expression of soluble material from all three Hc50 vaccine candidates.

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

Material Letter of Intent - Acquisition of Gastrotech Pharma

On October 28, 2005, we entered into a binding letter of intent to acquire Gastrotech Pharma A/S ("Gastrotech"), a private Danish biotechnology company developing therapeutics based on gastrointestinal peptide hormones to treat gastrointestinal and cancer diseases and conditions. On January 26, 2006, we advised Gastrotech that we were not renewing the letter of intent, which had expired in accordance with its terms on January 15, 2006. The letter of intent provided for a $1 million break-up fee in the event either party notifies the other of its intention not to proceed with the transaction.  On January 30, 2006, we were advised by the attorney representing Gastrotech that if we were not willing to comply with the terms of the letter of intent, we would be in material breach of our obligations under the letter of intent and would be obligated to pay Gastrotech a break-up fee of $1 million. Our position is that we do not owe Gastrotech such break-up fee.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates and judgments on an on-going basis.

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent costs. We make this judgment based on whether the technology has alternative future uses, as defined in SFAS 2, "Accounting for Research and Development Costs". We capitalize and amortize our intangibles over a period of 11 to 16 years. We capitalize payments made to legal firms that are engaged in filing and protecting our rights to our intellectual property and rights for our current products in both the domestic and international markets.

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

For the three months ended June 30, 2006 we had grant revenues of $138,779 as compared to $1,422,703 in the three months ended June 30, 2005, a decrease of $1,283,924, or 90%. For the six months ended June 30, 2006, we had grant revenues of $1,526,411, a decrease of $9,832, or 1%, as compared to revenues of $1,536,243 for the same period in 2005. Progress of the grant had exceeded the original schedule, accelerating the milestone revenues that were recorded in the first quarter of 2006. However, this accelerated pace slowed in the second quarter as the next milestone approached. In addition, the 2005 revenues includes $285,891 that was attributed to the NIH reimbursement for overhead expenses for 2004 in the second quarter of 2005. We also incurred expenses related to that revenue in the three months ended June 30, 2006 and 2005 of $1,128,257 and $919,852, respectively, an increase of $208,405, or 23%. These costs relate to payments made to subcontractors and universities in connection with the grants.

Although we have a gross profit, it is a result of the increase in the NIH award for a higher and more comprehensive F&A rate and the FDA grant. The gross profit for the three months ended June 30, 2006 was $49,926 as compared to $593,064 in the three months ended June 30, 2005, a decrease of $543,138, or 92%. The gross profit for the six months ended June 30, 2006 was $398,154 as compared to $616,391 in the six months ended June 30, 2005, a decrease of $218,237, or 35%. This decrease is in part attributed to reimbursement of $285,891 from the NIH for overhead expenses for 2004 in the second quarter of 2005.

For the three months ended June 30, 2006, we had a net loss of $3,347,086 as compared to a $541,412 net loss for the three months ended June 30, 2005, an increase of $2,805,674, or 518%. For the six months ended June 30, 2006, we had a net loss of $5,053,988 as compared to a $1,570,727 net loss for the three months ended March 31, 2005, an increase of $3,483,261, or 222%. This increase in the net loss is primarily attributed to the increased regulatory and filing consultant costs associated with the preparation of the NDA filing for orBec®, the in-process research and development expense of $981,819 for acquiring all of the outstanding common stock of Enteron that the Company did not already own, and the impairment expense for intangibles of $816,300.

Research and development expenditures increased $1,097,649, or 149%, to $1,834,554, for the three months ended June 30, 2006 as compared to $736,905 for the corresponding period ended June 30, 2005. Research and development expenditures increased $1,593,088, or 109%, to $3,059,979, for the six months ended June 30, 2006 as compared to $1,466,891 for the corresponding period ended June 30, 2005. This increase is due to the increased regulatory and filing consultant costs associated with the preparation of the NDA filing for orBec® and the impairment expense for intangibles of $816,300.

In-process research and development expenditures were $981,819 for the three months and six months ended June 30, 2006, an increase of 100% as compared to zero for the same period ended June 30, 2005. This increase is due to the purchase acquisition of all of the outstanding common stock of Enteron that the Company did not already own.

General and administrative expenses increased $182,457, or 43%, to $606,330 for the three months ended June 30, 2006, as compared to $423,873 for the corresponding period ended June 30, 2005. General and administrative expenses increased $673,714, or 88%, to $1,439,522 for the six months ended June 30, 2006, as compared to $765,808 for the corresponding period ended June 30, 2005. This increase was primarily attributed to a recovery of $284,855 in 2005 from reported income in 2004 for the variable accounting treatment of options granted to new employees under the stock option plan that exceeded the number of allowed stock options under the plan. The increase was also due to stock option expense of $166,481 in the second quarter of 2006 and $108,695 in the first quarter of 2006, for stock options vested and issued in the period ending June 30, 2006 under the new accounting treatment under SFAS No. 123R. Additionally, we had non-recurring acquisition costs of approximately $116,000 associated with the intended but unconsummated acquisition of Gastrotech Pharma A/S.

Interest income for the three months ended June 30, 2006 was $25,690 as compared to $27,002 for the three months ended June 30, 2005, representing a decrease of $1,312 or 5%. Interest income for the six months ended June 30, 2006 was $29,178 as compared to $48,599 for the six months ended June 30, 2005, representing a decrease of $19,421 or 40%. This decrease was primarily due to a lower interest bearing cash balances in 2006 as compared to 2005.

Interest expense for the three months ended June 30, 2006 was zero as compared to $700 for the three months ended June 30, 2005, a decrease of $700 or 100%. Interest expense for the six months ended June 30, 2006 was zero as compared to $3,018 for the six months ended June 30, 2005, a decrease of $3,018 or 100%. This decrease was due to a note payable paid in the third quarter of 2005.

FINANCIAL CONDITION:

As of June 30, 2006, we had cash and cash equivalents of $1,903,219 as compared to $821,702 as of December 31, 2005, and positive working capital of $396,459 as compared to negative working capital of $319,675 as of December 31, 2005 representing an increase of $716,134. For the six months ended June 30, 2006, our cash used in operating activities was $2,396,797, compared to $2,432,849 for the six months ended June 30, 2005.

We expect our research and development expenditures for the next twelve months, to range from approximately $800,000 to $3,500,000 under existing product development agreements and license agreements pursuant to letters of intent and option agreements. We anticipate grant revenues for the next twelve months to offset research and development expenses of our ricin vaccine in the amount of approximately $1,100,000 with $550,000 contributing towards our overhead expenses. This revenue will be available pending the completion of certain milestones.

The following summarizes our contractual obligations at June 30, 2006, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Year 2006	Year 2007	Year 2008
Non-cancelable obligations (1)	$ 80,342	$ 33,703	$ -
TOTALS	$ 80,342	$ 33,703	$ -

(1) 3 year lease on corporate office entered into in 2003 and expiring in 2006. On August 7, 2006 we signed a 10 month lease at a new location.

On April 10, 2006, we completed the sale of 13,099,964 shares of our common stock to institutional and other accredited investors for a purchase price of $3,630,000. The investors also received warrants to purchase an aggregate of 13,099,964 shares of our common stock at an exercise price of $0.45 per share. The warrants are exercisable for a period of three years commencing on April 10, 2006. We filed a registration statement with the Securities and Exchange Commission covering the shares of common stock issued and issuable pursuant to the exercise of the warrants, and it was declared effective on May 25, 2006.

On January 17, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. Fusion has agreed to purchase on each trading day $20,000 of our common stock up to an aggregate of $6,000,000 million over approximately a 15-month period, subject to earlier termination at our discretion. We have sold 329,540 shares of common stock to Fusion Capital. Pursuant to the terms of our April 2006 private placement, we may not access the funds available under the Fusion Capital commitment by selling our shares of common stock to Fusion Capital without the prior consent of Iroquois Capital until the earlier to occur of (i) seven business days after an FDA advisory panel meeting regarding the New Drug Application for orBec® or (ii) the date the FDA responds to the New Drug Application for orBec®. The FDA application has not been completed as of the date of this report. If and when we resume selling stock to Fusion Capital, we may elect to sell less of our common stock to Fusion Capital than the daily amount and we may increase the daily amount as the market price of our stock increases. We will sell our shares of common stock to Fusion Capital based upon the future market price of the common stock without any fixed discount. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.12. We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.40, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.

Based on our current rate of cash outflows, and provided we have access to the Fusion continuous secondary facility by the early part of 2007, we believe that our cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the second quarter of 2007. If we obtain additional funds through the issuance of equity or equity-linked securities, shareholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. The terms of any debt financing may contain restrictive covenants which may limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms or at all. If we are unable to obtain such financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities, respond to competitive pressures or continue our operations.

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

DOR BIOPHARMA, INC.

August 14, 2006    by /s/ Michael T. Sember
                Michael T. Sember
                                    President and Chief Executive Officer

August 14, 2006    by /s/ Evan Myrianthopoulos
                                     Evan Myrianthopoulos
                                     Chief Financial Officer