Form 10KSB
DOR BIOPHARMA INC
filed 2007-03-09
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2006

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission File No. 1-14778

DOR BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE		41-1505029
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1101 Brickell Avenue, Suite 701-S Miami, FL		33131
(Address of principal executive offices		(Zip Code)
(786) 425-3848
(Issuer’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class of Securities to be Registered		Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share		OTCBB
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

Issuer’s revenues for its most recent fiscal year: $2,313,020

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $38,000,000, (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the American Stock Exchange on March 1, 2007.

At March 1, 2007, 88,701,291 shares of the registrant’s common stock were outstanding.

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

A. Overview
We are a research and development biopharmaceutical company focused on the development of oral therapeutic products intended for areas of unmet medical need and biodefense vaccines. We have filed a new drug application (“NDA”) for our lead product orBec® (oral beclomethasone dipropionate) with the U.S. Food and Drug Administration (the “FDA”) for the treatment of gastrointestinal Graft-versus-Host-Disease (“GI GVHD”), and have received a Prescription Drug User Fee Act (“PDUFA”) date for the FDA to complete its review of all materials regarding orBec® of July 21, 2007. In addition, the FDA’s Oncologic Drugs Advisory Committee (“ODAC”) will review the NDA for orBec® on May 10, 2007. We have also filed a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicines Evaluation Agency (“EMEA”) for orBec®, which has also been validated for review.

We were incorporated in 1987. We maintain two active segments: BioTherapeutics and BioDefense. Our business strategy is to: (a) prepare for the potential marketing approval of orBec® by the FDA and the EMEA; (b) conduct prophylactic use clinical trials of orBec® for the prevention of GI GVHD; (c) evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP (orBec®) in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract; (d) reinitiate development of our other biotherapeutics products namely LPMTM-Leuprolide, and OraprineTM; (e) explore acquisition strategies under which the Company may be acquired by another company with oncologic or GI products; (f) identify a sales and marketing partner for orBec® for territories outside of the U.S., and potentially inside the U.S.; (g) secure government funding for each of our biodefense programs through grants, contracts, and procurements; (h) convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area; and (i) acquire or in-license new clinical-stage compounds for development.

On January 3, 2007, we received $3 million under a non-binding letter of intent with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”), which granted Sigma-Tau an exclusive right to negotiate terms and conditions for a possible business transaction or strategic alliance regarding orBec® and potentially other DOR pipeline compounds until March 1, 2007. Sigma-Tau is a pharmaceutical company that creates novel therapies for the unmet needs of patients with rare diseases. They have both prescription and consumer products in metablolic, oncology, renal and supplements. Under the terms of the letter of intent, Sigma-Tau has purchased $1 million of our common stock at the market price of $0.246 per share, representing approximately four million shares. Sigma-Tau paid an additional $2 million, which was to be considered an advance payment to be deducted from upfront monies due to us by Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. On February 21, 2007, Sigma-Tau relinquished its exclusive rights under the letter of intent with regard to acquisition discussions. However, all other terms of the letter of intent remain in effect, and Sigma-Tau and us are engaged in discussions for a European collaboration relating to orBec®. Also, because no agreement was reached by March 1, 2007, we are obligated to return $2 million to Sigma-Tau by April 30, 2007. If we do not pay Sigma Tau back in cash by May 31, 2007, interest will accrue at a rate of 6% compounded annually and Sigma Tau will have the option in its sole discretion of converting the accrued amount into common stock at a price per share equal to 80% of the market price at the time the payment is made.

         On January 17, 2007, we received an unsolicited proposal from Cell Therapeutics, Inc. (“CTIC”) to acquire us. The proposal from CTIC is subject to, among other things, the completion of satisfactory due diligence regarding clinical, regulatory, manufacturing and proprietary positioning for orBec®. Under the original proposed terms, CTIC would issue our stockholders 29,000,000 shares of CTIC’s common stock, representing 19.9% of CTIC outstanding shares of common stock. Our warrant and option holders would receive shares of CTIC common stock in an amount determined using the Black Scholes pricing model. CTIC has reserved the right to offer cash as consideration for the warrants instead of CTIC common stock. In addition, CTIC is also offering the potential for an additional $15 million payment (in stock or cash at our option) upon receipt of the approval of the NDA for orBec®. Because of our exclusivity with Sigma-Tau until March 1, 2007 we did not have any discussions with them regarding this proposal. Since Sigma-Tau released us from the exclusivity period we have retained RBC Capital Markets Corporation (“RBC”) to provide certain investment banking and financial advisory services in connection with this transaction and other possible acquisition and licensing transactions.

BioTherapeutics Overview

Through our BioTherapeutics Division, we are in the process of developing oral therapeutic products to treat unmet medical needs. Our lead product, orBec®, has been evaluated in a randomized, multi-center, double-blinded, placebo-controlled pivotal Phase 3 clinical trial for the treatment of GI GVHD, a serious and life-threatening gastrointestinal inflammation associated with allogeneic bone marrow or stem cell transplant therapy. orBec® demonstrated a statistically significant reduction in mortality during the prospectively defined Day 200 post-transplant period and positive trends on it’s primary endpoint. While orBec® did not achieve statistical significance in time to treatment failure through Day 50 (p-value 0.1177), the primary endpoint of its pivotal trial, it did achieve statistical significance in other key outcomes such as median time to treatment failure through Day 80 (p-value 0.0226), and most importantly, it demonstrated a statistically significant survival advantage in comparison to placebo at 200 days post-transplant (p-value 0.0139) and at one year post-randomized (p-value 0.04).

We filed an NDA on September 21, 2006 for orBec® with the FDA for the treatment of GI GVHD. The NDA was accepted on November 21, 2006, and in accordance with the PDUFA the FDA will complete its review of all materials regarding orBec® by July 21, 2007. Additionally, on May 10, 2007 an ODAC panel will review the NDA. We also filed an MAA with the EMEA on November 3, 2006, which was validated on November 28, 2006.

To build upon the positive results obtained during development of orBec® for the treatment of GI GVHD, we will pursue a follow-on development program targeting the prevention of acute GVHD. This program will be a Phase 2 single center trial that will be conducted at the Fred Hutchinson Cancer Research Center. This study will enroll approximately 138 patients and is designed to assess the safety and efficacy of orBec® in preventing acute GVHD after allogeneic hematopoietic stem cell transplantation. We anticipate initiating this Phase 2 clinical trial in the second quarter of 2007.

We expect to initiate in mid-2007 our next pipeline development program in the biotherapeutics area, which is our LPM™ (Lipid Polymer Micelle) drug delivery system to enhance the intestinal absorption of water-soluble drugs/peptides, like leuprolide. This system incorporates biocompatible lipids and polymers and is potentially useful for a wide variety of molecular structures of water-soluble drugs, particularly those based on peptides that are not readily absorbed in the GI tract. Leuprolide is both a candidate drug for further development in several indications, such as prostate cancer and endometriosis as well as a prototype for development of other similar non-absorbable, but water soluble drugs. Preclinical animal pharmacokinetic (“PK”) data indicate high relative bioavailability of leuprolide in the 20-40% range. The mechanism for absorption by LPM is to promote the passive uptake through the opening of paracellular channels in intestinal epithelial tissue. Based on the work in animals, we anticipate conducting a Phase 1 PK safety and tolerability study in humans in mid-2007.

BioDefense Overview

In collaboration with two United States academic research institutions, we are developing vaccines to combat the threat posed by two potent biological toxins; ricin toxin and botulinum toxin. Both vaccines under development are recombinant products in bacterial hosts and both consist of nontoxic subunits of the native toxins. These subunits induce antibodies that neutralize the toxins from which they are derived. Through exclusive licenses with two Universities, we have secured important intellectual property rights related to these vaccines. Both of these are considered bioterrorism threats by the U.S. Department of Homeland Security (“DHS”), National Institute of Allergic and Infectious Diseases (“NIAID”), Department of Defense (“DOD”) and Centers for Disease Control and Prevention (“CDC”). We are developing our biodefense countermeasures for potential U.S. government procurement pursuant to the Project Bioshield Act of 2004, which provides incentives to industry to supply biodefense countermeasures to the Strategic National Stockpile.

On September 13, 2004, we were awarded a $6,433,316 grant from the NIAID for RiVaxTM, our genetically engineered vaccine against ricin toxin, one of the most lethal plant toxins known to man. Ricin toxin can inflict serious damage to lungs and cause death if inhaled. The grant supports the process development for manufacturing of RiVaxTM, our recombinant vaccine against ricin toxin. The grant is based on milestones and certain budget amounts are earned as we meet milestones in the development of RiVaxTM. On September 29, 2006, we announced that we had been awarded a grant of approximately $4,800,000 from the NIAID over a three-year period for the continued development of RiVaxTM. This continuing grant supports additional characterization of the vaccine and animal testing that is necessary for obtaining FDA licensure under conditions where human efficacy testing is not ethical or permitted.

On January 30, 2006, we announced results of a Phase 1 clinical trial of RiVaxTM. This study was completed by investigators at the University of Texas Southwestern Medical Center (“UT Southwestern”) led by Dr. Ellen Vitetta, Director of the Cancer Immunobiology Center at UT Southwestern. Results from the trial demonstrated that RiVaxTM is safe and immunogenic after immunization with three monthly injections of vaccine, with volunteers developing antibodies against ricin toxin. The functional activity of the antibodies was confirmed by transferring serum samples from the vaccinated volunteers into mice, which then survived exposure to ricin toxin. Results of the study were published in the Proceedings of the National Academy of Sciences. Under the sponsorship of the NIH grant, we have developed a scaleable process for the manufacture of the subunit immunogen component of RiVax™, begun long term stability testing, and have developed a second generation formulation of RiVax™ which will be tested in a Phase 2 trial.

Our vaccine against botulinum neurotoxin, BT-VACC™, is a mucosally administered vaccine that protects against exposure to botulinum neurotoxins. Botulinum neurotoxin is the most potent natural toxin and is on the NIAID Category A list of biothreats. Based on promising preclinical results that demonstrate induction of protective immune responses via oral or intranasal vaccination, we anticipate that BT-VACC™ can be developed as either a stand alone vaccine or administered as a booster to the current injected vaccines. We are developing BT-VACC™ to be administered by the mucosal route since such vaccines induce more complete protection than injected vaccines and are thought to confer better protection against aerosol or oral exposure to botulinum neurotoxin. Since mucosally administered formulations can be given without needles and trained personnel, we expect that that BT-VACC™ will be poised for rapid distribution and vaccination for military use or civilian vaccination in response to bioterrorism. Any vaccine for botulinum will have to be composed of multiple antigens representing several natural serotypes. At this point, we have demonstrated that combinations of three serotypes can induce protective immune response in animals. The three serotypes are A, B, and E, which represent the most common of the botulinum serotypes and the ones most likely to be used as bioweapons. Our plans are to focus on development of the oral vaccine concept using formulation technology that permits increased contact of the antigen with immune inductive sites in the GI tract, and alternatively develop the A-B-E trivalent vaccine as a nasal spray vaccine. In conjunction with DOW Pharma, we have demonstrated that it will be feasible to manufacture the required antigens in a bacterial host (P. fluorescens), and are anticipating developing purification processes for each antigen. BT-VACC™ is covered by issued and pending U.S. patents.

On September 29, 2006, we announced that we had been awarded a Small Business Innovation Research (“SBIR”) grant of approximately $500,000 from the NIAID over a one year period for further work to combine antigens from different serotypes of botulinum toxin for a prototype multivalent vaccine. This grant will support further work in identifying an effective formulations technology that permits the oral administration of the three vaccine subunits in a single combination vaccine.

B. BioTherapeutics Division

1. orBec®

          Our lead therapeutic product orBec® is an orally administered corticosteroid that exerts a potent, local anti-inflammatory effect within the mucosal tissue of the gastrointestinal tract. We filed an NDA on September 21, 2006 for orBec® with the FDA for the treatment of GI GVHD. The NDA was accepted on November 21, 2006, and in accordance with the PDUFA the FDA will complete and review of all materials regarding orBec® by July 21, 2007. Additionally, on May 9, 2007, the ODAC will review the NDA. We also filed an MAA with the EMEA on November 3, 2006, which was validated for review on November 28, 2006. We assembled an experienced team of consultants and contractors who worked on all aspects of the NDA preparation, including data management, data analysis, biostatistics, and medical writing. Manufacturing of the requisite NDA stability batches of drug product have been completed with the process validation batches anticipated to begin in the second quarter of 2007.

Both filings are supported by data from two randomized, double-blinded, placebo controlled clinical trials. The first was a 129 patient pivotal Phase 3 multi-center clinical trial for orBec® conducted at 16 bone marrow/stem cell transplant centers in the U.S. and France. The second was a 60 patient Phase 2 supportive clinical trial conducted at the Fred Hutchinson Cancer Center.

Comprehensive Long-Term Mortality Results

Among the new data reported in the January 2007 pre-published online first edition issue of Blood, the peer-reviewed Journal of the American Society of Hematology, orBec® showed continued survival benefit when compared to placebo one year after randomization in the pivotal Phase 3 clinical trial. Overall, 18 patients (29%) in the orBec® group and 28 patients (42%) in the placebo group died within one year of randomization (46% reduction in mortality, hazard ratio 0.54, 95% CI: 0.30, 0.99, p=0.04, stratified log-rank test). Results from the Phase 2 trial also demonstrated enhanced long-term survival benefit with orBec® versus placebo. In that study, at one year after randomization, 6 of 31 patients (19%) in the orBec® group had died while 9 of 29 patients (31%) in the placebo group had died (45% reduction in mortality, p=0.26). Pooling the survival data from both trials demonstrated that the survival benefit of orBec® treatment was sustained long after orBec® was discontinued and extended well beyond 3 years after the transplant. As of September 25, 2005, median follow-up of patients in the two trials was 3.5 years (placebo patients) and 3.6 years (orBec® patients), with a range of 10.6 months to 11.1 years. The risk of mortality was 37% lower for patients randomized to orBec® compared with placebo (hazard ratio 0.63, p=0.03, stratified log-rank test).

200 Days Post Transplant Mortality Results

	Phase 3 trial		Phase 2 trial
	orBec®	Placebo	orBec®	Placebo
Number of patients randomized	62	67	31	29
Number (%) who died	5 (8%)	16 (24%)	3 (10%)	6 (21%)
Hazard ratio (95% confidence interval)	0.33 (0.12, 0.89)		0.47 (0.12, 1.87)
Death with infection*	3 (5%)	9 (13%)	2 (6%)	5 (17%)
Death with relapse*	3 (5%)	9 (13%)	1 (3%)	4 (14%)

*Some patients died with both infection and relapse of their underlying malignancy.

In the pivotal Phase 3 clinical trial, survival at the pre-specified endpoint of 200 days post-transplant showed a clinically meaningful and statistically significant result. According to the manuscript, “the risk of mortality during the 200-day post-transplant period was 67% lower with orBec® treatment compared to placebo treatment (hazard ratio 0.33; 95% CI: 0.12, 0.89; p=0.03, Wald chi-square test).” Although orBec® did not achieve statistical significance in the primary endpoint of its pivotal trial, namely time to treatment failure through Day 50 (p=0.1177), orBec® did achieve statistical significance in other key outcomes such as reduction in the risk of treatment failure through Day 80 (p=0.0226) and, most importantly, demonstrated a statistically significant long-term survival advantage compared with placebo. The most common proximate causes of death by transplant day-200 were relapse of the underlying malignancy and infection. Relapse of the hematologic malignancy had contributed to the deaths of 9/67 patients (13.4%) in the placebo arm and 3/62 patients (4.8%) in the BDP arm. Infection contributed to the deaths of 9/67 patients (13.4%) in the placebo arm and 3/62 (4.8%) in the BDP arm. Acute or chronic GVHD was the proximate cause of death in 3/67 patients (4.5%) in the placebo arm and in 1/62 (1.6%) in the BDP arm.

          A retrospective analysis of survival at 200 days post-transplant in the supportive Phase 2 clinical trial showed consistent response rates with the pivotal Phase 3 trial; three patients (10%) who had been randomized to orBec® had died, compared with six deaths (21%) among patients who had been randomized to placebo, leading to a reduced hazard of day-200 mortality, although not statistically significantly different. Detailed analysis of the likely proximate cause of death showed that mortality with infection or with relapse of underlying malignancy were both reduced in the same proportion after treatment with orBec® compared to placebo. By transplant day-200, relapse of hematologic malignancy had contributed to the deaths of 1 of 31 patients (3%) in the orBec® arm and 4 of 29 patients (14%) in the placebo arm. Infection contributed to the deaths of 2 of 31 patients (6%) in the orBec® arm and 5 of 29 patients (17%) in the placebo arm.

In the pivotal Phase 3 trial, orBec® achieved these mortality results despite the fact that there where more “high risk of underlying cancer relapse” patients in the orBec® group than in the placebo group: 40, or 65%, versus 29, or 43%, respectively. There was also an imbalance of non-myeloablative patients in the orBec® treatment group, 26, or 42%, in the orBec® group versus 15, or 22%, in the placebo group, putting the orBec® group at further disadvantage. In addition, a subgroup analysis also revealed that patients dosed with orBec® who had received stem cells from unrelated donors had a 94% reduction in the risk of mortality 200 days post-transplant.

Safety and Adverse Events

The frequencies of severe adverse events, adverse events related to study drug, and adverse events resulting in study drug discontinuation were all comparable to that of the placebo group in both trials. Patients who remained on orBec® until Day 50 in the pivotal study had a higher likelihood of having biochemical evidence of abnormal hypothalamic-pituitary-adrenal (“HPA”) axis function compared to patients on placebo.

Commercialization and Market

We anticipate the market potential for orBec® for the treatment of GI GVHD to be approximately 70 percent of the more than 12,000 bone marrow and stem cell transplants that occur each year in the U.S.

We are having strategic discussions with a number of pharmaceutical companies regarding the partnering or sale of orBec® in the U.S. and abroad, including evaluating acquisition opportunities of the entire company. We also may seek a partner for the other potential indications of orBec®. We are also actively considering an alternative strategy of a commercial launch of orBec® by ourselves in the U.S.

On January 3, 2007, we received $3 million under a non-binding letter of intent with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”), which granted Sigma-Tau an exclusive right to negotiate terms and conditions for a possible business transaction or strategic alliance regarding orBec® and potentially other DOR pipeline compounds until March 1, 2007. Sigma-Tau is a pharmaceutical company that creates novel therapies for the unmet needs of patients with rare diseases. They have both prescription and consumer products in metablolic, oncology, renal and supplements.

                Under the terms of the letter of intent, Sigma-Tau has purchased $1 million of our common stock at the market price of $0.246 per share, representing approximately four million shares. Sigma-Tau paid an additional $2 million in cash, which was to be considered an advance payment to be deducted from upfront monies due to us by Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. Because no agreement was reached by March 1, 2007, we are obligated to return $2 million to Sigma-Tau by April 30, 2007. If we do not pay Sigma-Tau back in cash by May 31, 2007, interest will accrue at a rate of 6% compounded annually and Sigma-Tau will have the option in its sole discretion of converting the accrued amount into common stock at a price per share equal to 80% of the market price at the time the payment is made. On February 21, 2007, Sigma-Tau relinquished its exclusive rights under the letter of intent with regard to acquisition discussions. However, all other terms of the letter of intent remain in effect, and Sigma-Tau and us are engaged in discussions for a European collaboration relating to orBec®.

Research and Development

Since 2000, we have incurred expenses of approximately $15,000,000 in the development of orBec®. Research and development costs for orBec® totaled $3,019,756 in 2006 and $2,209,770 in 2005, of which $124,958 are for costs reimbursed under the FDA orphan products grant. If orBec® is approved by the FDA in the third quarter of 2007, we expect orBec® to begin generating revenues by the fourth quarter of 2007. If the FDA rejects the NDA or does not approve orBec® in a timely manner (or in accordance with anticipated and established timelines), our financial condition, liquidity, and ability to raise additional equity financing could be impaired.

To build upon the positive results obtained during development of orBec® for the treatment of GI GVHD, we will pursue a follow-on development program targeting the prevention of acute GVHD. This program will be a Phase 2 single center trial that will be conducted at the Fred Hutchinson Cancer Research Center. This study will enroll approximately 138 patients and is designed to assess the safety and efficacy of orBec® in preventing acute GVHD after allogeneic hematopoietic stem cell transplantation. We anticipate initiating this Phase 2 clinical trial in the second quarter of 2007. If the data from this clinical trial demonstrates positive results, the potential market for orBec® would expand to potentially include all patients in the U.S. who undergo allogeneic hematopoietic stem cell transplantation and who are at risk for developing acute GVHD.

About Graft-versus-Host Disease

Graft-versus-Host Disease occurs in patients following an allogeneic bone marrow transplant in which tissues of the host, most frequently the gut, liver, and skin, are attacked by lymphocytes in the donor (graft) marrow. Patients with mild to moderate GI GVHD present to the clinic with early satiety, anorexia, nausea, vomiting and diarrhea. If left untreated, symptoms of GI GVHD persist and can progress to necrosis and exfoliation of most of the epithelial cells of the intestinal mucosa, frequently a fatal condition. Approximately 50 to 70% of the approximate 12,000 annual allogeneic transplant patients in the United States will develop some form of acute GI GVHD.

GI GVHD is one of the most common causes for the failure of bone marrow transplant procedures. These procedures are being increasingly utilized to treat leukemia and other cancer patients with the prospect of eliminating residual disease and reducing the likelihood of relapse. orBec® represents a first-of-its-kind oral, locally acting therapy tailored to treat the gastrointestinal manifestation of GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressives to treat GI GVHD. Currently approved systemic immunosuppressives utilized to control GI GVHD substantially inhibit the highly desirable graft-versus-leukemia (“GVL”) effect of bone marrow transplants, leading to high rates of aggressive forms of relapse, as well as substantial rates of mortality due to opportunistic infection.

About Allogeneic Bone Marrow/Stem Stem Cell Transplantation (HSCT)

  Allogeneic hematopoietic stem cell transplantation (“HSCT”) is considered a potentially curative option for many leukemias as well as other forms of blood cancer. In an allogeneic HSCT procedure, hematopoietic stem cells are harvested from a closely matched relative or unrelated person, and are transplanted into the patient following either high-dose chemotherapy or intense immunosuppressive conditioning therapy. The curative potential of allogeneic HSCT is now partly attributed to the so-called GVL or graft-versus-tumor (“GVT”) effects of the newly transplanted donor cells to recognize and destroy malignant cells in the recipient patient.

The use of allogeneic HSCT has grown substantially over the last decade due to advances in human immunogenetics, the establishment of unrelated donor programs, the use of cord blood as a source of hematopoietic stem cells and the advent of non-myeloablative conditioning regimens (“mini-transplants”) that avoid the side effects of high-dose chemotherapy. Based on the latest statistics available, it is estimated that there are more than 10,000 HSCT procedures annually in the U.S. and a comparable number in Europe. Estimates as to the current annual rate of increase in these procedures are as high as 20%. High rates of morbidity and mortality occur in this patient population. Clinical trials are also underway testing allogeneic HSCT for treatment of some metastatic solid tumors such as breast cancer, renal cell carcinoma, melanoma and ovarian cancer. Allogeneic transplants have also been used as curative therapy for several genetic disorders, including immunodeficiency syndromes, inborn errors of metabolism, thalassemia and sickle cell disease. The primary toxicity of allogeneic HSCT, however, is GVHD in which the newly transplanted donor cells damage cells in the recipient’s gastrointestinal tract, liver and skin.

2. Future Potential Indications of orBec®

Based on its pharmacological characteristics, orBec® may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent (6,096,731) claiming the use of oral BDP as a method for preventing the tissue damage that is associated with both GI GVHD following hematopoietic cell transplantation, as well as GVHD, as occurs following organ allograft transplantation. We plan on initiating a Phase 2 trial of orBec® in the prevention of acute GVHD sometime in the second quarter of 2007. In addition, we are exploring the possibility of testing orBec® for local inflammation associated with Ulcerative Colitis, Crohn’s Disease, Lymphocytic Colitis, Irritable Bowel Syndrome and liver disease, among other indications.

3. Other Products in BioTherapeutics Pipeline

           The following is a brief description of other products in our pipeline. Due to past resource limitations, we have focused our R&D efforts on orBec®, RiVax® and BT-VACCTM. However with the completion of our recent financing, we anticipate re-initiating development of some of these products, all of which are currently available for licensing or acquisition. These products consist of drug delivery technologies that facilitate the oral delivery of hydrophobic and hydrophilic drugs, including peptides, and macromolecules such as leuprolide. The drug delivery systems, LPM™, LPETM, PLPTM, were developed internally and we have submitted and pursued patents on these products. We acquired an oral form of the immunosuppressant azathioprine (Oraprine™) as a result of the merger of Endorex and CTD in November 2001. We also acquired patent applications from Dr. Joel Epstein of the University of Washington. We conducted a Phase 1 study that established the feasibility of the oral drug to treat oral ulcerative lesions resulting from graft versus host disease.

LPMTM - Leuprolide

Lipid Polymer Micelle (LPMTM). We are developing the LPM™ system for enhancing the intestinal absorption of water-soluble drugs/peptides that are not ordinarily absorbed or are degraded in the gastrointestinal tract. As the first example of a peptide drug that can be delivered orally, we are developing an oral formulation of the peptide drug Leuprolide, a hormone drug that is among the leading drugs used to treat prostate cancer and endometriosis. The oral dosage form utilizes a novel drug delivery system composed of safe and well characterized ingredients to enhance intestinal absorption. The LPMTM system incorporates biocompatible lipids and polymers and is potentially useful for a wide variety of molecular structures of water-soluble drugs, particularly those based on peptides. Although both small molecules and large molecules can be incorporated into our system, there is a molecular size cutoff for a commercially viable oral bioavailability enhancement, and this system is most effective with hydrophilic drugs/peptides below 5,000 Daltons in molecular weight. Utilizing a simple and scaleable manufacturing process, aqueous solutions of peptides can be incorporated into lipid-polymer mixtures forming stable micelles.

Leuprolide is a potent analogue agonist of the Luteinizing Hormone Releasing Hormone (“LHRH”), currently used to treat hormone responsive prostate cancer in men, endometriosis in women, and precocious puberty in children. The current injected LHRH analog formulations are depot formulations that are designed to be injected under the skin and release Leuprolide in a controlled fashion over 1 to 4 months (Lupron® marketed by TAP Pharmaceuticals and Zoladex® marketed by Astra Zeneca) and for periods up to 6 months (Eligard®, marketed in the U.S. by Sanofi). Leuprolide is used in treating prostate cancer to slow the growth of the cancer. In children with central precocious puberty, Leuprolide reduces the levels of estrogen and testosterone. Estrogens promote the growth of abnormal uterine tissue that exists outside the uterus and thus Leuprolide is used to reduce the production of estrogen and treat both fibroids and endometriosis.

Based on promising preclinical data and high bioavailability achieved in animals with oral administration of Leuprolide in the LPM™ system, we believe that LPM™-Leuprolide may have a competitive role in a segment of the current Leuprolide market and effectively compete with the depot formulations of Leuprolide. Specifically we believe that LPM™ -Leuprolide can be developed as a once-a-day oral formulation that can maintain blood levels of Leuprolide resulting in suppression of estrogen production in women suffering from endometriosis. We believe there is a need for a better formulation of a LHRH-like product, such as LPM™-Leuprolide that will increase compliance and efficacy, with fewer side effects.

Research and Development

In preclinical studies, we have been able to demonstrate significant intestinal absorption enhancement of both LPM™-Leuprolide and Leuprolide in comparison to solution formulations of the peptides in rats and dogs. Based on these promising preclinical data, we plan further development of LPM™-Leuprolide. Because of the wide applicability of Leuprolide in other medical conditions, such as in prostate cancer, it is possible that an oral formulation will prove to be acceptable for other indications. Obtaining marketing approval for further indications will require additional clinical testing in patients. In addition to LHRH and agonists, we plan to evaluate other classes of water-soluble drugs/peptides with the LPM™ system when resources permit.

Cost and Development analysis for LPM™ Leuprolide
	2007	2008	2009	2010	2011
Pilot stability	$50,000	$150,000	$-	$-	$-
Process Development Scale up Product characterization	100,000	150,000
Acute toxicity studies	100,000	250,000
Clinical supply manufacture		250,000
Phase 1 Clinical studies	150,000	300,000
Animal dosing studies (efficacy)		250,000
Phase 2 clinical (dose ranging)			1,500,000	500,000
Phase 3 (endometriosis)				2,500,000	1,000,000
Manufacture - Characterization				750,000
TOTALS	$400,000	$1,350,000	$1,500,000	$3,250,000	$1,000,000

We have completed proof of concept studies in rats and dogs. We first plan to conduct a small Phase 1 bioavailability study to compare the absorption of a enteric-coated gelatin capsule of LPM™-Leuprolide with an injected formulation. We anticipate initiating this trial in mid-2007. We then plan to conduct Phase 2 trials in volunteers to establish the proper dosing regimen before moving to Phase 3 trials in women with endometriosis when resources permit. Being able to move forward towards product launch and generation of revenue along the above timeline is highly dependent upon the results from the prior phase and ongoing interactions with the FDA. The scheduling of product launch is also highly dependent on being able to recruit sufficient numbers of patients for Phase 2 evaluation. We will have to raise additional funds in order to conduct later phase clinical trials. This may require partnering of the product at various stages during development.

        The costs that we have incurred to develop LPMTM-Leuprolide since 2000 total $1,248,324. Research and development costs for LPMTM-Leuprolide totaled $3,900 in 2005 and $5,679 in 2006. These costs are mainly legal costs in connection with maintenance of our patent positions. It is our intention to out-license this program to another pharmaceutical company. If we are unable to develop LPMTM-Leuprolide on our own, it would not have a material adverse effect on us.

OraprineTM

OraprineTM is an oral suspension of azathioprine, which we believe may be bioequivalent to the oral azathioprine tablet currently marketed in the United States as Imuran®. We acquired the azathioprine drug (OraprineTM) as a result of the merger of Endorex and CTD in November 2001. Also acquired were patent applications licensed from Dr. Joel Epstein of the University of Washington. We conducted a Phase 1 bioequivalence trial following a trial conducted by Dr. Epstein that established the feasibility of the oral drug to treat oral ulcerative lesions resulting from graft versus host disease. Azathioprine is one of the most widely used immunosuppressive medications in clinical medicine. Azathioprine is commonly prescribed to organ transplant patients to decrease their natural defense mechanisms to foreign bodies (such as the transplanted organ). The decrease in the patient’s immune system increases the chances of preventing rejection of the transplanted organ in the patient. OraprineTM may provide a convenient dosage form for patients who have difficulty swallowing pills or tablets, such as children.

Based on the outcomes of two Phase 1 clinical trials of Oraprine™, we are planning to reformulate AZA (OraprineTM) as a stable oral liquid suspension with the intent of demonstrating bioequivalence to the branded oral azathioprine tablets currently marketed in the United States (Imuran® and Azasan®). One Phase 1 bioequivalence trial was conducted with an early formulation and demonstrated bioequivalence to the marketed product.

Research and Development

Our research and development plans are primarily focused on obtaining sufficient stability data on the reformulated product to allow us to proceed into additional humans trials. We propose to position Oraprine™ initially in the market as a specialty generic product to be used by transplant or rheumatoid arthritis patients who cannot swallow medicines in tablet form. We anticipate that the market will include the pediatric transplant populations, the elderly, and cancer patients who have received stem cell transplants. We thus plan to file an abbreviated new drug application (“ANDA”) for Oraprine™ based on small bioequivalence trials in healthy humans accompanied by new manufacturing data on the characterization of the stable formulation and to obtain approval for use in pediatric patients when resources permit. If approval is received, we then plan to conduct additional studies when resources permit in patients with chronic oral ulcerations, such as oral graft versus host disease (GVHD) and other autoimmune diseases of the mouth and upper esophagus, where topical application of AZA may have an advantage in treatment of mucosal lesions whose underlying cause is mediated by activated T cells. The FDA has granted orphan drug status for our application for use of Oraprine™ for the treatment of oral GVHD.

Cost and timeline analysis of Oraprine™ development.

	2007	2008	2009	2010	2011
Continued reformulation	$75,000	$-	$-	$-	$-
Pilot stability	50,000
Formal stability	75,000	225,000
Bioequivalence (Clinical) Adults		250,000	500,000
Bioequivalence (clinical) - pediatric			500,000
Juvenile Rheumatoid arthritis (RA)			1,000,000	500,000
Toxicology				400,000
Manufacture- Quality control			750,000	750,000	500,000
TOTALS	$200,000	$475,000	$2,750,000	$1,650,000	$500,000

The cost estimates in the table above are based upon conducting continued research into the development of a stable liquid formulation, which are planned to be completed before the end of 2007, with concurrent initiation of stability assessments. A series of bioequivalence studies are to be completed in adults and children by 2009, with trials to establish safety and efficacy in pediatric juvenile rheumatoid arthritis patients completed by 2010. Marketing approval with indications for kidney transplant and adult rheumatoid arthritis are anticipated by 2011, with generation of revenue by 2012. Market approval for Oraprine™ for juvenile rheumatoid arthritis is anticipated by 2012. The assumption in the above scenario is that we will develop the drug on our own without partners and market the drug through our own sales force. The premise behind the development of the drug under the ANDA strategy is that the technical objective of achieving a stable liquid formulation can be achieved in the light of the known chemical instability of azathioprine. Thus, the major milestone in 2007 is the completion of stability data with demonstration of acceptable drug stability. It is possible that, based on achievement of any of the milestones, we will achieve revenue through outlicensing and partnering arrangements.

The costs that we have incurred to develop Oraprine™ since 2000 total $415,096. Research and development costs for Oraprine™ totaled $8,100 in 2005 and $6,996 in 2006. These costs are mainly legal costs in connection with maintenance of our patent positions. It is our intention to out-license this program to another pharmaceutical company. If we are unable to develop Oraprine™ on our own, it would not be material.

LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs

We have also conducted initial research studies to identify drug delivery systems that promote the oral (intestinal) absorption of water insoluble drugs. One of the main difficulties in delivering drugs by the oral route is the low solubility of many therapeutic compounds. We have developed two novel delivery systems that we think will be useful for oral delivery of water insoluble drugs. One of these systems is based on emulsions composed of polymers (LPE, or lipid polymer emulsions) and another is a composed of solid lipid particles (PLP, or polymer lipid particles). We have conducted initial studies in animals that demonstrate that the LPE system used with the anticancer drug paclitaxel, the active drug in Taxol, promotes oral absorption with significant bioavailability in rodents in relationship to formulations of the injected drug. We believe that this example demonstrates the promise of using these systems for not only paclitaxel for further development but also for oral delivery of other water insoluble drugs. We anticipate that the general level of expenditure for pre-clinical research needed to advance oral LP-paclitaxel to Phase 1 studies, including preclinical toxicology evaluations, will be approximately $0.8 million, and will take 1-1.5 years.

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

C. BioDefense Programs

In collaboration with two United States academic research institutions, we are developing vaccines to combat the threat posed by two potent biological toxins; ricin toxin and botulinum toxin. Both vaccines under development are recombinant products produced in bacterial hosts and both consist of nontoxic subunits of the native toxins. These subunits induce antibodies that neutralize the toxins from which they are derived. Through exclusive licenses with these Universities, we have secured intellectual property rights for these vaccines.

1. RivaxTM - Ricin Toxin Vaccine

The development of RiVaxTM, our ricin toxin vaccine, has progressed significantly this year. Our academic partner, The University of Texas Southwestern led by Dr. Ellen Vitetta, completed a Phase 1 safety and immunogenicity trial of RiVaxTM in human volunteers. The results of the Phase 1 safety and immunogenicity dose-escalation study indicate that the vaccine is well tolerated and induces antibodies in humans that neutralize ricin toxin. Despite the absence of an adjuvant, antibodies were present in the blood of several volunteers for as long as 127 days after their last vaccination. The functional activity of the antibodies was confirmed by transferring serum globulins from the vaccinated individuals along with active ricin toxin to sensitive mice, which then survived subsequent exposure to ricin toxin. The outcome of the study was recently published in the Proceedings of the National Academy of Sciences. In January of 2005, we entered into a manufacturing and supply agreement for RiVax™ with Cambrex Corporation. In July of 2006, we announced successful completion of current Good Manufacturing Practices (“cGMP”) milestone for the production of RiVaxTM.

On September 29, 2006, we announced that we had been awarded a grant of approximately $4,800,000 from the NIAID over a three year period for the continued development of RiVaxTM. This is in addition to the $6,433,316 already awarded by the NIAID. This new grant will fund the development of animal models which will be used to correlate human immune response to the vaccine with protective efficacy in animals. This is necessary for ultimate licensure by the FDA, when human efficacy vaccine trials are not possible. This new grant also supports the further biophysical characterization of the vaccine containing a well-characterized adjuvant that is needed to enhance the immune response to recombinant proteins. These studies will be required to assure that the vaccine is stable and potent over a period of years.

Ricin Toxin

   Ricin toxin is a heat stable toxin that is easily isolated and purified from the bean of the castor plant. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The CDC have classified ricin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

Research and Development

RiVax™ is being developed as a conventional vaccine, to be administered by injections. We have secondary plans to develop RiVax™ as a nasally administered vaccine for the medical purpose of stimulating immunity in the lungs to prevent toxicity by the anticipated route of exposure through inhalation if ricin were to be used as a bio-weapon. At this point we are focusing our efforts on the development of the injectable vaccine, and have deferred the development of a nasal vaccine.

Cost and Development analysis for RiVax™

	2007	2008	2009	2010	2011
cGMP stability	$85,000	$-	$-	$-	$-
Adjuvant characterization	210,000
Animal model development	500,000
Vaccine/protection Inhaled ricin	295,000	295,000	295,000
Clinical supply (3000 doses)	150,000
Release and potency testing		250,000
Human/animal correlation	130,000	130,000
Phase 1/2 (dose determination)	150,000	1,250,000
Pivotal animal studies (primates)			1,500,000
Additional manufacture			750,000
Other				50,000	50,000
TOTALS	$1,520,000	$1,925,000	$2,545,000	$50,000	$50,000

The costs that we have incurred to develop RiVax™ since 2002 total $6,360,523. Research and development costs for RiVax™ totaled $2,422,196 in 2005 of which $1,942,076 was for costs reimbursed under the NIH grant, and $2,130,516 in the second quarter of 2006, of which $1,128,257 was for costs reimbursed under this grant.

2. BT-VACCTM - Botulinum Toxin Vaccine

Our botulinum toxin vaccine, called BT-VACC™, was developed through the research of Dr. Lance Simpson at Thomas Jefferson University in Philadelphia, Pennsylvania. Botulinum toxin is the product of the bacteria Clostridium botulinum. Botulinum toxin is one of the most poisonous natural substances known. Botulinum toxin causes acute, symmetric, descending flaccid paralysis due to its action on peripheral cholinergic nerves. Paralysis typically presents 12 to 72 hours after exposure. Death results from paralysis of the respiratory muscles. Current treatments include respiratory support and passive immunization with antibodies which must be administered before symptoms occur, which leaves little time post-exposure for effective treatment.

We are developing a multivalent vaccine against botulinum neurotoxins serotypes A, B and E, which account for almost all human cases of disease. Currently, the recombinant vaccines under development are given by intramuscular injections. Typically, vaccines given by mucosal routes are not immunogenic because they do not attach to immune inductive sites. In the case of the combination BT-VACCTM both the A and the B antigens were capable of attaching to cells in the mucosal epithelium and inducing an immune response with similar magnitude to the injected vaccine. The alternate route provides a self administration option, which will bypass the requirement for needles and personnel to administer the vaccine. We have identified lead antigens against Serotypes A, B and E consisting of the Hc50 fragment of the botulinum toxin. Our preclinical data to date suggests that a bivalent formulation of serotypes A and B is effective at low, mid and high doses as an intranasal vaccine and effective at the higher dose level orally in animal models. The animals were given a small quantity of the bivalent combination vaccine containing each of the type A and type B antigens (10 micrograms) three times a day at two week intervals. All of the animals developed equivalent immune responses to A and B types in the serum. Importantly, they were then protected against exposure to each of the native toxin molecules given at 1000 fold the dose that causes lethality. The immune responses were also comparable to the same vaccines when given by intramuscular injection.

Ongoing studies are focused on serotype E and multivalent immunization experiments using serotype A, B and E antigens given simultaneously to animals. Further, we are engaged in formulation work to create an oral dosage form, which we anticipate will improve immunogenicity and potency. We have been collaborating with Thomas Jefferson University to conduct vaccine efficacy experiments under a sponsored research agreement. We have applied for and intend to continue to apply for research grants and contracts from the U.S. government to continue development of this vaccine. We have also entered into a joint development agreement with Dowpharma, a business unit of the Dow Chemical Company. Dowpharma is providing process development leading to current Good Manufacturing Practices (cGMP) production services for BT-VACC™ using its Pfēnex Expression TechnologyTM, a high yield expression system based on Pseudomonas fluorescens..

On September 29, 2006, we announced that we had been awarded a Small Business Innovation Research (“SBIR”) grant of approximately $500,000 from the NIAID over a one year period for further work to combine antigens from different serotypes of botulinum toxin for a prototype multivalent vaccine. The grant funding will support further work in characterizing antigen formulations.

The government has classified botulinum toxin as a Category A biothreat and has allotted up to $1.7 Billion under the current project BioShield bill. We are aware that the Department of Defense (“DoD”) has infused $200 Million into advanced development of an injectable vaccine for botulinum toxin, which is still in early clinical phases of development.

Research and Development

We have conducted a series of studies in animals that have demonstrated that the key immunogenic antigen derived from botulinum toxin can be given to animals orally and elicit a protective immune response. This has been shown with a single serotype of botulinum toxin and recently the observation has been expanded to a prototype mixture of three antigens given to animals by intranasal immunization. We have used our own capital to invest in the demonstration of product feasibility since the inception of this project in 2003, but now are using grant funding to advance further product development. We have received a Phase 1 $0.5 Million SBIR grant from the NIH for project funding during 2007, and anticipate being able to obtain additional SBIR funding of $1.0-3.0 Million for 2008.

Cost and Development analysis for BT-VACC™
	2007	2008	2009	2010	2011
Definition of enteric formulation	$130,000	$-	$-	$-	$-
Stability characterization	50,000
Animal efficacy	150,000	250,000
Process development 3 components		150,000	350,000
Assay development		250,000
Scale up and production			500,000
Toxicology evaluation			300,000
Release/potency			200,000
Phase 1 Safety/immunogenicity -volunteers			150,000
Phase 2 +manufacture				5,000,000	4,000,000
Pivotal animal				1,500,000	500,000
TOTALS	$330,000	$650,000	$1,500,000	$6,500,000	$4,500,000

      The costs that we have incurred to develop BT-VACC™ from 2002 total $2,104,767. Research and development costs for BT-VACC™ totaled $979,247 in 2005 and $130,381 in the second quarter of 2006.

3. Strategy for development of BioDefense products

Since 2001, the United States government has developed an initiative to stockpile countermeasures and vaccines for over 30 biological threats that could be used in bioterrorist attacks or on the battlefield. The CDC and the NIAID have recognized threats based on several factors: 1) public health impact based on illness and death; 2) ability for an agent to be disseminated, produced, and transmitted from person to person; 3) public perception and fear; and 4) special public health preparedness needs. This prioritization has resulted in classification into three threat categories: A, B, and C, where agents in Category A have the greatest potential for adverse public health impact, and agents in Category B have potential for large scale dissemination, but generally cause less illness and death. Biological agents that are not regarded to present a high public health risk but may emerge as future threats, as the scientific understanding of the agents develops, have been placed in Category C. Very few countermeasures or vaccines currently exist for Category A, B, or C agents. We believe that we have identified and will continue to identify products with relatively low development risk for addressing biological threats in Category A (e.g., botulinum toxin) and B (e.g., ricin toxin). Biodefense products can be developed and sold to the U.S. government before the FDA has licensed them for commercial use. Secondly, the FDA itself has facilitated the approval process, whereby portions of the human clinical development pathway can be truncated. Under the two animal rule, when it is not ethical to perform human efficacy trials, the FDA can rely on safety evidence in humans and evidence from animal studies to provide substantial proof of a product’s effectiveness under circumstances where there is a reasonably well-understood mechanism for the toxicity of the agent and its prevention or cure by the product. This effect has to be demonstrated in more than one animal species expected to react with a response predictive of humans or in one animal species. The animal study endpoint must be clearly related to the desired benefit in humans and the information obtained from animal studies allows selection of an effective dose in humans. Biodefense products are eligible for priority review in cases where the product is a significant advance for a serious or life threatening condition. The government would also purchase countermeasures upon expiration, so there is a recurrent market to replenish the stockpile. Under a $5.6 Billon appropriation bill over 10 years, the BioShield Act of 2004 authorizes the government to procure new countermeasures. This bill also allows the NIH to use simplified and accelerated peer-review and contracting procedures for research and development and empowers the FDA to approve distribution of unapproved medical products on an emergency basis. Further, additional legislation, such as the recently enacted Biomedical Advanced Research and Development Authority (BARDA) bill, may help provide funding for products at an intermediate state of development.

D. Summary of Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products
Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of gastrointestinal Graft-versus-Host Disease	NDA and MAA filed and under review
LPMTM - Leuprolide	Endometriosis and Prostate Cancer	Phase 1
OraprineTM	Oral lesions resulting from Graft-versus-Host Disease	Phase 1/2
LPETM and PLPTM Systems	Delivery of Water-Insoluble Drugs	Pre-Clinical

Biodefense Products

Select Agent	Currently Available Countermeasure	DOR Biodefense Product
Ricin Toxin	No vaccine or antidote currently FDA approved	Injectable Ricin Vaccine Phase I Clinical Trial Successfully Completed
Botulinum Toxin	No vaccine or antidote currently FDA approved	Oral/Nasal Botulinum Vaccine

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

An Investigational New Drug Application (“IND”) is required before human clinical use in the United States of a new drug compound or biological product can commence. The IND includes results of pre-clinical animal studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

Clinical trials are normally done in three Phases, although the phases may overlap. Phase 1 trials are concerned primarily with the safety of the product. Phase 2 trials are designed primarily to demonstrate effectiveness and safety in treating the disease or condition for which the product is indicated. These trials typically explore various doses and regimens. Phase 3 trials are expanded multi-center clinical trials intended to gather additional information on safety and effectiveness needed to clarify the product’s benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug, among other things. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase 4, or post-marketing, studies to be conducted.

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

Even after initial FDA or foreign health authority approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or foreign regulatory authority will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, an application seeking approval of such changes may be required to be submitted to the FDA or foreign regulatory authority.

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

2. Marketing Strategies

We have had strategic discussions with a number of pharmaceutical companies regarding the partnering or sale of orBec® and sale or merger of all of our assets. We may seek a marketing partner in the U.S. and abroad in anticipation of commercialization of orBec®. We are actively seeking a partner for orBec® for territories outside North America. We are actively seeking a partner for the development of other potential indications of orBec® as well as for our OraprineTM, LPMTM - Leuprolide, LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs. We also are actively considering a strategy of a commercial launch of orBec® by ourselves in the U.S.

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

A. Biodefense Vaccine Competition

We face intense competition in the area of biodefense from various public and private companies, universities and governmental agencies, such as the U.S. Army, some of whom may have their own proprietary technologies which may directly compete with the our technologies. Acambis, Inc., Avant Immunotherapeutics, Inc., Dynavax, Emergent Biosolution (formerly Bioport Corporation), VaxGen, Inc., Chimerix, Inc., GlaxoSmithKline through acquisition of ID Biomedical Corporation, Human Genome Sciences, Inc., CpG Immunotherapeutics, Inc., Avanir Pharmaceuticals, Inc., Dynport Vaccine Company, LLC., Pharmatheneand others have announced vaccine or countermeasure development programs for biodefense. Some of these companies have substantially greater human and financial resources than we do, and many of them have already received grants or government contracts to develop anti-toxins and vaccines against bioterrorism. VaxGen and Avecia Biotechnology, Inc. have both received NIH contracts to develop a next generation injectable anthrax vaccine. VaxGen has also received approximately $900 million procurement order from the U.S. government to produce and deliver 75 million doses of Anthrax vaccine. This contract was recently withdrawn by the HHS because of the inability of Vaxgen to enter into Phase 2 clinical trials according to contract timelines. Several companies have received development grants from NIH for biodfense products. For example, CpG Immunotherapeutics, Inc. has received a $6 million Department of Defense grant to develop vaccine enhancement technology. ID Biomedical Corporation, has entered into an $8 million contract to develop a plague vaccine in conjunction with Dynport Vaccine Company, LLC, a prime contractor with the DoD. Dynport Vaccine Company currently has a $200 million contract to develop vaccines for the U.S. Military, including a multivalent botulinum toxin vaccine. Although we have received significant grant funding to date for product development, we have not yet been obtained contract awards for government procurement of products.

B. orBec® Competition

Competition is intense in the gastroenterology and transplant areas. Companies are attempting to develop technologies to treat GVHD by suppressing the immune system through various mechanisms. Some companies, including Sangstat, Abgenix, and Protein Design Labs, Inc., are developing monoclonal antibodies to treat graft-vs.-host disease. Novartis, Medimmune, and Ariad are developing both gene therapy products and small molecules to treat graft-vs.-host disease. All of these products are in various stages of development. For example, Novartis currently markets Cyclosporin, and Sangstat currently markets Thymoglobulin for transplant related therapeutics. We face potential competition from Osiris Therapeutics if their product Prochymal for the treatment of GI GVHD is successful in ongoing Phase 3 clinical trials and reaches market. We believe that orBec®’s unique release characteristics, intended to deliver topically active therapy to both the upper and lower gastrointestinal systems, should make orBec® an attractive alternative to existing therapies for inflammatory diseases of the gastrointestinal tract.

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

We have "Orphan Drug" designations for orBec® in the United States and in Europe. Our Orphan Drug designations provide for seven years of post approval marketing exclusivity in the U.S. and ten years exclusivity in Europe for the use of orBec® in the treatment of GI GVHD. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the seven year post-approval exclusivity provided by the Orphan Drug Act of 1983. We are the exclusive licensee of an issued U.S. patent that covers the use of orBec® for the prevention of GI GVHD.

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

7. orBec® License Agreement

In October 1998, our wholly-owned subsidiary, Enteron Pharmaceuticals, Inc. (“Enteron”), entered into an exclusive, worldwide, royalty bearing license agreement with George B. McDonald, M.D., including the right to grant sublicenses, for the rights to the intellectual property and know-how relating to orBec®. In addition, Dr. McDonald receives $40,000 per annum as a consultant.

Enteron also executed an exclusive license to patent applications for "Use of Anti-Inflammatories to Treat Irritable Bowel Syndrome" from the University of Texas Medical Branch-Galveston. Under the license agreements, we will be obligated to make performance-based milestone payments, as well as royalty payments on any net sales of orBec®.

8. Ricin Vaccine Intellectual Property

In January 2003, we executed a worldwide exclusive option to license patent applications with the University of Texas Southwestern Medical Center (“UTSW”) for the nasal, pulmonary and oral uses of a non-toxic ricin vaccine. In June 2004, we entered into a license agreement with UTSW for the injectable rights to the ricin vaccine for initial license fees of $200,000 of our common stock and $100,000 in cash. Subsequently, in October of 2004, we negotiated the remaining oral rights to the ricin vaccine for additional license fees of $150,000 in cash. Our license obligates us to pay $50,000 in annual license fees.

On March 1, 2005 we signed a sponsored research agreement with UTSW extending through March 31, 2007. The cost of this research is approximately $190,000. We have additional sponsored research agreements with UTSW funded by two NIH grants. The research will grant us certain rights to such intellectual property. On December 7, 2006 we announced that the United States Patent and Trademark Office (“USPTO”) issued a Notice of Allowance of patent claims based on U.S. Patent Application #09/698,551 entitled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin.” This patent includes methods of use and composition claims for RiVax™.

9. Botulinum Toxin Vaccine Intellectual Property

In 2003, we executed an exclusive license agreement with Thomas Jefferson University for issued U.S. Patent No. 6,051,239 and corresponding international patent applications broadly claiming the oral administration of nontoxic modified botulinum toxins as vaccines. The intellectual property also includes patent applications covering the inhaled and nasal routes of delivery of the vaccine. This license agreement required that we pay a license fee of $160,000, payable in $130,000 of restricted common stock and $30,000 in cash. We also entered into a one-year sponsored research agreement with the execution of the license agreement with Thomas Jefferson University, renewable on an annual basis, under which we are providing $300,000 in annual research support. In addition, we also executed a consulting agreement with Dr. Lance Simpson, the inventor of the botulinum toxin vaccine for a period of three years. Under this agreement, Dr. Simpson received options to purchase 100,000 shares of our common stock, vesting over two years. We are also required to pay a $10,000 non-refundable license royalty fee no later than January 1 of each calendar year. We entered into an additional sponsored research agreement for $37,500 thru August 31, 2007.

10. Employees

As of March 1, 2007, we had eight full-time employees, three of whom are Ph.D.s.

Information regarding our executive officers is set forth in Items 9 and 10 of this Annual Report, which information is incorporated herein by reference.

12. Research and Development Spending

We spent approximately $4,800,000 and $3,700,000 in 2006 and 2005, respectively on research and development.

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

We are a company that has experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2006, we had approximately $120,000 in cash available. On January 3, 2007, we completed the sale of 4,065,041 shares of our common stock to Sigma-Tau for a purchase price of $1 million. On February 9, 2007, we completed the sale of an aggregate of 11,680,850 shares of our common stock to institutional investors and certain of our officers and directors for an aggregate purchase price of $5,490,000 In addition, during 2007, we had warrant exercises in the amount of $677,312. Consequently, as of March 1, 2007, we had $7,089,092 in cash of which $2,000,000 is payable to Sigma-Tau. Based on our budgetary projections of $5,500,000 over the next 12 months, the financings will allow us to continue and maintain operations into the first quarter of 2008. In addition, our existing NIH biodefense grant facilities provide us with significant overhead contributions to continue to operate our business. On September 29, 2006, we announced that we had received approximately $5,300,000 in grants for the development of our biodefense programs. We estimate that the overhead revenue contribution from our existing NIH biodefense grants will generate an additional $850,000 over the next four quarters.

All of our products are currently in development, preclinical studies or clinical trials, and we have not generated any revenues from sales or licensing of these products. Through December 31, 2006, we had expended approximately $17,400,000 developing our current product candidates for preclinical research and development and clinical trials, and we currently expect to spend at least $6.0 million over the next two years in connection with the development and commercialization of our vaccines and therapeutic products, licenses, employee agreements, and consulting agreements. Unless and until we are able to generate sales or licensing revenue from orBec®, our leading product candidate, or another one of our product candidates, we may require additional funding to meet these commitments, sustain our research and development efforts, provide for future clinical trials, and continue our operations. We may not be able to obtain additional required funding on terms satisfactory to our requirements, if at all. If we are unable to raise additional funds when necessary, we may have to reduce or discontinue development, commercialization or clinical testing of some or all of our product candidates or take other cost-cutting steps that could adversely affect our ability to achieve our business objectives. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by the issuance of debt, we may be subject to limitations on our operations.

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

The regulatory process applicable to our products requires pre-clinical and clinical testing of any product to establish its safety and efficacy. This testing can take many years and require the expenditure of substantial capital and other resources. We may be unable to obtain, or we may experience difficulties and delays in obtaining, necessary domestic and foreign governmental clearances and approvals to market a product. Also, even if regulatory approval of a product is granted, that approval may entail limitations on the indicated uses for which the product may be marketed. The pivotal clinical trial of our product candidate orBec® began in 2001. In December of 2004, we announced top line results for our pivotal Phase 3 trial of orBec® in GI GVHD, in which orBec® demonstrated a statistically significant reduction in mortality during the prospectively defined Day 200 post-transplant period and positive trends on its primary endpoint. While orBec® did not achieve statistical significance in its primary endpoint of time to treatment failure at Day 50 (p-value 0.1177), orBec® did achieve a statistically significant reduction in mortality compared to placebo. Additional clinical trials may be necessary prior to approval by the FDA of a marketing application.

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

The manufacture of our products is a highly exacting process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our drug substance. Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products.

If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.

We rely on suppliers for our drug substance raw materials and third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and use in clinical trials of our products and, after approval, for commercial distribution. To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We and our suppliers and vendors may not be able to (i) produce our drug substance or drug product to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers and vendors, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

We do not have sales and marketing experience and our lack of experience may restrict our success in commercializing our product candidates.

We do not have experience in marketing or selling pharmaceutical products. We may be unable to establish satisfactory arrangements for marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for orBec® or our other product candidates. To obtain the expertise necessary to successfully market and sell orBec®, or any other product, will require the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract. Accordingly, we may not have sufficient funds to successfully commercialize orBec® or any other potential product in the United States or elsewhere.

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

We have only eight employees and we depend upon these employees to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. Dr. Christopher J. Schaber, Chief Executive Officer, was hired in August 2006; Evan Myrianthopoulos, our Chief Financial Officer, was hired in November 2004, although he was on the Board for two years prior to that; James Clavijo, our Controller, Treasurer and Corporate Secretary was hired in October 2004; and Dr. Robert Brey, our Chief Scientific Officer was hired in 1996. In August 2006, Dr. James S. Kuo was appointed Chairman of the Board. We will not be successful if this management team cannot effectively manage and operate our business. Several members of our board of directors are associated with other companies in the biopharmaceutical industry. Stockholders should not expect an obligation on the part of these board members to present product opportunities to us of which they become aware outside of their capacity as members of our board of directors.

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

Our stock price has fluctuated between January 1, 2003 through December 31, 2006, the per share price of our common stock ranged between a high of $1.71 per share to a low of $0.20 per share. As of March 1, 2007, our common stock traded at $0.55. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance.

Our stock trades on the over the counter bulletin board and our stock is not listed on the American Stock Exchange

On April 18, 2006, our stock was delisted from the American Stock Exchange (“AMEX”) and began trading on the Over-the-Counter Bulletin Board (the “OTCBB”) securities market on April 18, 2006 under the ticker symbol DORB. The OTCBB is a decentralized market regulated by the National Association of Securities Dealers (NASD) in which securities are traded via an electronic quotation system that serves more than 3,000 companies. On the OTCBB, securities are traded by a network of brokers or dealers who carry inventories of securities to facilitate the buy and sell orders of investors, rather than providing the order matchmaking service seen in specialist exchanges. OTCBB securities include national, regional, and foreign equity issues. Companies traded OTCBB must be current in their reports filed with the SEC and other regulatory authorities.

Our stock was delisted from the AMEX because we did not maintain shareholder equity above the $6,000,000, as required under the maintenance requirement for continued listing.

If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Our common stock is subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, before a transaction in a penny stock that is not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. As a result of these requirements, our common stock could be priced at a lower price and our stockholders could find it more difficult to sell their shares.

Shareholders may suffer substantial dilution.

We have a number of agreements or obligations that may result in dilution to investors. These include:

•	warrants to purchase approximately 34,400,000 shares of our common stock at a current weighted average exercise price of approximately $0.69;

•	anti-dilution rights associated with a portion of the above warrants which can permit purchase of additional shares and/or lower exercise prices under certain circumstances; and

•	options to purchase approximately 11,900,000 shares of our common stock of a current weighted average exercise price of approximately $0.50.

To the extent that anti-dilution rights are triggered, or warrants or options are exercised, our stockholders will experience substantial dilution and our stock price may decrease.

               Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Item 2. Description of Property

We currently lease approximately 2,500 square feet of office space at 1101 Brickell Avenue, Suite 701-S, Miami, Florida 33131. The office space currently serves as our corporate headquarters located in Miami, Florida. We pay rent of approximately $5,844 per month, or $28 per square foot, on a ten-month lease, which was entered into on August 7, 2006 and expires on June 23, 2007. We believe that our current leased facilities are sufficient to meet our current needs. We do anticipate that we will seek a new facility in the second quarter of 2007.

Item 3. Legal Proceedings

From time-to-time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable.

On October 26, 2006, we received a summons in a civil case (Case No. 06-22629-CIV-COOKE/Brown, United States District Court for the Southern District of Florida]) from Michael T. Sember, our former President and Chief Executive Officer. The complaint claims that we breached the employment agreement entered into with Mr. Sember on December 7, 2004, specifically in the payment of his bonus. We have paid his severance and accrued vacation according to the terms of his employment agreement. Under the terms of this agreement, we have paid Mr. Sember $150,000 in severance and $28,383 for accrued vacation time, over a six month period beginning in August 2006. We deny the merit of the claim, as it is contrary to what is specifically stated in the agreement. On August 25, 2006, Mr. Sember was dismissed without “Just Cause” (as such term is defined in the agreement). Our position is that, upon termination of Mr. Sember without Just Cause, he was to be paid six months severance, any unpaid bonuses, and any vacation time accrued but not taken. The complaint contends that a minimum annual bonus of $100,000 was due. In addition, Mr. Sember is also seeking costs and attorney’s fees incurred for this action. We deny that we owe Mr. Sember any bonus and will vigorously defend against Mr. Sember’s claim that he is entitled to a bonus of $100,000.

On October 28, 2005, we entered into a letter of intent to acquire Gastrotech Pharma A/S (“Gastrotech”), a private, Danish biotechnology company developing therapeutics based on gastrointestinal peptide hormones to treat gastrointestinal and cancer diseases and conditions. The letter of intent provided for a $1,000,000 breakup fee in the event either party notified the other of its intention not to proceed with the transaction. On January 26, 2006, we advised Gastrotech that we were not renewing our letter of intent with Gastrotech, which had expired in accordance with its terms on January 15, 2006. The attorney representing Gastrotech has advised us that if we are not willing to comply with the terms in the letter of intent, we will be in material breach of our obligations under the letter of intent and will be obligated to pay Gastrotech a break-up fee of $1,000,000. As of the date of this prospectus, no claim or complaint has been filed by Gastrotech as to the obligation to pay a break-up fee of $1,000,000. Our position is that it does not owe Gastrotech any break-up fee pursuant to not renewing its letter of intent to acquire Gastrotech.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our shareholders was held on January 24, 2007. Of the 68,778,401 shares of the our common stock outstanding on the record date of November 3, 2006, a total of 51,606,868 shares of common stock were present in person or by proxy.

The following directors were re-elected at the meeting:

	For	Withheld Authority

Steve H. Kanzer, JD, CPA	50,564,104	1,042,764
James S. Kuo, MD	50,956,695	650,173
Evan Myrianthopoulos	50,940,829	666,039
Christopher J. Schaber, PhD	50,957,613	649,255

The shareholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. Of the votes cast on this matter, 50,472,015 shares voted for the approval of the amendment, 1,124,934 shares voted against the matter, 9,919 shares abstained from voting on the matter and there were 0 shares representing broker non-votes on the matter.

The shareholders ratified the appointment of Sweeney, Gates & Co., as our independent auditors for the year ending December 31, 2006. Of the votes cast on this matter, 51,177,660 shares voted for the approval of the amendment, 197,135 shares voted against the matter, 232,073 shares abstained from voting on the matter and there were 0 shares representing broker non-votes on the matter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol "DORB." The table below sets forth the high and low sales prices, as provided by the American Stock Exchange and as reported on the Website of the OTCBB, for the period from January 1, 2005 through December 31, 2006. Until April 18, 2006, our common stock was listed on the American Stock Exchange. The amounts represent inter-dealer quotations without adjustment for retail markup, markdowns or commissions and do not represent the prices of actual transactions.
.

Period	Price Range
	High	Low
Fiscal Year Ended December 31, 2005:
First Quarter	$0.67	$0.35
Second Quarter	$0.42	$0.29
Third Quarter	$0.45	$0.32
Fourth Quarter	$0.36	$0.22

Fiscal Year Ended December 31, 2006:
First Quarter	$0.69	$0.26
Second Quarter	$0.40	$0.23
Third Quarter	$0.33	$0.20
Fourth Quarter	$0.30	$0.21

On April 18, 2006, our common stock was delisted from the American Stock Exchange and began to be quoted on the OTCBB. As of March 1, 2007, the last reported price of our common stock was $0.55 per share. The OTCBB price quoted reflects inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions. We have approximately 1,089 registered holders of record.

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

Business Overview and Strategy

We are a research and development biopharmaceutical company focused on the development of oral therapeutic products intended for areas of unmet medical need and biodefense vaccines. We have filed a new drug application (“NDA”) for our lead product orBec® (oral beclomethasone dipropionate) with the U.S. Food and Drug Administration (the “FDA”) for the treatment of gastrointestinal Graft-versus-Host-Disease (“GI GVHD”), and have received a Prescription Drug User Fee Act (“PDUFA”) date for the FDA to complete its review of all materials regarding orBec® of July 21, 2007. In addition, the FDA’s Oncologic Drugs Advisory Committee (“ODAC”) will review the NDA for orBec® on May 10, 2007. We also have filed a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicines Evaluation Agency (“EMEA”) for orBec®, which has been filed and validated for review.

Our business strategy is to: (a) prepare for the potential marketing approval of orBec® by the FDA and the EMEA; (b) conduct prophylactic use clinical trials of orBec® for the prevention of GI GVHD; (c) evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP (orBec®) in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract; (d) reinitiate development of our other biotherapeutics products namely LPMTM-Leuprolide, and OraprineTM; (e) explore acquisition strategies under which the Company may be acquired by another company with oncologic or GI symmetry; (f) identify a sales and marketing partner for orBec® for territories outside of the U.S., and potentially inside the U.S.; (g) secure government funding for each of our biodefense programs through grants, contracts, and procurements; (h) convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area; and (i) acquire or in-license new clinical-stage compounds for development. We were incorporated in 1987. We maintain two active segments: BioTherapeutics and BioDefense.

On January 17, 2007, we received an unsolicited proposal from Cell Therapeutics, Inc. (“CTIC”) to acquire us. The proposal from CTIC is subject to, among other things, the completion of satisfactory due diligence regarding clinical, regulatory, manufacturing and proprietary positioning for orBec®. Under the original proposed terms, CTIC would issue our stockholders 29,000,000 shares of CTIC’s common stock, representing 19.9% of CTIC outstanding shares of common stock. Our warrant and option holders would receive shares of CTIC common stock in an amount determined using the Black Scholes pricing model. CTIC has reserved the right to offer cash as consideration for the warrants instead of CTIC common stock. In addition, CTIC is also offering the potential for an additional $15 million payment (in stock or cash at our option) upon receipt of the approval of the NDA for orBec®. We have retained RBC Capital Markets Corporation (“RBC”) to provide certain investment banking and financial advisory services in connection with this transaction and other possible acquisition and licensing transactions.

On January 3, 2007 we received $3 million under a non-binding letter of intent with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”), which granted Sigma-Tau an exclusive right to negotiate terms and conditions for a possible business transaction or strategic alliance regarding orBec® and potentially other DOR private offering compounds until March 1, 2007. Sigma-Tau is a pharmaceutical company that creates novel therapies for the unmet needs of patients with rare diseases. They have both prescription and consumer products in metablolic, oncology, renal and supplements. Under the terms of the letter of intent, Sigma-Tau purchased $1 million of our common stock at the market price of $0.246 per share, representing approximately four million shares. Sigma-Tau paid an additional $2 million, which was to be considered an advance payment to be deducted from upfront monies due to us by Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. Because no agreement was reached by March 1, 2007, we are obligated to return $2 million to Sigma-Tau by April 30, 2007. If we do not pay Sigma-Tau back in cash by May 31, 2007, interest will accrue at a rate of 6% compounded annually and Sigma-Tau will have the option in its sole discretion of converting the accrued amount into common stock at a price per share equal to 80% of the market price at the time the payment is made. We are currently under active discussions regarding a potential European partnership.

orBec®

Our lead therapeutic product orBec®, is an orally administered corticosteroid that exerts a potent, local anti-inflammatory effect within the mucosal tissue of the gastrointestinal tract. We filed an NDA on September 21, 2006 for orBec® with the FDA for the treatment of GI GVHD. The NDA was accepted on November 21, 2006, and in accordance with the PDUFA the FDA will complete its review of all materials related to orBec® by July 21, 2007. Additionally, on May 10, 2007 the FDA’s Oncology Drug Advisory Committee will review the NDA. We also filed an MAA with the EMEA on November 3, 2006, which was validated for review on November 28, 2006. We have assembled an experienced team of consultants and contractors who worked on all aspects of the NDA preparation, including data management, data analysis, and biostatistics medical writing. Manufacturing of the requisite batches of drug product (registration batches) is completed and these batches are currently undergoing stability testing.

We anticipate the market potential for orBec® for the treatment of gastrointestinal GI GVHD to be approximately 70 percent of the approximately 12,000 bone marrow and stem cell transplants that occur each year in the U.S.

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

RiVax™

The development of RiVaxTM, our ricin toxin vaccine, has progressed significantly this year. Our academic partner, The University of Texas Southwestern led by Dr. Ellen Vitetta, completed a Phase 1 safety and immunogenicity trial of RiVaxTM in human volunteers. The results of the Phase 1 safety and immunogenicity dose-escalation study indicate that the vaccine is well tolerated and induces antibodies in humans that neutralize ricin toxin. Despite the absence of an adjuvant, antibodies were present in the blood of several volunteers for as long as 127 days after their last vaccination. The functional activity of the antibodies was confirmed by transferring serum globulins from the vaccinated individuals along with active ricin toxin to sensitive mice, which then survived subsequent exposure to ricin toxin. The outcome of the study was recently published in the Proceedings of the National Academy of Sciences. In January of 2005, we entered into a manufacturing and supply agreement for RiVax™ with Cambrex Corporation. In July of 2006, we announced the successful completion of the current Good Manufacturing Practices (“cGMP”) milestone for the production of RiVaxTM.

BT-VACC™

Our botulinum toxin vaccine, called BT-VACC™, was developed through the research of Dr. Lance Simpson at Thomas Jefferson University in Philadelphia, Pennsylvania. Botulinum toxin is the product of the bacteria Clostridium botulinum. Botulinum toxin is one of the most poisonous natural substances known. Botulinum toxin causes acute, symmetric, descending flaccid paralysis due to its action on peripheral cholinergic nerves. Paralysis typically presents 12 to 72 hours after exposure. Death results from paralysis of the respiratory muscles. Current treatments include respiratory support and passive immunization with antibodies which must be administered before symptoms occur, which leaves little time post-exposure for effective treatment.. We are developing a multivalent vaccine against botulinum neurotoxins serotypes A, B and E, which account for almost all human cases of disease. We have identified lead antigens against Serotypes A, B and E consisting of the Hc50 fragment of the botulinum toxin. Typically, vaccines given by mucosal routes are not immunogenic because they do not attach to immune inductive sites. In the case of the combination BT-VACCTM both the A and the B antigens were capable of attaching to cells in the mucosal epithelium and inducing an immune response with similar magnitude to the injected vaccine. Our preclinical data to date suggests that a bivalent formulation of serotypes A and B are completely effective at low, mid and high doses as an intranasal vaccine and completely effective at the higher dose level orally in animal models. The animals were given a small quantity of the bivalent combination vaccine containing each of the type A and type B antigens (10 micrograms) three times a day at two week intervals. All of the animals developed equivalent immune responses to A and B types in the serum. Importantly, they were then protected against exposure to each of the native toxin molecules given at 1000 fold the dose that causes lethality. The immune responses were also comparable to the same vaccines when given by intramuscular injection.

LPMTM - Leuprolide

Lipid Polymer Micelle (LPMTM)-Leuprolide is an oral dosage formulation of the peptide drug leuprolide, a hormone-based drug that is among the leading drugs used to treat endometriosis and prostate cancer, which utilizes a novel drug delivery system composed of safe and well characterized ingredients to enhance intestinal absorption. The LPMTM system incorporates biocompatible lipids and polymers and is potentially useful for a wide variety of molecular structures of water-soluble drugs, particularly those based on peptides. Although both small molecules and large molecules can be incorporated into our system, there is a molecular size cutoff for a commercially viable oral bioavailability enhancement, and this system is most effective with hydrophilic drugs/peptides below 5,000 Daltons in molecular weight. Utilizing a simple and scaleable manufacturing process, aqueous solutions of peptides can be incorporated into lipid-polymer mixtures forming stable micelles.

OraprineTM

OraprineTM is an oral suspension of azathioprine, which we believe may be bioequivalent to the oral azathioprine tablet currently marketed in the United States as Imuran®.  We acquired the azathioprine drug (OraprineTM) as a result of the merger of Endorex and CTD in November 2001. Also acquired were patent applications licensed from Dr. Joel Epstein of the University of Washington. We conducted a Phase 1 bioequivalence trial following a trial conducted by Dr. Epstein that established the feasibility of the oral drug to treat oral ulcerative lesions resulting from graft versus host disease. Azathioprine is one of the most widely used immunosuppressive medications in clinical medicine. Azathioprine is commonly prescribed to organ transplant patients to decrease their natural defense mechanisms to foreign bodies (such as the transplanted organ).  The decrease in the patient’s immune system increases the chances of preventing rejection of the transplanted organ in the patient. OraprineTM may provide a convenient dosage form for patients who have difficulty swallowing pills or tablets, such as children.

LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs

We may develop two lipid-based systems, LPETM and PLPTM, to support the oral delivery of small molecules of water insoluble drugs. Such drugs include most kinds of cancer chemotherapeutics currently delivered intravenously. The LPETM system is in the form of an emulsion or an emulsion pre-concentrate incorporating lipids, polymers and co-solvents. We have filed for patent applications on the use of perillyl alcohol as a solvent, surfactant and absorption enhancer for lipophilic compounds. The polymers used in these formulations can either be commercially available or proprietary polymerized lipids and lipid analogs.

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

We capitalize intangible assets that have alternative future uses; this is common in the pharmaceutical development industry. Of the intangible asset balance, $1,025,000 is for up-front license costs. We purchased a license from the University of Texas Southwestern Medical Center, for the license to the RiVaxTM vaccine for $425,000. We also purchased a license from a “pharmaceutical company” namely Southern Research Institute/Brookwood Pharmaceuticals, for a license of microsphere technology for $600,000. We capitalize license costs because they have alternative future use as referred to in paragraph 11 c. of SFAS No.2. We believe that both of these intangible assets purchased have alternative future uses.

       We capitalize legal costs associated with the protection and maintenance of our patents. We have drug and vaccine products in an often lengthy basic and clinical research process, we believe that patent rights form one of our most valuable assets. Patents and patent applications are a key currency of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industrial partners. These rights can also be sold or sub-licensed as part of our strategy to partner our products at each stage of development. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. Therefore, our policy is to capitalize these costs and amortize them over the remaining useful life of the patents. We capitalize intangible assets alternative future use as referred to in SFAS No.142 and in paragraph 11 c. of SFAS No. 2.

        During 2006, we capitalized $206,004 in patent related costs. This amount is represented in the cash flow statement, in the section for investing activities presented in the 2006 10-KSB financial statements. On the balance sheet this amount is presented on the line intangible assets, net in the amount of $1,073,239.

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

Revenue Recognition

        All of our revenues are from government grants which are based upon subcontractor costs and internal costs covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. Revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant.

Material Changes in Results of Operations

We are a research and development company. The 2006 revenues and associated expenses were from NIH Grants received in September 2004 and September 2006, and for an FDA grant which we received in September 2005. The NIH grants were associated with our ricin and botulinum vaccines. The original amount of the first NIH grant was $5,173,298. This was increased on May 6, 2005, to $6,433,316. The increase of $1,260,018 was awarded based on a new renegotiated F&A (facilities and administrative) rate with the NIH. Part of this increase was attributed to the NIH reimbursement for overhead expenses for 2004 in the amount of $285,891 in the second quarter of 2005. This new rate provided a fixed rate for facilities and administrative costs (overhead expenditures) that is applied against all costs associated with the grant awarded. The new rate was a provisional rate and the final rate has not yet been finalized but the expectations are that the rate will be lower. In anticipation of this, we estimated that a charge in the amount of approximately $390,000 was necessary. The second NIH grant was received for ricin in September 2006 for $5,203,405. The NIH SBIR grant for botulinum was received in September 2006 for $465,191. We were awarded a one year FDA grant on September 23, 2005 for the “Oral BDP for the Treatment of GI GVHD” in the amount of $318,750.

For the year ended December 31, 2006 we had grant revenues of $2,313,020 as compared to $3,075,736 in the 12 months ended December 31, 2005, a decrease of $762,716, or 25%. We also incurred expenses related to revenues in 2006 and 2005 of $1,965,074 and $2,067,034, respectively, a decrease of $101,960, or 5%. These costs relate to payments made to subcontractors and universities in connection with the grants. The decrease in revenues and related expenses from 2005 are related to the accelerated progress made on the grants in late 2005 and early 2006. Additionally, the decrease is related to a charge in the amount of $390,000 for the expectations of a lower overhead rate and that the 2005 revenues included $285,891 that was attributed to the NIH reimbursement for overhead expenses for 2004 but which was received in the second quarter of 2005.

For the year ended December 31, 2006 the gross profit was $347,946 as compared to $1,008,702, in the 12 months ended December 31, 2005, a decrease of $660,756, or 66%. This was due to the decreased grant revenues in the year ended 2006 that were eligible for the F&A rate and the expected decrease in the final F&A rate.

Research and development spending increased by $121,702, or 3%, to $3,638,493, for the year ended December 31, 2006 as compared to $3,516,791 for the corresponding period ended December 31, 2005. Expenses remained consistent as we continue the regulatory and filing costs associated with the preparation and completion of the NDA filing for orBec®.

In-process research and development expenditures were $981,819 as compared to zero for year ended December 31, 2006 an increase of 100% for the same period ended December 31, 2005. This was due to the purchase of all of the remaining outstanding common stock of its majority owned subsidiary Enteron that the Company did not already own.

Impairment expense for intangibles was $816,300 as compared to $164,246 for the year ended December 31, 2006 an increase of 397% for the same period ended December 31, 2005. This was due to the impairment of the Southern Research Institute/Brookwood Pharmaceuticals, license of microsphere technology.

General and administrative expenses for the 12 months ended December 31, 2006 were $3,110,882 as compared to $2,162,616 for the 12 months ended December 31, 2005, an increase of $948,266, or 44%. The increase was due to stock option expense of $557,182 for stock options vested and issued in the year ended December 31, 2006 under the new accounting treatment under SFAS No. 123R. Additionally, we had non-recurring acquisition costs of approximately $116,000 associated with the unconsummated acquisition of Gastrotech Pharma A/S. This increase was also in part attributed to a recovery of $284,855 in 2005 from reported income in 2004 for the variable accounting treatment of options granted to new employees under the stock option plan that exceeded the number of allowed stock options under the plan which expenses did not occur in 2006.

Interest income for the 12 months ended December 31, 2006 was $41,510 as compared to $78,242 for the 12 months ended December 31, 2005, a decrease of $36,733 or 47%. This decrease was primarily due to a lower cash balance in 2006 as compared to 2005.

    Interest expense for the 12 months ended December 31, 2006 was $5,308 as compared to $36,549 credit for the 12 months ended December 31, 2005, a decrease of $41,857 or 115%. This decrease was primarily due to recovery of interest because of an agreement reached with a pharmaceutical company for settlement of a note payable in 2005. This agreement required a payment of $41,865 in lieu of the $83,729 of interest we had accrued.

For the 12 months ended December 31, 2006, we had a net loss of $8,163,346 as compared to a $4,720,260 net loss for the 12 months ended December 31, 2005, a decrease of $3,443,086, or 73%. This increase is primarily attributed to the greater regulatory and filing costs associated with the preparation of the NDA filing for orBec®, the in-process research and development expense of $981,819 for acquiring all of the outstanding common stock of Enteron the Company did not already own, adjustments to revenue as described in the preceding paragraphs of $390,000 and $285,891, and an impairment expense for intangibles of $816,300.

Financial Condition

Cash and Working Capital

As of December 31, 2006, we had cash of $119,636 as compared to $821,702 as of December 31, 2005 and negative working capital of $2,211,387 as compared to negative working capital of $319,675 as of December 31, 2005. For the 12 months ended December 31, 2006, our cash used in operating activities was approximately $4,100,000, versus approximately $4,700,000 in 2005.

As of March 1, 2007 we had cash of $7,089,092 of which $2,000,000 is currently obligated to Sigma-Tau.

Expenditures

   We expect our expenditures for 2006, under existing product development agreements and license agreements pursuant to letters of intent and option agreements to approximate $3,600,000. We anticipate grant revenues in the next twelve months to offset research and development expenses for the development of our ricin toxin vaccine and botulinum toxin vaccine in the amount of approximately $3,600,000 with $800,000 contributing towards our overhead expenses.

    The table below details our costs for 2006 and 2005 by project.

	2006	2005
Projects-Research & Development Expenses
orBec®	$ 3,060,778	$ 2,045,424
RiVax™	274,635	480,120
BT-VACC™	290,405	979,247
Oraprine™	6,996	8,100
LPMTM-Leuprolide	5,679	3,900
Research & Development Expense	$ 3,638,493	$ 3,516,791

Projects-Reimbursed under Grant
orBec®	$ -	$ 124,958
RiVax™	1,961,074	1,942,076
BT-VACC™	4,000	-
Oraprine™	-	-
LPMTM-Leuprolide	-	-
Reimbursed under Grant	$ 1,965,074	$ 2,067,034

TOTAL	$ 5,603,567	$ 5,583,825

Debt

We had no notes payable at December 31, 2006 or at December 31, 2005. During 2005, we paid a note payable of $115,948, which represented the remaining balance to a pharmaceutical company in connection with our joint ventures.

Leases

 The following summarizes our contractual obligations at December 31, 2006, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligation	Year 2007	Year 2008	Year 2009
Non-cancelable obligation (1)	$ 33,706	$ -	-
TOTALS	$ 33,703	$ -	$ -

(1)	On August 7, 2006 we signed a 10 month lease at a new location.

Equity Transactions

Subsequent to year-end, on February 9, 2007, we completed the sale of 11,680,850 shares of our common stock to institutional investors and certain of our officers and directors for a purchase price of $5,490,000. We are filing a registration statement with the Securities and Exchange Commission covering the shares of common stock issued.

Subsequent to year-end, on January 3, 2007, in consideration for entering into an exclusive letter of intent, Sigma-Tau agreed to purchase $1,000,000 of the Company’s common stock at the market price of $0.246 per share, representing 4,065,041 shares of common stock, and has contributed an additional $2 million in cash. The $2 million contribution was to be considered an advance payment to be deducted from future payments due to the Company by Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. Because of this transaction’s dilutive nature, all investors in the April 2006 private placement had their warrants repriced to $0.246. Additionally, certain shareholders who still held shares of the Company’s common stock were issued additional shares as a cost basis adjustment from $0.277 to $0.246 per share of the Company’s common stock. Because no agreement was reached by March 1, 2007, we are obligated to return the $2 million to Sigma-Tau by April 30, 2007. If we do not repay Sigma-Tau by May 31, 2007, interest will accrue at a rate of 6% compounded annually and Sigma Tau will have the option, at its sole discretion, of converting the accrued amount into common stock at a price per share equal to 80% of the market price at the time payment is made.

On April 10, 2006, we completed the sale of 13,099,964 shares of our common stock to institutional and other accredited investors for gross proceeds of $3,630,000. The investors also received warrants to purchase an aggregate of 13,099,964 shares of our common stock at an exercise price of $0.45 per share. The warrants are exercisable for a period of three years commencing on April 10, 2006. We filed a registration statement with the Securities and Exchange Commission covering the shares of common stock issued and issuable pursuant to the exercise of the warrants, and it was declared effective on May 25, 2006.

        On January 17, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”). The Fusion facility allowed them to purchase on each trading day $20,000 of our common stock up to an aggregate of $6,000,000 million over approximately a 15-month period. As part of this agreement we issued Fusion 512,500 shares of common stock as a commitment fee. During 2006 Fusion purchased 329,540 common shares for $ 124,968. At this point in time we have no plans to utilize the Fusion facility.

        In February 2005, we increased our cash position by the issuance and sale of 8,396,100 shares of our common stock at $0.45 per share in a private placement to institutional investors. These investors also received warrants to purchase 6,297,075 shares of our common stock at an exercise price of $0.505 per share. The proceeds after related expenses and closing costs were approximately $3.5 million. We do not believe these warrants require application of SFAS No. 133. We determined this based on two interpretations of SFAS No. 133. First, the warrants have no initial allocable investment (paragraph 8 of SFAS No. 133). All three classes of warrants in question were issued in connection with private placements whose participants purchased units that included upfront shares as well as a certain percentage of out-of-the-money warrants deemed to have some future benefit. Second, all three classes of warrants are “regular-way” security trades as described in paragraph 10 of SFAS No. 133. Once exercised for cash, the warrant holders are issued common stock shares within three business days as required by public exchanges.

        For the February 2005 private placement, the warrants provide that if the shares are not registered and are available for sale by the effectiveness date as specified in the respective registration rights agreements, then the holders of the warrants can do a cashless exercise. Both conditions were met so the cashless feature expired. In the April 2006 private placement, warrant holders could only exercise the warrants on a cashless basis if the registration statement for the shares was not declared effective by the SEC by the first anniversary date of the closing of the transaction. The registration statement was declared effective in May 2006.

         All classes of warrants are classified as equity instrument under EITF No. 00-19 because they bear:

    1. Physical settlement method - That is we will issue shares for cash, and
    2. The contracts are freestanding - As described in paragraphs 1, 2, 8, 38 and 39 of EITF No. 00-19.

       If these warrants were hedging relationships as described in SFAS No. 133, paragraph 21, the warrants are not required to be accounted for as an asset or a liability because of our call option. See EITF 00-19, paragraph 7. Also, specifically for the April 2006 Private Placement, the warrants issued would require that we deliver shares. This classification requires it to be classified as equity. See (EITF 00-19, paragraph 9).

Based on our current rate of cash outflows, we believe that our cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into first quarter of 2008. It is possible that within the upcoming twelve months we will seek additional capital in the private and/or public equity markets to expand our operations, to respond to competitive pressures, to develop new products and services and to support new strategic partnerships. We may obtain capital pursuant to one or more corporate partnerships relating to orBec®. If we obtain additional funds through the issuance of equity or equity-linked securities, shareholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. The terms of any debt financing may contain restrictive covenants which may limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms or at all. If we are unable to obtain such financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities, respond to competitive pressures or continue our operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Effects of Inflation and Foreign Currency Fluctuations

            We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended December 31, 2006.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               The following table contains information regarding the current members of the Board of Directors and executive officers:

Name	Age	Position
James S. Kuo, M.D., M.B.A.	42	Chairman of the Board
Steve H. Kanzer, C.P.A., J.D.	43	Vice Chairman
Christopher J. Schaber, Ph.D.	40	Chief Executive Officer, President, and Director
Evan Myrianthopoulos	42	Chief Financial Officer, and Director
James Clavijo, C.P.A., M.A.	41	Controller, Treasurer, and Corporate Secretary

James S. Kuo, M.D., M.B.A., has been a director since 2004 and currently serves as the non-executive Chairman of the Board. Since 2006, he has served as President and Chief Executive Officer of Cysteine Pharma, Inc. From 2003 to 2006, he served as founder, Chairman and Chief Executive Officer of BioMicro Systems, Inc. a private venture-backed, microfluidics company. From 2001 to 2002, he served as President and Chief Executive Officer of Microbiotix, Inc., a private, anti-infectives drug development company. Prior to that time, Dr. Kuo was co-founder, President and Chief Executive Officer of Discovery Laboratories, Inc., a public specialty pharmaceutical company developing respiratory therapies, where he raised over $22 million in initial private funding and took the company public. He has held senior licensing and business development positions at Pfizer, Inc. and Myriad Genetics, Inc. Dr. Kuo has also been the Managing Director of Venture Analysis at HealthCare Ventures, LLC and Vice President at Paramount Capital Investments, LLC.  Dr. Kuo is further a founder of ArgiNOx Pharmaceuticals, Inc., and Monarch Labs, LLC. Dr. Kuo simultaneously received his M.D. from the University of Pennsylvania School of Medicine and his M.B.A. from the Wharton School of Business.

Steve H. Kanzer, C.P.A., J.D., has been a director since 1996 and currently serves as the non-executive Vice Chairman of the Board. Mr. Kanzer served as our Interim President from June 30, 2002 through January 4, 2003. Since February 2001, Mr. Kanzer has served as Chairman and Chief Executive Officer, and from February 2001 until May 2006 also as President, of Pipex Therapeutics, Inc. (“Pipex”), a specialty pharmaceutical company in Ann Arbor, Michigan developing oral late stage drug candidates for CNS and fibrotic diseases. He also serves as President and/or a member of the board of directors of several of Pipex’s subsidiaries, including CD4 Biosciences, Inc., Effective Pharmaceuticals, Inc., Putney Drug Corp. and Solovax, Inc. Since December 2000, he has served as Chairman of Accredited Ventures Inc. and Accredited Equities Inc., respectively, a venture capital firm and NASD member investment bank specializing in the biotechnology industry. From January 2001 until October 2003, Mr. Kanzer also served as President of Developmental Therapeutics, Inc. until its acquisition by Titan Pharmaceuticals, Inc. in October 2003. Prior to founding Accredited Ventures and Accredited Equities in December 2000, Mr. Kanzer was a co-founder of Paramount Capital, Inc. in 1992 and served as Senior Managing Director - Head of Venture Capital of Paramount Capital until December 2000. While at Paramount Capital, Mr. Kanzer was involved in the formation and financing of a number of biotechnology companies, including our company as well as a private biopharmaceutical company, Corporate Technology Development, Inc. ("CTD"). Mr. Kanzer was full-time Chief Executive Officer of CTD from March 1998 until December 2000 and part-time Chief Executive Officer from December 2000 until our company completed its acquisition of CTD in November 2001. From 1995 until June 1999, Mr. Kanzer was a founder and Chairman of Discovery Laboratories, Inc., a public biotechnology company. Prior to joining Paramount Capital in 1992, Mr. Kanzer was an attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom in New York. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. in accounting from Baruch College where he was a Baruch Scholar.

Christopher J. Schaber, Ph.D., has been a director since August 2006 and is the President and Chief Executive Officer. Prior to joining, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc. where he was responsible for their operations including all drug development and commercial launch activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his B.A. from Western Maryland College, a M.S. in Pharmaceutics from Temple University School of Pharmacy and a Ph.D. in Phamaceutical Sciences from The Union Graduate School.

Evan Myrianthopoulos, has been a director since 2002 and is currently the Chief Financial Officer after joining in November of 2004 as President and Acting Chief Executive Officer. From November 2001 to November 2004, he was President and founder of CVL Advisors, Group, Inc., a financial consulting firm specializing in the biotechnology sector. Prior to founding CVL Advisors Group, Inc., Mr. Myrianthopoulos was a co-founder of Discovery Laboratories, Inc. During his tenure at Discovery from June 1996 to November 2001, Mr. Myrianthopoulos held the positions of Chief Financial Officer and Vice President of Finance, where he was responsible for raising approximately $55 million in four private placements. He also negotiated and managed Discovery’s mergers with Ansan Pharmaceuticals and Acute Therapeutics, Inc. Prior to co-founding Discovery, Inc., Mr. Myrianthopoulos was a Technology Associate at Paramount Capital Investments, L.L.C., a New York City based biotechnology venture capital and investment banking firm. Prior to joining Paramount Capital, Mr. Myrianthopoulos was a managing partner of S + M Capital Management, a hedge fund which specialized in syndicated stock offerings and also engaging in arbitrage of municipal and mortgage bonds. Prior to that, Mr. Myrianthopoulos held senior positions in the treasury department at the National Australia Bank where he was employed as a spot and derivatives currency trader. Mr. Myrianthopoulos holds a B.S. in Economics and Psychology from Emory University.

James Clavijo, C.P.A., M.A. has been with the Company since October 2004 and is currently our Controller, Treasurer, and Corporate Secretary. He brings 15 years of senior financial management experience, involving both domestic and international entities, and participating in over $100 Million in equity and debt financing. Prior to joining DOR, Mr. Clavijo, held the position of Chief Financial Officer for Cigarette Racing Team (Miami, FL), from July 2003 to October 2004. During his time with Cigarette he was instrumental in developing a cost accounting manufacturing tracking system and managed the administration and development of an IRB Bond related to a 10 acre, 100,000 square foot facility purchase. Prior to joining Cigarette Racing Team, Mr. Clavijo held the position of Chief Financial Officer for Gallery Industries, from November 2001 to July 2003, a retail and manufacturing garment company. Prior to joining, Gallery, he served as Corporate Controller, for A Novo Broadband, from December 2000 to November 2001, a repair and manufacturing telecommunications company where he managed several mergers and acquisitions and corporate restructuring. Prior to joining A Novo Broadband, he served as Chief Financial Officer of AW Industries, from August 1997 to December 2000, a computer parts manufacturer. He also, held the position of Finance Manager for Wackenhut Corporation in the U.S. Governmental Services Division. In addition, he served in the U.S. Army from 1983 to 1996 in both a reserve and active duty capacity for personnel and medical units. Mr. Clavijo holds a Master in Accounting degree from Florida International University, a Bachelor in Accounting degree from the University of Nebraska, and a Bachelor in Chemistry degree from the University of Florida. Mr. Clavijo is a licensed Certified Public Accountant in the state of Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the fiscal year ended December 31, 2006, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except a Form 4 for Evan Myrianthopoulos (one filing) and a Form 4 for James Clavijo (one filing).

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

Audit Committee Financial Expert

We have an audit committee comprised of Dr. Kuo and Mr. Kanzer. The board of directors has determined that both Dr. Kuo and Mr. Kanzer qualify as an “audit committee financial expert,” as defined under the rules of the Securities and Exchange Commission. The board of directors has also determined that all of the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee.

Item 10. Executive Compensation.

Summary Compensation

      The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2006, to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2006 (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J. Schaber (1)	CEO & President	2006	$104,700	$33,333	$185,403	$16,895	$340,331
Michael Sember (2)	CEO & President	2006	$192,500	-	$82,060	$229,827	$504,387
Evan Myrianthopoulos (3)	CFO	2006	$195,724	$55,000	$103,064	$49,257	$398,045
James Clavijo (4)	Controller, Treasurer & Secretary	2006	$144,999	$40,000	$42,836	-	$222,835

(1) Dr. Schaber began his employment with us on August 29, 2006. Dr. Schaber deferred payment of his 2006 prorated annual bonus of $33,333. Option Awards include the value of stock option awards of vested shares of common stock as required by FASB No. 123R. Other Compensation includes costs for transportation, travel and lodging.

(2) Mr. Sember’s employment was terminated without “just cause” on August 25, 2006. Option Awards include the value of stock option awards of vested shares of common stock as required by FASB No. 123R. Other Compensation includes $150,000 in accrued severance payments and $28,383 for accrued vacation time, as well as costs for transportation, travel and lodging.

(3) Mr. Myrianthopoulos joined in November 2004 as President and Acting Chief Executive Officer and then in December 2004 he accepted the position of Chief Financial Officer. Mr. Myrianthopoulos deferred payment of his 2006 annual bonus of $55,000. Option Awards include the value of stock option awards of vested shares of common stock as required by FASB No. 123R. Other Compensation includes costs for transportation, travel and lodging.

(4) Mr. Clavijo joined in October 2004. Mr. Clavijo deferred payment of his 2006 annual bonus of $40,000. Option Awards include the value of stock option awards of vested shares of common stock as required by FASB No. 123R.

Potential Issuance of Shares

   On February 28, 2007, our Board of Directors approved the issuance of 2,700,000 shares of our common stock to certain employees and a consultant. Such shares will be issued immediately prior to the completion of a transaction, or series or combination of related transactions, negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party (an “Acquisition Event”). Of the shares of common stock to be issued upon an Acquisition Event, 1,000,000 shares will be issued to Christopher J. Schaber, a director and our Chief Executive Officer and President; 750,000 shares will be issued to Evan Myrianthopoulos, a director and our Chief Financial Officer; and 300,000 shares will be issued to James Clavijo, our Controller, Treasurer, and Corporate Secretary. We expect to enter into agreements with Dr. Schaber, Mr. Myrianthopoulos and Mr. Clavijo with regard to the arrangement described above. We expect that such agreements will include terms and conditions customary to agreements of such type.

Employment and Severance Agreements

   During August 2006, we entered into a three year employment agreement with Christopher J. Schaber, Ph. D. Pursuant to this employment agreement we agreed to pay Dr. Schaber a base salary of $300,000 per year and a minimum annual bonus of $100,000. We agreed to issue him options to purchase 2,500,000 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without "Just Cause" as defined by this agreement, we would pay Dr. Schaber six months severance, as well as any accrued bonuses, accrued vacation, and we would provide health insurance and life insurance benefits for Dr. Schaber and his dependants. No unvested options shall vest beyond the termination date.

During December 2004, we entered into a three year employment agreement with Michael T. Sember, Pursuant to this employment agreement we agreed to pay Mr. Sember a base salary of $300,000 per year. After one year of service Mr. Sember would be entitled to a minimum annual bonus of $100,000. We agreed to issue him options to purchase 2,000,000 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. This option grant was subject to shareholder approval. Upon termination without "Just Cause" as defined by this agreement, we would pay Mr. Sember six months severance, as well as any unpaid bonuses and accrued vacation. No unvested options shall vest beyond the termination date. On August 25, 2006 we terminated the employment agreement with Mr. Sember without ‘Just Cause.” Mr. Sember remained with us as a director until he resigned on September 25, 2006. We have paid his severance and accrued vacation according to the terms of his employment agreement. His employment agreement required us to pay him $150,000 in severance and $28,383 in accrued vacation. At the time of Mr. Sember’s termination he had vested options to purchase 1,340,000 of our common stock. Mr. Sember did not have any unpaid bonuses at the time of his termination.

  In December 2004, we entered into a three year employment agreement with Mr. Myrianthopoulos. Pursuant to this employment agreement we agreed to pay Mr. Myrianthopoulos a base salary of $185,000 per year. After one year of service Mr. Myrianthopoulos would be entitled to a minimum annual bonus of $50,000. We agreed to issue him options to purchase 500,000 shares of our common stock, with the options vesting over three years. This option grant is subject to shareholder approval. Upon termination without "Just Cause" as defined by this agreement, we would pay Mr. Myrianthopoulos six months severance subject to setoff, as well as any unpaid bonuses and accrued vacation would become payable. No unvested options shall vest beyond the termination date. Mr. Myrianthopoulos also received 150,000 options, vested immediately when he was hired in November 2004, as President and Acting Chief Executive Officer.

   During May 2006, we increased Evan Myrianthopoulos’ base salary to $200,000. We also agreed to issue him 400,000 options of our common stock, with 100,000 options immediately vesting and the remainder vesting over three years.

   During May 2006, we entered into and amendment to the February 2005 employment agreement with James Clavijo. Pursuant to the amendment we agreed to pay Mr. Clavijo a base salary of $150,000 per year and a minimum annual bonus of $35,000. Additionally we agreed to issue him options to purchase 200,000 options of our common stock, with 50,000 options immediately vesting and the remainder vesting over three years. In the February 2005 employment agreement, we agreed to issue 150,000 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without "Just Cause" as defined by this agreement, we would pay Mr. Clavijo three months severance, as well as any unpaid bonuses and accrued vacation would become payable. No unvested options shall vest beyond the termination date. Mr. Clavijo also received 100,000 options, vesting over three years when he was hired in October 2004, as Controller, Treasurer and Corporate Secretary.

Outstanding Equity Awards at Fiscal Year-End

    The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers during the fiscal year ended December 31, 2006. We have never issued Stock Appreciation Rights.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (S)	Option Expiration Date
	Exercisable	Unexercisable
Christopher J. Schaber(1)	972,223	1,527,777	1,527,777	$0.27	8/28/2016
Michael T. Sember(2)	1,340,000	-	-	$0.46	8/24/2007
Evan Myrianthopoulos	150,000	-	-	$0.35	11/14/2012
	50,000	-	-	$0.90	9/15/2013
	50,000	-	-	$0.58	6/11/2014
	150,000	-	-	$0.47	11/10/2014
	333,336	166,664	166,664	$0.49	12/13/2014
	150,000	250,000	250,000	$0.35	5/10/2016
James Clavijo	66,666	33,334	33,334	$0.45	10/22/2014
	116,664	33,336	33,336	$0.45	2/22/2015
	87,500	112,500	112,500	$0.33	5/10/2016

(1)	Dr. Schaber began his employment with us on August 29, 2006.
(2)	Mr. Sember’s employment was terminated without “Just Cause” on August 25, 2006.

Compensation of Directors

        The following table contains information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2006.

Director Compensation

Name	Fees Earned of Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Steve H. Kanzer	$25,000	$11,270	$36,270
James S. Kuo	$25,000	$11,270	$36,270

(1)
Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors or its committees. Each director who is not a full-time employee is paid $2,000 for each board or committee meeting attended ($1,000 if such meeting was attended telephonically).

(2)
We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors who are not full-time employees receive an initial grant of fully vested options to purchase 50,000 shares of common stock, and subsequent annual grants of fully vested options to purchase 50,000 shares of common stock after re-election to our Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below provides information regarding the beneficial ownership of the Common Stock as of March 1, 2007 of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Except as otherwise indicated, each stockholder's percentage ownership of our common stock in the following table is based on 88,701,291 as of March 1, 2007 shares of common stock outstanding.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class

SouthPointe Master Fund, LP (1)	8,510,638	9.6%
Cyrill F. Buhrman(2)	4,900,020	5.2%
Platinum Partners Long Term Growth III (3)	4,604,306	5.2%
Sigma Tau Pharmaceuticals, Inc. (4)	4,065,041	4.6%
Paolo Cavazza (4)	5,611,911	6.3%
Claudio Cavazza (4)	4,065,041	4.6%
Christopher J. Schaber (5)	1,403,879	1.6%
Steve H. Kanzer (6)	2,398,401	2.7%
James S. Kuo (7)	205,000	*
Evan Myrianthopoulos (8)	1,381,345	1.5%
James Clavijo (9)	324,029	*
All directors and executive officers as a group (5 persons)	5,712,654	6.2%
____________

* Indicates less than 1%.

** Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2007 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 88,701,291 shares of common stock outstanding as of March 1, 2007.

(1) On February 16, 2007, SouthPointe Master Fund, LP (the “master fund”) filed a Schedule 13G with the SEC. Southpoint Capital Advisors LLC (“Southpoint CA LLC”) is the general partner of Southpoint Capital Advisors LP (“Southpoint Advisors”). Southpoint GP LLC (“Southpoint GP LLC”) is the general partner of Southpoint GP, LP (“Southpoint GP”). Southpoint GP is the general partner of Southpoint Fund LP, (the “Fund”), Southpoint Qualified Fund LP (the “Qualified Fund”) and the Master Fund. Southpoint Offshore Fund, Ltd. (the “Offshore Fund”) is also a general partner of the Master Fund. According to the Schedule 13 G, Southpoint CA LLC, Southpoint GP LLC, Southpoint GP, Southpoint Advisors, Robert W. Butts and John S. Clark II have the sole power to vote and dispose of the 8,510,638 shares of common stock beneficially owned. The address of the master fund is 623 Fifth Avenue, Suite 2503, New York, NY 10022.

(2) Includes 3,095,617 shares of common stock and warrants to purchase 1,804,403 shares of common stock within 60 days of March 1, 2007. The address of Mr. Buhrman is c/o Pacific Healthcare (Thailand) Co., Ltd. 229/1 South Sathorn Road Bangkok 10120 Thailand.

(3) Includes 2,439,023 shares of common stock and warrants to purchase 2,165,283 shares of common stock within 60 days of March 1, 2007. The address of Platinum Partners Long Term Growth III is 152 West 57th Street, 54th Floor, New York, NY 10019.

(4) On January 12, 2007, Sigma-Tau, Paolo Cavazza and Claudio Cavazza filed a Schedule 13G as a group, within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, with the SEC. According to this Schedule 13G, Paolo Cavazza and Claudio Cavazza beneficial own of all of the shares held by Sigma-Tau and possess shared voting and dispositive power with regard to these shares. Paolo Cavazza individually owns 1,546,870 shares of common stock and possesses sole voting and dispositive power with regard to these shares. The address for Sigma-Tau is 800 South Frederick Avenue, Suite 300, Gaithersburg, Maryland 20877. The address for Paolo Cavazza is Via Tesserete 10, Lugano, Switzerland. The address for Claudio Cavazza is Via Sudafrica, 20, Rome, Italy 00144.

(5)  Includes 292,766 shares of common stock owned by Dr. Schaber, and options to purchase 1,111,113 shares of common stock within 60 days of March 1, 2007. The address of Dr. Schaber is c/o DOR BioPharma, 1101 Brickell Avenue, Suite 701-S, Miami, Florida 33131.

(6) Includes 1,282,203 shares of common stock owned by Mr. Kanzer, warrants to purchase 349,398 shares of common stock and options to purchase 766,800 shares of common stock within 60 days of March 1, 2007. The address of Mr. Kanzer is c/o DOR BioPharma, 1101 Brickell Avenue, Suite 701-S, Miami, Florida 33131.

(7) Includes options to purchase 200,000 shares of common stock and warrants to purchase 5,000 shares of common stock within 60 days of March 1, 2007. The address of Dr. Kuo is c/o DOR BioPharma, 1101 Brickell Avenue, Suite 701-S, Miami, Florida 33131.

(8) Includes 154,780 shares of common stock owned by Mr. Myrianthopoulos and his wife, options to purchase 950,003 shares of common stock and warrants to purchase 276,562 shares of common stock within 60 days of March 1, 2007. The address of Mr. Myrianthopoulos is c/o DOR BioPharma, 1101 Brickell Avenue, Suite 701-S, Miami, Florida 33131.

(9) Includes 53,191 shares of common stock owned by Mr. Clavijo, options to purchase 270,830 shares of common stock within 60 days of March 1, 2007. The address of Mr. Clavijo is c/o DOR BioPharma, 1101 Brickell Avenue, Suite 701-S, Miami, Florida 33131.

Equity Compensation Plan Information

In December 2005 our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. The following table provides information, as of December 31, 2006, with respect to options outstanding under our 1995 Amended and Restated Omnibus Incentive Plan and our 2005 Equity Incentive Plan

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average Exercise Price Outstanding options, warrants and rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	11,639,339	$ 0.50	2,936,032
Equity compensation plans not approved by security holders	-	-	-
TOTAL	11,639,339	$0.50	2,936,032

    (1) Includes our 1995 Amended and Restated Omnibus Incentive Plan and our 2005 Equity Incentive Plan. Our 1995 Plan expired in 2005 and thus no securities remain available for future issuance under that plan. Under the 2005 equity incentive plan, we issued 728,968 shares to individuals as payment for services in the amount of $232,533 as allowed in the plan.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits

The following financial statements and exhibits are filed as part of this Annual Report beginning on page 70:

(1)  Financial Statements:

(i) Report of Independent Registered Public Accounting Firm.

(ii)  Consolidated Balance Sheet as of December 31, 2006.

    (iii) Consolidated Statements of Operations for the years ended December 31, 2006 and 2005.

(iv) Consolidated Statements of Stockholders’ Deficiency for the years December 31, 2006 and 2005.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005.

(vi) Notes to Consolidated Financial Statements.

(2) Exhibits:

2.1
Agreement and Plan of Merger, dated May 10, 2006 by and among the Company, Corporate Technology Development, Inc., Enteron Pharmaceuticals, Inc. and CTD Acquisition, Inc (incorporated by reference to Exhibit 2.1 included in our Registration Statement on Form SB-2 (File No. 333-133975) filed on May 10, 2006).

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 2003).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 (File No. 333-130801) filed on December 30, 2005).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Annex A to our Proxy Statement filed December 12, 2006).
3.4	By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003).
4.1
Form of Investor Warrant issued to each investor dated as of April 12, 2000 (incorporated by reference to Exhibit 4.4 included in our Registration Statement on Form S-3 (File No. 333- 36950), as amended on December 29, 2000).

4.2
Finder Warrant issued to Paramount Capital, Inc. dated as of April 12, 2000 (incorporated by reference to Exhibit 4.5 included in our Registration Statement on Form S-3 (File No. 333- 36950), as amended on December 29, 2000).

4.3
Warrant issued to Aries Fund dated as of May 19, 1997 (incorporated by reference to Exhibit 4.6 included in our Registration Statement on Form S-3 (File No. 333- 36950), as amended on December 29, 2000).

4.4
Warrant issued to Aries Domestic Fund, L.P. dated as of May 19, 1997 (incorporated by reference to Exhibit 4.7 included in our Registration Statement on Form S-3 (File No. 333- 36950), as amended on December 29, 2000).

4.5
Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997 (incorporated by reference to Exhibit 4(i)(c) included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997).

4.6
Warrant issued to Paramount Capital, Inc. dated as of October 16, 1997 (incorporated by reference to Exhibit 4(i)(d) included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 1997).

4.7
Warrant issued to Élan International Services, Ltd. Dated January 21, 1998 (incorporated by reference to Exhibit 4.4 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1997).

4.8	Form of Warrant to be issued to CTD warrant holders (incorporated by reference to Exhibit 4.12 include in our Registration Statement on Form S-4 filed on October 2, 2001).
4.9
Form of Warrant issued to each investor in the December 2002 private placement (incorporated by reference to Exhibit 4.9 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2003).

4.10	Form of Warrant issued to each investor in the September 2003 private placement (incorporated by reference to Exhibit 99.4 included in our current report on Form 8-K filed on July 18, 2003).
4.11	Form of Warrant issued to each investor in the March 2004 private placement (incorporated by reference to Exhibit 99.4 included in our current report on Form 8-K filed on March 4, 2004).
4.12	Form of Warrant issued to each investor in the February 2005 private placement (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on February 3, 2005).
4.13	Form of Warrant issued to each investor in the April 2006 private placement (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on April 7, 2006).
4.14	Form of Warrant issued to finders in connection with the February 2007 private placement.*
10.1
Amended and Restated 1995 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 2003).

10.2
Form of Affiliate Agreement dated as of August 15, 2001 by and between the Company and the affiliates of CTD (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on December 14, 2001).

10.3
Noncompetition and Nonsolicitation Agreement entered into by and among the Company, CTD and Steve H. Kanzer dated as of November 29, 2001 (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2002).

10.4
Termination of the Endorex Newco joint venture between the Company, Élan Corporation, Élan International Services, and Elan Pharmaceutical Investments dated December 12, 2002 (incorporated by reference to Exhibit 10.37 included in our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2002).

10.5	Option Agreement with General Alexander M. Haig Jr. (incorporated by reference to Exhibit 10.39 included in our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2002).
10.6
Separation agreement and General Release between the Company and Ralph Ellison dated July 9, 2004 (incorporated by reference to Exhibit 10.7 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.7
License Agreement between the Company and The University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.8 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.8
License Agreement between the Company and Thomas Jefferson University (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.9
License Agreement between the Company and The University of Texas Medical Branch (incorporated by reference to Exhibit 10.10 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.10
Consulting Agreement between the Company and Lance Simpson of Thomas Jefferson University. (incorporated by reference to Exhibit 10.43 included in our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2002).

10.11	Form of Subscription Agreement between the Company and each investor dated July 18, 2003 (incorporated by reference to Exhibit 99.3 included in our current report on Form 8-K filed on July 18, 2003).
10.12
Form of Securities Purchase Agreement between the Company and each investor dated March 4, 2004 (incorporated by reference to Exhibit 99.3 included in our current report on Form 8-K filed on March 4, 2004).

10.13
Employment agreement between the Company and Evan Myrianthopoulos dated December 7, 2004 (incorporated by reference to Exhibit 10.17 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.14
Employment agreement between the Company and James Clavijo dated February 18, 2005 (incorporated by reference to Exhibit 10.18 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.15
Form of Securities Purchase Agreement between the Company and each investor dated February 1, 2005 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on February 3, 2005).

10.16
Amendment No. 1 dated February 17, 2005 to the Securities Purchase Agreement between the Company and each investor dated February 1, 2005 (incorporated by reference to Exhibit 10.20 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.17
Form Registration Rights agreement between the Company and each investor dated February 1, 2005 (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on February 3, 2005).

10.18	2005 Equity Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement filed December 12, 2005).
10.19	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).
10.20
Form of Securities Purchase Agreement between the Company and each investor dated January 17, 2006 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 20, 2006)

10.21
Form of Registration Rights agreement between the Company and each investor dated January 17, 2006 (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on January 20, 2006).

10.22
Securities Purchase Agreement dated as of April 6, 2006 among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on April 7, 2006).

10.23
Registration Rights Agreement dated as of April 6, 2006 among the Company and the investors named therein (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on April 7, 2006).

10.24
Employment Agreement, dated as of August 29, 2006, between Christopher J. Schaber, Ph.D., and the Company (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on August 30, 2006).

10.25
Letter of Intent dated January 3, 2007 by and between DOR BioPharma, Inc. and Sigma-Tau Pharmaceuticals, Inc (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 4, 2007).

10.26	January 17, 2007 letter from Cell Therapeutics, Inc. to DOR BioPharma, Inc (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 19, 2007).
10.27
Securities Purchase Agreement dated February 7, 2007 by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on February 12, 2007).

10.28
Registration Rights Agreement dated February 7, 2007 by among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on February 12, 2007).

10.29	Letter from Sigma Tau dated February 21, 2007 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on February 23, 2007).
21.1	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed therewith.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Filed therewith.*
_____________

*	Filed Herewith.

Item 14. Principal Accountant Fees and Services

	December 31,
	2006	2005
Audit fees	$112,695	$91,265
Audit related fees	19,590	4,801
Tax fees	14,292	12,956
Total	$146,577	$109,022

Audit Fees

The aggregate fees billed during the years ended December 31, 2006 and 2005 by Sweeney, Gates & Co., our principal accountants in 2006 and 2005, for the audit of our financial statements for each of those years, the review of our financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years and audit issues related to equity transactions were $112,695 and $91,265, respectively.

Audit Related Fees

The aggregate fees billed for audit related fees such as registration statements and related services during the years ended December 31, 2006 and 2005 were $19,590 and $4,801, respectively.

Tax Fees

Our current principal accountants Sweeney, Gates & Co. billed us $14,292 and $12,956 for tax compliance, tax advice and tax planning for the year ended December 31, 2006 and 2005, respectively.

Other Fees

Our principal accountant did not bill us for any services or products other than as reported above in this Item 14 during our fiscal years ended December 31, 2006 and 2005.

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

DOR BIOPHARMA, Inc. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	71

Consolidated Financial Statements:

Balance Sheets as of December 31, 2006	72

Statements of Operations for the years ended December 31, 2006 and 2005	73

Statements of Changes in Shareholders’ Equity for the years ended
December 31, 2006 and 2005	74

Statements of Cash Flows for the years ended December 31, 2006 and 2005	75

Notes to Financial Statements	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DOR BioPharma, Inc.,

We have audited the accompanying consolidated balance sheet of DOR BioPharma, Inc. and subsidiaries at December 31, 2006 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with United States generally accepted accounting principals.

/s/ Sweeney, Gates & Co.

Fort Lauderdale, Florida
March 1, 2007

DOR BioPharma, Inc.
Consolidated Balance Sheet
December 31, 2006

Assets Current assets:
Cash	$119,636
Grants receivable	89,933
Prepaid expenses	94,470
Total current assets	304,039

Office and laboratory equipment, net	29,692
Intangible assets, net	1,073,239
Total assets	$1,406,970
Liabilities and shareholders’ (deficiency)
Current liabilities:
Accounts payable	$2,112,479
Accrued compensation	402,947
Total current liabilities	2,515,426
Shareholders’ (deficiency):
Common stock, $.001 par value. Authorized 250,000,000
shares; 68,855,794 issued and outstanding	68,855
Additional paid-in capital	91,553,766
Accumulated deficit	(92,731,077)

Total shareholders’ (deficiency)	(1,108,456)
Total liabilities and shareholders’ deficiency	$1,406,970

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the years ended December 31,

	2006		2005
Revenues		$2,313,020		$3,075,736
Cost of revenues		(1,965,074)		(2,067,034)
Gross profit		347,946		1,008,702

Operating expenses:
Research and development		3,638,493		3,516,791
In-process research and development		981,819		-
Impairment of intangible assets		816,300		164,346
General and administrative		3,110,882		2,162,616
Total operating expenses		8,547,494		5,843,753

Loss from operations		(8,199,548)		(4,835,051)

Other income (expense):
Interest income		41,510		78,242
Interest (expense) reversal		(5,308)		36,549
Total other income (expense)		36,202		114,791

Net loss	$	(8,163,346)	$	(4,720,260)

Basic and diluted net loss per share	$	(0.13)	$	(0.09)

Basic and diluted weighted average common shares outstanding		63,759,092		49,726,249

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Changes in Shareholders’ (Deficiency)
For the years ended December 31, 2006 and 2005

	Common Stock		Additional Paid-In capital	AccumulatedDeficit	Treasury Stock
	Shares	Par Value			Shares	Cost

Balance, January 1, 2005	42,218,404	$42,218	$83,216,533	($79,847,471)	120,642	($427,697)

Issuance of common stock	8,396,100	8,396	3,539,897	-	-	-

Treasury stock retired	(2,000)	(2)	(426,383)	-	(120,642)	427,697

Reversal of non-cash compensation	-	-	(284,855)	-	-	-

Net loss	-	-	-	(4,720,260)	-	-

Balance, December 31, 2005	50,612,504	50,612	86,045,192	($84,567,731)	-	-

Issuance of common stock	13,429,504	13,430	3,521,570	-	-	-

Issuance of common stock for exercise of options	504,100	504	112,816	-	-	-

Issuance of common stock to vendors	506,942	507	134,171	-	-	-

Issuance of warrants to vendors	-	-	121,965	-	-	-

Issuance of common stock for an equity commitment fee	512,500	512	(512)	-	-	-

Issuance of common stock to employees	222,061	222	82,632	-	-	-

Issuance of common stock to minority shareholders	3,068,183	3,068	978,750	-	-	-

Stock option expense	-	-	557,182	-	-	-

Net loss	-	-	-	(8,163,346)	-	-

Balance, December 31, 2006	68,855,794	$68,855	$91,553,766	($92,731,077)	-	$ -

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Cash Flows
For the years ending December 31,

	2006		2005
Operating activities
Net loss	$	(8,163,346)	$	(4,720,260)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation		137,044		194,284
Non-cash stock compensation		896,680		(284,855)
Non-cash stock purchase of in-process research and developent		981,819		-
Impairment expense for intangibles		816,300		164,346

Change in operating assets and liabilities:
Grants receivable		474,397		178,657
Prepaid expenses		44,324		(71.191)
Accounts payable		476,605		(167,039)
Accrued compensation		254,347		83,356
Accrued royalties		(60,000)		(40,000)
Total adjustments		4,021,516		49,558

Net cash used by operating activities		(4,141,830)		(4,670,702)

Investing activities:
Purchases of office and laboratory equipment		(2,552)		(21,561)
Acquisition of intangible assets		(206,004)		(250,570)
Net cash used by investing activities		(208,556)		(272,131)
Financing activities:
Net proceeds from issuance of common stock		3,535,000		3,548,293
Repayments of note payable		-		(115,948)
Proceeds from exercise of options		113,320		-
Net cash provided by financing activities		3,648,320		3,432,345

Net (decrease) in cash and cash equivalents		(702,066)		(1,510,488)
Cash and cash equivalents at beginning of period		821,702		2,332,190
Cash and cash equivalents at end of period		$119,636		$821,702

Supplemental disclosure of cash flow:
Cash paid for interest		$3,170		$41,865
Non-cash transactions:
Non-cash stock option expense (reversal)		$-	$	(284,855)
Non-cash payment to an institutional investor		220,374		$-

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

  During the year ending December 31, 2006, the Company had one customer, the U.S. Federal Government. All revenues were generated from two U.S. Federal Government Grants. As of December 31, 2006 all outstanding receivables were from the U.S. Federal Government, National Institute of Health and The Food and Drug Administration.

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

Grants Receivable

Receivables consist of unbilled amounts due from grants from the U.S. Federal Government, National Institute of Health and The Food and Drug Administration. The amounts were billed in the month subsequent to year end. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they are charged to operations when that determination is made.

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

The Company capitalizes and amortizes intangibles over a period of 11 to 16 years. The Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current products in both the domestic and international markets. The Company believes that patent rights form one of its most valuable assets. Patents and patent applications are a key currency of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from DOR’s academic and industrial partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. Therefore, DOR capitalizes these costs and amortizes them over the remaining useful life of the patents. DOR capitalizes intangible assets based on alternative future use.

.

Impairment of Long-Lived Assets

Office and laboratory equipment and intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgment.

The Company recorded impairment of intangible assets of $816,300 and $164,346 for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s financial instruments, which include grants receivable and current liabilities are considered to be representative of their respective fair values.

Revenue Recognition

       All of the Company’s revenues are from government grants which are based upon subcontractor costs and internal costs covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. Revenues are recognized when expenses have been incurred by subcontractors or when DOR incurs internal expenses that are related to the grant.

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

The Company has adopted SFAS No. 123R using the “modified prospective application” and therefore, financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company’s net loss for the year ended December 31, 2006 was $557,182, higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have changed by $0.01 if the Company had not adopted SFAS No. 123R.

The fair value of each option grant at the year ended December 31, 2006 is estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods. 4,360,000 stock options were granted for the year ended December 31, 2006.

Pro forma information, assuming the Company had accounted for its employee and director stock options granted under the fair value method prescribed by SFAS No. 123R for the year ended December 31, 2005 is presented below:

Net loss as reported	$ (4,720,260)
Add stock-based employee compensation expense related to stock options determined under fair value method	(393,226)
Amounts (credited) charged to income	(284,855)
Pro forma net loss according to SFAS 123	$ (5,398,341)
Net loss per share:
As reported, basic and diluted	$ ( 0 .09)
Pro forma, basic and diluted	$ ( 0 .11)

The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.30 and $0.48 for 2006 and 2005, respectively.

The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 105% and 121% in 2006 and 2005, respectively and average risk-free interest rates of 4.76% and 3.75% in 2006 and 2005, respectively.

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

Income Taxes

   The Company files a consolidated federal income tax return and utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2006 because of the net operating losses incurred by the Company since its inception.

Net Loss Per Share

In accordance with accounting principles generally accepted in the United States of America, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods (excluding shares that are not yet issued). The effect of stock options, and warrants are antidilutive for all periods presented.

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

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

    In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company will adopt the provisions of FIN 48 effective January 1, 2007, and is currently evaluating the impact of such adoption on its financial statements.

     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

3. Management’s Plan

         The Company has incurred continuing losses since its inception in 1987. At December 31, 2006, the Company had negative working capital of $ 2,211,387, and a net loss of $ 8,163,346. Subsequent to year end the Company has raised approximately $ 6,500,000 through equity financing. The Company expects to sustain additional losses over the next 12 months. The Company’s ability to raise additional funding may be compromised should the Food and Drug Administration deny approval of orBec® for sale in the United States.

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

•
The Company believes that its current cash position will allow it to operate over the next 12 months. However, several factors could affect this with the outcome of the NDA and MAA filings. Therefore, if there were no other sources of financing and it is not able to utilize the funding from the investment banking organization, reductions or discontinued operations of several of the Company’s programs may be required. If this should occur, the Company believes it could continue to operate over the next eight quarters at a reduced level and only continue with the existing grant projects.

        There is no assurance that the Company will be able to successfully implement its plan or will be able to generate cash flows from either operations, partnerships, or from equity financings.

4. Office and Laboratory Equipment

 Office and laboratory equipment are stated at cost. Depreciation is computed on a straight-line basis over five years. Office and laboratory equipment consisted of the following at December 31, 2006:

Office equipment	$ 117,660
Laboratory equipment	23,212
Total	140,872
Accumulated depreciation	(111,180)
$ 29,692

 Depreciation expense was $17,593 and $25,443 for the years ended December 31, 2006 and 2005.

5. Intangible Assets

 The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2006	10.1	$ 1,739,391	$ 666,152	$ 1,073,239
December 31, 2005	10.2	$ 2,605,472	$ 802,452	$ 1,803,020

Amortization expense was $119,451 in 2006 compared to $168,841 for 2005.

Based on the balance of licenses and patents at December 31, 2006, the annual amortization expense for each of the succeeding five years is estimated to be as follows:
Amortization Amount
2007	$ 106,000
2008	106,000
2009	106,000
2010	106,000
2011	106,000

License fees and royalty payments in connection with the below agreements are expensed annually.

In July 2003, the Company entered into an exclusive license agreement with University of Texas South Western (UTSW) for administering the ricin vaccine via the intramuscular route for initial license fees of 250,000 shares valued at $200,000 of DOR common stock and $200,000 in cash. Subsequently, the Company negotiated the remaining intranasal and oral rights to the ricin vaccine for $50,000 in annual license fees in subsequent years. On March 1, 2005, the Company signed a sponsored research agreement with UTSW extending through March 31, 2007 for $190,000 which will grant the Company certain rights to intellectual property.

In October 2003, the Company executed an exclusive license agreement with the University of Texas System (UTMB) for the use of luminally-active steroids, including beclomethasone dipropionate (BDP) in the treatment of irritable bowel syndrome. Pursuant to this agreement, the Company paid UTMB a license fee of $10,000 and also agreed to pay an additional $10,000 license fee expense each year. The Company also agreed to pay past and future patent maintenance costs. The cost for 2006 and 2005 were $14,012 and $12,728, respectively. The Company acquired a sublicense agreement and may receive payments on this sublicense in the event of the sublicensee reaching certain milestones.

In July 2006, the Company signed a sponsored research agreement for $37,500 with Thomas Jefferson University (TJU). In 2005, the Company signed a sponsored research agreement for $150,000. In May 2003, the Company signed a license agreement with TJU for the licensure of detoxified botulinum toxin for use as a vaccine. The Company paid TJU $30,000 in cash and issued 141,305 shares of common stock valued at $130,000. The Company also agreed to reimburse TJU for past and future patent maintenance. The patent maintenance expense for 2006 and 2005 was $35,665 and $157,293, respectively. The patent costs are capitalized. The Company is also responsible for a license maintenance fee of $10,000 in 2005 and $15,000 in 2006 and each year thereafter. These costs are expensed as incurred. The Company must also pay TJU $200,000, upon the first filing of any New Drug Application (“NDA”) with the United States Food and Drug Administration (“FDA”) and $400,000 upon first approval of an NDA relating to the first licensed product by FDA.

6. Shareholders’ Equity

Preferred Stock

       The Company has 5 million authorized shares of preferred stock, none are issued or outstanding.

Common Stock

On May 10, 2006, the Company completed a merger pursuant to which Enteron Pharmaceutical, Inc. (“Enteron”), the common stock of which the Company held 88.13% prior to the merger, was merged into a wholly-owned subsidiary of the Company. Pursuant to this transaction, the Company issued 3,068,183 shares of common stock to the Enteron minority shareholders in exchange for all of the outstanding common stock of Enteron that the Company did not already own. This transaction was accounted for as a purchase, and accordingly the Company recorded an in-process research and development expense of $981,819. The common stock was recorded at the shares’ fair market value on the date of the merger.

On April 10, 2006, the Company completed the sale of 13,099,964 shares of common stock to institutional and other accredited investors for a purchase price, net of expenses, of $3,410,032. The investors also received warrants to purchase 13,099,964 shares of common stock at an exercise price of $0.45 per share. The warrants are exercisable for a period of three years commencing on April 10, 2006. The Company filed a registration statement with the Securities and Exchange Commission and it was declared effective on May 25, 2006.

On January 17, 2006, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC. The Fusion facility allowed them to purchase on each trading day $20,000 of DOR common stock up to an aggregate of $6,000,000 million over approximately a 15-month period. As part of this agreement DOR issued Fusion 512,500 shares of common stock as a commitment fee, the non-cash payment for this was $220,374 valued at the shares’ fair market value. During 2006 Fusion purchased 329,540 common shares for $ 124,968. The Company does not intend to use the Fusion facility.

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

Stock Compensation to Employees and Non-employees

During the year ended December 31, 2006, the Company issued 506,942 shares of common stock as payment to vendors for consulting services. An expense of $134,679 was recorded which approximated the shares’ fair market value on the date of issuance. Additionally, the Company issued 193,413 shares of common stock as part of severance payments to terminated employees and 28,648 shares of common stock to employees. An expense of $75,979 and $6,875, respectively was recorded, which approximated the shares’ fair market value on the date of issuance. These shares of common stock issued were covered by the Company’s Form S-8 Registration Statement filed with the SEC on December 30, 2005. Also, 504,100 stock options 1995 Omnibus Option Plan were exercised to purchase shares of common stock which provided proceeds of $113,320.

7. Stock Option Plans and Warrants

        The 2005 Equity Incentive Plan is divided into four separate equity programs: 1) the Discretionary Option Grant Program, under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock, 2) the Salary Investment Option Grant Program, under which eligible employees may elect to have a portion of their base salary invested each year in options to purchase shares of common stock, 3) the Automatic Option Grant Program, under which eligible nonemployee Board members will automatically receive options at periodic intervals to purchase shares of common stock, and 4) the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant. In addition under the plan the Board may elect to pay certain consultants, directors, and employees in common stock. The 2006 column in the table below only accounts for transactions occurring as part of the 2005 Equity Incentive Plan.
                                                                                                                                                                                                                                          December 31,
	2006	2005

Shares available for grant at beginning of year	7,000,000	(1,979,339)
Increase in shares available	-	10,000,000
Options granted	(4,360,000)	(3,500,000)
Options forfeited or expired	1,325,000	2,479,339
Common stock payment for services	(728,968)	-
Shares available for grant at end of year	3,236,032	7,000,000

      In 2006, 504,100 options were exercised that were covered under the 1995 plan.

     In 2004, the Company granted options to employees and directors that were conditional upon stockholder approval of an amendment to the 1995 Omnibus Option Plan. Accordingly, a measurement date did not exist at the approval date. The Company recorded an expense of approximately $285,000. This expense was reversed in 2005.

  Option activity for the years ended December 31, 2006 and 2005 was as follows:

	Options	Weighted Average Options Exercise Price
Balance at January 1, 2005	11,979,339	$ 0.64
Granted	500,000	0.41
Forfeited	(2,465,000)	0.83
Balance at December 31, 2005	10,014,339	0.59
Granted	4,360,000	0.30
Forfeited	(2,230,900)	0.83
Exercised	(504,100)
Balance at December 31, 2006	11,639,339	$ 0.59

The weighted-average exercise price, by price range, for outstanding options at December 31, 2006 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.20-$0.50	7.99	9,335,000	6,565,763
$0.51-$1.00	6.47	1,662,839	1,662,839
$1.01-$6.00	3.59	641,500	641,500
Total	7.53	11,639,339	8,870,102

  From time to time, the Company grants warrants to consultants and grants warrants to purchase common stock in connection with private placements.

  Warrant activity for the years ended December 31, 2006 and 2005 was as follows:

	Warrants	Weighted Average Warrant Exercise Price
Balance at January 1, 2005	15,692,718	$ 1.24
Granted	6,926,783	0.52
Expired	(452,383)	5.91
Balance at December 31, 2005	22,167,118	0.92
Granted	14,961,672	0.25
Balance at December 31, 2006	37,128,790	$ 0.65

500,000 warrants to purchase common stock were issued to vendors in the amount of $121,965.

The weighted-average exercise price, by price range, for outstanding warrants at December 31, 2006 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
$0.24-$0.75	2.54	24,541,175	24,541,175
$0.76-$1.50	1.81	10,141,733	10,141,733
$1.51-$8.50	1.29	2,445,882	2,445,882
Total	2.26	37,128,790	37,128,790

8. Income Taxes

  Deferred tax assets as of December 31, 2006 were as follows:

Deferred tax assets:
Net operating loss carryforwards	$25,000,000
Orphan drug and research and development credit carryforwards	3,000,000
Other	3,000,000
Total	31,000,000
Valuation allowance	(31,000,000)
Net deferred tax assets	$ -

  At December 31, 2006, the Company had net operating loss carryforwards of approximately $67,000,000 for Federal and state tax purposes, which are currently expiring each year until 2025.

  The net change in the valuation allowance for the year ended December 31, 2006 and 2005, was an increase of approximately $5,000,000 and $2,000,000, respectively, resulting primarily from net operating losses generated. Based on ownership changes that have and may occur, future utilization of the net operating loss carryforwards may be limited.

  The following is the approximate amount of the Company’s net operating losses that expire over the next five years:

2007	$ 981,000
2008	910,000
2009	1,328,000
2010	1,711,000
2011	870,000

          Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005
Income tax loss at federal stautory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.63)	(3.63)
Permanent differences, principally purchased in-process research and development	3.30	-
Valuation allowance	34.33	37.63

Provision for income taxes (benefit)	- %	- %

9. Risks and Uncertainties

  The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, litigation, product liability, development of new technological innovations, dependence on key personnel, protections of proprietary technology, and compliance with FDA regulations.

       During the year ended December 31, 2006, the Company had one vendor that constituted approximately 28% of the outstanding payables.

      At December 31, 2006 and 2005, the Company had deposits in financial institutions that exceeded the amount covered by the Federal Deposit Insurance Company. The excess amounts at December 31, 2006 and 2005 were $19,636 and $721,702, respectively.

10. Contingencies

      On October 26, 2006, the Company received a summons in a civil case from Michael T. Sember, the Company’s former Chief Executive Officer. The complaint claims that the Company breached the employment agreement entered into with Mr. Sember on December 7, 2004, specifically in the payment of his bonus. The Company has paid his severance and accrued vacation according to the terms of his employment agreement. Under the terms of this agreement, and as of August 2006, the Company began paying Mr. Sember $150,000 in severance and $28,383 in vacation over the subsequent six months from the date of his termination in the normal payroll cycles. The Company denies the merit of the claim as it is contrary to what is specifically stated in the agreement. On August 25, 2006, Mr. Sember was terminated without Just Cause (as such term is defined in the agreement). The Company’s position is that, upon termination of Mr. Sember without Just Cause, he was to be paid six months severance, any unpaid bonuses, and any vacation accrued but not taken. The complaint contends that a minimum annual bonus of $100,000 was due. In addition, Mr. Sember is also seeking costs and attorney’s fees incurred for this action. The Company denies that it owes Mr. Sember any bonus and will vigorously defend against Mr. Sember’s claim that he is entitled to a bonus of $100,000. The Company has not recorded this contingency.

     The October 28, 2005 letter of intent with Gastrotech, as amended on December 29, 2005, expired in accordance with its terms on January 15, 2005 without being extended or renewed. Additionally, on January 15, 2006 the Company notified Gastrotech Pharma that it would not be renewing the letter of intent. The breakup fee of $1,000,000 is only payable if a party breaches the terms of the letter of intent or terminates the letter of intent. In accordance with SFAS No. 5, the Company disclosed a potential liability in that Gastrotech advised the Company that if it were not willing to comply with the terms of the letter of intent, DOR would be in material breach of its obligations and would be obligated to pay Gastrotech the break up fee of $1,000,000. However, pursuant to SFAS No. 5, paragraph 33b, the Company has not recorded a loss provision because it does not believe there will be any monetary damages since there is no pending litigation, the Company cannot reasonably determine the amount of loss, and does not believe it has any liability to Gastrotech for allowing the letter of intent to expire. In addition, the Company has not recorded an accrual for the potential loss, because it does not believe as described in item 8(a) and 8(b) of SFAS No. 5 that any loss has not been confirmed, nor has any outcome or judgment occurred. Moreover, the Company does not feel that it is probable that a liability has been incurred. Perhaps more importantly, Gastrotech has not brought any legal action against the Compmay. No potential loss is estimatable at this time. As of the date of this report, no claim or complaint has been filed by Gastrotech Pharma A/S (“Gastrotech”) as to the obligation to pay a break-up fee of $1,000,000. The Company’s position is that it does not owe Gastrotech any break-up fee pursuant to not renewing its letter of intent to acquire Gastrotech.

11. Subsequent Events

                  On February 21, 2007, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) relinquished its exclusive rights granted to it on January 3, 2007, under a letter of intent with regard to acquisition discussions. However, all other terms of the letter of intent remained in effect, and the Company and Sigma-Tau are engaged in discussions for a European collaboration relating to orBec®. In consideration for entering into an exclusive letter of intent, Sigma-Tau agreed to purchase $1,000,000 of the Company’s common stock at the market price of $0.246 per share, representing 4,065,041 shares of common stock, and has paid an additional $2,000,000 in cash. The $2,000,000 payment was to be considered an advance payment to be deducted from future payments due to the Company by Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. Because of this transaction’s dilutive nature, all prior investors in the April 2006 private placement had their warrants repriced to $0.246. Additionally, certain shareholders who still held shares of the Company’s common stock were issued additional shares of the Company’s common stock. Because no agreement was reached by March 1, 2007, the Company is obligated to return the $2 million to Sigma-Tau by April 30, 2007. If the Company does not repay Sigma Tau by May 31, 2007, interest will accrue at a rate of 6% compounded annually and Sigma Tau will have the option, at its sole discretion of converting the accrued amount into common stock at a price per share equal to 80% of the market price at the time the payment is made.

  On February 9, 2007, the Company completed the sale of 11,680,850 shares of DOR common stock to institutional and other accredited investors for a purchase price of $5,490,000.

12. Business Segments

The Company had two active segments for the year ended December 31, 2006 and 2005: BioDefense and BioTherapeutics. Summary data:

	December 31,
	2006		2005
Net Revenues
BioDefense		$2,173,128		$2,896,878
BioTherapeutics		139,892		178,858
Total		$2,313,020		$3,075,736

Loss from Operations
BioDefense	$	(1,943,732)	$	(847,830)
BioTherapeutics		(5,061,664)		(1,665,812)
Corporate		(1,164,152)		(2,321,409)
Total	$	(8,199,548)	$	(4,835,051)

Identifiable Assets
BioDefense		$849,295		$2,189,216
BioTherapeutics		343,876		420,250
Corporate		213,799		763,108
Total		$1,406,970		$3,372,574

Amortization and Depreciation Expense
BioDefense		$103,855		$63,212
BioTherapeutics		24,395		118,351
Corporate		8,794		12,721
Total		$137,044		$194,284

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOR BIOPHARMA, INC.

By: /s/Christopher J. Schaber
Christopher J. Schaber, Chief Executive Officer and President

Date: March 9, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 9, 2007.

Signature	Title

/s/ James S. Kuo
James S. Kuo	Chairman of the Board

/s/ Christopher J. Schaber
Christopher J. Schaber	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Steve H. Kanzer
Steve H. Kanzer	Vice-Chairman of the Board

/s/ Evan Myrianthopoulos
Evan Myrianthopoulos	Chief Financial Officer and Director (Principal Financial Officer)

/s/ James Clavijo
James Clavijo	Controller, Treasurer, and Corporate Secretary (Principal Accounting Officer)