Form 10QSB
period 2007-05-15
DOR BIOPHARMA INC
filed 2007-05-15
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2007

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
     Yes ☐ No ☒

At May 14, 2007, 92,689,276 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOR BioPharma, Inc.
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets Current assets:
Cash and cash equivalents	$5,203,701
Restricted cash	2,000,000
Grants receivable	111,292
Prepaid expenses	106,454
Total current assets	7,421,447

Office and laboratory equipment, net	28,879
Intangible assets, net	1,166,300
Total assets	$8,616,626

Liabilities and shareholders’ equity Current liabilities:
Accounts payable	$1,411,792
Retainer payable	2,000,000
Accrued compensation	127,153
Total current liabilities	3,538,945
Shareholders’ equity:
Common stock, $.001 par value. Authorized 250,000,000
shares; 91,913,336 issued and outstanding	91,913
Additional paid-in capital	99,881,045
Accumulated deficit	(94,895,277)
Total shareholders’ equity	5,077,681
Total liabilities and shareholders’ equity	$8,616,626

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the three months ended March 31,
(Unaudited)

	2007		2006

Revenues:		$235,171		$1,387,632
Cost of revenues		(78,071)		(1,039,404)
Gross profit		157,100		348,228

Operating expenses:
Research and development		1,042,758		1,225,425
General and administrative		1,340,376		833,193
Total operating expenses		2,383,134		2,058,618

Loss from operations		(2,226,034)		(1,710,390)

Other income (expense):
Interest and other income		62,247		3,489
Interest expense		(413)		-
Total other income (expense)		61,834		3,489

Net loss		$(2,164,200)		$(1,706,901)

Basic and diluted net loss per share	$	(0.03)	$	(0.03)

Basic and diluted weighted average common shares outstanding		82,529,085		51,221,889

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Consolidated Statements of Cash Flows
For the nine months ended March 31,
(Unaudited)
	2007	2006

Operating activities:
Net loss	$(2,164,200)	$(1,706,901)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	24,518	50,631
Non-cash stock compensation	767,661	193,749
Change in operating assets and liabilities:
Grants receivable	(21,359)	(541,150)
Prepaid expenses	(11,984)	3,751
Accounts payable	(700,686)	1,375,654
Accrued royalties	-	(60,000)
Accrued compensation	(275,794)	44,358
Total adjustments	(217,644)	1,066,993
Net cash used by operating activities	(2,381,844)	(639,908)

Investing activities:
Acquisition of intangible assets	(114,361)	(92,055)
Purchases of equipment	(2,405)	-
Net cash used by investing activities	(116,766)	(92,055)

Financing activities:
Net proceeds from sale of common stock	6,230,050	125,000
Proceeds from short term licensing retainer	2,000,000	-
Proceeds from exercise of warrants	1,350,625	-
Proceeds from exercise of stock options	2,000	113,320
Net cash provided by financing activities	9,582,675	238,320

Net increase (decrease) in cash and cash equivalents	7,084,065	(493,593)
Cash and cash equivalents at beginning of period	119,636	821,702
Cash and cash equivalents at end of period	$7,203,701	$328,109

Non-cash transactions:
Non-cash stock payment to an institutional investor	$-	$85,054
Cash paid for interest	$413	$-

The accompanying notes are an integral part of these financial statements

DOR BioPharma, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business
DOR BioPharma, Inc. (“DOR” or “Company”) is a research and development biopharmaceutical company incorporated in 1987, focused on the development of oral therapeutic products intended for areas of unmet medical need and biodefense vaccines. DOR has filed a new drug application (“NDA”) for the Company’s lead product orBec® (oral beclomethasone dipropionate) with the U.S. Food and Drug Administration (the “FDA”) for the treatment of gastrointestinal Graft-versus-Host-Disease (“GI GVHD”), and have received a Prescription Drug User Fee Act (“PDUFA”) date for the FDA to complete its review of the orBec® NDA by July 21, 2007.

On May 9, 2007, the Oncologic Drugs Advisory Committee (“ODAC”) appointed by the FDA voted that the data supporting orBec® (oral beclomethasone dipropionate) did not show substantial evidence of efficacy by a margin of 7 to 2 for the treatment of GI GVHD. The FDA is not bound by ODAC’s recommendations, but it will take the panel’s advice into consideration when reviewing the NDA for orBec®.

DOR has also filed a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicines Evaluation Agency (“EMEA”) for orBec®, which has also been validated for review.

During the quarter ended March 31, 2007, the Company had one customer, the U.S. Federal Government. All revenues were generated from three U.S. Federal Government Grants. As of March 31, 2007 all outstanding receivables were from the U.S. Federal Government, National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), and the Orphan Products Division of the FDA (“Government”).

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim consolidated financial statements of the Company were prepared under the rules and regulations for reporting on Form 10-QSB. Accordingly, the Company omitted some information and note disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with the audited consolidated financial statements and their notes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the Company’s opinion, the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

Grants Receivable

Receivables consist of unbilled amounts due from grants from the U.S. Federal Government, and the NIAID. The amounts were billed in the month subsequent to quarter end. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they are charged to operations when that determination is made.

Intangible Assets

Currently, the most significant estimate or judgment that DOR makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in SFAS 2, "Accounting for Research and Development Costs". Based on this consideration, DOR capitalized all outside legal and filing costs incurred in the procurement and defense of patents.

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

The Company has adopted SFAS No. 123R using the “modified prospective application” and therefore, financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company’s net loss for the quarter ended March 31, 2007 was $131,918, higher than if it had continued to account for share-based compensation under APB No. 25.

The fair value of each option grant at the quarter ended March 31, 2007 is estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods. 300,000 stock options were granted during the quarter ended March 31, 2007.

The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.29 and $0.38 for the quarter ended March 31, 2007 and 2006, respectively.

The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 90% and 127% in 2007 and 2006, respectively and average risk-free interest rates in 2007 and 2006 of 4.45% and 3.43%, respectively.

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

There were options to purchase approximately 11.9 million and 9.8 million shares of the Company’s common stock outstanding at March 31, 2007, and 2006, respectively.

3. Management’s Plan

       The Company has incurred continuing losses since its inception in 1987. At March 31, 2007, the Company had working capital of $3,882,502, and a net loss of $2,164,200. In the first quarter of 2007 the Company has raised approximately $6,500,000 through equity financing and approximately $1,353,000 in warrant and stock option exercises. The Company expects to sustain additional losses over the next 12 months. The Company’s ability to raise additional funding may be compromised should the Food and Drug Administration deny approval of orBec® for sale in the United States.

        Management’s plan to generate positive cash flows either from operations or financing includes the following:

•	The Company plans on calling existing warrants for exercise in cash when its stock price achieves appropriate levels enabling the call provisions of the warrants to take affect.
•	The Company is exploring outlicensing opportunities for orBec® both in the US and Europe and for its BioDefense programs.
•
The Company plans to continue seeking grant funds from governmental sources. In September 2006, the Company received two grants totaling approximately $5,300,000 to support the development of its BioDefense vaccine programs.

•
The Company believes that its current cash position will allow it to operate over the next 12 months. However, several factors could affect this including the outcome of the Company’s NDA and MAA filings. Therefore, if there were no other sources of financing reductions or discontinued operations of several of the Company’s programs may be required. If this should occur, the Company believes it could continue to operate over the next eight quarters at a reduced level and only continue with the existing grant projects.

        There is no assurance that the Company will be able to successfully implement its plan or will be able to generate cash flows from either operations, partnerships, or from equity financings.

4. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2007	10.0	$ 1,853,782	$ 687,482	$ 1,166,300
December 31, 2006	10.1	$ 1,739,391	$ 666,152	$ 1,073,239

Amortization expense was $21,300 and $45,000 for the quarters ended March 31, 2007 and 2006.

Based on the balance of the intangibles at March 31, 2007, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Amount
2007	$ 106,000
2008	106,000
2009	106,000
2010	106,000
2011	106,000

License fees and royalty payments are expensed annually.

5. Grants Receivable

                 In the first quarter of 2007, the Company recorded grant revenues from the three U.S. Government Grants in the amount of $235,171. Outstanding receivables at quarter end were $111,292. This receivable has since been collected.

6. Shareholders’ Equity

                During the three month period ended March 31, 2007, the Company issued 815,357 shares of common stock as payment to vendors for consulting services. An expense of $327,000 was recorded which approximated the shares’ fair market value on the date of issuance. These shares of common stock issued were covered by the Company’s Form SB-2 Registration Statement filed with the SEC on March 9, 2007. Also, 5,490,347 warrants were exercised to purchase shares of common stock which provided proceeds of $1,350,625 and 10,000 stock options were exercised to purchase shares of common stock which provided proceeds of $2,000.

 On February 16, 2007, the Company issued 995,947 shares to investors of the April 2006 private investment placement (“PIPE”), due to the January 3, 2007, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) purchase of $1,000,000 of the Company’s common stock at $0.246 per share. The common stock issued to Sigma-Tau was re-priced to $0.246 per share as compared to the $0.2771 per share price of the April 2006 PIPE. The securities purchase agreement of the April 2006 PIPE called for the repricing of stock to the $0.246 per share price and thus causing a dilutive event to occur. Due to this dilutive event the Company recorded an expense of $308,743.

     On February 21, 2007, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) relinquished its exclusive rights granted to it on January 3, 2007, under a letter of intent with regard to acquisition discussions. However, all other terms of the letter of intent remained in effect, and the Company and Sigma-Tau are currently engaged in discussions for a European collaboration relating to orBec®. In consideration for entering into an exclusive letter of intent, Sigma-Tau agreed to purchase $1,000,000 of the Company’s common stock at the then market price of $0.246 per share, representing 4,065,041 shares of common stock, and has paid an additional $2,000,000 in cash. The $2,000,000 payment was to be considered an advance payment to be deducted from future payments due to the Company by Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. Because of this transaction’s dilutive nature, all prior investors in the April 2006 private placement had their warrants repriced to $0.246. Additionally, certain shareholders who still held shares of the Company’s common stock were issued additional shares of the Company’s common stock.

     Because no agreement was reached by March 1, 2007, the Company is obligated to return the $2 million to Sigma-Tau by May 31, 2007 (as amended by mutual consent in a letter dated May 3, 2007 and filed on Form 8-K). If the Company does not repay Sigma Tau by May 31, 2007, interest will accrue at a rate of 6% compounded annually and Sigma Tau will have the option, at its sole discretion of converting the accrued amount into common stock at a price per share equal to 80% of the market price at the time the payment is made.

  On February 9, 2007, the Company completed the sale of 11,680,850 shares of DOR common stock to institutional investors and certain of our officers and directors for a gross purchase price of $5,490,000 (less $259,950 in placement agent fees). The common shares purchased were priced at $0.47 per share which represented a 6% discount to the then current market price. The placement agents received warrants to purchase 560,106 shares of common stock at an exercise price of $0.59 per share. The warrants are exercisable for a period of five years commencing on February 9, 2007. The Company filed a registration statement with the Securities and Exchange Commission and it was declared effective on April 18, 2007.

7. Contingencies

     On October 26, 2006, the Company received a summons in a civil case from Michael T. Sember, the Company’s former Chief Executive Officer. The complaint claims that the Company breached the employment agreement entered into with Mr. Sember on December 7, 2004, specifically in the payment of his bonus. The Company has paid his severance and accrued vacation according to the terms of his employment agreement. Under the terms of this agreement, and as of August 2006, the Company began paying Mr. Sember $150,000 in severance and $28,383 in vacation over the subsequent six months from the date of his termination in the normal payroll cycles. The Company denies the merit of the claim as it is contrary to what is specifically stated in the agreement. On August 25, 2006, Mr. Sember was terminated without Just Cause (as such term is defined in the agreement). The Company’s position is that, upon termination of Mr. Sember without Just Cause, he was to be paid six months severance, any unpaid bonuses, and any vacation accrued but not taken. The complaint contends that a minimum annual bonus of $100,000 was due. In addition, Mr. Sember is also seeking costs and attorney’s fees incurred for this action. The Company denies that it owes Mr. Sember any bonus and will vigorously defend against Mr. Sember’s claim that he is entitled to a bonus of $100,000. The Company has not recorded this contingency. There is no additional information to report as of the date of this report.

     The October 28, 2005 letter of intent with Gastrotech, as amended on December 29, 2005, expired in accordance with its terms on January 15, 2005 without being extended or renewed. Additionally, on January 15, 2006 the Company notified Gastrotech Pharma that it would not be renewing the letter of intent. The breakup fee of $1,000,000 is only payable if a party breaches the terms of the letter of intent or terminates the letter of intent. In accordance with SFAS No. 5, the Company disclosed a potential liability in that Gastrotech advised the Company that if it were not willing to comply with the terms of the letter of intent, DOR would be in material breach of its obligations and would be obligated to pay Gastrotech the break up fee of $1,000,000. However, pursuant to SFAS No. 5, paragraph 33b, the Company has not recorded a loss provision because it does not believe there will be any monetary damages since there is no pending litigation, the Company cannot reasonably determine the amount of loss, and does not believe it has any liability to Gastrotech for allowing the letter of intent to expire. In addition, the Company has not recorded an accrual for the potential loss, because it does not believe as described in item 8(a) and 8(b) of SFAS No. 5 that any loss has not been confirmed, nor has any outcome or judgment occurred. Moreover, the Company does not feel that it is probable that a liability has been incurred. Perhaps more importantly, Gastrotech has not brought any legal action against the Company. No potential loss is estimable at this time. As of the date of this report, no claim or complaint has been filed by Gastrotech Pharma A/S (“Gastrotech”) as to the obligation to pay a break-up fee of $1,000,000. The Company’s position is that it does not owe Gastrotech any break-up fee pursuant to not renewing its letter of intent to acquire Gastrotech. There is no additional information to report as of the date of this report.
.

8. Business Segments

      The Company had two active segments for the quarter ended March 31, 2007 and 2006: BioDefense and BioTherapeutics. Summary data:

	For the three months ended March 31,
	2007	2006
Revenues
BioDefense	$ 235,171	$ 1,341,533
BioTherapeutics	-	46,099
Total	$ 235,171	$ 1,387,632

Income (Loss) from Operations
BioDefense	$ 33,678	$ 153,278
BioTherapeutics	(698,008)	(1,050,331)
Corporate	(1,561,704)	(813,337)
Total	$ (2,226,034)	$ (1,710,390)

Amortization and Depreciation Expense
BioDefense	$ 18,804	$ 37,407
BioTherapeutics	4,105	10,408
Corporate	1,609	2,816
Total	$ 24,518	$ 50,631

Identifiable Assets
BioDefense	$ 908,726	$ 2,724,037
BioTherapeutics	398,866	321,434
Corporate	7,309,034	412,248
Total	$ 8,616,626	$ 3,457,719

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
 The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-QSB, and the our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe-harbor created by that Section. Forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, including those identified in Exhibit 99.1 “Risk Factors” filed with this Form 10-QSB, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-QSB with the SEC or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview and Strategy

We are a research and development biopharmaceutical company focused on the development of oral therapeutic products intended for areas of unmet medical need and biodefense vaccines. We have filed a new drug application (“NDA”) for our lead product orBec® (oral beclomethasone dipropionate) with the U.S. Food and Drug Administration (the “FDA”) for the treatment of gastrointestinal Graft-versus-Host-Disease (“GI GVHD”), and have received a Prescription Drug User Fee Act (“PDUFA”) date for the FDA to complete its review of the orBec® NDA by July 21, 2007.

On May 9, 2007, the Oncologic Drugs Advisory Committee (“ODAC”) appointed by the FDA voted that the data supporting orBec® (oral beclomethasone dipropionate) did not show substantial evidence of efficacy by a margin of 7 to 2 for the treatment of GI GVHD. The FDA is not bound by ODAC’s recommendations, but it will take the panel’s advice into consideration when reviewing the NDA for orBec®.

We also have filed a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicines Evaluation Agency (“EMEA”) for orBec®, which has been filed and validated for review.

 Until the FDA responds to our NDA our business strategy is to: (a) prepare for the potential marketing approval of orBec® by the FDA and the EMEA; (b) conduct prophylactic use clinical trials of orBec® for the prevention of GI GVHD; (c) evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP (orBec®) in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract; (d) reinitiate development including manufacturing and clinical trials of our other biotherapeutics products namely LPMTM-Leuprolide, and OraprineTM; (e) explore acquisition strategies under which the Company may be acquired by another company with oncologic or GI symmetry; (f) identify a sales and marketing partner for orBec® for territories outside of the U.S., and potentially inside the U.S.; (g) secure additional government funding for each of our biodefense programs through grants, contracts, and procurements; (h) convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area; and (i) acquire or in-license new clinical-stage compounds for development. We were incorporated in 1987. We maintain two active segments: BioTherapeutics and BioDefense.

     On January 3, 2007 we received $3 million under a non-binding letter of intent with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”), which granted Sigma-Tau an exclusive right to negotiate terms and conditions for a possible business transaction or strategic alliance regarding orBec® and potentially other DOR private offering compounds until March 1, 2007. Sigma-Tau is a pharmaceutical company that creates novel therapies for the unmet needs of patients with rare diseases. They have both prescription and consumer products in metabolic, oncology, renal and supplements. Under the terms of the letter of intent, Sigma-Tau purchased $1 million of our common stock at the market price of $0.246 per share, representing approximately four million shares. Sigma-Tau paid an additional $2 million, which was to be considered an advance payment to be deducted from upfront monies due to us by Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. Because no agreement was reached by March 1, 2007, we are obligated to return $2 million to Sigma-Tau by May 31, 2007 (as amended by mutual consent in a letter dated May 3, 2007). If we do not pay Sigma-Tau $ 2 million in cash by May 31, 2007, interest will accrue at a rate of 6% compounded annually and Sigma Tau will have the option, at its sole discretion of converting the accrued amount into common stock at a price per share equal to 80% of the market price at the time the payment is made. We are currently in discussions with Sigma-Tau regarding a potential European partnership.

orBec®
 Our lead therapeutic product orBec® is an orally administered corticosteroid that exerts a potent, local anti-inflammatory effect within the mucosal tissue of the gastrointestinal tract. We filed an NDA on September 21, 2006 for orBec® with the FDA for the treatment of GI GVHD. The NDA was accepted on November 21, 2006, and in accordance with the PDUFA the FDA will complete its review of all materials related to orBec® by July 21, 2007. Additionally, on May 9, 2007, the Oncologic Drugs Advisory Committee (“ODAC”) appointed by the FDA voted that the data supporting orBec® (oral beclomethasone dipropionate) did not show substantial evidence of efficacy by a margin of 7 to 2 for the treatment of GI GVHD. The FDA is not bound by ODAC’s recommendations, but it will take the panel’s advice into consideration when reviewing the NDA for orBec®.

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

      We anticipate the market potential for orBec® for the treatment of gastrointestinal GI GVHD to be approximately 60 percent of the more than 10,000 bone marrow and stem cell transplants that occur each year in the U.S.

      We have had strategic discussions with a number of pharmaceutical companies regarding the partnering or sale of orBec®. We are actively seeking a marketing partner in the U.S. and abroad in anticipation of commercialization of orBec®. We also intend to seek a partner for the other potential indications of orBec®. We are also actively considering a strategy of a commercial launch of orBec® by ourselves in the U.S.

       We received clearance from the FDA to conduct a Phase 2 clinical trial of orBec® for the prevention of Graft-versus-Host disease (“GVHD”). The Phase 2 clinical trial is supported in part by a National Institute of Health (“NIH”) grant awarded to the Fred Hutchinson Cancer Research Center (“FHCRC”). The protocol, entitled “A Phase 2 study to evaluate the efficacy of oral beclomethasone dipropionate for prevention of acute GVHD after hematopoietic cell transplantation with myeloablative conditioning regimens,” is a randomized, double-blinded, placebo-controlled trial. The study, which is being reviewed by the Institutional Review Board of FHCRC, will enroll a total of 138 patients with 92 subjects in the orBec® arm and 46 subjects in the placebo arm. The Principal Investigator of the trial is Paul Martin, MD, of the Fred Hutchinson Cancer Research Center and a Professor of Medicine at Washington University. Patients will be treated with orBec® or placebo at the start of their conditioning regimen and will continue to be treated for 75 days after transplant. The objectives of the trial are to test the hypotheses that prophylactic administration of orBec® can prevent the incidence and/or reduce the severity of acute GVHD, therefore, decreasing the need for use of high dose systemic steroid treatment after allogeneic hematopoietic stem cell transplantation (“HCST”). The trial is expected to begin enrolling patients in the second quarter of 2007.

RiVax™

         The development of RiVaxTM, our ricin toxin vaccine, has progressed significantly this year. In September of 2006 we received a grant of approximately $5.2 million from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institute of Health (“NIH”), for the continued development of RiVax™, a recombinant vaccine against ricin toxin. The RiVax™ grant will provide approximately $5.2 million over a three year period to fund the development of animal models which will be used to correlate human immune response to the vaccine with protective efficacy in animals. This is necessary for ultimate licensure by the FDA, when human efficacy vaccine trials are not possible. This new grant also supports the further biophysical characterization of the vaccine containing a well-characterized adjuvant that is needed to enhance the immune response to recombinant proteins. These studies will be required to assure that the vaccine is stable and potent over a period of years. A prototype version of RiVax™ has been evaluated in a Phase I clinical trial last year and was shown to be safe and effective, while also inducing ricin neutralizing antibodies as confirmed in subsequent animal studies.

      Our academic partner, The University of Texas Southwestern led by Dr. Ellen Vitetta, completed a Phase 1 safety and immunogenicity trial of RiVaxTM in human volunteers. The results of the Phase 1 safety and immunogenicity dose-escalation study indicate that the vaccine is well tolerated and induces antibodies in humans that neutralize ricin toxin. Despite the absence of an adjuvant, antibodies were present in the blood of several volunteers for as long as 127 days after their last vaccination. The functional activity of the antibodies was confirmed by transferring serum globulins from the vaccinated individuals along with active ricin toxin to sensitive mice, which then survived subsequent exposure to ricin toxin. The outcome of the study was published in the Proceedings of the National Academy of Sciences. In January of 2005, we entered into a manufacturing and supply agreement for RiVax™ with Cambrex Corporation. In July of 2006, we announced the successful completion of the current Good Manufacturing Practices (“cGMP”) milestone for the production of RiVaxTM.

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

      In September of 2006, we were also awarded a one year NIAID Phase I SBIR grant totaling approximately $0.5 million to conduct further work to combine antigens from different serotypes of botulinum toxin for a prototype multivalent vaccine. The grant funding will support further work in characterizing antigen formulations that induce protective immunity to the three most common botulinum toxin types that may be encountered naturally or in the form of a bioweapon. This work will continue the research conducted by Dr. Lance Simpson and colleagues who originally showed that recombinant non-toxic segments of the botulinum toxin can be given by the oral as well as the intranasal route to induce a strong protective immune response in animals. This observation forms the basis for development of an oral or intranasal vaccine for botulinum toxin that can be used in humans. Currently, the recombinant vaccines under development are given by intramuscular injections. The alternate route provides a self administration option, which will bypass the requirement for needles and personnel to administer the vaccine.

LPMTM - Leuprolide

       In April 2007, we announced plans to initiate a clinical development program in humans with our Lipid Polymer Micelle (“LPM™”) oral drug delivery technology. The LPM™ system is a platform technology designed to allow for the oral administration of drugs such as leuprolide that are water-soluble but poorly permeable through the gastrointestinal tract. We have previously demonstrated in preclinical animal models that the LPM™ technology is adaptable to oral delivery of peptide drugs and that high systemic levels after intestinal absorption can be achieved with the peptide hormone drug leuprolide.

       In preclinical studies, our LPM™ delivery technology significantly enhanced the ability of leuprolide, to pass through the intestinal epithelium in comparison to leuprolide alone. Leuprolide is a synthetic peptide agonist of gonadotropin releasing hormone (“GnRh”), which is used in the treatment of prostate cancer in men and endometriosis in women. Leuprolide exhibits poor intestinal absorption from an aqueous solution with the oral bioavailability being less than 5%. Utilizing LPM™ in rats and dogs, the bioavailability of leuprolide averaged 30% compared to 2.2% for the control oral solution.

      Leuprolide is one of the most widely used anti-cancer agents for advanced prostate cancer in men. Injectable forms of leuprolide marketed under trade names such as Lupron® and Eligard® had worldwide sales of approximately $1.8 billion in 2006. Injectable leuprolide is also widely used in non-cancer indications, such as endometriosis in women (a common condition in which cells normally found in the uterus become implanted in other areas of the body), uterine fibroids in women (noncancerous growths in the uterus) and central precocious puberty in children (a condition causing children to enter puberty too soon). Leuprolide is currently available only in injectable, injectable depo and subcutaneous implant routes of delivery which limits its use and utility.

      The LPM™ system is a proprietary oral delivery platform technology that utilizes a lipid based delivery system that can incorporate the peptide of interest in a thermodynamically stable configuration called a “reverse micelle” that through oral administration, can promote intestinal absorption. Reverse micelles are structures that form when certain classes of lipids come in contact with small amounts of water. This results in a drug delivery system in which a stable clear dispersion of the water soluble drug can be evenly dispersed within the lipid phase. LPM™ is thought to promote intestinal absorption due to the ability of the micelles to open up small channels through the epithelial layer of the intestines that allow only molecules of a certain dimension to pass through while excluding extremely large molecules such as bacteria and viruses. The reverse micelles also structurally prevent the rapid inactivation of peptides by enzymes in the upper gastrointestinal tract via a non-specific enzyme inhibition by surfactant(s) in the formulation.

       In re-initiating the LPM™ technology, we have enlisted the assistance of experienced drug delivery, formulation and clinical consultants who have been intimately involved with the development of the LPM™ technology. We anticipate initiation of a Phase 1 safety, tolerability and pharmacokinetic study with LPM-leuprolide in the third quarter of 2007.

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

We capitalize intangible assets that have alternative future uses; this is common in the pharmaceutical development industry. Of the intangible asset balance, $425,000 is for up-front license costs. We purchased a license from the University of Texas Southwestern Medical Center, for the license to the RiVaxTM vaccine for $425,000. We capitalize license costs because they have alternative future use as referred to in paragraph 11 c. of SFAS No.2. We believe that both of these intangible assets purchased have alternative future uses.

We capitalize legal costs associated with the protection and maintenance of our patents. For a development stage company with drug and vaccine products in an often lengthy basic and clinical research process, we believe that patent rights form one of our most valuable assets. Patents and patent applications are a key currency of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industrial partners. These rights can also be sold or sub-licensed as part of our strategy to partner our products at each stage of development. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. Therefore, our policy is to capitalize these costs and amortize them over the remaining useful life of the patents. We capitalize intangible assets alternative future use as referred to in SFAS No.142 and in paragraph 11 c. of SFAS No. 2.

During 2007, we capitalized $114,391 in patent related costs. This amount is represented in the cash flow statement, in the section for investing activities presented in the 2007 10-QSB financial statements. On the balance sheet this amount is presented on the line intangible assets, net in the amount of $1,166,300.

Research and Development Costs

Research and Development costs are charged to expense when incurred. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries and employee benefits, equipment depreciation and allocation of various corporate costs. Purchased in-process research and development expense (“IPR&D”) represents the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition.

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

Material Changes in Results of Operations

We are a research and development company. The 2007 revenues and associated expenses were from NIH Grants received in September 2004 and September 2006. The NIH grants were associated with our ricin and botulinum vaccines. The original amount of the first NIH grant was $5,173,298. This was increased on May 6, 2005, to $6,433,316. The increase of $1,260,018 was awarded based on a renegotiated F&A (facilities and administrative) rate with the NIH. This rate provided a fixed rate for facilities and administrative costs (overhead expenditures) that is applied against all costs associated with the grant awarded. The rate is determined primarily on a year by year basis. The rate for 2006 and 2007 was a provisional rate and the final rate has not yet been determined but the expectations are that the rate will be lower. In anticipation of this, we estimated that a charge in the amount of approximately $390,000 was recorded in 2006. The second NIH grant was received for ricin in September 2006 for $5,203,405. The NIH SBIR grant for botulinum was received in September 2006 for $465,191. We were awarded a one year FDA grant on September 23, 2005 for the “Oral BDP for the Treatment of GI GVHD” in the amount of $318,750.

For the three months ended March 31, 2007, our revenues were $235,171 as compared to $1,387,632 in the three months ended March 31, 2006 a decrease of $1,152,461, or 83%. In 2006 compared to 2007, our progress on the grant had exceeded the original schedule, accelerating the milestone revenues that were recorded in the first quarter of 2006. We also incurred expenses related to that revenue in the three months ended March 31, 2007 and 2006 of $78,071 and $1,039,404, respectively, a decrease of $961,333, or 92%. These costs relate to payments made to subcontractors and universities in connection with the grants.

Although we have a gross profit, it is due to the F&A rate. The gross profit for the three months ended March 31, 2007 was $157,100 as compared to $348,228 in the three months ended March 31, 2006 a decrease of $191,128, or 55%. This was due to the decreased grant revenues in the quarter ended 2007 that were eligible for the F&A rate as well as the expected decrease in the final F&A rate.

Research and development spending decreased by $182,667, or 15%, to $1,042,758, for the quarter ended March 31, 2007 as compared to $1,225,425 for the corresponding period ended March 31, 2006. Expenses remained consistent as we continue the regulatory and filing costs associated with the preparation and completion of the MAA and NDA filings for orBec®.

General and administrative expenses for the three months ended March 31, 2007 were $1,340,376 as compared to $833,193 for the three months ended March 31, 2006, an increase of $507,183, or 61%. The increase was due to the dilution expense taken for stock issued to investors from the April 2006 PIPE in the amount of $308,743. Other expenses such as salary and travel contributed to the increase in 2007.

Interest income for the three months ended March 31, 2007 was $62,247 as compared to $3,489 for the three months ended March 31, 2006, an increase of $58,758 or 1684%. This increase is due to a higher cash balance in 2007 as compared to 2006.

   Interest expense for the three months ended March 31, 2007 was $413 as compared to $0 for the 3 months ended March 31, 2006, an increase of $413 or 100%. This increase was due to interest paid for financing insurance premiums.

For the three months ended March 31, 2007, we had a net loss of $2,164,200 as compared to a 1,706,901 net loss for the three months ended March 31, 2006, an increase of $457,299, or 27%. This increase is primarily attributed to dilution expense taken for stock issued to investors from the April 2006 PIPE in the amount of $308,743.

FINANCIAL CONDITION:

        Cash and Working Capital
As of March 31, 2007, we had cash and cash equivalents of $5,203,701 as compared to $119,636 as of December 31, 2006, and working capital of $3,882,502 as compared to negative working capital of $2,211,386 as of December 31, 2006 representing an increase of $6,093,887. We also had $2,000,000 of restricted cash that is due to Sigma Tau. For the three months ended March 31, 2007, our cash used in operating activities was $2,381,844, compared to $639,907 for the three months ended March 31, 2006.

                Expenditures

   We expect our expenditures for 2007, under existing product development agreements and license agreements pursuant to letters of intent and option agreements to approximate $3,000,000. We anticipate grant revenues in the next twelve months to offset research and development expenses for the development of our ricin toxin vaccine and botulinum toxin vaccine in the amount of approximately $4,200,000 with $850,000 contributing towards our overhead expenses.

    The table below details our costs for the period ended March 31, 2007 and 2006 by project.

	2007	2006
Projects-Research & Development Expenses
orBec®	$ 730,144	$ 990,494
RiVax™	158,323	94,031
BT-VACC™	141,491	137,400
Oraprine™	1,700	1,700
LPMTM-Leuprolide	11,100	1,800
Research & Development Expense	$ 1,042,758	$ 1,225,425

Projects-Reimbursed under Grant
orBec®	$ -	$ 46,099
RiVax™	66,168	993,305
BT-VACC™	11,903	-
Oraprine™	-	-
LPMTM-Leuprolide	-	-
Reimbursed under Grant	$ 78,071	$ 1,039,404

TOTAL	$ 1,120,829	$ 2,264,829

            Leases

The following summarizes our contractual obligations at March 31, 2007, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligations	Year 2007	Year 2008	Year 2009
Non-cancelable obligations (1)	$ 16,403	$ -	$ -
TOTALS	$ 16,403	$ -	$ -

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

         On February 21, 2007, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) relinquished its exclusive rights granted to it on January 3, 2007, under a letter of intent with regard to acquisition discussions. However, all other terms of the letter of intent remained in effect, and we are engaged in discussions with Sigma-Tau for a European collaboration relating to orBec®. In accordance with the letter of intent, Sigma-Tau purchased $1,000,000 of our common stock at the market price of $0.246 per share, representing 4,065,041 shares of common stock, and paid us an additional $2,000,000 in cash. The $2,000,000 payment was to be considered an advance payment to be deducted from future payments due from Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. Because of this transaction’s dilutive nature, all prior investors in the April 2006 private placement had their warrants repriced to $0.246. Additionally, certain shareholders who still held shares of our common stock were issued additional shares of our common stock. Because no agreement was reached by March 1, 2007, we are obligated to return the $2 million to Sigma-Tau by May 31, 2007 (as amended by mutual consent in a letter dated May 3, 2007). If the Company does not repay Sigma Tau by May 31, 2007, interest will accrue at a rate of 6% compounded annually and Sigma Tau will have the option, at its sole discretion of converting the accrued amount into common stock at a price per share equal to 80% of the market price at the time the payment is made.

      On February 16, 2007, the Company issued 995,947 shares to investors of the April 2006 private investment placement (“PIPE”), due to the January 3, 2007, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) purchase of $1,000,000 of the Company’s common stock at $0.246 per share. The common stock issued to Sigma-Tau was re-priced to $0.246 per share as compared to the $0.2771 per share price of the April 2006 PIPE. The securities purchase agreement of the April 2006 PIPE called for the repricing of stock to the $0.246 per share price and thus causing a dilutive event to occur.

      On February 9, 2007, we completed the sale of 11,680,850 shares of our common stock to institutional investors and certain of our officers and directors for a purchase price of $5,490,000. We filed a registration statement with the Securities and Exchange Commission covering the shares of common stock issued and issuable pursuant to the exercise of certain placement agent warrants, and it was declared effective on April 18, 2007.

              Based on our current rate of cash outflows, we believe that our cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2008. It is possible that within the upcoming twelve months we will seek additional capital in the private and/or public equity markets to expand our operations including a possible launch of orBec®, to respond to competitive pressures, to develop new products and services and to support new strategic partnerships. We may obtain capital pursuant to one or more corporate partnerships relating to orBec®. If we obtain additional funds through the issuance of equity or equity-linked securities, shareholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. The terms of any debt financing may contain restrictive covenants which may limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms or at all. If we are unable to obtain such financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities, respond to competitive pressures or continue our operations.

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

The Certifying Officers have also indicated that there were no changes in our internal controls over financial reporting or other factors that occurred during the period cover by this report that has materially affected, or is likely to materially affect, such controls, and there were no significant deficiencies and material weaknesses.

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

DOR BIOPHARMA, INC.

March 15, 2007    by /s/ Christopher J. Schaber
                     Christopher J. Schaber, Ph.D.
             President and Chief Executive Officer

March 15, 2007     by /s/ Evan Myrianthopoulos
                                                   Evan Myrianthopoulos
                                                   Chief Financial Officer