Form 10KSB/A
period 2007-12-31
DOR BIOPHARMA INC
filed 2008-04-29
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes  [  ]    No   [X]

Explanatory Note

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report (“Annual Report”) on Form 10-KSB for the year ended December 31, 2007, which was originally filed on March 27, 2008, to correct the December 31, 2007 financial information in Note 12 to the Notes to the Consolidated Financial Statements included in the Annual Report. This Amendment affects only Item 7 of the Annual Report. Except for the noted correction, this Amendment makes no other changes to the Annual Report and does not modify or update in any way disclosures made therein to reflect events occurring after the filing date of the Annual Report.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

DOR BIOPHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

                                                    Page

Report of Independent Registered Public Accounting Firm                      2

Balance Sheets as of December 31, 2007 and 2006                      3

Statements of Operations for the years ended December 31, 2007 and 2006           4

Statements of Changes in Shareholders’ Equity (Deficiency) for the years ended
  December 31, 2007 and 2006                                           5

Statements of Cash Flows for the years ended December 31, 2007 and 2006                          6

Notes to Financial Statements                                                                                                         7

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

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

The Company has adopted SFAS No. 123R using the “modified prospective application” and therefore, financial statements from periods ending prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company’s net loss for the year ended December 31, 2007 was $677,401 and for December 31, 2006 was $557,182 higher than if it had continued to account for share-based compensation under APB No. 25. Of these amounts $230,668 was for Research and Development and $446,733 was for General and Administrative in 2007, and $219,895 was for Research and Development and $337,287 was for General and Administrative in 2006. Stock based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2007, the total compensation cost for stock options not yet recognized was approximately $600,000.

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

Stock options are issued at the market price on the date of issuance. Stock options issued to directors fully vest upon issuance. Stock options issued to employees generally vest 25% upfront, 25% each year for a period of three years. Stock options are issued over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals are employees or directors. In general when an employee or director terminates their employment, the options will expire within three months.

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

During 2008, approximately 10,000,000 of the Company’s warrants will expire.  By April 2009, a total of approximately 20,000,000 of the Company’s existing warrants will expire.

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

Due to the move of the corporate offices to New Jersey, the Florida net operating loss is suspended.

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

12. Business Segments

The Company had two active segments for the year ended December 31, 2007 and December 31, 2006:  BioDefense and BioTherapeutics.  Summary data:

	December 31,
	2007		2006
Net Revenues
BioDefense		$1,258,017		$2,173,128
BioTherapeutics		-		139,892
Total		$1,258,017		$2,313,020

Loss from Operations
BioDefense	$	(109,698)	$	(1,973,732)
BioTherapeutics		(2,748,764)		(5,061,664)
Corporate		(3,468,620)		(1,164,152)
Total	$	(6,327,082)	$	(8,199,548)

Identifiable Assets
BioDefense		$896,383		$849,295
BioTherapeutics		552,248		343,876
Corporate		2,335,248		213,799
Total		$3,783,879		$1,406,970

Amortization and Depreciation Expense
BioDefense		$90,185		$103,855
BioTherapeutics		24,312		24,395
Corporate		5,068		8,794
Total		$119,565		$137,044

Interest Income
Corporate		$164,847		$41,510
Total		$164,847		$41,510

Stock Option Compensation
BioDefense		$69,591		$98,937
BioTherapeutic		161,077		120,958
Corporate		446,733		337,287
Total		$677,401		$557,182

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DOR BIOPHARMA, INC.

                                      By: /  s/ Christopher J. Schaber
Christopher J. Schaber
President and Chief Executive Officer

Date: April 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Christopher J. Schaber Christopher J. Schaber	Director, President and Chief Executive Officer (Principal Executive Officer)	April 24, 2008
/s/ Evan Myrianthopoulos Evan Myrianthopoulos	Director, Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2008
/s/ James S. Kuo James S. Kuo	Chairman of the Board	April 25, 2008
/s/ Cyrille F. Buhrman Cyrille F. Buhrman	Director	April 27, 2008
/s/ James Clavijo James Clavijo	Controller, Treasurer, and Corporate Secretary	April 24, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.