Form 10-Q
period 2008-03-31
DOR BIOPHARMA INC
filed 2008-05-15
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934.

For the Quartery Period Ended March 31, 2008

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
None

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 112b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☒

At May 14, 2008, 101,051,540 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
DOR BioPharma, Inc.
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unuadited)
Assets Current assets:
Cash	$1,880,860	$2,220,128
Grants receivable	65,623	97,845
Prepaid expenses	79,131	119,178
Total current assets	2,025,614	2,437,151

Office and laboratory equipment, net	25,187	25,941
Intangible assets, net	1,331,089	1,320,787
Total assets	$3,381,890	$3,783,879

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$985,567	$847,610
Accrued compensation	117,215	345,903
Total current liabilities	1,102,782	1,193,513

Shareholders’ equity:
Common stock, $.001 par value. Authorized 250,000,000
shares; 100,299,378 and 94,996,547, respectively issued and outstanding	100,299	94,996
Additional paid-in capital	102,430,700	101,391,090
Accumulated deficit	(100,251,891)	(98,895,720)

Total shareholders’ equity	2,279,108	2,590,366

Total liabilities and shareholders’ equity	$3,381,890	3,783,879

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the three months ended March 31,
(Unaudited)

		2008		2007

Revenues		$677,640		$235,171
Cost of revenues		(529,179)		(78,071)
Gross profit		148,461		157,100

Operating expenses:
Research and development		600,001		1,042,758
General and administrative		848,111		1,208,458
Stock based compensation research and development		39,583		56,334
Stock based compensation general and administrative		36,793		75,584
Total operating expenses		1,524,488		2,383,134

Loss from operations		(1,376,027)		(2,226,034)

Other income (expense):
Interest income		20,036		62,247
Interest (expense)		(180)		(413)
Total other income (expense)		19,856		61,834

Net loss	$	(1,356,171)	$	(2,164,200)

BasicnBasic and diluted net loss per share	$	(0.01)	$	(0.03)

Basic Basic and diluted weighted average common shares outstanding		97,761,457		82,529,085

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31,
(Unaudited)

	2008		2007
Operating activities
Net loss	$	(1,356,171)	$	(2,164,200)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation		34,084		24,518
Non-cash stock compensation		386,314		767,661

Change in operating assets and liabilities:
Grants receivable		32,222		(21,359)
Prepaid expenses		40,047		(11,984)
Accounts payable		137,456		(700,686)
Proceeds sale of equipment		500		-
Accrued compensation		(228,688)		(275,794)
Total adjustments		401,935		(217,644)

Net cash used by operating activities		(954,236)		(2,381,844)

Investing activities:
Acuisition of intangible assets		(41,481)		(114,361)
Purchase of office equipment		(2,151)		(2,405)
Net cash used by investing activities		(42,632)		(116,766)

Financing activities:
Net proceeds from sale of common stock		658,600		6,230,050
Proceeds from short term licensing retainer		-		2,000,000
Proceeds from exercise of warrants		-		1,350,625
Proceeds from exercise of stock options		-		2,000
Net cash provided by financing activities		658,600		9,582,675

Net increase (decrease) in cash and cash equivalents		(339,268)		7,084,065
Cash and cash equivalents at beginning of period		2,220,128		119,636
Cash and cash equivalents at end of period		$1,880,860		$7,203,701

Supplemental disclosure of cash flow:
Cash paid for interest		$180		$413
Non-cash transactions:
Non-cash stock payment to an institutional investor		$270,000		$-

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business

The Company is a late stage biopharmaceutical company incorporated in 1987, focused on the development of biotherapeutic products and biodefense vaccines intended for areas of unmet medical need. DOR’s biotherapeutic business segment intends to develop orBec®, oral BDP, and other biotherapeutic products namely LPMTM-Leuprolide, OraprineTM, and LPETM and PLPTM Systems for Delivery of Water-Insoluble Drugs.  DOR’s biodefense business segment intends to convert its ricin toxin and botulinum toxin vaccine programs from early stage development to advanced development and manufacturing.

During the quarter ended March 31, 2008, the Company had one customer, the U.S. Federal Government. All revenues were generated from two active U.S. Federal Government Grants. As of March 31, 2008 all outstanding receivables were from the U.S. Federal Government, National Institute of Health and The Food and Drug Administration.

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

Grants Receivable

Receivables consist of unbilled amounts due from grants from the U.S. Federal Government and the National Institute of Health. The amounts were billed in the month subsequent to year end. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they are charged to operations when that determination is made.

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in SFAS 2, "Accounting for Research and Development Costs". Based on this consideration, all outside legal and filing costs incurred in the procurement and defense of patents are capitalized.

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

The Company capitalizes and amortizes intangibles over a period of 11 to 16 years. The Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current products in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from DOR’s academic and industrial partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. Therefore, DOR capitalizes these costs and amortizes them over the remaining useful life of the patents. DOR capitalizes intangible assets based on alternative future use.

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

The Company did not record an impairment of intangible assets for the quarters ended March 31, 2008 and 2007, respectively.

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

The Company has adopted SFAS No. 123R using the “modified prospective application” and therefore, financial statements from periods ending prior to January 1, 2006 have not been restated. The Company’s net loss for the quarter ended March 31, 2008 and 2007 was $76,376 and $131,918, respectively lower than if it had continued to account for share-based compensation under APB No. 25. For the period ended March 31, 2008,  $39,583 was for Research and Development personnel and $36,793 was for General and Administrative personnel, for the same period in 2007, $56,334 was for Research and Development personnel and $75,584 was for General and Administrative personnel. Stock based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At March 31, 2008, the total compensation cost for stock options not yet recognized was approximately $500,000.

The fair value of each option grant at the quarters ended March 31, 2008 and March 31, 2007 were estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods. The Company did not award stock options for the quarter ended March 31, 2008 and 300,000 stock options were granted during the quarter ended March 31, 2007.

There were no options granted during the three months ended March 31, 2008. The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.29 for the three months ended March 31, 2007.

The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 121% and 90% in 2008 and 2007 respectively, and average risk-free interest rates of 3.8% and 4.5% in 2008 and 2007, respectively.

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

Income Taxes

The Company files a consolidated federal income tax return and utilizing asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2008 because of the net operating losses incurred by the Company since its inception.

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

3. Management’s Plan

The Company has incurred continuing losses since its inception in 1987. At March 31, 2008, the Company had working capital of $922,832, and a net loss of $1,356,171. In the three months ended March 31, 2008, the Company raised a total of approximately $658,600, through equity financings. Subsequent to December 31, 2007, the Company closed on an equity financing of $658,600 from Fusion Capital and other investors. Additionally, in February 2008 the Company initiated a 25 month, $8,000,000 equity line of credit with Fusion Capital. The Company expects to sustain additional losses over the next twelve months. The Company’s ability to raise additional funding may be more difficult due to its receipt of a not approvable letter from the FDA on its NDA for orBec®.

If the Company is unable for whatever reason to utilize its equity facility with Fusion and there were no other sources of financing, an austerity plan with reductions or discontinuation of operations of several of the Company’s programs will be required.  Unless a significant amount of cash comes in from Fusion or any other partnering/financing deal, the Company will have to suspend clinical trials of orBec®/oral BDP for the treatment of GI GVHD and radiation enteritis, and reduce headcount and overhead.  If this should occur, the Company believes it could continue to operate over the next four quarters at a reduced level and continue with its active programs, namely orBec® for the prevention of GVHD, its oral BDP radiation injury program, and its biodefense programs, all of which are supported by existing grants.  The Company is currently operating under a modified austerity plan.

Management’s plan to generate positive cash flows includes the following:

•	The Company secured a new $8,000,000 equity line from Fusion Capital and the Company expects to utilize it from time to time when it believes that market conditions are suitable.
•	The Company will manage its expenditures very closely and proceed with Clinical programs with the use of the equity facility.
•	The Company plans to continue seeking grant funds and responding to requests for proposals from governmental sources.
•
The Company will utilize Named Patient Sales (Compassionate Use programs) wherever possible in countries outside the United States to generate revenues from orBec®.  The Company already has letters of intent for Named Patient programs in place in South Korea, Australia, New Zealand and South Africa and expects to receive modest revenues from these programs in the second half of 2008.

•	The Company is exploring outlicensing opportunities for orBec®, and for its LPM-Leuprolide and BioDefense programs both in the US and Europe.
•	The Company has engaged investment bankers to assist in exploring merger and acquisition opportunities.

The Company needs to seek additional capital in the private and/or public equity markets to continue its operations,  respond to competitive pressures, and develop new products and services and to support new strategic partnerships.

There is no assurance that the Company will be able to successfully implement its plan or will be able to generate cash flows from either operations, partnerships, or from equity financings.

4. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2008
Licenses	12.5	$ 462,234	$ 122,472	$ 339,762
Patents	9.5	1,674,971	683,644	991,327
Total	10.1	$ 2,137,205	$ 806,116	$ 1,331,089

December 31, 2007
Licenses	12.7	$ 462,234	$ 115,681	$ 346,553
Patents	9.7	1,633,490	659,256	974,234
Total	10.4	$ 2,095,724	$ 774,937	$ 1,320,787

Amortization expense was $31,179 and $21,300 for the quarters ended March 31, 2008 and 2007, respectively.

Based on the balance of licenses and patents at March 31, 2008, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Year	Amortization Amount
2008	$ 130,000
2009	132,000
2010	135,000
2011	140,000
2012	145,000

License fees and royalty payments are expensed annually.

5. Grants Receivable

In the first quarter of 2008, the Company recorded grant revenues from the three U.S. Government Grants in the amount of $677,640. Outstanding receivables at quarter end were $65,623. This receivable has since been collected.

6. Shareholders’ Equity

During the three month period ended March 31, 2008, the Company issued 103,025 and 115,917 shares of common stock as payment to vendors for consulting services and as severance for employees, respectively. An expense of $19,313 and $20,625 was recorded which approximated the shares’ fair market value on the date of issuance, respectively. During the three month period ended March 31, 2007, the Company issued 815,357 shares of common stock as payment to vendors for consulting services. An expense of $327,000 was recorded which approximated the shares’ fair market value on the date of issuance. Also during the three month period ended March 31, 2007, 5,490,347 warrants were exercised to purchase shares of common stock which provided proceeds of $1,350,625 and 10,000 stock options were exercised to purchase shares of common stock which provided proceeds of $2,000.

On February 14, 2008, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). The Fusion Capital facility allows the Company to require Fusion Capital to purchase between $20,000 and $1.0 million, depending on certain conditions, of the Company’s common stock up to an aggregate of $8.0 million over approximately a 25-month period. As part of the agreement, the Company issued Fusion Capital 1,275,000 shares of common stock as a commitment fee. In connection with the execution of the common stock purchase agreement, Fusion Capital purchased 2,777,778 common shares and a four year warrant to purchase 1,388,889 shares of common stock for $0.22 per share, for an aggregate price of $500,000. The Company issued an additional 75,000 shares of common stock as a commitment fee in connection with this $500,000 purchase. If the Company’s stock price exceeds $0.15, then the amount required to be purchased may be increased under certain conditions as the price of the Company’s common stock increases. The Company cannot require Fusion Capital to purchase any shares of the Company’s common stock on any trading days that the market price of the Company’s common stock is less than $0.10 per share.

On February 14, 2008, the Company completed the sale of 881,111 shares of its common stock to institutional and other accredited investors for an aggregate purchase price of approximately $158,600. The investors received four year warrants to purchase an aggregate of 440,556 shares of our common stock at an exercise price of $0.22 per share.

On February 9, 2007, the Company completed the sale of 11,680,850 shares of DOR’s common stock to institutional investors and certain of the Company’s officers and directors for a purchase price of $5,490,000.

On January 3, 2007, in consideration for entering into an exclusive letter of intent, Sigma-Tau agreed to purchase $1,000,000 of the Company’s common stock at the market price of $0.246 per share, representing 4,065,041 shares of common stock, and contributed an additional $2 million in cash. The $2 million contribution was to be considered an advance payment to be deducted from future payments due to the Company by Sigma-Tau pursuant to any future orBec® commercialization arrangement reached between the two parties. Because of this transaction’s dilutive nature, all investors in the April 2006 private placement had their warrants repriced to $0.246. Additionally, certain shareholders in that placement who still held shares of the Company’s common stock were issued additional shares as a cost basis adjustment from $0.277 to $0.246 per share of the Company’s common stock. Neither these investors, nor any others for that matter, hold any further anti-dilution rights.  Because no agreement was reached by March 1, 2007, DOR was obligated to return the $2 million to Sigma-Tau by April 30, 2007.  On June 1, 2007, the Company returned the $2 million to Sigma Tau.

7. Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, litigation, product liability, development of new technological innovations, dependence on key personnel, protections of proprietary technology, and compliance with FDA regulations.

8. Business Segments

The Company had two active segments for the quarter ended March 31, 2008 and March 31, 2007:  BioDefense and BioTherapeutics.  Summary data:

	March 31,
	2008		2007
Net Revenues
BioDefense		$677,640		$235,171
Total		$677,640		$235,171

Loss from Operations
BioDefense	$	(96,390)		$33,678
BioTherapeutics		(406,763)		(698,008)
Corporate		(872,874)		(1,561,704)
Total	$	(1,376,027)	$	(2,226,034)

Identifiable Assets
BioDefense		$864,161		$908,726
BioTherapeutics		562,551		398,866
Corporate		1,955,178		7,309,034
Total		$3,381,890		$8,616,626

Amortization and Depreciation Expense
BioDefense		$19,635		$18,804
BioTherapeutics		12,997		4,105
Corporate		1,452		1,609
Total		$34,084		$24,518

Interest Income
Corporate		$20,036		$62,247
Total		$20,036		$62,247

Stock Option Compensation
BioDefense		$19,517		$14,680
BioTherapeutic		20,066		41,654
Corporate		36,793		75,584
Total		$76,376		$131,918

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and the our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the safe-harbor created by that Section. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview and Strategy

We were incorporated in Delaware in 1987. We are a late-stage research and development biopharmaceutical company focused on the development of oral therapeutic products intended for areas of unmet medical need and biodefense vaccines. On September 21, 2006, we filed a new drug application (“NDA”) for our lead product orBec® (oral beclomethasone dipropionate) with the FDA for the treatment of GI GVHD. On November 3, 2006, we also filed a Marketing Authorization Application (“MAA”) with the European Central Authority, European Medicines Evaluation Agency (the “EMEA”) for orBec®, which is currently under review. We anticipate receiving the EMEA’s official opinion regarding our MAA in the first half of 2008.

On October 18, 2007, we received a not approvable letter from the U.S. Food and Drug Administration (the “FDA”) in response to our NDA for orBec® (oral beclomethasone dipropionate) for the treatment of GI GVHD. In the letter, the FDA requested additional clinical trial data to demonstrate the safety and efficacy of orBec®.  The FDA also requested nonclinical and chemistry, manufacturing and controls information as part of the not approvable letter. On October 19, 2007, we requested an end of review conference with the FDA to further understand the letter and gain clarity as to the next steps. On December 7, 2007, we announced the following guidance from that meeting: (1) a single, confirmatory, Phase 3 clinical trial could provide sufficient evidence of efficacy provided that it is well designed, well executed and provides clinically and statistically meaningful findings; (2) we anticipate working quickly with the FDA to finalize the design of the confirmatory trial under the Agency’s special protocol assessment process; (3) the FDA would be agreeable to reviewing a plan for a Treatment IND as long as it does not interfere with patient accrual in a confirmatory trial, such as potentially enrolling patients that would not be eligible for the Phase 3 study. Once we have agreement on the confirmatory protocol with the FDA, we expect to begin enrollment in the new confirmatory Phase 3 clinical program for the treatment of GI GVHD in the second half of 2008.

We maintain two active segments: BioTherapeutics and BioDefense.  Our business strategy is to: (a) work with the FDA on the design of new clinical trials in GI GVHD; (b) seek a development and marketing partner for orBec® for territories both inside and outside of the U.S.; (c) prepare for the potential marketing approval of orBec by the EMEA; (d) conduct a prophylactic use clinical trial of orBec® for the prevention of GI GVHD; (e) evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract such as radiation enteritis and Crohn’s disease; (f) reinitiate development including manufacturing of LPMTM-Leuprolide; (g) secure additional government funding for each of our biodefense programs, RiVaxTM, BT-VACCTM, and our new anthrax vaccine, through grants, contracts, and procurements; (h) explore acquisition strategies under which the Company may be acquired by another company with oncologic or gastrointestinal symmetry; (i) convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area; and (j) acquire or in-license new clinical-stage compounds for development.

BioTherapeutics Overview

Through our BioTherapeutics Division, we are in the process of developing oral therapeutic products to treat unmet medical needs. Our lead product, orBec®, has been evaluated in a randomized, multi-center, double-blind, placebo-controlled pivotal Phase 3 clinical trial for the treatment of GI GVHD, a serious and life-threatening gastrointestinal inflammation associated with allogeneic hematopoietic cell transplantation (“HCT”). While orBec® did not achieve statistical significance in time to treatment failure through Day 50 (p-value 0.1177), the primary endpoint of its pivotal Phase 3 trial, there was a positive trend observed and it did achieve statistical significance in other key outcomes such as median time to treatment failure through Day 80 (p-value 0.0226). Most importantly, it demonstrated a statistically significant survival advantage in comparison to placebo at 200 days post-transplantation (p-value 0.0139) and at one year post-randomization (p-value 0.04).

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

On February 15, 2008, we announced that we entered into a Letter of Intent with BL&H Co. Ltd. (“BL&H”), a specialty pharmaceutical company based in Seoul, Korea, pursuant to which BL&H will act as our Sponsor with regard to the administration of a Named Patient Program (“NPP”) for orBec® to patients suffering from acute GI GVHD in South Korea. The NPP is a compassionate use drug supply program administered by the Korea Orphan Drug Center (the “KODC”) under which medical practitioners can legally supply investigational drugs to their patients who qualify. Under this program, investigational drugs can be administered through the KODC to patients who are suffering from serious illnesses until the drug is approved by the Korea Food & Drug Administration. BL&H and our Company will share revenues generated by sales of orBec® through the NPP. We will manufacture and supply orBec® to BL&H, while BL&H will be responsible for all distribution costs in South Korea. We expect to receive modest revenues from these programs in the second half of 2008.

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

On July 12, 2007, we announced that patient enrollment commenced in a randomized, double blind, placebo-controlled, Phase 2 clinical trial of orBec® for the prevention of acute GI GVHD after allogeneic HCT with myeloablative conditioning regimens. The trial is being conducted by Paul Martin, M.D., at the FHCRC in Seattle, Washington and is being supported, in large part, by an NIH grant. We will not receive any direct monetary benefit from this grant. The Phase 2 trial will seek to enroll up to 138 (92 orBec® and 46 placebo) patients. The primary endpoint of the trial is the proportion of subjects who develop acute GVHD with severity sufficient to require systemic immunosuppressive treatment on or before day 90 after transplantation. Patients in this studywill begin dosing at the start of the conditioning regimen and continue through day 75 following HCT. Trial enrollment is expected to be completed in the first half of 2009.

In April 2007, we initiated our next pipeline development program in the biotherapeutics area: our LPM™ (Lipid Polymer Micelle) drug delivery system to enhance the intestinal absorption of water-soluble drugs/peptides which are ordinarily poorly absorbed. We recommenced preclinical formulation work on LPM™ in 2007 after a period of approximately four years. This system incorporates biocompatible lipids and polymers and is potentially useful for a wide variety of molecular structures of water-soluble drugs, particularly those based on peptides that are not readily absorbed in the GI tract. Preclinical animal pharmacokinetic (“PK”) data have demonstrated high relative bioavailability of the therapeutic peptide drug leuprolide in the 20-40% range.  Leuprolide is both a candidate drug for further development in several indications, such as prostate cancer and endometriosis as well as a prototype for development of other similar non-absorbable, but water soluble drugs. The mechanism for absorption by LPM™ is thought to involve passive uptake through the opening of paracellular channels in intestinal epithelial tissue.

BioDefense Overview

In collaboration with the University of Texas Southwest Medical Center and Thomas Jefferson University, and the President and Fellows of Harvard College we are developing vaccines to combat the threat posed by two potent biological toxins; ricin toxin and botulinum toxin. Both vaccines under development are recombinant products in bacterial hosts and both consist of nontoxic subunits of the native toxins. These subunits induce antibodies that neutralize the toxins from which they are derived.  Through exclusive licenses with the universities, we have secured important intellectual property rights related to these vaccines. Both of these are considered bioterrorism threats by the U.S. Department of Homeland Security, the National Institute of Allergy and Infectious Diseases (“NIAID”), Department of Defense (“DOD”) and Centers for Disease Control and Prevention (“CDC”). In fact, the threat of ricin toxin as a biological weapon of mass destruction has been highlighted along with anthrax in a recent Federal Bureau of Investigation Bioterror report released in November 2007, which says, “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations.” We are developing our biodefense countermeasures for potential U.S. government procurement pursuant to the Project BioShield Act of 2004, which provides incentives to industry to supply biodefense countermeasures to the Strategic National Stockpile.  To our knowledge,  we are now the only company in the world developing vaccines against the top two Bioterror threats, as recently identified by the Federal Bureau of Investigation (“FBI”).

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

On April 29, 2008, we announced the initiation of a comprehensive program to evaluate the efficacy of RiVax™, in non-human primates. This study is taking place at the Tulane University Health Sciences Center and will provide data that will further aid in the interpretation of immunogenicity data obtained in the human vaccination trials.

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

 On November 15, 2007, we announced that we entered into a Cooperative Research and Development Agreement with the Walter Reed Army Institute of Research (“WRAIR”) to provide additional means to characterize the immunogenic protein subunit component of RiVax™, our preventive vaccine against ricin toxin. The agreement will be carried out at the Division of Biochemistry at WRAIR and will encompass basic studies to reveal the underlying protein structure that is important in inducing human immune responses to ricin toxin. Ricin toxin is an easy to manufacture toxin that poses a serious threat as a bioweapon, primarily by inhalation. Some of the features that are critical to induce protective immune responses by vaccination with RiVax™ include structural determinants in the core and the surface of the protein. The purpose of the agreement is to obtain data to correlate protein structure with induction of protective immunity and long-term stability of the protein. These studies will involve comparison to structures of similar natural and recombinant proteins. RiVax™ induces antibodies that appear primarily in the blood of animals and humans. Some of these antibodies recognize determinants on the protein that are dependent on the conformation of the protein and may be involved in biological activity. Overall, antibodies in the blood are correlated to protection against exposure when the toxin enters the circulatory system or when it comes into contact with lung surfaces, where the major effects lead to severe inflammation, tissue necrosis and death. RiVax™ induces such antibodies in humans as well as other animal species. Lieutenant Colonel Charles B. Millard, Ph.D., Director of the Division of Biochemistry at WRAIR, will lead the studies to be conducted at WRAIR, which will include X-ray crystal analysis to determine the structural parameters of the RiVax™ vaccine. We will not receive any monetary benefits from this agreement. We will take part in evaluating the data that is found by WRAIR’s studies, which they are funding. If successful, this will enhance the value of our RiVax™ product and assist with continuing the progression of the program.

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

On July 18, 2007, we received notification from the FDA that the PDUFA date for the FDA's review of the NDA for orBec® was extended to October 21, 2007. The extension was the result of our July 13, 2007 provision of supplemental information to the orBec® NDA. This information was requested by the FDA at a June 13, 2007 NDA review meeting. According to FDA policy, the submission of this supplemental information was classified as a major amendment, extending the new PDUFA date for the orBec® NDA to October 21, 2007.

On October 18, 2007, we received a not approvable letter from the FDA in response to our NDA for orBec® (oral beclomethasone dipropionate) for the treatment of GI GVHD. In the letter, the FDA requested additional clinical trial data to demonstrate the safety and efficacy of orBec®.  The FDA also requested nonclinical and chemistry, manufacturing and controls information as part of the not approvable letter. On October 19, 2007, we requested an end of review conference with the FDA to further understand the letter and gain clarity as to the next steps. On December 7, 2007, we announced the following guidance from that meeting: (1) a single, confirmatory, Phase 3 clinical trial could provide sufficient evidence of efficacy provided that it is well-designed, well-executed and provides clinically and statistically meaningful findings; (2) we anticipate working quickly with the FDA to finalize the design of the confirmatory trial under the Agency’s special protocol assessment process; (3) the FDA would be agreeable to reviewing a plan for a Treatment IND as long as it does not interfere with patient accrual in a confirmatory trial, such as potentially enrolling patients that would not be eligible for the Phase 3 study. Once we have agreement on the confirmatory protocol with the FDA, we expect to begin enrollment in the new confirmatory Phase 3 clinical program for the treatment of GI GVHD in the second half of 2008.

We also filed an MAA with the EMEA on November 3, 2006, which was validated on November 28, 2006 and is currently under review. We anticipate receiving the EMEA’s official opinion regarding our MAA in the first half of 2008. We have assembled an experienced team of consultants and contractors who worked on all aspects of the NDA and MAA preparation, including data management, data analysis, and biostatistics medical writing.

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

On September 12, 2007, we announced that our academic partner, FHCRC, received a $1 million grant from the NIH to conduct preclinical studies of oral beclomethasone dipropionate (oral BDP, also the active ingredient in orBec®) for the treatment of gastrointestinal (GI) radiation injury. While we will not receive any monetary benefit from this grant, we will benefit if this study is successful as it would enhance the value of our orBec®/oralBDP program. The purpose of the studies funded by the grant, entitled "Improving Gastrointestinal Recovery after Radiation," is to evaluate the ability of three clinical-grade drugs including oral BDP, given alone or in combination, that are likely to significantly mitigate the damage to the gastrointestinal epithelium caused by exposure to high doses of radiation using a well-established dog model. The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infections that are often the primary cause of death in acute radiation injury. This type of therapy, if successful, will benefit cancer patients undergoing radiation, chemotherapy, or victims of nuclear-terrorism.

In addition to the preclinical studies in radiation exposure being conducted at FHCRC, we plan to begin a Phase 1/2 clinical trial in radiation enteritis patients in the second half of 2008.

We also plan to initiate a Phase 2 clinical trial in Chronic GVHD in the second half of 2008.  Chronic GVHD can begin anytime during or after the third month post-transplantation.  About 60 percent of patients who receive an allogeneic transplant and are alive at day 100 post-transplantation will develop chronic GVHD. Chronic GVHD can range from mild to life-threatening. Some transplantation survivors suffer from chronic GVHD for many years.

RiVax™

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

We also announced in January 2008 that we have successfully completed a two year interim analysis in the long-term stability program of the key ingredient of RiVax™.  The results of interim analysis in the formal stability program demonstrate that the immunogen component of RiVax™, a recombinant derivative of the ricin A chain, is stable under storage conditions for at least two years without loss of its natural configuration or the appearance of any detectable degradation products.  Since there is no therapeutic available to treat exposure to ricin toxin, a vaccine against ricin is considered by many to be the best way to prospectively protect certain human populations who are at risk of exposure.  Since this vaccine would presumably be added to the Strategic National Stockpile and dispensed in the case of a terrorist attack, the activity of the vaccine must be maintained over a period of years under potential stockpile storage conditions.

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

In July 2007, we announced that the Office of Orphan Products Development ("OOPD") of the FDA has awarded a development grant for the further clinical evaluation of RiVaxTM. The grant was awarded to the University of Texas Southwestern Medical Center to further the development of RiVaxTM. We will not receive any monetary benefits from this grant; however, the successful completion of this work will enhance the value of our RiVaxTM program and continue to move it forward. The principal investigator for the project is Dr. Vitetta, Director of the Cancer Immunobiology Center at the University of Texas Southwestern. The award totals approximately $940,000 for three years and is to be used for the evaluation of an adjuvant for use with the vaccine. Typically, awards made by the OOPD are to support clinical trials for development of products that address rare diseases or medicines that would be used in numerically small populations. We have recently initiated a non-human primate study and endeavor to begin a human clinical trial with RiVaxTM in the first half of 2008.

We believe that RiVaxTM is at a sufficiently advanced state of development for the awarding of further development contracts from other agencies and branches of the government. For example, in 2006, the Department of Health and Human Services created a separate agency, BioDefense Advanced Research and Development Authority (BARDA), within the Office of the Assistant Secretary for Preparedness and Response in the Department of Health and Human Services. BARDA manages Project BioShield to procure countermeasures and vaccines and is the agency now responsible for advanced development of medical countermeasures for chemical, biological, radiological, and nuclear agents. The purpose of BARDA is to take over where NIH has left off in the transition from research and development to advanced development and clinical testing. In addition, BARDA is responsible for establishing priorities for civilian biodefense. BARDA has placed a priority on stability and a rapid onset of immunity in no more than two vaccine doses as the stability and efficacy targets for vaccines under development for both category A and category B vaccines. BARDA has recently issued an RFP, entitled “Biodefense Vaccine Enhancement,” to which we have submitted an application for RiVaxTM. We expect to continue to respond to RFPs that may arise within BARDA and other branches of the government.

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

We expect to validate the LPM platform technology using leuprolide as the target peptide. We intend to perform a Phase 1 PK study with a version of LPM that prolongs the absorption of leuprolide and results in high relative bioavailability. An oral version of leuprolide may also provide a significant advantage over the currently marketed “depot” formulations. Leuprolide is one of the most widely used anti-cancer agents for advanced prostate cancer in men.  Injectable forms of leuprolide marketed under trade names such as Lupron® and Eligard® had worldwide sales of approximately $1.8 billion in 2006. Injectable leuprolide is also widely used in non-cancer indications, such as endometriosis in women (a common condition in which cells normally found in the uterus become implanted in other areas of the body), uterine fibroids in women (noncancerous growths in the uterus) and central precocious puberty in children (a condition causing children to enter puberty too soon). Leuprolide is currently available only in injectable, injectable depot and subcutaneous implant routes of delivery which limits its use and utility.

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

We capitalize intangible assets that have alternative future uses. This is common practice in the pharmaceutical development industry. Of our intangible asset balance, our purchase of the RiVaxTM vaccine license from the University of Texas Southwestern Medical Center for $462,234 was for up-front license costs. We capitalize license costs because they have alternative future use as referred to in paragraph 11 c. of SFAS No.2. We believe that both of these intangible assets purchased have alternative future uses.

We capitalize legal costs associated with the protection and maintenance of our patents. As a development stage company with drug and vaccine products in an often lengthy basic and clinical research process, we believe that patent rights are one of our most valuable assets. Patents and patent applications are a key currency of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industrial partners. These rights can also be sold or sub-licensed as part of our strategy to partner our products at each stage of development. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. Therefore, our policy is to capitalize these costs and amortize them over the remaining useful life of the patents. We capitalize intangible assets alternative future use as referred to in SFAS No.142 and in paragraph 11 c. of SFAS No. 2.

We capitalized $41,481 in patent related costs during the quarter ended March 31, 2008.  This amount is represented in the cash flow statements, in the section for investing activities presented in the financial statements. On the balance sheet as of March 31, 2008 and December 31, 2007, these amounts are presented on the line intangible assets, net in the amount of $1,331,089 and $1,320,787, respectively.

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

Material Changes in Results of Operations

We are a research and development company. The first quarter 2008 revenues and associated expenses were from NIH Grants awarded in September 2004 and September 2006. The NIH grants are associated with our ricin and botulinum vaccines.

For the three months ended March 31, 2008, we had grant revenues of $677,640 as compared to $235,171 in the three months ended March 31, 2007, an increase of $442,469, or 188%. During the first quarter of 2008 we executed certain milestones with our subcontractors and made drawdowns from our NIH grants. We also incurred expenses related to that revenue in the three months ended March 31, 2008 and 2007 of $529,179 and $78,071, respectively, an increase of $451,108, or 578%.  These costs relate to payments made to subcontractors and universities in connection with the grants.

Although we have a gross profit, it is a result of the increase in the NIH award for a more comprehensive facilities and administrative rate or overhead rate (“F&A rate”) and the FDA grant. The gross profit for the three months ended March 31, 2008 was $148,461 as compared to $157,100 in the three months ended March 31, 2007 a decrease of $8,639, or 5%. This was due to the decreased grant revenues in the quarter ended 2007 that were eligible for the F&A rate.

Research and development spending decreased by $442,757, or 42%, to $600,001, for the quarter ended March 31, 2008 as compared to $1,042,758 for the corresponding period ended March 31, 2007. During the first quarter of 2008, we incurred expenses for FDA and European regulatory matters as well as for clinical preparation for orBec®,  and LPM formulation work. The majority of research and development expenses in 2007 were related to preparation of FDA and European regulatory matters.

General and administrative expenses decreased $360,347, or 30%, to $848,111 for the three months ended March 31, 2008, as compared to $1,042,758 for the corresponding period ended March 31, 2007. The decrease was primarily due to the dilution expense taken in the first quarter of 2007 for stock issued to investors from the April 2006 PIPE in the amount of $308,743. Also the decrease was due to a reduction in employee expenses and expenses for public and investor relations of approximately, $200,000. During the first quarter of 2008, commitment shares were issued and an expense of $270,000 was recorded as a result of the Fusion Capital equity transaction.

Stock based compensation expenses for research and development decreased $16,751, or 30%, to $39,583 for the three months ended March 31, 2008, as compared to $56,334 for the corresponding period ended March 31, 2007.

Stock based compensation expenses for general and administrative decreased $38,791, or 51%, to $36,793 for the three months ended March 31, 2008, as compared to $75,584 for the corresponding period ended March 31, 2007.

Interest income for the three months ended March 31, 2008 was $20,036 as compared to $62,247 for the three months ended March 31, 2007, representing a decrease of $42,211 or 68%. This decrease is due to lower cash balance in 2008 as compared to 2007.

Interest expense for the three months ended March 31, 2008 was $180 as compared to $413 for the three months ended March 31, 2007, a decrease of $233 or 56%. This decrease was the result of lower balances that were short-term financed for insurance premiums due and therefore less interest was accrued and paid.

For the three months ended March 31, 2008, we had a net loss of $1,356,171 as compared to a net loss of $2,164,200 for the three months ended March 31, 2007, a decrease of $808,029, or 37%. This decrease is primarily attributed to lower research and development costs, lower public and investor relation expenses, a reduction in employee expenses, and the dilution expense taken for stock issued to investors from the April 2006 PIPE in the amount of $308,743 in 2007.

Financial Condition

Cash and Working Capital

As of March 31, 2008, we had cash of $1,880,860 as compared to $2,220,128 as of December 31, 2007. As of May 1, 2008 we had cash of approximately $1,700,000. As of March 31, 2008, we had working capital of $922,832 as compared to working capital of $1,243,638 as of December 31, 2007, representing a decrease of $320,806.  For the three months ended March 31, 2008, our cash used in operating activities was approximately $1,000,000, compared to $2,400,000 for the corresponding period ended March 31, 2007.

If we are not able to access the Fusion Capital facility, we believe our cash will only be sufficient to sustain reduced operations into the first quarter of 2009. Unless a significant amount of cash comes in from Fusion or any other partnering/financing we may be unable to begin the Phase 3 clinical trial for orBec® for the treatment of GI GVHD. We need to seek additional capital. We will seek additional capital in the private and/or public equity markets to continue our operations, to respond to competitive pressures, to develop new products and services and to support new strategic partnerships.  We may obtain capital pursuant to one or more corporate partnerships relating to orBec®. If we obtain additional funds through the issuance of equity or equity-linked securities, shareholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. The terms of any debt financing may contain restrictive covenants which may limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms or at all. If we are unable to obtain such financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities, respond to competitive pressures or continue our operations.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.  Even if we are able to access the full $8.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Expenditures

Under existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our expenditures for the next 12 months to be approximately $3,300,000, not inclusive of BioDefense programs, or programs covered under existing NIH or orphan grants, and not including a new confirmatory Phase 3 clinical trial for orBec® for the treatment of GI GVHD.  We anticipate grant revenues in the next 12 months to offset research and development expenses for the development of our ricin toxin vaccine and botulinum toxin vaccine in the amount of approximately $2,800,000 with $800,000 contributing towards our overhead expenses.

The table below details our costs by program for the three months ended March 31:

	2008	2007
Program - Research & Development Expenses
orBec®	$ 351,675	$ 730,144
RiVax™	120,287	158,323
BT-VACC™	60,261	141,491
Oraprine™	3,000	1,700
LPMTM-Leuprolide	64,778	11,100
Research & Development Expense	$ 600,001	$ 1,042,758

Program - Reimbursed under Grants
RiVax™	515,190	66,168
BT-VACC™	13,989	11,903
Reimbursed under Grant	$ 529,179	$ 78,071

TOTAL	$ 1,129,180	$ 1,120,829

Income Taxes

Deferred tax assets:

	March 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carry forwards	$ 25,000,000	$25,000,000
Orphan drug and research and development credit carry forwards	1,800,000	2,000,000
Other	3,000,000	3,000,000
Total	29,800,000	30,000,000
Valuation allowance	(29,800,000)	(30,000,000)
Net deferred tax assets	$ -	$ -

At December 31, 2007, the Company had net operating loss carry forwards of approximately $73,000,000 for Federal and state tax purposes, which are currently expiring each year until 2026.

The following is the approximate amount of the Company’s tax credits and net operating losses that expire over the next five years:

2008	$ 910,000
2009	1,330,000
2010	1,410,000
2011	870,000
2012	3,870,000

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended March 31, 2008 and December 31, 2007 was as follows:

	2008	2007

Income tax loss at federal statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(4.00)	(4.29)
Permanent differences, principally purchased in-process research and development	-	-
Valuation allowance	38.00	38.29
Provision for income taxes (benefit)	- %	- %

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

Leases

The following summarizes our contractual obligations at March 31, 2008, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligation	Year 2008	Year 2009	Year 2010
Non-cancelable obligation (1)(2)	$ 41,000	$ 4,500	4,500
TOTALS	$ 41,000	$ 4,500	$ 4,500

(1)	On October 1, 2007, we signed a one year lease to occupy office space in Ewing, New Jersey.

(2)	On April 24, 2008, we signed a three year lease for a copier.

ITEM 3 -_QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

ITEM 4 -_CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we issued 218,942 shares of our common stock to four persons for consulting services and two employees as severance payments.  The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the consultants and employees have knowledge of all material information relating to our company.

ITEM 5 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           DOR BIOPHARMA, INC.

Signature	Title	Date
/s/ Christopher J. Schaber Christopher J. Schaber	Director, President and Chief Executive Officer (Principal Executive Officer)	May 15, 2008
/s/ Evan Myrianthopoulos Evan Myrianthopoulos	Director, Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.