Form 10-Q
period 2008-09-30
DOR BIOPHARMA INC
filed 2008-11-14
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2008

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
     Yes ☐ No ☒

At November 4, 2008, 101,805,497 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOR BioPharma, Inc.
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets Current assets:
Cash	$686,216	$2,220,128
Accounts receivable	204,655	97,845
Inventory, net	83,182	-
Prepaid expenses	128,630	119,178
Total current assets	1,102,683	2,437,151

Office and laboratory equipment, net	21,896	25,941
Intangible assets, net	1,412,278	1,320,787
Total assets	$2,536,857	$3,783,879

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,361,360	$847,610
Accrued compensation	279,320	345,903
Total current liabilities	1,640,680	1,193,513

Shareholders’ equity:
Common stock, $.001 par value. Authorized 250,000,000
shares; 101,805,497 and 94,996,547, respectively issued and outstanding	101,805	94,996
Additional paid-in capital	102,793,670	101,391,090
Accumulated deficit	(101,999,298)	(98,895,720)

Total shareholders’ equity	896,177	2,590,366

Total liabilities and shareholders’ equity	$2,536,857	3,783,879

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the three months ended September 30,
(Unaudited)

	2008	2007

Revenues	$605,736	$429,445
Cost of revenues	(538,182)	(301,672)
Gross profit	67,554	127,773

Operating expenses:
Research and development	60,238	591,668
General and administrative	410,336	509,133
Stock based compensation research and development	39,584	77,362
Stock based compensation general and administrative	36,792	206,713
Total operating expenses	546,950	1,384,876

Loss from operations	(479,396)	(1,257,103)

Other income (expense):
Interest income	5,391	10,121
Interest (expense)	(1,696)	-
Total other income (expense)	3,695	10,121

Net loss	$(475,701)	$(1,246,982)

BasicBBasic and diluted net loss per share	$(0.00)	$(0.01)

Basic Basic and diluted weighted average common shares outstanding	102,767,174	92,938,838

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the nine months ended September 30,
(Unaudited)

	2008	2007

Revenues	$1,771,620	$943,737
Cost of revenues	(1,459,206)	(669,882)
Gross profit	312,414	273,855

Operating expenses:
Research and development	1,403,841	2,611,220
General and administrative	1,812,972	2,243,212
Stock based compensation research and development	118,750	164,890
Stock based compensation general and administrative	110,378	364,423
Total operating expenses	3,445,941	5,383,745

Loss from operations	(3,133,527)	(5,109,890)

Other income (expense):
Interest income	32,248	144,062
Interest (expense)	(2,300)	(1,020)
Total other income (expense)	29,948	143,042

Net loss	$(3,103,579)	$(4,966,848)

Basic and diluted net loss per share	$(0.03)	$(0.06)

Basic and diluted weighted average common shares outstanding	100,478,733	89,389,416

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(Unaudited)

	2008	2007
Operating activities
Net loss	$(3,103,579)	$(4,966,848)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	107,804	84,475
Non-cash stock compensation	623,289	1,201,306

Change in operating assets and liabilities:
Accounts receivable	(106,810)	(83,701)
Prepaid expenses	(9,452)	(53,467)
Accounts payable	514,452	(1,064,096)
Inventory	(83,182)	-
Accrued compensation	(67,784)	(271,102)
Total adjustments	978,317	(186,585)

Net cash used by operating activities	(2,125,262)	(5,153,433)

Investing activities:
Acquisition of intangible assets	(191,350)	(294,404)
Purchase of office equipment	(3,400)	(10,182)
Net cash used by investing activities	(194,750)	(304,586)

Financing activities:
Proceeds from sale of common stock	658,600	6,235,404
Proceeds from equity line	127,500	-
Proceeds from exercise of warrants	-	1,530,763
Proceeds from exercise of stock options	-	117,000
Net cash provided by financing activities	786,100	7,883,167

Net increase (decrease) in cash and cash equivalents	(1,533,912)	2,425,148
Cash and cash equivalents at beginning of period	2,220,128	119,636
Cash and cash equivalents at end of period	$686,216	$2,544,784

Supplemental disclosure of cash flow:
Cash paid for interest	$1,696	$413
Non-cash transactions:
Non-cash stock payment to an institutional investor	$270,000	$-

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business

Basis of Presentation

These unaudited interim consolidated financial statements of the Company were prepared under the rules and regulations for reporting on Form 10-Q. Accordingly, the Company omitted some information and note disclosures normally accompanying the annual financial statements. You should read these interim financial statements and notes in conjunction with the audited consolidated financial statements and their notes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the Company’s opinion, the consolidated financial statements include all adjustments necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods. All adjustments were of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the full fiscal year.

The Company is a late stage biopharmaceutical company incorporated in 1987, focused on the development of biotherapeutic products and biodefense vaccines intended for areas of unmet medical need. DOR’s biotherapeutic business segment intends to develop orBec®, oral BDP, and other biotherapeutic products namely LPMTM-Leuprolide, for Delivery of Water-Insoluble Drugs. DOR’s biodefense business segment intends to convert its ricin toxin, botulinum toxin, and anthrax vaccine programs from early stage development to advanced development and manufacturing.

During the nine months ended September 30, 2008, the Company had two customers, the U.S. Federal Government and Orphan Australia Pty Ltd. (“Orphan Australia”), a specialty pharmaceutical company based in Melbourne, Australia, through a Named Patient Access Program (NPAP) for orBec®.  Revenues from the U.S. Federal Government were generated from three active grants. As of September 30, 2008 outstanding receivables were from the U.S. Federal Government, National Institute of Health and The U.S. Food and Drug Administration and Orphan Australia.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include DOR BioPharma, Inc., (“DOR” or the “Company”) and its wholly owned subsidiaries (“DOR” or the “Company”). All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment.

Accounts Receivable

Receivables consist of unbilled amounts due from grants from the National Institute of Health of the U.S. Federal Government and from Orphan Australia. The amounts were billed in the month subsequent to period end. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established. If accounts become uncollectible, they are charged to operations.

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

The Company did not record an impairment of intangible assets for either the three or nine months ended September 30, 2008 or 2007.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials. The Company records an allowance as needed for excess inventory. For the three months ended September 30, 2008 an allowance of $100,000 was provided. This allowance will be evaluated on a quarterly basis and adjustments will be made as required. All inventory for this period is finished goods and consists of orBec® treatments.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s financial instruments, which include grants receivable and current liabilities, are considered to be representative of their respective fair values.

Revenue Recognition

The Company’s revenues are from government grants and NPAP sales of orBec® from Orphan Australia. The revenue from government grants are based upon subcontractor costs and internal costs covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. Revenues are recognized when expenses have been incurred by subcontractors or when DOR incurs internal expenses that are related to the grant. The revenues from the NPAP sales of orBec® are recognized when the product is shipped.

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

The Company adopted SFAS No. 123R using the “modified prospective application” and therefore, financial statements from periods ending prior to January 1, 2006 have not been restated. The Company’s net loss for the three months ended September 30, 2008 and 2007 pertaining to share-based compensation was $76,376 and $284,075 respectively; higher than if it had continued to account for share-based compensation under APB No. 25. For the nine months ended September 30, 2008 and 2007, the net loss was higher by $229,128 and $529,313 respectively. For the three months ended September 30, 2008, $39,584 of the $76,376 was for Research and Development personnel and $36,792 was for General and Administrative personnel.  For the same period in 2007, $77,362 of the $284,075 was for Research and Development personnel and $206,713 was for General and Administrative personnel.  For the nine months ended September 30, 2008, $118,750 of the $229,128 was for Research and Development personnel and the other $110,378 was for General and Administrative personnel. For the same period in 2007, $164,890 of the $529,313 was for Research and Development personnel and the other $364,423 was for General and Administrative personnel. Stock based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At September 30, 2008, the total compensation cost for stock options not yet recognized was approximately $380,000.

The fair value of each option grant at the three and nine months ended September 30, 2008 and September 30, 2007 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods. The Company did not award any stock options for the three and nine months ended September 30, 2008 while 2,925,000 and 3,375,000 stock options were granted during the three and nine months ended September 30, 2007 respectively. The weighted average fair value of options granted with an exercise price equal to the fair market value of the stock was $0.18 and $0.19 for the three and nine months ended September 30, 2007, respectively.

The fair value of options in accordance with SFAS 123 was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: dividend yield 0%, expected life of four years, volatility of 99% and 100% in 2008 and 2007, respectively, and average risk-free interest rates of 3.9% and 4.5% in 2008 and 2007, respectively.

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

As stock options are exercised, common stock share certificates are issued via electronic transfer or physical share certificates by the Company’s transfer agent. Upon exercise, shares are issued from the 2005 stock option plan and increase the number of shares the Company has outstanding.

Shares repurchased

The Company from time to time evaluates whether to repurchase existing common stock shares in the marketplace. This repurchased stock would be reflected as Treasury Stock. The Company has not repurchased any shares during 2008.  At this time we have no plans to repurchase the Company stock.

Income Taxes

The Company files a consolidated federal income tax return and utilizing asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2008 due to the net operating losses incurred by the Company since its inception.

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

3. Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  At September 30, 2008, the Company had a working capital deficit of $537,997 and a net loss of $3,103,579 for the nine months ended September 30, 2008. The Company also expects to sustain substantial losses over the next twelve months. Since its inception in 1987, the Company has incurred significant and recurring operating losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern.  The Company’s ability to continue its operations is dependent upon its ability to raise sufficient capital.

Management’s plan is as follows:

•	The Company is and will continue to seek capital in the private and/or public equity markets to continue its operations.
•	The Company has implemented an austerity budget plan including suspension of its programs not supported by grant funding, reduction of office personnel, and reduction in overhead expenses.
•	The Company will also seek capital through licensing of orBec®.
•	The Company is continuing to seek grant funds and to respond to requests for proposals from governmental sources.
•	The Company has and will utilize Names Patient Sales wherever possible in countries outside the United States to generate revenues from orBec®.
•	The Company is exploring outlicensing opportunities for LPM-Leuprolide and BioDefense programs in the United States and in Europe.
•	The Company has engaged investment bankers to assist in exploring merger and acquisition opportunities.

There is no assurance that the Company will be able to successfully implement its plan or will be able to generate positive cash flows from either operations, partnerships, or from equity financings.

4. Accounts Receivable

In the third quarter of 2008, the Company recorded grant revenues from its three U.S. Government Grants in the amount of $565,118 and $40,618 from Orphan Australia for NPAP sales of orBec®. For the nine months ended September 30, 2008, recorded revenues were $1,771,620. Outstanding receivables at quarter end were $204,655. The receivables from the U.S. Government Grants and Orphan Australia have since been collected.

5. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
September 30, 2008
Licenses	12.2	$ 462,234	$ 136,128	$ 326,106
Patents	9.2	1,824,839	738,667	1,086,172
Total	9.8	$ 2,287,073	$ 874,795	$ 1,412,278
December 31, 2007
Licenses	12.7	$ 462,234	$ 115,681	$ 346,553
Patents	9.7	1,633,490	659,256	974,234
Total	10.4	$ 2,095,724	$ 774,937	$ 1,320,787

Amortization expense was $35,437 and $27,000 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense was $99,859 and $75,300 for nine months ended September 30, 2008 and 2007, respectively.

Based on the balance of licenses and patents at September 30, 2008, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Year	Amortization Amount
2008	$ 140,000
2009	140,000
2010	140,000
2011	142,000
2012	145,000

License fees and royalty payments are expensed annually.

6. Inventory

In the third quarter of 2008, the Company recorded inventory. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials and overhead. Inventory consists of finished goods. For the nine month period ended September 30, 2008, the Company had $83,182 in inventory, as compared to $0 for the same period ended September 30, 2007. For the three month period ended September 30, 2008 the Company also recorded an allowance for excess inventory of $100,000.

7. Income Taxes

	September 30, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carry forwards	$ 27,400,000	$25,000,000
Orphan drug and research and development credit carry forwards	1,800,000	2,000,000
Other	3,000,000	3,000,000
Total	32,200,000	30,000,000
Valuation allowance	(32,200,000)	(30,000,000)
Net deferred tax assets	$ -	$ -

At December 31, 2007, the Company had net operating loss carry forwards of approximately $73,000,000 for Federal and state tax purposes, portions of which are currently expiring each year until 2026.

The following is the approximate amount of the Company’s tax credits and net operating loss carryforwards that expire over the next five years:

Year	Net Operating Loss Carryforwards
2008	$ 910,000
2009	1,330,000
2010	1,410,000
2011	870,000
2012	3,870,000

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2008 and 2007:

	2008		2007
Federal and State Stautory Tax Rates
Income tax loss at federal statutory rate	(34.00	) %	(34.00	) %
State taxes, net of federal benefit	(4.00)		(4.29)
Valuation allowance	38.00		38.29
Provision for income taxes (benefit)	-%		-%

Due to the move of the corporate offices to New Jersey, the Florida net operating loss carryforward is suspended.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to income tax assessment for years before 2004. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and state authorities for purposes of determining the amount of net operating loss carryforward to reduce taxable income generated in a given tax year.

8. Shareholders’ Equity

During the three months ended September 30, 2008, the Company issued 26,516 shares of common stock as payment to vendors for consulting services. An expense of $3,500 was recorded which approximated the shares’ fair market value on the date of issuance, respectively. During the three months ended September 30, 2008 the Company also issued 469,813 shares of common stock under its existing Fusion Capital Equity facility. The Company received $52,500 in proceeds and recorded $896 expense for the pro-rated commitment share expense which approximated the shares’ fair market value on the date of issuance. During the nine months ended September 30, 2008, the Company issued 544,543 and 168,309 shares of common stock as payment to vendors for consulting services and as compensation and severance for employees, respectively. An expense of $95,812 and $25,864 was recorded which approximated the shares’ fair market value on the date of issuance, respectively.

During the nine month period ended September 30, 2007, the Company issued 815,357 shares of common stock as payment to vendors for consulting services. An expense of $327,000 was recorded which approximated the shares’ fair market value on the date of issuance. These shares of common stock were included in the Company’s Form SB-2 Registration Statement filed with the SEC on March 9, 2007. Also during the nine months ended September 30, 2007, 6,208,287 warrants were exercised to purchase shares of common stock which provided proceeds of $1,530,763, 260,000 stock options were exercised to purchase shares of common stock which provided proceeds of $117,000, and 116,055 common stock shares were issued to employees as payment for payroll in lieu of cash in the amount of $36,250.

On February 14, 2008, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). The Fusion Capital facility allows the Company to require Fusion Capital to purchase between $20,000 and $1.0 million every two business days, of the Company’s common stock up to an aggregate of $8.0 million over approximately a 25-month period depending on certain conditions. As part of the agreement, the Company issued Fusion Capital 1,275,000 shares of common stock as a commitment fee. In connection with the execution of the common stock purchase agreement, Fusion Capital purchased 2,777,778 common shares and a four year warrant to purchase 1,388,889 shares of common stock for $0.22 per share, for an aggregate price of $500,000. The Company issued an additional 75,000 shares of common stock as a commitment fee in connection with this $500,000 purchase. If the Company’s stock price exceeds $0.15, then the amount required to be purchased may be increased under certain conditions as the price of the Company’s common stock increases. The Company cannot require Fusion Capital to purchase any shares of the Company’s common stock on any trading days that the market price of the Company’s common stock is less than $0.10 per share. At this time the Company is unable to draw on Fusion because the Company’s stock price is near or below $0.10 per share.

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

10. Business Segments

The Company had two active segments for the three and nine months ended September 30, 2008 and 2007, respectively:  BioDefense and BioTherapeutics.  Summary data:

FOR THE THREE MONTHS ENDED
	September 30,
	2008	2007
Net Revenues
BioDefense	$565,118	$429,445
BioTherapeutics	40,618	-
Total	$605,736	$429,445

Loss from Operations
BioDefense	$23,403	$25,676
BioTherapeutics	(305,920)	(581,363)
Corporate	(196,879)	(701,416)
Total	$(479,396)	$(1,257,103)

Identifiable Assets
BioDefense	$962,575	$984,286
BioTherapeutics	584,358	511,690
Corporate	989,924	2,693,135
Total	$2,536,857	$4,189,111

Amortization and Depreciation Expense
BioDefense	$17,462	$31,062
BioTherapeutics	14,679	3,462
Corporate	1,159	1,525
Total	$33,300	$36,049

Interest Income
Corporate	$5,391	$10,121
Total	$5,391	$10,121

Stock Option Compensation
BioDefense	$19,517	$34,027
BioTherapeutic	20,067	43,335
Corporate	36,792	206,713
Total	$76,376	$284,075

FOR THE NINE MONTHS ENDED
	September 30,
	2008	2007
Net Revenues
BioDefense	$1,731,002	$943,737
BioTherapeutics	40,618	-
Total	$1,771,620	$943,737

Loss from Operations
BioDefense	$(151,938)	$(51,010)
BioTherapeutics	(1,353,831)	(2,276,555)
Corporate	(1,627,758)	(2,782,325)
Total	$(3,133,527)	$(5,109,890)

Amortization and Depreciation Expense
BioDefense	$61,160	$68,293
BioTherapeutics	42,671	11,593
Corporate	3,973	4,587
Total	$107,804	$84,473

Interest Income
Corporate	$32,248	$144,062
Total	$32,248	$144,062

Stock Option Compensation
BioDefense	$58,550	$63,387
BioTherapeutic	60,200	101,503
Corporate	110,378	364,423
Total	$229,128	$529,313

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS
The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and the our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview and Strategy

We were incorporated in Delaware in 1987. We are a late-stage research and development biopharmaceutical company focused on the development of oral therapeutic products intended for areas of unmet medical need and biodefense vaccines.

We maintain two active business segments: BioTherapeutics and BioDefense.  Our business strategy is to (a) work with the FDA on the design of a confirmatory Phase 3 clinical trial in GI GVHD; (b) make orBec® available worldwide through named patient access programs for the treatment of GI GVHD; (c) explore acquisition strategies under which the Company may be acquired by another company with oncologic or GI symmetry; (d) identify a development and marketing partner for orBec® for territories both inside and outside of the US; (e) conduct a Phase 2 clinical trial of orBec® for the prevention of GVHD; (f) evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as radiation enteritis, radiation injury and Crohn’s disease; (g) reinitiate development and manufacturing of its other biotherapeutics products, namely LPMTM Leuprolide; (h) continue to secure additional government funding for each of its biodefense programs, RiVaxTM and BT-VACCTM, through grants, contracts and procurements; (i) convert its biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area; and (i) acquire or in-license new clinical-stage compounds for development.

On October 18, 2007, we received a not approvable letter from the FDA in response to our NDA for orBec® (oral beclomethasone dipropionate) for the treatment of GI GVHD. In the letter, the FDA requested additional clinical trial data to demonstrate the safety and efficacy of orBec®.  The FDA also requested nonclinical and chemistry, manufacturing and controls information as part of the not approvable letter. On October 19, 2007, we requested an end of review conference with the FDA to further understand the letter and gain clarity as to the next steps. On December 7, 2007, we announced FDA guidance from that meeting in which a single, confirmatory, Phase 3 clinical trial could provide sufficient evidence of efficacy provided that it is well designed, well executed and provides clinically and statistically meaningful findings, and that the FDA would be agreeable to reviewing a plan for a Treatment IND as long as it does not interfere with patient accrual in a confirmatory trial, such as potentially enrolling patients that would not be eligible for the Phase 3 study.

Based on the data from Phase 2 and 3 studies, on September 21, 2006, we filed a new drug application (“NDA”) for our lead product orBec® (oral beclomethasone dipropionate) with the U.S. Food and Drug Administration (the “FDA”) for the treatment of GI GVHD.

On November 3, 2006, we also filed a Marketing Authorization Application (“MAA”) for orBec® with the European Central Authority, European Medicines Evaluation Agency (the “EMEA”). In May 2008, we voluntarily withdrew the MAA that was being reviewed by EMEA. We reached this decision after consultation with the EMEA and determining that confirmatory evidence of clinical efficacy will be required for approval.  This is consistent with the request made by the FDA. The withdrawal of an MAA application does not prejudice the possibility of making a new application at a later stage.

We are currently working with our Medical Advisory Board  made up of clinical/statistical experts to finalize the design of the confirmatory Phase 3 clinical study evaluating orBec® for the treatment of acute GI GVHD that will support marketing applications in both the US and the European Union. At a recent meeting with the FDA, we reached agreement on all key study design components including maintenance of the proposed primary endpoint, “treatment failure rate at Day 80.”  This endpoint was successfully measured as a secondary endpoint (p= 0.005) in the prior Phase 3 study as a key measure of durability following a 50-day course of treatment with orBec® (i.e., 30 days following cessation of treatment). Once we have final agreement on the confirmatory phase 3 protocol with the FDA, we expect to begin enrollment in the new confirmatory Phase 3 clinical program for the treatment of GI GVHD in the first half of 2009. Completion of this clinical trial will require further funding from financings or partnerships.

During 2008, we entered collaborative agreements for Named Patient Access Programs (“NPAP”). We have established NPAPs in Europe, Australia, Canada, Latin America, New Zealand, South Korea, South Africa and the ASEAN member nations.  We have begun booking sales from orBec® shipments pursuant these programs in Australia.  These programs have the potential to generate meaningful revenues.

BioTherapeutics Overview

Through our BioTherapeutics Division, we are developing oral therapeutic products to treat unmet medical needs. Our lead product, orBec®, has been evaluated in a randomized, multi-center, double-blind, placebo-controlled pivotal Phase 3 clinical trial for the treatment of GI GVHD, a serious and life-threatening gastrointestinal inflammation associated with allogeneic hematopoietic cell transplantation (“HCT”). While orBec® did not achieve statistical significance in time to treatment failure through Day 50 (p-value 0.1177), the primary endpoint of its pivotal Phase 3 trial, there was a positive trend observed and it did achieve statistical significance in other key outcomes such as median time to treatment failure through Day 80 (p-value 0.0226) and treatment failure rate at Day 80 (p-value 0.005).   Most importantly, orBec® demonstrated a statistically significant survival advantage in comparison to placebo at 200 days post-transplantation (p-value 0.0139) and at one year post-randomization (p-value 0.04).

Based on the data from Phase 2 and 3 studies, on September 21, 2006, we filed a new drug application (“NDA”) for our lead product orBec® (oral beclomethasone dipropionate) with the U.S. Food and Drug Administration (the “FDA”) for the treatment of GI GVHD. On November 3, 2006, we also filed a Marketing Authorization Application (“MAA”) for orBec® with the European Central Authority, European Medicines Evaluation Agency (the “EMEA”). This study did not achieve statistical significance in its primary endpoint, but had demonstrated a clinically meaningful benefit in a number of other key secondary measures, including survival.  On October 18, 2007, we received a not approvable letter from the FDA in response to our NDA for orBec® (oral beclomethasone dipropionate) for the treatment of GI GVHD. In the letter, the FDA requested additional clinical trial data to demonstrate the safety and efficacy of orBec®.  The FDA also requested nonclinical and chemistry, manufacturing and controls information as part of the not approvable letter. On October 19, 2007, we requested an end of review conference with the FDA to further understand the letter and gain clarity as to the next steps. On December 7, 2007, we announced FDA guidance from that meeting in which a single, confirmatory, Phase 3 clinical trial could provide sufficient evidence of efficacy provided that it is well designed, well executed and provides clinically and statistically meaningful findings, and that the FDA would be agreeable to reviewing a plan for a Treatment IND as long as it does not interfere with patient accrual in a confirmatory trial, such as potentially enrolling patients that would not be eligible for the Phase 3 study. In May 2008, we voluntarily withdrew the MAA that was being reviewed by EMEA. We reached this decision after consultation with the EMEA and determining that confirmatory evidence of clinical efficacy will be required for approval.  This is consistent with the request made by the FDA. The withdrawal of an MAA application does not prejudice the possibility of making a new application at a later stage.

On October 10, 2008, we announced that we reached agreement with the FDA on all key study design components of our upcoming confirmatory Phase 3 study evaluating orBec® for the treatment of acute GI GVHD including maintenance of the proposed primary endpoint, “treatment failure rate at Day 80.”  This endpoint was successfully measured as a secondary endpoint (p= 0.005) in the prior Phase 3 study as a key measure of durability following a 50-day course of treatment with orBec® (i.e., 30 days following cessation of treatment).
On June 30, 2008, we announced that we had entered into a collaboration with Numoda Corporation (“Numoda”), for the execution of our upcoming confirmatory, Phase 3 clinical trial of orBec®.  Collaborating with Numoda will allow us to take advantage of a comprehensive scope of services including using their robust industry benchmarking capabilities to develop an accurate operational and financial plan including the use of an extensive and proprietary management and oversight capabilities process. Most importantly, Numoda’s highly accelerated and efficient data lock at the end of the clinical trial expedites completion of the study while also increasing quality. Barring any unforeseen modifications to the Phase 3 clinical program, Numoda will guarantee the agreed clinical trial budget against cost overruns. As part of the collaboration, Numoda will also take an equity position in DOR common stock in exchange for a portion of its services in connection with the conduct of the upcoming confirmatory Phase 3 clinical trial. Working with Numoda, we will be also able to take full advantage of early reporting of results to potential licensing partners and others. In order to execute the collaboration we will require further funding from financings or partnerships.

On October 30, 2008 we announced that we expanded our collaboration with BurnsAdler Pharmaceuticals, Inc. (BurnsAdler), as our distributor of orBec® to patients suffering from acute GI GVHD in Canada via the Special Access Programme (SAP).

On September 10, 2008 we announced that we entered into a collaboration with BurnsAdler, a specialty pharmaceutical company based in North Carolina under which BurnsAdler will act as our distributor of a Named Patient Access Program (NPAP) for orBec® to patients suffering from acute GI GVHD in all countries within Central America, South America and the Caribbean (Latin America).

On August 27, 2008, we announced that we entered into a collaboration with Pacific Healthcare Thailand Co., Ltd., a specialty pharmaceutical company based in Bangkok, under which Pacific will act as our Sponsor to administer an NPAP for orBec® to patients suffering from acute GI GVHD in Thailand as well as other Association of Southeast Asian Nations (ASEAN) member countries including Brunei, Cambodia, Indonesia, Laos, Myanmar, Philippines and Vietnam.

On July 18, 2008, we announced that we entered into collaboration with Steward Cross Pte Ltd (“Steward Cross”), a specialty pharmaceutical company based in Singapore, under which Steward Cross will act as our Sponsor to administer an NPAP for patients suffering from acute GI GVHD in Singapore and Malaysia. We will manufacture and supply orBec® to Steward Cross, while Steward Cross will be responsible for all distribution costs in Singapore and Malaysia.

On July 15, 2008, we announced that we entered into a definitive collaborative agreement with IDIS Limited (“IDIS”), under which IDIS will act as our Sponsor to administer an NPAP for patients suffering from acute GI GVHD in the European Union. IDIS is the leading specialist in the management of NPAPs in Europe.

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

On September 12, 2007, we announced that our academic partner, the Fred Hutchinson Cancer Research Center (FHCRC), received a $1 million grant from the National Institute of Health (NIH) to conduct preclinical studies of oral beclomethasone dipropionate (oral BDP, also the active ingredient in orBec®) for the treatment of gastrointestinal (GI) radiation injury. While we will not receive any monetary benefit from this grant, we will benefit if this work is successful and it will enhance the value of our orBec®/oral BDP program. The purpose of the studies funded by the grant, entitled "Improving Gastrointestinal Recovery after Radiation," is to evaluate the ability of three promising clinical-grade drugs, including oral BDP, given alone or in combination, that are likely to significantly mitigate the damage to the gastrointestinal epithelium caused by exposure to high doses of radiation using a well-established dog model. The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This type of therapy, if successful, would benefit cancer patients undergoing radiation, chemotherapy, or victims of nuclear-terrorism. In most radiation scenarios, injury to the hematopoietic (blood) system and gastrointestinal tract are the main determinants of survival. The studies will compare overall survival and markers of intestinal cell regeneration when the drug regimens are added to supportive care intended to boost proliferation of blood cells. The principal investigator of the study is George E. Georges, M.D., Associate Member of the FHCRC.

On July 12, 2007, we announced that patient enrollment commenced in a randomized, double blind, placebo-controlled, Phase 2 clinical trial of orBec® for the prevention of acute GI GVHD after allogeneic HCT with myeloablative conditioning regimens. The trial is being conducted by Paul Martin, M.D., at the FHCRC in Seattle, Washington and is being supported, in large part, by an NIH grant. We will not receive any direct monetary benefit from this grant, but if successful, this funded trial could serve to increase the value of our orBec®/oral BDP program.  The Phase 2 trial will seek to enroll up to 138 (92 orBec® and 46 placebo) patients. The primary endpoint of the trial is the proportion of subjects who develop acute GVHD with severity sufficient to require systemic immunosuppressive treatment on or before day 90 after transplantation.  Patients in this study will begin dosing at the start of the conditioning regimen and continue through day 75 following HCT. Enrollment in this trial is expected to be completed in the second half of 2009.

In April 2007, we initiated development on our LPM™ (Lipid Polymer Micelle) drug delivery system to enhance the intestinal absorption of water-soluble drugs/peptides which are ordinarily poorly absorbed. We recommenced preclinical formulation work on LPM™ in 2007 after a period of approximately four years. This system incorporates biocompatible lipids and polymers and is potentially useful for a wide variety of molecular structures of water-soluble drugs, particularly those based on peptides that are not readily absorbed in the GI tract. Preclinical animal pharmacokinetic (“PK”) data have demonstrated high relative bioavailability of the therapeutic peptide drug leuprolide in the 20-40% range.  Leuprolide is both a candidate drug for further development in several indications, such as prostate cancer and endometriosis as well as a prototype for development of other similar non-absorbable, but water soluble drugs. The mechanism for absorption by LPM™ is thought to involve passive uptake through the opening of paracellular channels in intestinal epithelial tissue. This program is currently suspended pending further funding from financing or partnerships.

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

RiVax™

RiVax™ is our proprietary vaccine developed to protect against exposure to ricin toxin, and is the first and only ricin toxin vaccine to be clinically tested in humans. Ricin is a potent glycoprotein toxin derived from beans of castor plants. It can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The CDC has classified ricin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

We have announced positive Phase 1 clinical trial results for RiVax™ which demonstrated that the vaccine is well tolerated and induces antibodies in humans that neutralize the ricin toxin. The functional activity of the antibodies was confirmed by animal challenge studies in mice which survived exposure to ricin toxin after being injected with serum samples from the volunteers. The outcome of the study was published in the Proceedings of the National Academy of Sciences. A second Phase 1 trial is currently underway, utilizing the adjuvanted formulation.

The initial Phase 1 clinical trial was conducted by Dr. Ellen Vitetta at the University of Texas Southwestern Medical Center at Dallas, DOR's academic partner on the RiVax™ program. The National Institutes of Health has awarded two grants one for $6.4 million and one for $5.2 million for a total of $11.6 million to DOR for the development of RiVax™ covering process development, scale-up and cGMP manufacturing, and preclinical toxicology testing pursuant to the government’s two animal rule.

The development of RiVaxTM has progressed significantly. In September 2006, we received a grant of approximately $5.2 million from NIAID, a division of the NIH, for the continued development of RiVax™, a recombinant vaccine against ricin toxin. The RiVax™ grant will provide approximately $5.2 million over a three year period to fund the development of animal models which will be used to correlate human immune response to the vaccine with protective efficacy in animals. This is necessary for ultimate licensure by the FDA, when human efficacy vaccine trials are not possible. This new grant also supports the further biophysical characterization of the vaccine containing a well-characterized adjuvant that is needed to enhance the immune response to recombinant proteins. These studies will be required to assure that the vaccine is stable and potent over a period of years. A prototype version of RiVax™ has been evaluated in a Phase 1 clinical trial and was shown to be safe and effective, while also inducing ricin neutralizing antibodies as confirmed in subsequent animal studies.

On April 29, 2008, we announced the initiation of a comprehensive program to evaluate the efficacy of RiVax™, in non-human primates. This study is taking place at the Tulane University Health Sciences Center and will provide data that will further aid in the interpretation of immunogenicity data obtained in the human vaccination trials. The study was initiated in the second quarter of 2008.

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

In July 2007, we announced that the Office of Orphan Products Development ("OOPD") of the FDA has awarded a development grant for the further clinical evaluation of RiVaxTM. The grant was awarded to the University of Texas Southwestern Medical Center (“UTSW”) to further the development of RiVaxTM. We will not receive any monetary benefits from this grant; however, the successful completion of this work will enhance the value of our RiVaxTM program and continue to move it forward. The principal investigator for the project is Dr. Vitetta, Director of the Cancer Immunobiology Center at the University of Texas Southwestern. The award totals approximately $940,000 for three years and is to be used for the evaluation of an adjuvant for use with the vaccine. Typically, awards made by the OOPD are to support clinical trials for development of products that address rare diseases or medicines that would be used in numerically small populations. UTSW began a human clinical trial with RiVaxTM in August of 2008.

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

Anthrax Vaccine

On May 8, 2008, we entered into a one-year exclusive option with the President and Fellows of Harvard College to license analogues of anthrax toxin for prospective use in vaccines against anthrax, a potentially fatal disease caused by the spore-forming, gram-positive bacterium Bacillus anthracis. The option, which was obtained through negotiation with Harvard University’s Office of Technology Development, encompasses an issued U.S. patent that covers engineered variants of protective antigen (PA) developed in the Harvard Medical School laboratory of Dr. John Collier. PA is the principal determinant of protective immunity to anthrax and is being developed for second- and third-generation anthrax vaccines. There has been a major effort on the part of the federal government to develop vaccines for use both pre- and post-exposure to improve upon the vaccine currently in use. This vaccine, known as AVA (for anthrax vaccine adsorbed), consists of a defined, but impure mixture of bacterial components. AVA is FDA approved, but requires multiple injections followed by annual boosters. Vaccines such as AVA or those based on the purified, recombinant anthrax toxin component PA (rPA) induce antibodies that neutralize anthrax holotoxin and can strongly protect animals from inhaled anthrax spores. Several of the protein variants developed by Dr. Collier have been shown to be more immunogenic than native rPA, perhaps because they are processed more efficiently by cellular antigen processing pathways. We believe that with the proper government funding we will be able to develop the Collier anthrax vaccine into one with an improved stability profile, an issue that has proven challenging in the development of other anthrax vaccines. We do not intend to conduct any new research and development or commit any funds to this program until we receive grant funding.

ADDITIONAL PROGRAMS

LPMTM - Leuprolide
Our Lipid Polymer Micelle (“LPM™”) oral drug delivery system is a proprietary platform technology designed to allow for the oral administration of peptide drugs that are water-soluble but poorly permeable through the gastrointestinal tract. We have previously demonstrated in preclinical animal models that the LPM™ technology is adaptable to oral delivery of peptide drugs and that high systemic levels after intestinal absorption can be achieved with the peptide hormone drug leuprolide. The LPM™ system utilizes a lipid based delivery system that can incorporate the peptide of interest in a thermodynamically stable configuration called a “reverse micelle” that, through oral administration, can promote intestinal absorption. Reverse micelles are structures that form when certain classes of lipids come in contact with small amounts of water.  This results in a drug delivery system in which a stable clear dispersion of the water soluble drug can be evenly dispersed within the lipid phase. LPM™ is thought to promote intestinal absorption due to the ability of the micelles to open up small channels through the epithelial layer of the intestines that allow only molecules of a certain dimension to pass through while excluding extremely large molecules such as bacteria and viruses.  The reverse micelles also structurally prevent the rapid inactivation of peptides by enzymes in the upper gastrointestinal tract via a non-specific enzyme inhibition by surfactant(s) in the formulation.

In preclinical studies, the LPM™ delivery technology significantly enhanced the ability of leuprolide, to pass through the intestinal epithelium in comparison to leuprolide alone. Leuprolide is a synthetic peptide agonist of gonadotropin releasing hormone (GnRh), which is used in the treatment of prostate cancer in men and endometriosis in women. Leuprolide exhibits poor intestinal absorption from an aqueous solution with the oral bioavailability being less than 5%. Utilizing LPM™ in rats and dogs, the bioavailability of leuprolide averaged 30% compared to 2.2% for the control oral solution. Based on these promising preclinical data, we anticipate preparing for a Phase 1 study in humans in 2009 to confirm these findings. This Phase 1 study will require further funding from financings or partnerships.

An oral version of leuprolide may provide a significant advantage over the currently marketed “depot” formulations. Leuprolide is one of the most widely used anti-cancer agents for advanced prostate cancer in men.  Injectable forms of leuprolide marketed under trade names such as Lupron® and Eligard® had worldwide sales of approximately $1.8 billion in 2006. Injectable leuprolide is also widely used in non-cancer indications, such as endometriosis in women (a common condition in which cells normally found in the uterus become implanted in other areas of the body), uterine fibroids in women (noncancerous growths in the uterus) and central precocious puberty in children (a condition causing children to enter puberty too soon). Leuprolide is currently available only in injectable, injectable depot and subcutaneous implant routes of delivery which limits its use and utility.

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

On September 25, 2007, we announced a Notice of Allowance of patent claims based on U.S. Patent Application #09/433,418 entitled “Topical Azathioprine for the Treatment of Oral Autoimmune Diseases.”  Concurrently, the patent has also been issued by the European Patent Office with the serial number EP 1 212 063 B1. This patent family specifically includes claims for treatment and prevention of oral GVHD with locally or topically applied azathioprine. We anticipate filing an ANDA; however this program is suspended pending further funding from financing or partnerships.

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

We capitalize legal costs associated with the protection and maintenance of our patents. As a development stage company with drug and vaccine products in an often lengthy basic and clinical research process, we believe that patent rights are one of our most valuable assets. Patents and patent applications are a key currency of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industrial partners. These rights can also be sold or sub-licensed as part of our strategy to partner our products at each stage of development. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. Therefore, our policy is to capitalize these costs and amortize them over the remaining useful life of the patents. We capitalize intangible assets’ alternative future use as referred to in SFAS No.142 and in paragraph 11 c. of SFAS No. 2.

We capitalized $190,801 in patent related costs during the nine months ended September 30, 2008.  This amount is represented in the cash flow statements, in the section for investing activities presented in the financial statements. On the balance sheet as of September 30, 2008 and December 31, 2007, these amounts are presented on the line intangible assets, net in the amount of $1,412,278 and $1,320,787, respectively.

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

Revenue Recognition

Our revenues are from U.S. government grants and Orphan Australia for NPAP sales of orBec®. The government grants are based upon subcontractor costs and internal costs covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. The NPAP revenues are recorded when orBec® is shipped.

Material Changes in Results of Operations

We are a research and development company. The 2008 revenues and associated expenses were from NIH Grants awarded in September 2004 and September 2006 and Orphan Australia for NPAP sales of orBec®. The NIH grants support the research and development of our ricin and botulinum vaccines.

For the three months ended September 30, 2008, we had a net loss of $475,701 as compared to a net loss of $1,246,982 for the three months ended September 30, 2007, for a decrease of $771,281 or 62%. For the nine months ended September 30, 2008, we had a $3,103,579 net loss as compared to $4,966,848 in the nine months ended September 30, 2007, for a decrease of $1,863,269 or 38%. This decrease is primarily attributed to lower research and development costs and lower costs associated with preparation of FDA and European regulatory matters as well as a reduction in general and administrative expenses, such as, public and investor relation expenses, a reduction in employee, travel and consultant expenses, lower expenses taken for stock based compensation in the amount of $300,185, and the dilution expense taken for stock issued to investors from the April 2006 PIPE in the amount of $308,743 in 2007.

For the three months ended September 30, 2008, we had revenues of $605,736 as compared to $429,445 in the three months ended September 30, 2007, for an increase of $176,291 or 41%. For the nine months ended September 30, 2008, we had grant revenues of $1,771,620 as compared to $943,737 in the nine months ended September 30, 2007, for an increase of $827,883 or 88%. During 2008 we achieved certain R&D milestones with our subcontractors and made drawdowns from our NIH grants. In addition, we had revenue of $40,618 from Orphan Australia for NPAP sales of orBec®. We also incurred expenses related to that revenue in the three months ended September 30, 2008 and 2007 of $538,182 and $301,672, respectively, for an increase of $236,510 or 78%.  For the nine months ended September 30, 2008 and 2007, we incurred expenses to that revenue of $1,459,206 and $669,882 respectively. $182,600 of the difference is due to a reclassification of expenses from research and development costs to cost of sales. Costs of revenues for the grants relate to payments made to subcontractors and universities in connection with the grants. Costs of goods associated with NPAP sales of orBec® were $10,551. We also recorded a $100,000 allowance as a reserve for our orBec® inventory.

Our gross profit for the three months ended September 30, 2008 was $67,554 as compared to $127,773 in the three months ended September 30, 2007, for a decrease of $60,219 or 47%. For the nine months ended September 30, 2008, we had a gross profit of $312,414 as compared to $273,855 in the nine months ended September 30, 2007, for an increase of $38,559 or 14%. A portion of this difference relates to the aforementioned reclassification error. In the third quarter of 2008, we also capitalized inventory in the net amount of $147,545 and $60,311 for certain orBec® costs that were expensed as research and development expenses in 2008 and 2007, respectively and recorded a $100,000 allowance as a reserve for our orBec® inventory.

Research and development spending decreased by $531,430, or 90%, to $60,238, for the three months ended September 30, 2008 as compared to $591,668 for the corresponding period ended September 30, 2007. A portion of this decrease is due to the reclassification of research and development expenses to inventory. For the nine months ended September 30, 2008, we had $1,403,841 of research and development spending as compared to $2,611,220 in the nine months ended September 30, 2007, for a decrease of $1,207,379 or 46%. During 2008, we incurred expenses for FDA and European regulatory matters, for clinical preparation of orBec® and LPM formulation work. The majority of research and development expenses in 2007 were related to FDA and European regulatory matters.

General and administrative expenses decreased $98,797, or 19%, to $410,336 for the three months ended September 30, 2008, as compared to $509,133 for the corresponding period ended September 30, 2007. For the nine months ended September 30, 2008, we had general and administrative expenses of $1,812,972 as compared to $2,243,212 in the nine months ended September 30, 2007, for a decrease of $430,240 or 19%. The decrease was primarily due to the dilution expense taken in the first quarter of 2007 for stock issued to investors in the April 2006 PIPE in the amount of $308,743. Additionally, the decrease was due to a reduction in employee and consultant expenses, travel expenses and expenses for public and investor relations of approximately $230,000. During the first quarter of 2008, commitment shares were issued and an expense of $270,000 was recorded as a result of the Fusion Capital equity transaction.

Stock based compensation expenses for research and development decreased $37,778, or 49%, to $39,584 for the three months ended September 30, 2008, as compared to $77,362 for the corresponding period ended September 30, 2007. For the nine months ended September 30, 2008, we had $118,750 in stock based compensation expenses for research and development as compared to $164,890 in the nine months ended September 30, 2007, for a decrease of $46,140 or 28%.

Stock based compensation expenses for general and administrative decreased $169,921, or 82%, to $36,792 for the three months ended September 30, 2008, as compared to $206,713 for the corresponding period ended September 30, 2007. For the nine months ended September 30, 2008, we had $110,378 in stock based compensation expenses for general and administrative as compared to $364,423 in the nine months ended September 30, 2007, for a decrease of $254,045 or 70%.

Interest income for the three months ended September 30, 2008 was $5,391 as compared to $10,121 for the three months ended September 30, 2007, representing a decrease of $4,730 or 47%. For the nine months ended September 30, 2008, we had $32,248 of interest income as compared to $144,062 in the nine months ended September 30, 2007, for a decrease of $111,814 or 78%. This decrease is due to lower cash balances in 2008 as compared to 2007.

Interest expense for the three months ended September 30, 2008 was $1,696 as compared to $0 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, we had $2,300 of interest expense as compared to $1,020 in the nine months ended September 30, 2007, for an increase of $1,280 or 125%. This increase was the result of higher balances that were short-term financed for insurance premiums due.

Financial Condition

Cash and Working Capital

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As of September 30, 2008, we had cash of $686,216 as compared to $2,220,128 as of December 31, 2007. As of November 3, 2008, we had cash of approximately $520,000. As of September 30, 2008, we had working capital deficit of $537,997 as compared to working capital of $1,243,638 as of December 31, 2007, representing a decrease of $1,781,635.  For the nine months ended September 30, 2008, our cash used in operating activities was approximately $2,100,000, compared to $5,200,000 for the corresponding period ended September 30, 2007. Our ability to continue operations is dependent upon our ability to raise sufficient capital and based on present activities we will require additional cash by second quarter 2008 in order to maintain our current levels of operations.

Management’s plan is as follows:

•	We will continue to seek capital in the private and/or public equity markets to continue our operations.
•	We have implemented an austerity budget plan including suspension of our programs not supported by grant funding, reduction of office personnel, and a reduction in overhead expenses.
•	We will also seek capital through licensing of orBec®.
•	We will continue to seek grant funds and to respond to requests for proposals from governmental sources.
•	We will utilize Name Patient Sales wherever possible in countries outside the United States to generate revenues from orBec®.
•	We are exploring outlicensing opportunities for LPM-Leuprolide and BioDefense programs in the United States and in Europe.
•	We have engaged investment bankers to assist in exploring merger and acquisition opportunities.

As stated above, we are operating under an austerity budget plan. We need to seek additional capital to begin the confirmatory Phase 3 clinical trial for orBec® for the treatment of GI GVHD. We may obtain capital pursuant to one or more corporate partnerships relating to orBec®. If we obtain additional funds through the issuance of equity or equity-linked securities, shareholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. The terms of any debt financing may contain restrictive covenants which may limit our ability to pursue certain courses of action. We may not be able to obtain such financing on acceptable terms if at all. If we are unable to obtain such financing when needed, or to do so on acceptable terms, we may be unable to develop our products, take advantage of business opportunities, respond to competitive pressures or continue our operations.

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Expenditures

Under our austerity budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our expenditures for the next 12 months to be approximately $1,200,000, not inclusive of BioDefense programs, or programs covered under existing NIH or orphan grants, and not including a new confirmatory Phase 3 clinical trial for orBec® for the treatment of GI GVHD. In order to fund a portion of these expenditures we will need funding from financings and partnerships. We anticipate grant revenues in the next 12 months to offset research and development expenses for the development of our ricin toxin vaccine and botulinum toxin vaccine in the amount of approximately $2,100,000 with $600,000 contributing towards our overhead expenses.

The table below details our costs by program for the nine months ended September 30:

	2008	2007
Program - Research & Development Expenses
orBec®	$ 884,341	$ 1,999,562
RiVax™	249,318	317,390
BT-VACC™	154,795	256,914
Oraprine™	4,000	5,100
LPMTM-Leuprolide	111,387	32,254
Research & Development Expense	$ 1,403,841	$ 2,611,220

Program - Reimbursed under Grants
orBec®	$ 10,551	$ -
RiVax™	1,266,049	636,979
BT-VACC™	82,606	32,903
Reimbursed under Grant	$ 1,359,206	$ 669,882

TOTAL	$ 2,863,047	$ 3,281,102

Leases

The following summarizes our contractual obligations at September 30, 2008, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

Contractual Obligation	Year 2008	Year 2009	Year 2010
Non-cancelable obligation (1)(2)	$ 7,000	$ 4,500	$ 4,500
TOTALS	$ 7,000	$ 4,500	$ 4,500

(1)	On October 1, 2008, we signed a month to month lease to occupy office space in Ewing, New Jersey.

(2)	On April 24, 2008, we signed a three year lease for a copier.

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

           DOR BIOPHARMA, INC.

November 14, 2008           by /s/ Christopher J. Schaber
                                    Christopher J. Schaber, Ph.D.
                                                    President and Chief Executive Officer
                                                    (Principal Executive Officer)

November 14, 2008                   by /s/ Evan Myrianthopoulos
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