Form 10-Q
period 2009-06-30
DOR BIOPHARMA INC
filed 2009-08-14
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2009

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

At August 10, 2009, 167,424,666 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOR BioPharma, Inc.
Consolidated Balance Sheets

	June 30, 2009		December 31, 2008
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$4,844,172		$1,475,466
Grants receivable	152,392		278,316
Inventory, net	113,261		82,182
Prepaid expenses	199,784		86,837
Total current assets	5,309,609		1,922,801

Office and laboratory equipment, net	23,336		21,217
Intangible assets, net	1,451,890		1,418,717
Total assets	$6,784,835		$3,362,735

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,076,004		$1,015,005
Accrued compensation	246,316		370,614
Total current liabilities	1,322,320		1,385,619

Commitments and contingencies

Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized; none issued or outstanding Common stock, $.001 par value; 400,000,000 shares authorized;		-		-
167,364,342 shares and 118,610,704 shares issued and outstanding in 2009 and 2008, respectively	167,364		118,610
Additional paid-in capital	111,542,898		104,176,253
Accumulated deficit	(106,247,747)		(102,317,747)
Total shareholders’ equity	5,462,515		1,977,116

Total liabilities and shareholders’ equity	$6,784,835		$3,362,735

The accompanying notes are an integral part of these financial statements.

                                                                                                                                                                                                       3

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the Three Months Ended June 30,
(Unaudited)

		2009		2008

Revenues, principally from grants		$332,315		$488,244
Cost of revenues		(253,865)		(391,845)
Gross profit		78,450		96,399

Operating expenses:
Research and development		1,134,914		743,601
General and administrative		578,528		554,526
Stock-based compensation-research and development		58,687		39,583
Stock-based compensation-general and administrative		97,959		36,793
Total operating expenses		1,870,088		1,374,503

Loss from operations		(1,791,638)		(1,278,104)

Other income:
Interest income, net		6,734		6,398

Net loss		$(1,784,904)		$(1,271,706)

Basic and diluted net loss per share	$	(0.01)	$	(0.01)

Basic Basic and diluted weighted average common shares outstanding		167,125,183		100,877,708

The accompanying notes are an integral part of these financial statements.

                                                                                                                                                                                                           4

DOR BioPharma, Inc.
Consolidated Statements of Operations
For the Six Months Ended June 30,
(Unaudited)

		2009		2008

Revenues, principally from grants		$862,632		$1,165,884
Cost of revenues		(671,174)		(921,024)
Gross profit		191,458		244,860

Operating expenses:
Research and development		2,725,913		1,343,603
General and administrative		1,110,665		1,402,637
Stock based compensation-research and development		132,077		79,166
Stock based compensation-general and administrative		170,409		73,586
Total operating expenses		4,139,064		2,898,992

Loss from operations		(3,947,606)		(2,654,132)

Other income:
Interest income, net		17,606		26,254

Net loss		$(3,930,000)		$(2,627,878)

Basic and diluted net loss per share	$	(0.02)	$	(0.03)

Basic Basic and diluted weighted average common shares outstanding		158,068,464		99,328,191

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid- In Capital	Accumulated Deficit
Balance, January 1, 2009	118,610,704	$118,610	$104,176,253	($102,317,747)

Issuance of common stock from private placement, net of expenses of $144,000	20,914,035	20,915	2,219,287	-
Issuance of common stock for collaboration and supply agreement to Sigma Tau	25,000,000	25,000	4,375,000	-
Issuance of common stock pursuant to equity line agreement	339,603	340	44,660	-
Issuance of common stock to vendors	2,500,000	2,500	297,500	-
Issuance of common stock warrants to vendors	-	-	127,712
Stock-based compensation expense	-	-	302,486	-
Net loss	-	-	-	(3,930,000)

Balance, June 30, 2009	167,364,342	$167,364	$111,542,898	($106,247,747)

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2009	2008
Operating activities:
Net loss	$(3,930,000)	$(2,627,878)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	80,035	70,049

Stock issued in exchange for services	427,712	384,526
Stock-based compensation	302,486	152,752

Change in operating assets and liabilities:
Grants receivable	125,924	(2,084)
Inventory	(31,079)	-
Prepaid expenses	(112,947)	(56,627)
Accounts payable	60,999	458,795
Accrued compensation	(124,298)	(121,149)
Total adjustments	728,832	886,262

Net cash used in operating activities	(3,201,168)	(1,741,616)

Investing activities:

Acquisition of intangible assets	(108,996)	(131,142)
Proceeds from sale of equipment	-	500
Purchase of office equipment	(6,330)	(3,900)
Net cash used in investing activities	(115,326)	(134,542)

Financing activities:
Net proceeds from sale of common stock	6,640,200	658,600
Proceeds from sale of common stock pursuant to equity line	45,000	75,000
Net cash provided by financing activities	6,685,200	733,600

Net increase (decrease) in cash and cash equivalents	3,368,706	(1,142,558)
Cash and cash equivalents at beginning of period	1,475,466	2,220,128
Cash and cash equivalents at end of period	$4,844,172	$1,077,570

Non-cash transactions:
    Non-cash stock payment to an institutional investor                                                      $                                    -        $                  270,000

The accompanying notes are an integral part of these financial statements.

DOR BioPharma, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

The Company is a late-stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines. We maintain two active business segments: BioTherapeutics and BioDefense. DOR’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, namely LPMTM-Leuprolide. DOR’s BioDefense business segment intends to convert its ricin toxin and botulinum toxin vaccine programs from early stage development to advanced development and manufacturing.

During the six months ended June 30, 2009, the Company generated revenues from the U.S. Federal Government and Named Patient Access Program (“NPAP”) partners for orBec®.  Revenues from the U.S. Federal Government were generated from three active grants supporting the Company’s BioDefense programs. As of June 30, 2009, outstanding grant receivables of $152,392 were due from the U.S. Federal Government, the National Institutes of Health and Orphan Australia.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability.

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Liquidity

As of June 30, 2009, the Company had cash and cash equivalents of $4,844,172 as compared to $1,475,466 as of December 31, 2008, representing an increase of $3,368,706. As of June 30, 2009, the Company had working capital of $3,987,289 as compared to working capital of $537,182 as of December 31, 2008, representing an increase of $3,450,107.

For the six months ended June 30, 2009, the Company’s cash used in operating activities was $3,201,168, as compared to $1,741,616 for the same period in 2008. The increase in spending was attributable to clinical trial preparation for the upcoming confirmatory Phase 3 clinical trial of orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”).

Management’s business strategy can be outlined as follows:

•	initiate and execute the pivotal Phase 3 confirmatory clinical trial for orBec® in the treatment of acute GI GVHD;
•
identify a development and marketing partner for orBec® for territories outside of North America, as we have granted an exclusive license to Sigma-Tau to commercialize orBec® in the U.S., Canada and Mexico; Sigma-Tau will pay us a 35% royalty (inclusive of drug supply) on net sales in these territories as well as pay for commercialization expenses, including launch activities;

•	conduct and complete a Phase 2 clinical trial of orBec® for the prevention of acute GVHD;
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as radiation enteritis, radiation injury and Crohn’s disease;

•	make orBec® available worldwide through NPAP for the treatment of acute GI GVHD;
•	reinitiate development of our other BioTherapeutics products, namely LPM™ Leuprolide;
•	continue to secure additional government funding for each of our BioDefense programs, RiVax™ and BT-VACC™, through grants, contracts and procurements;
•
convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area;

•	acquire or in-license new clinical-stage compounds for development; and
•	explore other business development and acquisition strategies under which we may be considered to be an attractive acquisition candidate by another company.

Based on the Company’s current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant programs, and potential minimal proceeds from the Fusion Capital transaction, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the third quarter of 2010.

The Company’s plans with respect to its liquidity management include the following:

•
The Company has $1.1 million in active grant funding still available to support its ricin and botulinum toxin vaccine programs in 2009 and beyond.  Additionally, the Company has submitted additional grant applications for further support of these programs and others with various funding agencies, and received encouraging feedback to date on the likelihood of funding.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
As discussed further in Note 5, the Company has approximately $7.8 million in available capacity under its Fusion Capital equity facility.  Although the Company has historically drawn amounts in modest amounts under this agreement, the Company could draw more within certain contractual parameters.

•
The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate.  However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

In the event that such growth is less than forecasted in the Company’s 2009-2010 operating plan, management has developed contingency plans to reduce the Company’s operating expenses. In the event the Company cannot maintain adequate liquidity, it could be compelled to implement further cost saving measures including headcount reductions.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include DOR BioPharma, Inc., and its wholly- and majority-owned subsidiaries (“DOR” or the “Company”). All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

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

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in SFAS 2, Accounting for Research and Development Costs. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current products in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from DOR’s academic and industrial partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. The Company capitalizes such costs and amortizes intangibles over a period of 11 to 16 years.

The Company capitalized $108,996 and $131,142 in patent related costs during the six months ended June 30, 2009 and 2008, respectively.

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

The Company did not record any impairment of intangible assets for the six months ended June 30, 2009 or 2008.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials and overhead. All inventory for this period is finished goods and consists of orBec® treatments. The Company records an allowance as needed for excess inventory.  During the year ended December 31, 2008 an allowance of $100,000 was provided. This allowance will be evaluated on a quarterly basis and adjustments will be made as required. The Company did not make an adjustment to this allowance during the six months ended June 30, 2009.

Fair Value of Financial Instruments

Accounting principles generally accepted in the U.S. require that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s financial instruments, which include grants receivable and current liabilities, are considered to be representative of their respective fair values.

Revenue Recognition

The Company’s revenues are generated from government grants and NPAP sales of orBec®. The revenue from government grants are based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. Revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant. Revenue from the NPAP sales of orBec® are recognized when the product is shipped. The NPAP revenues are recorded when the product is shipped.

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

Stock-Based Compensation

The fair value of options in accordance with SFAS 123R was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions: a dividend yield of 0%, an expected life of 4 years, volatilities of 125% and 120% for 2009 and 2008, respectively, and average risk-free interest rates of 3.8% and 3.7% in 2009 and 2008, respectively. The Company estimates these values based on the assumptions that have been historically available. The fair value of each option grant made during 2009 and 2008 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period. The Company awarded 2,062,500 stock options for the six months ended June 30, 2009, while 6,800,000 stock options were granted during the six months ended June 30, 2008.

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123R and Emerging Issues Task Force (EITF) 96-18, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. The option’s price is re-measured using the Black-Scholes model at the end of each three month reporting period.

Upon exercise, shares are issued from the amended 2005 equity incentive plan and increase the number of shares the Company has outstanding. There were no stock option exercises during the six months ended June 30, 2009 or during the year ended December 31, 2008. There were no forfeitures during the six months ended June 30, 2009 and forfeitures of 779,800 stock options during the year ended December 31, 2008. The intrinsic value of the stock options outstanding at June 30, 2009 was zero.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors are fully vested upon issuance. Stock options issued to employees generally vest 25% upfront, then 25% each year for a period of three years. Stock options vest over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general when an employee or director terminates their position the options will expire within six months.

The intrinsic value was calculated as the difference between the Company’s common stock closing price on the OTC BB at June 30, 2009 and the exercise price of the stock option issued multiplied by the number of shares underlying the stock options. The Company’s common stock price at June 30, 2009 was $0.18.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been recognized through June 30, 2009 due to the net operating losses incurred by the Company since its inception. Additionally, the Company has not recorded a liability for unrecognized tax benefits or uncertain tax positions at June 30, 2009 or 2008.

Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Loss	Shares	EPS	Loss	Shares	EPS

Basic & Diluted EPS	($1,784,904)	167,125,183	($0.01)	($1,271,706)	100,877,708	($0.01)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Loss	Shares	EPS	Loss	Shares	EPS

Basic & Diluted EPS	($3,930,000)	158,068,464	($0.02)	($2,627,878)	99,328,191	($0.03)

Options and warrants outstanding at June 30, 2009 and 2008 were 19,172,539 and 9,620,039 of options, and 32,830,369 and 28,818,522 of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2009 were $0.25 and $0.13, respectively. No options and warrants were included in the 2009 and 2008 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in the respective years.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, the FASB launched a new FASB Codification (full name: the FASB Accounting Standards Codification™). The Codification will supersede existing GAAP for nongovernmental entities. The implementation of this standard did not have any effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is evaluating if the adoption of this standard will have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No. 165 as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted SFAS No. 165 and it did not have an impact on the Company’s consolidated financial statements. There were no recognized or non-recognized subsequent events occurring after June 30, 2009 that required accounting or disclosure in accordance with SFAS No. 165. Subsequent events were evaluated to August 14, 2009, the date the financial statements of the Company were issued.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP SFAS No. 157-4).   This FSP:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

•
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.

•	Applies to all fair value measurements when appropriate.

FSP SFAS No. 157-4 must be applied prospectively and retrospective application is not permitted. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP SFAS No. 157-4 must also early adopt FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about the fair value of financials in interim as well as in annual financial statements, and APB No. 28,

Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 are effective for periods ending after June 15, 2009. The implementation of these standards did not have a material effect on the Company’s consolidated financial statements.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2009
Licenses	11.5	$ 462,234	$ 152,210	$ 310,024
Patents	8.8	1,979,597	837,731	1,141,866
Total	9.3	$2,441,831	$989,941	$1,451,890
December 31, 2008
Licenses	11.7	$ 462,234	$ 142,994	$ 319,240
Patents	9.0	1,870,603	771,126	1,099,477
Total	9.5	$2,332,837	$914,120	$1,418,717

Amortization expense was $38,002 and $75,824 for the three and six ended June 30, 2009, respectively. Amortization expense was $33,243 and $64,422 for the three and six months ended June 30, 2008, respectively.

Based on the balance of licenses and patents at June 30, 2009, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Amount
2010	$ 160,000
2011	165,000
2012	170,000
2013	175,000
2014	180,000

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits to them other than within that period.

Note 4. Income Taxes

Deferred tax assets consist of the following:
                                                                June 30, 2009          December 31, 2008

Net operating loss carry forwards	$ 30,230,000	$ 26,300,000
Orphan drug and research and development credit carry forwards	2,000,000	2,000,000
Other	3,300,000	3,300,000
Total	35,530,000	31,600,000
Valuation allowance	(35,530,000)	(31,600,000)
Net deferred tax assets	$ -	$ -

At December 31, 2008, the Company had net operating loss carry forwards (NOLs) of approximately $76,000,000 for Federal and state tax purposes, portions of which are currently expiring each year until 2028. In addition, the Company had $2,000,000 of various tax credits that start expiring from December 2009 to December 2028. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities.  However, these NOLs are subject to various limitations under Internal Revenue Code (IRC) Section 382.  IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams.  Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs may be limited.

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

The net changes in the valuation allowance for six months ended June 30, 2009 and the year ended December 31, 2008 were an increase of approximately $3,900,000 and decrease of $1,600,000, respectively, resulting primarily from net operating losses generated. As a result of the Company’s continuing tax losses, it has recorded a full valuation allowance against its net deferred tax assets.

The Company has no tax provision for the periods ended June 30, 2009 and 2008 due to losses and full valuation allowances against deferred tax assets.

Effective January 1, 2007, the Company adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

Note 5. Shareholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the six months ended June 30, 2009:

•
In five separate transactions during the six months ended June 30, 2009, the Company issued an aggregate of 339,603 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregate of $45,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

•
On March 6, 2009, the Company issued 2,500,000 shares of common stock pursuant to the $400,000 ($300,000 of which was issued on this date) common stock equity investment agreement with its clinical trials management partner, Numoda. These shares were priced at the then current market price of $0.12 per share. The remaining $100,000 investment will be completed in January 2010 and will either be paid in cash or in 833,334 shares of common if the market price falls below $0.12.  The investment follows the collaboration between the Company and Numoda announced on June 30, 2008 and represents partial payment by the Company under its collaboration agreement. The Company recognized $400,000 of research and development costs during March 2009 as a result of this transaction.

•
On February 11, 2009, the Company entered into a collaboration and supply agreement with Sigma-Tau for the commercialization of orBec®.In connection with the execution of the collaboration agreement, the Company entered into a common stock purchase agreement with Sigma-Tau pursuant to which the Company sold 25,000,000 shares of common stock to Sigma-Tau for $0.18 per share, representing an aggregate price of $4,500,000. The purchase price was equal to one hundred fifty percent (150%) of the average trading price of the Company’s common stock over the five trading days prior to February 11, 2009. As part of the transaction, the Company granted Sigma-Tau certain demand and piggy-back registration rights.

•
On January 20, 2009, the Company received $2,384,200 from the completed private placement of common stock and warrants to accredited investors. Under the terms of the agreement, the Company sold 20,914,035 common shares together with five year warrants to purchase up to 20,914,035 shares of the Company’s common stock at $0.14 per share, for an aggregate price of $2,384,200, or $0.114 per share, representing a premium to the Company’s common stock market price on the date of the agreements. The expiration date of the warrants can be accelerated if the Company's common stock meets certain price thresholds and the Company would receive additional gross proceeds of approximately $2,900,000 if they are all exercised.

In February 2008, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). The Fusion Capital equity facility allows the Company to require Fusion Capital to purchase between $80,000 and $1.0 million of the Company’s common stock every two business days, up to an aggregate of $8.0 million over approximately a 25-month period depending on certain conditions, including the quoted market price of the Company’s common stock on such date. As part of the agreement, the Company issued Fusion Capital 1,275,000 shares of common stock as a commitment fee. In connection with the execution of the common stock purchase agreement, Fusion Capital made an initial purchase of 2,777,778 common shares and received a four year warrant to purchase 1,388,889 shares of common stock for $0.22 per share, representing an aggregate price of $500,000. The Company issued an additional 75,000 shares of common stock as a commitment fee in connection with this $500,000 purchase.

If the Company’s stock price exceeds $0.15, then the amount required to be purchased may be increased under certain conditions as the price of the Company’s common stock increases. The Company cannot require Fusion Capital to purchase any shares of the Company’s common stock on any trading days that the market price of the Company’s common stock is less than $0.10 per share. Furthermore, for each additional purchase by Fusion, additional commitment shares in commensurate amounts up to a total of 1,275,000 shares will be issued based upon the relative proportion of purchases compared to the total commitment maximum of 18.5 million shares. The total issuance of common stock related to commitment shares for 2008 was 1,369,125 shares, which were issued to Fusion Capital and consisted of 1,275,000 shares as a commitment fee, 75,000 shares as a commitment fee for the $500,000 invested, and 19,125 shares for the commitment fee shares on the equity line draws totaling $127,500.

During the year ended December 31, 2008, the Company issued 993,084 shares of common stock under the Fusion Capital equity facility. In connection with these issuances the Company received $127,500 in proceeds which approximated the shares’ fair market value on the dates of issuance.

Warrants

During 2009, the Company issued 1,200,000 warrants to purchase common stock shares to consultants in exchange for their services. In January 2009, 50,000 warrants were issued to Strategic Outsourcing Solutions, LLC which had an exercise price of $0.10. In February 2009, 1,000,000 warrants were issued to George B. McDonald, M.D. which had an exercise price of $0.11. In June 2009, 150,000 warrants were issued to Griffin Securities Inc. which had an exercise price of $0.198. Expense charges of $37,485 and $127,712 were recorded during the three and six months ended June 30, 2009, respectively.

Note 6. Commitments and Contingencies

The Company has commitments of approximately $4.1 million at June 30, 2009 in connection with a collaboration agreement with Numoda for the execution of our upcoming confirmatory, Phase 3 clinical trial of orBec® that will begin in second half of 2009 and is expected to continue through second half of 2010.

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

On February 2007, the Company’s Board of Directors authorized the issuance of the following shares to Dr. Schaber, Mr. Myrianthopoulos, Dr. Brey and certain other employees and a consultant, upon the completion of a transaction, or series or a combination of related transactions negotiated by the Company’s Board of Directors whereby, directly or indirectly, a majority of the Company’s capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party: 1,000,000 common shares to Dr. Schaber; 750,000 common shares to Mr. Myrianthopoulos; 200,000 common shares to Dr. Brey; and 450,000 common shares to employees and a consultant shall be issued.

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment.

Note 7. Business Segments

The Company maintains two active business segments:  BioTherapeutics and BioDefense.  Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2009	2008
Net Revenues
BioDefense	$320,315	$488,244
BioTherapeutics	12,000	-
Total	$332,315	$488,244

Loss from Operations
BioDefense	$(51,237)	$(70,268)
BioTherapeutics	(1,089,111)	(645,378)
Corporate	(651,290)	(562,458)
Total	$(1,791,638)	$(1,278,104)
Amortization and Depreciation Expense
BioDefense	$22,525	$15,381
BioTherapeutics	16,525	19,224
Corporate	1,051	1,361
Total	$40,101	$35,966

Interest Income, Net
Corporate	$6,734	$6,398
Total	$6,734	$6,398

Stock-Based Compensation
BioDefense	$24,887	$19,517
BioTherapeutics	33,800	20,066
Corporate	97,959	36,793
Total	$156,646	$76,376

	Six Months Ended June 30,
	2009	2008
Net Revenues
BioDefense	$834,632	$1,165,884
BioTherapeutics	28,000	-
Total	$862,632	$1,165,884

Loss from Operations
BioDefense	$(117,176)	$(104,383)
BioTherapeutics	(2,626,883)	(1,077,623)
Corporate	(1,203,547)	(1,472,126)
Total	$(3,947,606)	$(2,654,132)

Amortization and Depreciation Expense
BioDefense	$44,566	$29,598
BioTherapeutics	33,363	37,637
Corporate	2,106	2,814
Total	$80,035	$70,049

Interest Income, Net
Corporate	$17,606	$26,254
Total	$17,606	$26,254

Stock-Based Compensation
BioDefense	$51,418	$39,034
BioTherapeutics	80,659	40,132
Corporate	170,409	73,586
Total	$302,486	$152,752

	As of June 30, As of December 31,
	2009	2008
Identifiable Assets
BioDefense	$950,931	$1,221,901
BioTherapeutics	683,352	310,535
Corporate	5,150,552	1,830,299
Total	$6,784,835	$3,362,735

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

Overview:

Business Overview and Strategy

We were incorporated in Delaware in 1987. We are a late-stage research and development biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines. We maintain two active business segments: BioTherapeutics and BioDefense. DOR’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, namely LPMTM-Leuprolide. DOR’s BioDefense business segment intends to convert its ricin toxin, botulinum toxin, and anthrax vaccine programs from early stage development to advanced development and manufacturing.

Our business strategy can be outlined as follows:

•	initiate and execute the pivotal Phase 3 confirmatory clinical trial for orBec® in the treatment of acute GI GVHD;
•
identify a development and marketing partner for orBec® for territories outside of North America, as we have granted an exclusive license to Sigma-Tau to commercialize orBec® in the U.S., Canada and Mexico; Sigma-Tau will pay us a 35% royalty (inclusive of drug supply) on net sales in these territories as well as pay for commercialization expenses, including launch activities;

•	conduct and complete a Phase 2 clinical trial of orBec® for the prevention of acute GVHD;
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as radiation enteritis, radiation injury and Crohn’s disease;

•	make orBec® available worldwide through NPAP for the treatment of acute GI GVHD;
•	reinitiate development of our other biotherapeutics products, namely LPMTM Leuprolide;
•	continue to secure additional government funding for each of our BioDefense programs, RiVaxTM and BT-VACCTM, through grants, contracts and procurements;
•
convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area;

•	acquire or in-license new clinical-stage compounds for development; and
•	explore other business development and acquisition strategies under which we may be considered to be an attractive acquisition candidate by another company.

Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08550 and our telephone number is (609) 538-8200.

BioTherapeutics Overview

orBec® and Oral BDP

orBec® represents a first-of-its-kind oral, locally acting therapy tailored to treat the gastrointestinal manifestation of GI GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressive drugs to treat acute GI GVHD. The active ingredient in orBec® is BDP, a highly potent, topically active corticosteroid that has a local effect on inflamed tissue. BDP has been marketed in the U.S. and worldwide since the early 1970’s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. orBec® is specifically formulated for oral administration as a single product consisting of two tablets; one tablet is intended to release BDP in the upper sections of the GI tract, and the other tablet is intended to release BDP in the lower sections of the GI tract.

In addition to issued patents and pending worldwide patent applications held by or exclusively licensed to us, orBec® also benefits from orphan drug designations in the U.S. and in Europe for the treatment of GI GVHD, as well as an orphan drug designation in the U.S for the treatment of chronic GI GVHD.  Orphan drug designations provide for 7 and 10 years of post-approval market exclusivity in the U.S, and Europe respectively.

Historical Background

Two prior randomized, double-blind, placebo-controlled Phase 2 and 3 clinical trials support orBec®’s ability to provide clinically meaningful outcomes when compared with the current standard of care, including a lowered exposure to systemic corticosteroids following allogeneic transplantation. Currently, there are no approved products to treat GI GVHD. The first trial was a 60-patient Phase 2 single-center clinical trial conducted at the Fred Hutchinson Cancer Research Center. The second trial was a 129-patient pivotal Phase 3 multi-center clinical trial of orBec® conducted at 16 leading bone marrow/stem cell transplantation centers in the US and France. Although orBec® did not achieve statistical significance in the primary endpoint of its pivotal trial, namely median time-to-treatment failure through Day 50 (p-value 0.1177), orBec® did achieve statistical significance in other key secondary endpoints such as the proportion of patients free of GVHD at Day 50 (p-value 0.05) and Day 80 (p-value 0.005) and the median time-to-treatment failure through Day 80 (p-value 0.0226), as well as a 66% reduction in mortality among patients randomized to orBec® at 200 days post-transplant with only 5 patient (8%) deaths in the orBec® group compared to 16 patient (24%) deaths in the placebo group (p-value 0.0139). Within one year after randomization in the pivotal Phase 3 trial, 18 patients (29%) in the orBec® group and 28 patients (42%) in the placebo group died (46% reduction in mortality, p-value 0.04).

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

Based on the data from Phase 2 and the Phase 3 studies, on September 21, 2006, we filed a new drug application (“NDA”) for our lead product orBec® with the U.S. Food and Drug Administration (“FDA”) for the treatment of acute GI GVHD. On October 18, 2007, we received a not approvable letter from the FDA in response to our NDA for orBec® for the treatment of acute GI GVHD. In the letter, the FDA requested additional clinical trial data to demonstrate the safety and efficacy of orBec®.  The FDA also requested nonclinical and chemistry, manufacturing and controls information as part of this letter.

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

Further, in June 2009, we received Protocol Assistance feedback from the European Medicines Agency (EMEA) on the design of the Phase 3 clinical trial for orBec®.  The EMEA agreed that should the new confirmatory Phase 3 study produce positive results, the data would be sufficient to support a marketing authorization in all 27 European Union member states. In doing so, the EMEA agreed to the primary endpoint and the other principal design features of the new study.

Based on data from the prior Phase 3 study of orBec®, the upcoming confirmatory Phase 3 protocol will be a highly powered, double-blind, randomized, placebo-controlled, multi-center trial and will seek to enroll an estimated 166 patients. The primary endpoint is the treatment failure rate at Study Day 80. This endpoint was successfully measured as a secondary endpoint (p-value  0.005) in the previous Phase 3 study as a key measure of durability following a 50-day course of treatment with orBec® (i.e., 30 days following cessation of treatment).

We have entered into a collaboration agreement with Numoda Corporation (“Numoda”), for the execution of our upcoming confirmatory Phase 3 clinical trial of orBec®.  Collaborating with Numoda will allow us to take advantage of a scope of services including using their industry benchmarking capabilities to develop an operational and financial plan including the use of a proprietary management and oversight capabilities process. Barring any unforeseen modifications to the Phase 3 clinical program, Numoda will guarantee the agreed clinical trial budget against cost overruns. As part of the collaboration, Numoda has agreed to accept payment in our common stock in exchange for a portion of its services in connection with the conduct of the upcoming confirmatory Phase 3 clinical trial. To date, we have issued 2,847,222 shares of common stock to Numoda in partial payment for its services. Working with Numoda, we also will be able to take full advantage of early reporting of results to potential licensing partners and others. We expect to begin enrollment in the confirmatory Phase 3 trial in the second half of 2009.

On February 11, 2009, we entered into a collaboration and supply agreement with Sigma-Tau for the commercialization of orBec®. Sigma-Tau is a pharmaceutical company that develops novel therapies for the unmet needs of patients with rare diseases. Pursuant to this agreement, Sigma-Tau has an exclusive license to commercialize orBec® in the U.S., Canada and Mexico (the “Territory”). Sigma-Tau is obligated to make payments upon the attainment of significant milestones, as set forth in the agreement. The first milestone payment of $1 million will be made upon the enrollment of the first patient in our confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD, which is expected to occur in the second half of 2009. Total milestone payments due from Sigma-Tau for orBec® under the agreement could reach up to $10 million. Sigma-Tau will pay us a 35% royalty (inclusive of drug supply) on net sales in the Territory as well as pay for commercialization expenses, including launch activities. In connection with the execution of the collaboration and supply agreement, we entered into a common stock purchase agreement with Sigma-Tau pursuant to which we sold 25 million shares of our common stock to Sigma-Tau for $0.18 per share, for an aggregate price of $4,500,000.  The purchase price is equal to one hundred fifty percent (150%) of the average trading price of our common stock over the five trading days prior to February 11, 2009.  On November 26, 2008, prior to entering the collaboration agreement, we sold Sigma-Tau 16,666,667 common shares at $0.90 per share (the market price at the time) for proceeds of $1,500,000 in exchange for the exclusive right to negotiate a collaboration deal with us until March 1, 2009.

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

In this Phase 3 clinical trial, survival at the pre-specified endpoint of 200 days post-transplantation showed a clinically meaningful and statistically significant result. According to the manuscript, “the risk of mortality during the 200-day post-transplantation period was 67% lower with orBec® treatment compared to placebo treatment (hazard ratio 0.33; 95% CI: 0.12, 0.89; p-value 0.03, Wald chi-square test).” The most common proximate causes of death by transplantation day-200 were relapse of the underlying malignancy and infection. Relapse of the underlying hematologic malignancy had contributed to the deaths of 9/67 patients (13.4%) in the placebo arm and 3/62 patients (4.8%) in the BDP arm. Infection contributed to the deaths of 9/67 patients (13.4%) in the placebo arm and 3/62 (4.8%) in the BDP arm. Acute or chronic GVHD was the proximate cause of death in 3/67 patients (4.5%) in the placebo arm and in 1/62 (1.6%) in the BDP arm.

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

Among the data reported in the January 2007 issue of Blood, the peer-reviewed Journal of the American Society of Hematology, orBec® showed continued survival benefit when compared to placebo one year after randomization in the pivotal Phase 3 clinical trial. Overall, 18 patients (29%) in the orBec® group and 28 patients (42%) in the placebo group died within one year of randomization (46% reduction in mortality, p-value 0.04).  Results from the Phase 2 trial also demonstrated enhanced long-term survival benefit with orBec® versus placebo. In that study, at one year after randomization, 6 of 31 patients (19%) in the orBec® group had died while 9 of 29 patients (31%) in the placebo group had died (45% reduction in mortality, p-value 0.26). Pooling the survival data from both trials demonstrated that the survival benefit of orBec® treatment was sustained long after orBec® was discontinued and extended well beyond 3 years after the transplantation. As of September 25, 2005, median follow-up of patients in the two trials was 3.5 years (placebo patients) and 3.6 years (orBec® patients), with a range of 10.6 months to 11.1 years. The risk of mortality was 37% lower for patients randomized to orBec® compared with placebo (p-value 0.03).

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

DOR202 (Oral BDP)

On September 12, 2007, we announced that our academic partner, the Fred Hutchinson Cancer Research Center (“FHCRC”), received a $1 million grant from the NIH to conduct preclinical studies of oral beclomethasone dipropionate (oral BDP, also the active ingredient in orBec®) for the treatment of GI radiation injury. While we will not receive any monetary benefit from this grant, we will benefit if this work is successful and it will enhance the value of our oral BDP programs. The purpose of the studies funded by the grant, entitled “Improving Gastrointestinal Recovery after Radiation,” is to evaluate the ability of three promising clinical-grade drugs, including oral BDP, given alone or in combination, that are likely to significantly mitigate the damage to the gastrointestinal epithelium caused by exposure to high doses of radiation using a well-established dog model. The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This type of therapy, if successful, would benefit cancer patients undergoing radiation, chemotherapy, or victims of nuclear-terrorism. In most radiation scenarios, injury to the hematopoietic (blood) system and gastrointestinal tract are the main determinants of survival. The studies will compare overall survival and markers of intestinal cell regeneration when the drug regimens are added to supportive care intended to boost proliferation of blood cells. The principal investigator of the study is George E. Georges, M.D., Associate Member of the FHCRC.

BioDefense Overview

RiVax™

RiVax™ is our proprietary vaccine developed to protect against exposure to ricin toxin, and is the first and only ricin toxin vaccine to be clinically tested in humans. Ricin is a potent glycoprotein toxin derived from the beans of castor plants. It can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a recent FBI Bioterror report released in November 2007 entitled Terrorism 2002-2005, which states that "Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations" (http://www.fbi.gov/publications/terror/terrorism2002_2005.pdf). The Centers for Disease Control (“CDC”) has classified ricin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

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

The development of RiVax™ has progressed significantly. In September 2006, we received a grant of approximately $5.2 million from NIAID, a division of the NIH, for the continued development of RiVax™, a recombinant vaccine against ricin toxin. This RiVax™ grant will provide approximately $5.2 million over a three year period to fund the development of animal models which will be used to correlate human immune response to the vaccine with protective efficacy in animals. This is necessary for ultimate licensure by the FDA, when human efficacy vaccine trials are not possible. This grant also supports the further biophysical characterization of the vaccine containing a well-characterized adjuvant that is needed to enhance the immune response to recombinant proteins. These studies will be required to assure that the vaccine is stable and potent over a period of years. A prototype version of RiVax™ has been evaluated in a Phase 1 clinical trial and was shown to be safe and effective, while also inducing ricin neutralizing antibodies as confirmed in subsequent animal studies.

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

In July 2007, we announced that the Office of Orphan Products Development ("OOPD") of the FDA has awarded a development grant for the further clinical evaluation of RiVax™. The grant was awarded to UTSW to further the development of RiVax™. We will not receive any monetary benefits from this grant; however, the successful completion of this work will enhance the value of our RiVax™ program and continue to move it forward. The principal investigator for the project is Dr. Vitetta, Director of the Cancer Immunobiology Center at UTSW. The award totals approximately $940,000 for three years and is to be used for the evaluation of an adjuvant for use with the vaccine. Typically, awards made by the OOPD are to support clinical trials for development of products that address rare diseases or medicines that would be used in numerically small populations. UTSW began a second Phase 1 human clinical trial with an adjuvanted formulation of RiVax™ in August of 2008.

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

In the context of oral and nasal formulations, we are developing a multivalent vaccine against botulinum neurotoxins serotypes A, B and E, which account for almost all human cases of disease. We have identified lead antigens against Serotypes A, B and E consisting of the Hc50 fragment of the botulinum toxin. Typically, vaccines given by mucosal routes are not immunogenic because they do not attach to immune inductive sites. In the case of the combination BT-VACC™, both the A and the B antigens were capable of attaching to cells in the mucosal epithelium and inducing an immune response with similar magnitude to the injected vaccine. Our preclinical data suggests that a bivalent formulation of serotypes A and B is completely effective at low, mid and high doses as an intranasal vaccine and completely effective at the higher dose level orally in animal models. The animals were given a small quantity of the bivalent combination vaccine containing each of the type A and type B antigens (10 micrograms) three times a day at two week intervals. All of the animals developed equivalent immune responses to A and B types in the serum. Importantly, they were then protected against exposure to each of the native toxin molecules given at 1000 fold the dose that causes lethality. The immune responses were also comparable to the same vaccines when given by intramuscular injection.

In July 2007, we announced that the first results from testing of a multivalent form of BT-VACC™ were published in the journal Infection and Immunity (Ravichandran et al., 2007, Infection and Immunity, v. 75, p. 3043). These results are the first to describe the protective immunity elicited by a multivalent vaccine that is active by the mucosal route. The vaccine consists of a combination of three non-toxic subunits of botulinum toxin that induced protection against the corresponding versions of the natural toxins. The results published in Infection and Immunity show that non-toxic subunits (protein components of the natural toxin) of three of the serotypes of botulinum toxin that cause almost all instances of human disease, namely serotypes A, B, and E, can be combined and delivered via nasal administration. The combination vaccine induced antibodies in the serum of mice and protected against subsequent exposure to high doses of a combination of the natural A, B, and E serotype neurotoxins. The combination vaccine also can induce protection when given mucosally as a booster to animals that have been given a primary vaccine injection.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in SFAS 2, Accounting for Research and Development Costs. Based on this consideration, we capitalized all outside legal and filing costs incurred in the procurement and defense of patents.

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

Revenue Recognition

Our revenues are generated from U.S. government grants and from NPAP sales of orBec®. The revenue from government grants are based upon subcontractor costs and internal costs covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. The NPAP revenues are recorded when the product is shipped.

Stock-Based Compensation

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123R and Emerging Issues Task Force (“EITF”) 96-18, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. The option’s price is re-measured using the Black-Scholes model at the end of each quarterly reporting period.

As stock options are exercised, common stock share certificates are issued via electronic transfer or physical share certificates by our transfer agent. Upon exercise, shares are issued from the amended 2005 equity incentive plan and increase the number of shares we have outstanding. There were no stock option exercises during the six months ended June 30, 2009 or during the year ended December 31, 2008. There were no forfeitures during the six months ended June 30, 2009 and forfeitures of 779,800 stock options during the year ended December 31, 2008. The intrinsic value of the stock options was zero.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors are fully vested upon issuance. Stock options issued to employees generally vest 25% upfront, then 25% each year for a period of three years. Stock options vest over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position the options will expire within six months.

The intrinsic value was calculated as the difference between our common stock closing price on the OTC BB at June 30, 2009 and the exercise price of the stock option issued multiplied by the number of shares underlying the stock options. Our common stock price at June 30, 2009 was $0.18.

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2009 Compared to 2008.

For the three months ended June 30, 2009, we had a net loss of $1,784,904 as compared to a net loss of $1,271,706 for the three months ended June 30, 2008, representing an increase of $513,198, or 40%. For the six months ended June 30, 2009, we had a net loss of $3,930,000 as compared to a net loss of $2,627,878 for the six months ended June 30, 2008, representing an increase of $1,302,122, or 50%. These increases are primarily attributed to increased spending of $391,313 and $1,382,310 in research and development for the three and six months ended June 30, 2009 over the same periods in 2008 related to the initiation of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD. For the six months ended June 30, 2009, there was a decrease in general and administrative expenses of $291,972, of which $270,000 was related to the commitment shares that were issued in connection with the Fusion Capital equity transaction during the three months ended March 31, 2008, and a resultant expense was recorded.  For the three months ended June 30, 2009, general and administrative expenses were generally flat as compared to the same period in 2008.

For the three and six months ended June 30, 2009 revenues and associated expenses relate to NIH Grants awarded in September 2004 and September 2006 and from NPAP sales of orBec®. The NIH grants support the research and development of our ricin and botulinum vaccines.

For the three months ended June 30, 2009, we had revenues of $332,315 as compared to $488,244 in the three months ended June 30, 2008, for a decrease of $155,929, or 32%. For the six months ended June 30, 2009, we had revenues of $862,632 as compared to $1,165,884 in the six months ended June 30, 2008, representing a decrease of $303,252, or 26%. During the three and six months ended June 30, 2009, we recorded $12,000 and $28,000, respectively, from our NPAP sales of orBec®. Our overall revenue was slightly lower during 2009 due to lower draw-downs from our NIH grants. We incurred costs related to that revenue for the three months ended June 30, 2009 and 2008 of $253,865 and $391,845, respectively, representing a decrease of $137,979, or 35%.  Such costs for the six months ended June 30, 2009 and 2008 were $671,174 and $921,024, respectively, representing a decrease of $249,849, or 27%. These costs relate to payments made to subcontractors and universities in connection with research performed in support of the grants.

Our gross profit for the three months ended June 30, 2009 was $78,450 as compared to $96,399 in the three months ended June 30, 2008, representing a decrease of $17,949, or 19%. Our gross profit for the six months ended June 30, 2009 was $191,458 as compared to $244,860 in the six months ended June 30, 2008, representing a decrease of $53,402, or 22%. The decrease was primarily due to a decrease in subcontracted reimbursed costs related to the grants.

Research and development spending increased by $391,313, or 53%, to $1,134,914 for the three months ended June 30, 2009 as compared to $743,601 for the same period in 2008. Research and development spending increased by $1,382,310, or 103%, to $2,725,913 for the six months ended June 30, 2009 as compared to $1,343,603 for the same period in 2008. During the first six months of 2009, we incurred expenses of $2,224,616 in connection with clinical preparation for the confirmatory Phase 3 clinical trial of orBec® for the treatment of GI GVHD. The Company’s primary vendor for such services was Numoda Corporation, which accumulated approximately $1,552,000 of these expenses.

General and administrative expenses increased only marginally by $24,002, or 4%, to $578,528 for the three months ended June 30, 2009, as compared to $554,526 for the same period in 2008. General and administrative expenses decreased by $291,972, or 21%, to $1,110,665 for the six months ended June 30, 2009, as compared to $1,402,637 for the same period in 2008. The decrease for the six month period was primarily due to the nonrecurring $270,000 charge in March 2008 resulting from the Fusion Capital equity transaction commitment shares.

Stock-based compensation expenses related to research and development increased $19,104, or 48%, to $58,687 for the three months ended June 30, 2009, as compared to $39,583 for the same period in 2008. Stock-based compensation expenses related to research and development increased $52,911, or 67%, to $132,077 for the six months ended June 30, 2009, as compared to $79,166 for the same period in 2008. These increases were related to stock options that were issued to newly hired employees and for options issued in the last quarter of 2008 that began vesting in 2009.

Stock-based compensation expenses related to general and administrative increased $61,166, or 166%, to $97,959 for the three months ended June 30, 2009, as compared to $36,793 for the same period in 2008. Stock-based compensation expenses related to general and administrative increased $96,823, or 132%, to $170,409 for the six months ended June 30, 2009, as compared to $73,586 for the same period in 2008. These increases were related to stock options that were issued to newly hired employees and for options issued in the last quarter of 2008 that began vesting in 2009.

Net interest income for the three months ended June 30, 2009 was $6,734 as compared to $6,398 for the three months ended June 30, 2008, representing a marginal increase of $336, or 5%. Net interest income for the six months ended June 30, 2009 was $17,606 as compared to $26,254 for the six months ended June 30, 2008, representing a decrease of $8,648, or 33%. This decrease is due to lower prevailing interest rates available on our cash balances in 2009 as compared to 2008.

Financial Condition

Cash and Working Capital

As of June 30, 2009, we had cash and cash equivalents of $4,844,172 as compared to $1,475,466 as of December 31, 2008, representing a $3,368,706 or 228% increase over prior year. As of June 30, 2009, we had working capital of $3,987,289 as compared to working capital of $537,183 as of December 31, 2008, representing an increase of $3,450,106, or 642%. The increase was the result of the execution of our collaboration agreement and ensuing sale of our common stock to our commercialization partner Sigma-Tau of $4.5 million, plus the $2.3 million in proceeds from the sale of our common stock and warrants to accredited investors, less cash used in operating activities over the period. We have used equity instruments to provide a portion of the compensation due to our employees, vendors and collaboration partners, and expect to continue to do so in the foreseeable future.

For the six months ended June 30, 2009, our cash used in operating activities was approximately $3,200,000, compared to $1,740,000 for the same period in 2008, representing an increase of $1,460,000 or 84%. This increase primarily relates to the initiation of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD.

Our business strategy can be outlined as follows:

•	initiate and execute the pivotal Phase 3 confirmatory clinical trial for orBec® in the treatment of acute GI GVHD;
•
identify a development and marketing partner for orBec® for territories outside of North America, as we have granted an exclusive license to Sigma-Tau to commercialize orBec® in the U.S., Canada and Mexico; Sigma-Tau will pay us a 35% royalty (inclusive of drug supply) on net sales in these territories as well as pay for commercialization expenses, including launch activities;

•	conduct and complete a Phase 2 clinical trial of orBec® for the prevention of acute GVHD;
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as radiation enteritis, radiation injury and Crohn’s disease;

•	make orBec® available worldwide through NPAP for the treatment of acute GI GVHD;
•	reinitiate development of our other BioTherapeutics products, namely LPMTM Leuprolide;
•	continue to secure additional government funding for each of our BioDefense programs, RiVaxTM and BT-VACCTM, through grants, contracts and procurements;
•
convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area;

•	acquire or in-license new clinical-stage compounds for development; and
•	explore other business development and acquisition strategies under which we may be considered to be an attractive acquisition candidate by another company.

Based on our current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant programs and potential minimal proceeds from the Fusion Capital transaction, we believe that our current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the third quarter of 2010.

Our plans with respect to our liquidity management include the following:

•
We have $1.1 million in active grant funding still available to support our ricin and botulinum toxin vaccine programs in 2009 and beyond.  Additionally, we have submitted additional grant applications for further support of these programs and others with various funding agencies, and received encouraging feedback to date on the likelihood of funding.

•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
•
We have approximately $7.8 million in available capacity under our Fusion Capital equity facility.  Although we have historically drawn amounts in modest amounts under this agreement, we could draw more within certain contractual parameters.

•
We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate.  However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

In the event that such growth is less than forecasted in our 2009-2010 operating plan, management has developed contingency plans to reduce our operating expenses. In the event we cannot maintain adequate liquidity, we could be compelled to implement further cost saving measures including headcount reductions.

Expenditures

Under existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our expenditures for the next 12 months to be approximately $4,100,000, not inclusive of BioDefense programs, or programs covered under existing NIH or orphan grants. We anticipate grant revenues in the next 12 months to offset research and development expenses for the development of our ricin and botulinum toxin vaccines in the amount of approximately $2,113,000, with $733,000 of that total amount contributing towards our overhead expenses.

The table below details our costs for research and development by program for the six months ended June 30:

	2009	2008
Program - Research & Development Expenses
orBec®	$ 2,224,617	$ 941,302
RiVax™	388,575	183,710
BT-VACC™	104,567	106,663
Oraprine™	3,000	3,500
LPM™-Leuprolide	5,154	108,428
Research & Development Expense	$ 2,725,913	$ 1,343,603

Program - Reimbursed under Grants
orBec®	$ 30,911	$ -
RiVax™	640,263	865,802
BT-VACC™	-	55,222
Reimbursed under Grants	$ 671,174	$ 921,024

TOTAL	$ 3,397,087	$ 2,264,627

Commitments

We have commitments of approximately $4.1 million at June 30, 2009 in connection with a collaboration agreement with Numoda for the execution of our upcoming confirmatory  Phase 3 clinical trial of orBec® that will begin in second half of 2009 and is expected to continue through second half of 2010.

We have several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On April 1, 2009, we entered into a sub-lease agreement thru March 31, 2012 to occupy office space in Princeton, New Jersey. We were required to provide 4 months of rent as a security deposit. The rent for the first 18 months will be approximately $7,500 per month, or $17.00 per square foot. This rent increases to approximately $7,650 per month, or $17.50 per square foot, for the remaining 18 months.

On April 24, 2008, we signed a three year lease for a copier.

On March 4, 2007, we entered into an investment banking agreement with RBC Capital Markets (“RBC”).  As a result of our transactions with Sigma-Tau, RBC claims that it is entitled to certain compensation under such agreement up to $1.6 million. We dispute that RBC is entitled to any compensation for the Sigma-Tau transactions and will vigorously defend any lawsuit filed by RBC.

On February 2007, our Board of Directors authorized the issuance of the following shares to Dr. Schaber, Mr. Myrianthopoulos, Dr. Brey and certain other employees and a consultant, upon the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of its assets are transferred from us and/or our stockholders to a third party: 1,000,000 common shares to Dr. Schaber; 750,000 common shares to Mr. Myrianthopoulos; 200,000 common shares to Dr. Brey; and 450,000 common shares to employees and a consultant shall be issued.

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment.

The Company has future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2009	$1,481,820	$47,024	$1,528,844
2010	2,775,420	95,398	2,870,818
2011	155,000	92,699	247,699
2012	155,000	22,950	177,950
2013	75,000	-	75,000
Total	$4,642,240	$258,071	$4,900,311

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 - CONTROLS AND PROCEDURES

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

                                                                                                           DOR BIOPHARMA, INC.

August 14, 2009	by /s/ Christopher J. Schaber Christopher J. Schaber, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

August 14, 2009	by /s/ Evan Myrianthopoulos Evan Myrianthopoulos Chief Financial Officer (Principal Financial Officer)
August 14, 2009	by /s/ Christopher P. Schnittker Christopher P. Schnittker, CPA Vice President of Administration and Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.                                                                                                                                          DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1                                         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.