Form 10-Q
period 2009-09-30
SOLIGENIX, INC.
filed 2009-11-13
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2009

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ____________  to  ____________

Commission File No. 000-16929

SOLIGENIX, INC.
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

At November 10, 2009, 185,501,158 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc.
Consolidated Balance Sheets

	September 30, 2009		December 31, 2008
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$7,487,317		$1,475,466
Grants receivable	762,246		278,316
Inventory, net	109,043		82,182
Prepaid expenses	162,994		86,837
Total current assets	8,521,600		1,922,801

Office and laboratory equipment, net	25,609		21,217
Intangible assets, net	1,431,648		1,418,717
Total assets	$9,978,857		$3,362,735

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,491,008		$1,015,005
Accrued compensation	222,835		370,614
Total current liabilities	1,713,843		1,385,619
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized; none issued or outstanding Common stock, $.001 par value; 400,000,000 shares authorized;		-		-
185,501,158 shares and 118,610,704 shares issued and outstanding in 2009 and 2008, respectively	185,501		118,610
Additional paid-in capital	115,987,637		104,176,253
Accumulated deficit	(107,908,124)		(102,317,747)
Total shareholders’ equity	8,265,014		1,977,116

Total liabilities and shareholders’ equity	$9,978,857		$3,362,735

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Operations
For the Three Months Ended September 30,
(Unaudited)

		2009	2008

Revenues, principally from grants		$766,645	$605,736
Cost of revenues		(584,329)	(538,182)
Gross profit		182,316	67,554

Operating expenses:
Research and development		1,109,333	60,238
General and administrative		617,735	410,336
Stock-based compensation - research and development		25,314	39,584
Stock-based compensation - general and administrative		90,922	36,792
Total operating expenses		1,843,304	546,950

Loss from operations		(1,660,988)	(479,396)

Other income:
Interest income, net		611	3,695

Net loss		$(1,660,377)	$(475,701)

Basic and diluted net loss per share	$	(0.01)	$-

Basic Basic and diluted weighted average common shares outstanding		168,093,600	102,767,174

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Operations
For the Nine Months Ended September 30,
(Unaudited)

		2009		2008

Revenues, principally from grants		$1,629,277		$1,771,620
Cost of revenues		(1,255,503)		(1,459,206)
Gross profit		373,774		312,414

Operating expenses:
Research and development		3,835,246		1,403,841
General and administrative		1,728,400		1,812,972
Stock based compensation - research and development		157,391		118,750
Stock based compensation - general and administrative		261,331		110,378
Total operating expenses		5,982,368		3,445,941

Loss from operations		(5,608,594)		(3,133,527)

Other income:
Interest income, net		18,217		29,948

Net loss		$(5,590,377)		$(3,103,579)

Basic and diluted net loss per share	$	(0.03)	$	(0.03)

Basic Basic and diluted weighted average common shares outstanding		161,446,898		100,478,733

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2008	118,610,704	$118,610	$104,176,253	($102,317,747)	$1,977,116
Issuance of common stock from private placements, net of expenses of $347,000	38,266,602	38,267	6,388,995		6,427,262
Issuance of common stock for collaboration and supply agreement to Sigma Tau	25,000,000	25,000	4,375,000		4,400,000
Issuance of common stock pursuant to equity line agreement	554,427	554	84,446		85,000
Issuance of common stock to vendors	2,500,000	2,500	297,500		300,000
Issuance of common stock warrants to vendors			127,712		127,712
Issuance of common stock to former employee	569,425	570	119,009		119,579

Stock-based compensation expense			418,722		418,722

Net loss				(5,590,377)	(5,590,377)
Balance, September 30, 2009	185,501,158	$185,501	$115,987,637	($107,908,124)	$8,265,014

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2009	2008
Operating activities:
Net loss	$(5,590,377)	$(3,103,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	126,411	107,804
Stock or warrants issued in exchange for services	427,712	394,161
Stock-based compensation	418,722	229,128
Stock issued to former employee	119,579	-
Change in operating assets and liabilities:
Grants receivable	(483,930)	(106,810)
Inventory	(26,861)	(83,182)
Prepaid expenses	(74,657)	(9,452)
Accounts payable	476,003	514,452
Accrued compensation	(147,778)	(67,784)
Total adjustments	835,201	978,317
Net cash used in operating activities	(4,755,176)	(2,125,262)

Investing activities:
Acquisition of intangible assets	(132,754)	(191,350)
Proceeds from sale of equipment	-	500
Purchase of office equipment	(10,981)	(3,900)
Net cash used in investing activities	(143,735)	(194,750)

Financing activities:
Net proceeds from sale of common stock	10,825,762	658,600
Proceeds from sale of common stock pursuant to equity line	85,000	127,500
Net cash provided by financing activities	10,910,762	786,100

Net increase (decrease) in cash and cash equivalents	6,011,851	(1,533,912)
Cash and cash equivalents at beginning of period	1,475,466	2,220,128
Cash and cash equivalents at end of period	$7,487,317	$686,216

Non-cash transactions: Non-cash stock payment to an institutional investor	$-	$270,000

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”), formerly known as DOR BioPharma, Inc., is a late-stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines. The Company maintains two active business segments: BioTherapeutics and BioDefense. Soligenix’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, including LPMTM-Leuprolide. Soligenix’s BioDefense business segment intends to convert its ricin toxin and botulinum toxin vaccine programs from early stage development to advanced development and manufacturing.

The Company generates revenues from the National Institutes of Health under three active BioDefense grants and its Named Patient Access Program (“NPAP”) partners for orBec®.

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

Liquidity

As of September 30, 2009, the Company had cash and cash equivalents of $7,487,317 as compared to $1,475,466 as of December 31, 2008, representing an increase of $6,011,851. This total was augmented in October 2009 by the receipt of $1 million from our North American collaboration partner Sigma-Tau Pharmaceuticals, inc. in connection with the initiation of our confirmatory Phase 3 clinical trial of orBec® for the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”).  As of September 30, 2009, the Company had working capital of $6,807,757 as compared to working capital of $537,182 as of December 31, 2008, representing an increase of $6,270,575.  The increase was the result of the execution of our collaboration agreement and ensuing sale of our common stock to our commercialization partner Sigma-Tau of $4.5 million, plus the $10.8 million in proceeds from the sale of our common stock and warrants to accredited investors, less the cash used in operating activities over the period.

For the nine months ended September 30, 2009, the Company’s cash used in operating activities was $4,755,176, as compared to $2,125,262 for the same period in 2008. The increase in spending was attributable to the preparation and conduct of the confirmatory Phase 3 clinical trial of orBec® in the treatment of GI GVHD.

Management’s business strategy can be outlined as follows:

•	complete the pivotal Phase 3 confirmatory clinical trial for orBec® in the treatment of acute GI GVHD;
•
identify a development and marketing partner for orBec® for territories outside of North America, as we have granted an exclusive license to Sigma-Tau to commercialize orBec® in the U.S., Canada and Mexico; Sigma-Tau will pay us a 35% royalty (inclusive of drug supply) on net sales in these territories as well as pay for commercialization expenses, including launch activities;

•	conduct a Phase 2 clinical trial of orBec® for the prevention of acute GVHD;
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as radiation enteritis, radiation injury and Crohn’s disease;

•	reinitiate development of our other BioTherapeutics products, including LPM™ Leuprolide;
•	continue to secure additional government funding for each of our BioDefense programs, RiVax™ and BT-VACC™, through grants, contracts and procurements;
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

Based on the Company’s current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant programs, and potential minimal proceeds from the Fusion Capital transaction, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the first quarter of 2011.

The Company’s plans with respect to its liquidity management include the following:

•
The Company has $9.7 million in active grant funding still available to support its ricin and botulinum toxin vaccine programs in 2009 and beyond.  Additionally, the Company has submitted additional grant applications for further support of these programs and others with various funding agencies, and received encouraging feedback to date on the likelihood of funding.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soligenix, Inc., and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment.

Grants Receivable

Receivables consist of unbilled amounts due from grants from the National Institutes of Health of the U.S. Federal Government for costs incurred prior to the period end.

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 730, Research and Development. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current products in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from Soligenix’s academic and industrial partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. The Company capitalizes such costs and amortizes intangibles over a period of 11 to 16 years.

The Company capitalized $132,754 and $191,350 in patent related costs during the nine months ended September 30, 2009 and 2008, respectively.

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

The Company did not record any impairment of intangible assets for the nine months ended September 30, 2009 or 2008.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials and overhead. All inventory for this period is finished goods and consists of orBec® treatments. The Company records an allowance as needed for excess inventory.  During the year ended December 31, 2008 an allowance of $100,000 was provided. This allowance will be evaluated on a quarterly basis and adjustments will be made as required. The Company did not make an adjustment to this allowance during the nine months ended September 30, 2009.

Fair Value of Financial Instruments

Accounting principles generally accepted in the U.S. require that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s financial instruments, which include grants receivable and current liabilities, are considered to be representative of their respective fair values.

Revenue Recognition

The Company’s revenues are generated from NIH grants and NPAP sales of orBec®. The revenue from NIH grants are based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. Revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant. Revenue from NPAP sales of orBec® are recognized when the product is shipped. The NPAP revenues are recorded when the product is shipped.

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

Stock-Based Compensation

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities of 125% and 120% for 2009 and 2008, respectively;
•	and average risk-free interest rates of 3.8% and 3.7% in 2009 and 2008, respectively.

The Company estimates these values based on the assumptions that have been historically available. The fair value of each option grant made during 2009 and 2008 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period. The Company awarded 750,000 and 2,812,500 stock options for the three and nine months ended September 30, 2009, respectively, while 50,000 stock options were granted during the nine months ended September 30, 2008.  No stock options were were granted during the three months ended September 30, 2008..

Stock compensation expense for options granted to non-employees has been determined in accordance with FASB ASC 718, Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. The option’s price is re-measured using the Black-Scholes model at the end of each three month reporting period.

Upon exercise, shares are issued from the amended 2005 equity incentive plan and increase the number of shares the Company has outstanding. There were no stock option exercises during the nine months ended September 30, 2009 or during the year ended December 31, 2008. There were forfeitures or expirations of 210,000 stock options during the nine months ended September 30, 2009 and forfeitures of 779,800 stock options during the year ended December 31, 2008. The intrinsic value of the stock options outstanding at September 30, 2009 was zero.

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

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors are fully vested upon issuance. Stock options issued to employees generally vest 25% upfront, then 25% each year for a period of three years. Stock options vest over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general when an employee or director terminates their position the options will expire within six months, unless otherwise extended by the Board.

The intrinsic value was calculated as the difference between the Company’s common stock closing price on the OTC BB at September 30, 2009 and the exercise price of the stock option issued multiplied by the number of shares underlying the stock options. The Company’s common stock price at September 30, 2009 was $0.28.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been recognized through September 30, 2009 due to the net operating losses incurred by the Company since its inception. Additionally, the Company has not recorded a liability for unrecognized tax benefits or uncertain tax positions at September 30, 2009 or 2008.

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

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	($1,660,377)	168,093,600	($0.01)	($475,701)	102,767,174	-

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	($5,590,377)	161,446,898	($0.03)	($3,103,579)	100,478,733	($0.03)

Options and warrants outstanding at September 30, 2009 and 2008 were 19,047,539 and 9,620,039 of options, and 42,097,874 and 20,657,219 of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2009 were $0.25 and $0.24, respectively. No options and warrants were included in the 2009 and 2008 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. The Codification supersedes existing GAAP for nongovernmental entities. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009 and thereafter. The implementation of these standards did not have any effect on the Company’s consolidated financial statements.

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

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events - Overall. FASB ASC 855-10 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under FASB ASC 855-10, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. The Company adopted FASB ASC 855-10 and it did not have an impact on the Company’s consolidated financial statements. There were no recognized or non-recognized subsequent events occurring after September 30, 2009 that required accounting or disclosure in accordance with FASB ASC 855-10. Subsequent events were evaluated to November 13, 2009, the date the financial statements of the Company were issued.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
September 30, 2009
Licenses	11.5	$ 462,234	$ 154,710	$ 307,524
Patents	8.8	2,003,355	879,231	1,124,124
Total	9.3	$2,465,589	$1,033,941	$1,431,648
December 31, 2008
Licenses	11.7	$ 462,234	$ 142,994	$ 319,240
Patents	9.0	1,870,603	771,126	1,099,477
Total	9.5	$2,332,837	$914,120	$1,418,717

Amortization expense was $44,000 and $119,824 for the three and nine months ended September 30, 2009, respectively. Amortization expense was $35,437 and $99,859 for the three and nine months ended September 30, 2008, respectively.

Based on the balance of licenses and patents at September 30, 2009, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2010	$ 165,000
2011	170,000
2012	175,000
2013	180,000
2014	185,000

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits to them other than within that period.

Note 4. Income Taxes

Deferred tax assets consist of the following:

	September 30, 2009	December 31, 2008
Net operating loss carry forwards	$ 32,025,000	$ 26,300,000
Orphan drug and research and development credit carry forwards	2,000,000	2,000,000
Other	3,300,000	3,300,000
Total	37,325,000	31,600,000
Valuation allowance	(37,325,000)	(31,600,000)
Net deferred tax assets	$ -	$ -

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

The net changes in the valuation allowance for nine months ended September 30, 2009 and the year ended December 31, 2008 were an increase of approximately $5,725,000 and $1,600,000, respectively, resulting primarily from net operating losses generated. As a result of the Company’s continuing tax losses, it has recorded a full valuation allowance against its net deferred tax assets.

The Company has no tax provision for the periods ended September 30, 2009 and 2008 due to losses and full valuation allowances against deferred tax assets.

Note 5. Shareholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the nine months ended September 30, 2009:

•
In eight separate transactions during the nine months ended September 30, 2009, the Company issued an aggregate of 554,427 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregate of $85,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

•
On September 28, 2009, the Company received $4,390,200 from the completed private placement of common stock and warrants to accredited investors. Under the terms of the agreements, the Company sold 17,352,567 common shares together with five year warrants to purchase up to 8,676,284 shares of the Company’s common stock at $0.278 per share, for an aggregate price of $4,390,200, or $0.253 per share, representing the market price as determined by the five-day average closing price of the Company’s common stock prior to the date of the agreements. The expiration date of the warrants can be accelerated if the Company's common stock meets certain price thresholds and the Company would receive additional gross proceeds of approximately $2,412,000 if they are all exercised. The Company’s North American collaboration partner, Sigma-Tau Pharmaceuticals, Inc., led this offering with an investment of $1 million.

•
In August 2009, 569,425 shares of the Company’s common stock were issued to the former controller, treasurer and secretary of the Company in partial settlement of certain compensation and severance liabilities pursuant to the employee’s employment agreement. The aggregate number of shares is subject to future adjustment for a six month period following the separation date should the market price fall below the original issuance price. The former employee was granted standard piggyback registration rights with respect to those shares. Compensation expense of  $119,579 was recorded in General & Administrative Expense for the three and nine months ended September 30, 2009 related to this issuance, representing the fair market value of the shares at the date of issuance.

•
On March 6, 2009, the Company issued 2,500,000 shares of common stock pursuant to the $400,000 ($300,000 of which was issued on this date) common stock equity investment agreement with its clinical trials management partner, Numoda Corporation (“Numoda”). These shares were priced at the then current market price of $0.12 per share. The remaining $100,000 investment will be completed in January 2010 and will either be paid in cash or in 833,334 shares of common if the market price falls below $0.12.  The investment follows the collaboration between the Company and Numoda announced on June 30, 2008 and represents partial payment by the Company under its collaboration agreement. The Company recognized $400,000 of research and development costs during March 2009 as a result of this transaction.

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

Warrants

During 2009, the Company issued 1,200,000 warrants to purchase common stock shares to consultants in exchange for their services. In January 2009, 50,000 warrants were issued to Strategic Outsourcing Solutions, LLC which had an exercise price of $0.10. In February 2009, 1,000,000 warrants were issued to George B. McDonald, M.D. which had an exercise price of $0.11. In June 2009, 150,000 warrants were issued to Griffin Securities Inc. which had an exercise price of $0.198. Expense charges of $127,712 were recorded during the nine months ended September 30, 2009.

Note 6. Commitments and Contingencies

The Company has commitments of approximately $3.3 million at September 30, 2009 in connection with a collaboration agreement with Numoda for the execution of our upcoming confirmatory Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in the first half of 2011.

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

In February 2007, the Company’s Board of Directors authorized the issuance of the following shares to Dr. Schaber, Mr. Myrianthopoulos, Dr. Brey and certain other employees and a consultant, upon the completion of a transaction, or series or a combination of related transactions negotiated by the Company’s Board of Directors whereby, directly or indirectly, a majority of the Company’s capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party: 1,000,000 common shares to Dr. Schaber; 750,000 common shares to Mr. Myrianthopoulos; 200,000 common shares to Dr. Brey; and 450,000 common shares to employees and a consultant shall be issued.

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

	Three Months Ended September 30,
	2009	2008
Revenues, Principally from Grants
BioDefense	$742,645	$565,118
BioTherapeutics	24,000	40,618
Total	$766,645	$605,736

Loss from Operations
BioDefense	$66,348	$23,403
BioTherapeutics	(1,113,629)	(305,920)
Corporate	(613,707)	(196,879)
Total	$(1,660,988)	$(479,396)
Amortization and Depreciation Expense
BioDefense	$24,594	$17,462
BioTherapeutics	20,594	14,679
Corporate	1,188	1,159
Total	$46,376	$33,300

Interest Income, Net
Corporate	$611	$3,695

Stock-Based Compensation
BioDefense	$7,484	$19,517
BioTherapeutics	17,830	20,067
Corporate	90,922	36,792
Total	$116,236	$76,376

	Nine Months Ended September 30,
	2009	2008
Revenues, Principally from Grants
BioDefense	$1,577,277	$1,731,002
BioTherapeutics	52,000	40,618
Total	$1,629,277	$1,771,620

Loss from Operations
BioDefense	$(50,824)	$(151,938)
BioTherapeutics	(3,740,515)	(1,353,831)
Corporate	(1,817,255)	(1,627,758)
Total	$(5,608,594)	$(3,133,527)

Amortization and Depreciation Expense
BioDefense	$69,159	$61,160
BioTherapeutics	53,957	42,671
Corporate	3,295	3,973
Total	$126,411	$107,804

Interest Income, Net
Corporate	$18,217	$29,948

Stock-Based Compensation
BioDefense	$58,898	$58,550
BioTherapeutics	98,493	60,200
Corporate	261,331	110,378
Total	$418,722	$229,128
	As of September 30, 2009	As of December 31, 2008

Identifiable Assets
BioDefense	$1,552,802	$1,221,901
BioTherapeutics	671,092	310,535
Corporate	7,754,963	1,830,299
Total	$9,978,857	$3,362,735

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2008.  This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview and Strategy

Soligenix, Inc., formerly known as DOR BioPharma, Inc., was incorporated in Delaware in 1987. We are a late-stage research and development biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines. We maintain two active business segments: BioTherapeutics and BioDefense. Our BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, including LPMTM-Leuprolide. Our BioDefense business segment intends to convert its ricin toxin, botulinum toxin, and anthrax vaccine programs from early stage development to advanced development and manufacturing.

Our business strategy can be outlined as follows:

•	complete the pivotal Phase 3 confirmatory clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”);
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
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract such as radiation enteritis, radiation injury and Crohn’s disease;

•	reinitiate development of our other biotherapeutics products, including LPMTM Leuprolide;
•	continue to secure additional government funding for each of our BioDefense programs, RiVaxTM and BT-VACCTM, through grants, contracts and procurements;
•
convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area;

•	make orBec® available worldwide through the NPAP for the treatment of acute GI GVHD;
•	acquire or in-license new clinical-stage compounds for development; and
•	explore other business development and acquisition strategies under which we may be considered to be an attractive acquisition candidate by another company.

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

Based on data from the prior Phase 3 study of orBec®, the current confirmatory Phase 3 study is a highly powered, double-blind, randomized, placebo-controlled, multi-center trial and will seek to enroll an estimated 166 patients.  The primary endpoint is the treatment failure rate at Study Day 80. This endpoint was successfully measured as a secondary endpoint (p-value  0.005) in the previous Phase 3 study as a key measure of durability following a 50-day course of treatment with orBec® (i.e., 30 days following cessation of treatment).

In addition to issued patents and pending worldwide patent applications held by or exclusively licensed to us, orBec® also benefits from orphan drug designations in the U.S. and in Europe for the treatment of GI GVHD, as well as an orphan drug designation in the U.S for the treatment of chronic GI GVHD.  Orphan drug designations provide for 7 and 10 years of post-approval market exclusivity in the U.S and Europe, respectively.

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

We recently reached agreement with the FDA on the design of a confirmatory, pivotal Phase 3 clinical trial evaluating our lead product orBec® for the treatment of acute GI GVHD. The agreement was made under the FDA’s Special Protocol Assessment (“SPA”) procedure. An agreement via the SPA procedure is an agreement with the FDA that a Phase 3 clinical trial design (e.g., endpoints, sample size, control group and statistical analyses) is acceptable to support a regulatory submission seeking new drug approval. After the study begins, the FDA can only change a SPA for very limited reasons. If and/or when the confirmatory Phase 3 trial is successful, we will file a complete response to the FDA action letter.  This response is expected to be designated a class II response with a corresponding FDA review time frame of 6 months.

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

We have entered into a collaboration agreement with Numoda Corporation for the execution of our upcoming confirmatory Phase 3 clinical trial of orBec®.  Collaborating with Numoda will allow us to take advantage of a scope of services including using their industry benchmarking capabilities to develop an operational and financial plan including the use of a proprietary management and oversight capabilities process. Barring any unforeseen modifications to the Phase 3 clinical program, Numoda will guarantee the agreed clinical trial budget against cost overruns. As part of the collaboration, Numoda has agreed to accept payment in our common stock in exchange for a portion of its services in connection with the conduct of the confirmatory Phase 3 clinical trial. To date, we have issued 2,847,222 shares of common stock to Numoda in partial payment for its services. Working with Numoda, we also will be able to take full advantage of early reporting of results to potential licensing partners and others. The confirmatory Phase 3 trial has been initiated and is expected to complete in the first half of 2011.

On July 12, 2007, we announced that patient enrollment commenced in a randomized, double blind, placebo-controlled, Phase 2 clinical trial of orBec® for the prevention of acute GVHD after allogeneic HCT with myeloablative conditioning regimens. The trial is being conducted by Paul Martin, M.D., at the FHCRC in Seattle, Washington and is being supported, in large part, by an NIH grant. We will not receive any direct monetary benefit from this grant, but if successful, this funded trial could serve to increase the value of our orBec®/oral BDP program.  The Phase 2 trial will seek to enroll up to 138 (92 orBec® and 46 placebo) patients. The primary endpoint of the trial is the proportion of subjects who develop acute GVHD with severity sufficient to require systemic immunosuppressive treatment on or before day 90 after transplantation.  Patients in this study will begin dosing at the start of the conditioning regimen and continue through day 75 following HCT. This trial is expected to complete in the first half of 2010.

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

On February 11, 2009, we entered into a collaboration and supply agreement with Sigma-Tau for the commercialization of orBec®. Sigma-Tau is a pharmaceutical company that develops novel therapies for the unmet needs of patients with rare diseases. Pursuant to this agreement, Sigma-Tau has an exclusive license to commercialize orBec® in the U.S., Canada and Mexico (the “Territory”). Sigma-Tau is obligated to make payments upon the attainment of significant milestones, as set forth in the agreement. The first milestone payment of $1 million was made in connection with the enrollment of the first patient in our confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD. Total additional milestone payments due from Sigma-Tau for orBec® under the agreement could reach up to $9 million. Sigma-Tau will pay us a 35% royalty (inclusive of drug supply) on net sales in the Territory as well as pay for commercialization expenses, including launch activities. In connection with the execution of the collaboration and supply agreement, we entered into a common stock purchase agreement with Sigma-Tau pursuant to which we sold 25 million shares of our common stock to Sigma-Tau for $0.18 per share, for an aggregate price of $4,500,000.  The purchase price is equal to one hundred fifty percent (150%) of the average trading price of our common stock over the five trading days prior to February 11, 2009.  On November 26, 2008, prior to entering the collaboration agreement, we sold Sigma-Tau 16,666,667 common shares at $0.09 per share (the market price at the time) for proceeds of $1,500,000 in exchange for the exclusive right to negotiate a collaboration deal with us until March 1, 2009.

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

About Allogeneic Bone Marrow/Hematopoietic Cell Transplantation (HCT)

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

Future Potential Indications of orBec® and Oral BDP

Based on its pharmacological characteristics, orBec® may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following HCT, as well as GVHD which also occurs following organ allograft transplantation. We initiated a Phase 2 trial of orBec® in the prevention of acute GVHD in the third quarter of 2007 which is expected to complete in the first half of 2010. We expect to begin a Phase 2 clinical trial in chronic GI GVHD in the second half or 2010.  In addition, we are exploring the possibility of testing oral BDP (the active ingredient in orBec®) for local inflammation associated with Crohn’s Disease, Lymphocytic Colitis, Irritable Bowel Syndrome, Ulcerative Colitis, among other indications.

SGX201

On December 8, 2008, we announced that the FDA has completed its review and cleared the Investigational New Drug (“IND”) application for SGX201, a time-release formulation of oral BDP, for the prevention of acute radiation enteritis. Consequently, we are able to initiate a Phase 1/2 clinical trial in acute radiation enteritis, expected to occur in the second half of 2009.  On January 6, 2009, we also announced that SGX201 also received “Fast Track” designation from the FDA. Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit an NDA for SGX201 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review, which implies an abbreviated review time of six months.

SGX201 contains BDP, a highly potent, topically active corticosteroid that has a local effect on inflamed tissue. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in inhalation products for the treatment of patients with allergic rhinitis and asthma.  BDP is also the active ingredient in orBec®, currently in Phase 3 and Phase 2 development by Soligenix for the treatment and prevention of GI GVHD, respectively.  SGX201 is a time-release formulation of BDP specifically designed for oral use.

We plan to initiate a Phase 1/2 clinical trial in acute radiation enteritis in the second half of 2009.  Patients with rectal cancer who are scheduled to undergo concurrent radiation and chemotherapy prior to surgery will be enrolled in four dose groups.   The objectives of the study are to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. This program is supported in part by a $500,000 two-year Small Business Innovation Research (“SBIR”) grant awarded by the NIH.

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

SGX202

On September 12, 2007, we announced that our academic partner, the Fred Hutchinson Cancer Research Center (“FHCRC”), received a $1 million grant from the NIH to conduct preclinical studies of oral beclomethasone dipropionate (oral BDP, also the active ingredient in orBec®) for the treatment of GI radiation injury. While we will not receive any monetary benefit from this grant, we will benefit if this work is successful and it will enhance the value of our oral BDP programs. The purpose of the studies funded by the grant, entitled “Improving Gastrointestinal Recovery after Radiation,” is to evaluate the ability of three promising clinical-grade drugs, including oral BDP, given alone or in combination, that are likely to significantly mitigate the damage to the gastrointestinal epithelium caused by exposure to high doses of radiation using a well-established dog model. The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This type of therapy, if successful, would benefit cancer patients undergoing radiation, chemotherapy, or victims of nuclear-terrorism. In most radiation scenarios, injury to the hematopoietic (blood) system and gastrointestinal tract are the main determinants of survival. The studies will compare overall survival and markers of intestinal cell regeneration when the drug regimens are added to supportive care intended to boost proliferation of blood cells. The principal investigator of the study is George E. Georges, M.D., Associate Member of the FHCRC. Our rights to the use of SGX202 are through our license with George McDonald.

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

In preclinical studies, the LPM™ delivery technology significantly enhanced the ability of leuprolide to pass through the intestinal epithelium in comparison to leuprolide alone. Leuprolide is a synthetic peptide agonist of gonadotropin releasing hormone, which is used in the treatment of prostate cancer in men and endometriosis in women. Leuprolide exhibits poor intestinal absorption from an aqueous solution with the oral bioavailability being less than 5%. Utilizing LPM™ in rats and dogs, the bioavailability of leuprolide averaged 30% compared to 2.2% for the control oral solution. Based on these promising preclinical data, we anticipate preparing for a Phase 1 study in humans to confirm these findings.

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

BioDefense Overview

RiVax™

RiVax™ is our proprietary vaccine developed to protect against exposure to ricin toxin, and is the first and only ricin toxin vaccine to be clinically tested in humans. Ricin is a potent glycoprotein toxin derived from the beans of castor plants. It can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a recent FBI Bioterror report released in November 2007 entitled Terrorism 2002-2005, which states that "Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations" (ttp://www.fbi.gov/publications/terror/terrorism2002_2005.pdf ). The Centers for Disease Control (“CDC”) has classified ricin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

We have announced positive Phase 1 clinical trial results for RiVax™ which demonstrated that the vaccine is well tolerated and induces antibodies in humans that neutralize the ricin toxin. The functional activity of the antibodies was confirmed by animal challenge studies in mice which survived exposure to ricin toxin after being injected with serum samples from the volunteers. The outcome of the study was published in the Proceedings of the National Academy of Sciences. A second Phase 1 trial is currently underway utilizing an adjuvanted formulation and is expected to complete in the first half of 2010.

The initial Phase 1 clinical trial was conducted by Dr. Ellen Vitetta at the University of Texas Southwestern Medical Center (“UTSW”) at Dallas, Soligenix's academic partner on the RiVax™ program. The National Institutes of Health (“NIH”) has awarded us two grants: one for $6.4 million and one for $5.2 million for a total of $11.6 million for the development of RiVax™ covering process development, scale-up and cGMP manufacturing, and preclinical toxicology testing pursuant to the FDA’s “animal rule,” which has supported our research from 2004 to present.

The development of RiVax™ has progressed significantly. In September 2006, in addition to an earlier grant of $6.4 million, we received a grant of approximately $5.2 million from NIAID, a division of the NIH, for the continued development of RiVax™, a recombinant vaccine against ricin toxin. This RiVax™ grant will provide approximately $5.2 million over a three year period to fund the development of animal models which will be used to correlate human immune response to the vaccine with protective efficacy in animals. This is necessary for ultimate licensure by the FDA, when human efficacy vaccine trials are not possible. This grant also supports the further biophysical characterization of the vaccine containing a well-characterized adjuvant that is needed to enhance the immune response to recombinant proteins. These studies will be required to assure that the vaccine is stable and potent over a period of years. A prototype version of RiVax™ has been evaluated in a Phase 1 clinical trial and was shown to be safe and effective, while also inducing ricin neutralizing antibodies as confirmed in subsequent animal studies.

On September 21, 2009, we announced that we were awarded a $9.4 Million grant from NIAID.  The grant will fund, over a five-year period, the development of formulation and manufacturing processes for vaccines,  including RiVaxTM, that are stable at elevated temperatures.  The grant will also fund the development of improved thermostable adjuvants expected to result in rapidly acting vaccines that can be given with fewer injections over shorter intervals. The development of heat-stable vaccines will take advantage of combining several novel formulation processes with well characterized adjuvants that have been evaluated in numerous vaccine field trials.  The formulation and process technology funded by the grant will be applied to the further development of RiVaxTM, a subunit vaccine for prevention of ricin toxin lethality and morbidity.  The grant will also address the development of manufacturing processes and animal model systems necessary for the preclinical characterization of vaccine formulations.  Further, the grant will fund the concurrent development of at least one other protein subunit vaccine, which is currently expected to be an anthrax vaccine.  This could lead to new subunit vaccines that would bypass current cold chain requirements for storage and distribution.  Vaccines to be stored in the Strategic National Stockpile (SNS) and used under emergency situations for biodefense are expected to have long-term shelf life.

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

In July 2007, we announced that the Office of Orphan Products Development ("OOPD") of the FDA has awarded a development grant for the further clinical evaluation of RiVax™. The grant was awarded to UTSW to further the development of RiVax™. We will not receive any monetary benefits from this grant; however, the successful completion of this work will enhance the value of our RiVax™ program and continue to move it forward. The principal investigator for the project is Dr. Vitetta, Director of the Cancer Immunobiology Center at UTSW. The award totals approximately $940,000 for three years and is to be used for the evaluation of an adjuvant for use with the vaccine. Typically, awards made by the OOPD are to support clinical trials for development of products that address rare diseases or medicines that would be used in numerically small populations. UTSW began a second Phase 1 human clinical trial with an adjuvanted formulation of RiVax™ in August of 2008 and which is expected to complete in the first half of 2010.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in FASB ASC 730, Research and Development. Based on this consideration, we capitalized all outside legal and filing costs incurred in the procurement and defense of patents.

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

We capitalize and amortize intangibles over a period of 11 to 16 years. We capitalize legal costs associated with the protection and maintenance of our patents and rights for our current products in both the domestic and international markets. As a late stage research and development company with drug and vaccine products in an often lengthy clinical research process, we believe that patent rights are one of our most valuable assets. Patents and patent applications are a key currency of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industrial partners. These rights can also be sold or sub-licensed as part of our strategy to partner our products at each stage of development. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. Therefore, our policy is to capitalize these costs and amortize them over the remaining useful life of the patents. We capitalize intangible assets’ alternative future use as referred to in FASB ASC 350, Intangibles – Goodwill and Other and FASB ASC 730, Research and Development.

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

Revenue Recognition

Our revenues are generated from NIH grants and from NPAP sales of orBec®. The revenue from government grants are based upon subcontractor costs and internal costs covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. NPAP revenues are recorded when the product is shipped.

Stock-Based Compensation

Stock compensation expense for options granted to non-employees has been determined in accordance with FASB ASC 718, Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. The option’s price is remeasured using the Black-Scholes model at the end of each quarterly reporting period.

As stock options are exercised, common stock share certificates are issued via electronic transfer or physical share certificates by our transfer agent. Upon exercise, shares are issued from the amended 2005 equity incentive plan and increase the number of shares we have outstanding. There were no stock option exercises during the nine months ended September 30, 2009 or during the year ended December 31, 2008. There were forfeitures or expirations of 10,000 and 125,000 stock options during the three and nine months ended September 30, 2009, respectively, and expirations of 100,000 and 579,000 stock options during the same periods in the prior year. The intrinsic value of the stock options was zero.
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

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors are fully vested upon issuance. Stock options issued to employees generally vest 25% upfront, then 25% each year for a period of three years. Stock options vest over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position the options will expire within six months unless otherwise extended by the Board.

The intrinsic value was calculated as the difference between our common stock closing price on the OTC BB at September 30, 2009 and the exercise price of the stock option issued multiplied by the number of shares underlying the stock options. Our common stock price at September 30, 2009 was $0.28.

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to 2008

For the three months ended September 30, 2009, we had a net loss of $1,660,377 as compared to a net loss of $475,701 for same period in the prior year, representing an increase of $1,184,676, or 249%. For the nine months ended September 30, 2009, we had a net loss of $5,590,377 as compared to a net loss of $3,103,579 for the same period in the prior year, representing an increase of $2,486,798, or 80%. These increases are primarily attributed to increased spending of $1,049,095 and $2,431,705 in research and development for the three and nine months ended September 30, 2009, respectively, over the same periods in 2008 related to the preparation and conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD. For the nine months ended September 30, 2009, there was a decrease in general and administrative expenses of $84,572, which reflects the $270,000 expense recorded in first quarter 2008 related to the Fusion Capital commitment shares, offset by staffing increases this year.  For the three months ended September 30, 2009, general and administrative expenses increased $207,399 over the same period in 2008 primarily related to staffing related costs this year.

For the three and nine months ended September 30, 2009, revenues and associated costs relate to NIH grants awarded in September 2004 and September 2006 and from the NPAP sales of orBec®. The NIH grants support the research and development of our ricin and botulinum vaccines. For the three months ended September 30, 2009, we had revenues of $766,645 as compared to $605,736 for the same period in the prior year, representing an increase of $160,909, or 27%. For the nine months ended September 30, 2009, we had revenues of $1,629,277 as compared to $1,771,620 for the same period in the prior year, representing a decrease of $142,343, or 8%. During the three and nine months ended September 30, 2009, we recorded $24,000 and $52,000, respectively, from our NPAP sales of orBec® and are included in the above revenue figures. Our overall revenue was lower in 2009 versus 2008 due to lower draw-downs from our NIH grants. We incurred costs related to that revenue for the three months ended September 30, 2009 and 2008 of $584,329 and $538,182, respectively, representing a decrease of $46,147, or 9%.  Such costs for the nine months ended September 30, 2009 and 2008 were $1,255,503 and $1,459,206, respectively, representing a decrease of $203,703, or 14%. These costs relate to payments made to subcontractors in connection with research performed in support of the grants.

Our gross profit for the three months ended September 30, 2009 was $182,316 as compared to $67,554 for the same period in the prior year, representing an increase of $114,762, or 170%. Our gross profit for the nine months ended September 30, 2009 was $373,774 as compared to $312,414 for the same period in the prior year, representing an increase of $61,360, or 20%. The increase was primarily due to an increase in subcontracted reimbursed costs related to the grants.

Research and development spending increased by $1,049,095, or 1,742%, to $1,109,333 for the three months ended September 30, 2009 as compared to $60,238 for the same period in 2008. Research and development spending increased by $2,431,405, or 173%, to $3,835,246 for the nine months ended September 30, 2009 as compared to $1,403,841 for the same period in 2008. During the first nine months of 2009, we incurred expenses of $3,098,211 in connection with the preparation and conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of GI GVHD. Our primary vendor for such services was Numoda Corporation, which represented approximately $2,268,000 of these expenses.

General and administrative expenses increased by $207,399, or 51%, to $617,735 for the three months ended September 30, 2009, as compared to $410,336 for the same period in 2008. General and administrative expenses decreased marginally by $84,572, or 5%, to $1,728,400 for the nine months ended September 30, 2009, as compared to $1,812,972 for the same period in 2008. The decrease for the nine month period was primarily due to the nonrecurring $270,000 charge in March 2008 resulting from the Fusion Capital equity transaction commitment shares.

Stock-based compensation expenses related to research and development decreased $14,270, or 36%, to $25,314 for the three months ended September 30, 2009, as compared to $39,584 for the same period in 2008. Stock-based compensation expenses related to research and development increased $38,641, or 33%, to $157,391 for the nine months ended September 30, 2009, as compared to $118,750 for the same period in 2008. These increases were related to stock options that were issued to employees hired in 2009 and for options issued in the last quarter of 2008 that began vesting in 2009.

Stock-based compensation expenses related to general and administrative increased $54,130, or 147%, to $90,922 for the three months ended September 30, 2009, as compared to $36,792 for the same period in 2008. Stock-based compensation expenses related to general and administrative increased $150,953, or 137%, to $261,331 for the nine months ended September 30, 2009, as compared to $110,378 for the same period in 2008. These increases were related to stock options that were issued to employees hired in 2009 and for options issued in the last quarter of 2008 that began vesting in 2009.

Net interest income for the three months ended September 30, 2009 was $611 as compared to $3,695 for the same period in the prior year, representing a decrease of $3,084, or 83%. Net interest income for the nine months ended September 30, 2009 was $18,217 as compared to $29,948 for the same period in the prior year, representing a decrease of $11,731, or 39%. This decrease is due to lower prevailing interest rates available on our cash balances in 2009 as compared to 2008.

Financial Condition

Cash and Working Capital

As of September 30, 2009, we had cash and cash equivalents of approximately $7,487,000 as compared to $1,475,000 as of December 31, 2008, representing a $6,012,000 or 408% increase over prior year. This total was augmented in October 2009 by the receipt of $1 million from our North American collaboration partner Sigma-Tau Pharmaceuticals, inc. in connection with the initiation of our confirmatory Phase 3 clinical trial of orBec® for the treatment of GI GVHD.  As of September 30, 2009, we had working capital of approximately $6,808,000 as compared to working capital of $537,000 as of December 31, 2008, representing an increase of $6,271,000. The increase was the result of the execution of our collaboration agreement and ensuing sale of our common stock to our commercialization partner Sigma-Tau of $4.5 million, plus the $10.8 million in proceeds from the sale of our common stock and warrants to accredited investors, less the cash used in operating activities over the period. We have used equity instruments to provide a portion of the compensation due to our employees, vendors and collaboration partners, and expect to continue to do so in the foreseeable future.

For the nine months ended September 30, 2009, our cash used in operating activities was approximately $4,755,000, compared to $2,125,000 for the same period in 2008, representing an increase of $2,630,000 or 123%. This increase primarily relates to the preparation and conduct of our confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD.

Our business strategy can be outlined as follows:

•	complete the pivotal Phase 3 confirmatory clinical trial for orBec® in the treatment of acute GI GVHD;
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

•	reinitiate development of our other BioTherapeutics products, including LPMTM Leuprolide;
•	continue to secure additional government funding for each of our BioDefense programs, RiVaxTM and BT-VACCTM, through grants, contracts and procurements;
•
convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area;

•	make orBec® available worldwide through the NPAP for the treatment of acute GI GVHD;
•	acquire or in-license new clinical-stage compounds for development; and
•	explore other business development and acquisition strategies under which we may be considered to be an attractive acquisition candidate by another company.

Based on our current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant programs and potential minimal proceeds from the Fusion Capital transaction, we believe that our current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the first quarter of 2011.

Our plans with respect to our liquidity management include the following:

•
We have $9.7 million in active grant funding still available to support our ricin and botulinum toxin vaccine programs in 2009 and beyond.  Additionally, we have submitted additional grant applications for further support of these programs and others with various funding agencies, and received encouraging feedback to date on the likelihood of funding.

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

Expenditures

Under existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our expenditures for the next 12 months to be approximately $4.1 million, not inclusive of BioDefense programs, or programs covered under existing NIH or orphan grants. We anticipate grant revenues in the next 12 months to offset research and development expenses for the development of our ricin and botulinum toxin vaccines in the amount of approximately $1,534,000, with $363,000 of that total amount contributing towards our overhead expenses.

The table below details our costs for research and development by program and amount reimbursed under grants for the nine months ended September 30:

	2009	2008
Research & Development Expenses
orBec®	$ 3,098,212	$ 884,341
RiVax™	573,575	249,318
BT-VACC™	151,228	154,795
Oraprine™	4,500	4,000
LPM™-Leuprolide	7,731	111,387
Total	$ 3,835,246	$ 1,403,841

Reimbursed under Grants
orBec®	$ 32,024	$ 110,551
RiVax™	1,223,479	1,266,049
BT-VACC™	-	82,606
Total	$ 1,255,503	$ 1,459,206

Grand Total	$ 5,090,749	$ 2,863,047

Commitments

We have commitments of approximately $3.3 million as of September 30, 2009 in connection with a collaboration agreement with Numoda for the execution of our confirmatory  Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in first half of 2011.

We have several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On April 1, 2009, we entered into a sub-lease agreement through March 31, 2012 for office space in Princeton, New Jersey. We were required to provide 4 months of rent as a security deposit. The rent for the first 18 months will be approximately $7,500 per month, or $17.00 per square foot. This rent increases to approximately $7,650 per month, or $17.50 per square foot, for the remaining 18 months.

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

We have future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2009	$ 740,910	$ 23,512	$764,422
2010	2,775,420	95,398	2,870,818
2011	155,000	92,699	247,699
2012	155,000	22,950	177,950
2013	75,000	-	75,000
Total	$3,901,330	$234,559	$4,135,889

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

PART II - OTHER INFORMATION.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2009, 569,425 shares of the Company’s common stock were issued to the former controller, treasurer and secretary of the Company in partial settlement of certain compensation and severance liabilities pursuant to the employee’s employment agreement. The aggregate number of shares is subject to future adjustment for a six month period following the separation date should the market price fall below the original issuance price. The former employee was granted standard piggyback registration rights with respect to those shares. The issuance of shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the former employee had knowledge of all material information about the Company.

ITEM 5 - EXHIBITS

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

                                                                                                           SOLIGENIX, INC.

November 13, 2009	by /s/ Christopher J. Schaber Christopher J. Schaber, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
November 13, 2009	by /s/ Evan Myrianthopoulos Evan Myrianthopoulos Chief Financial Officer (Principal Financial Officer)
November 13, 2009	by /s/ Christopher P. Schnittker Christopher P. Schnittker, CPA Vice President of Administration and Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.                                                      DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1                                        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.