Form 10-Q
period 2010-03-31
SOLIGENIX, INC.
filed 2010-05-14
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

or

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

At May 14, 2010, 186,972,036 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$5,931,958	$7,692,011
Grants receivable	57,028	23,632
Inventory, net	40,053	42,865
Prepaid expenses	146,342	141,313
Total current assets	6,175,381	7,899,821

Office furniture and equipment, net	20,381	21,172
Intangible assets, net	1,109,776	1,463,289
Total assets	$7,305,538	$9,384,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$961,665	$844,857
Accrued compensation	31,190	365,199
Total current liabilities	992,855	1,210,056
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 400,000,000 shares authorized;186,888,036 shares and 185,655,720 shares issued and outstanding in 2010 and 2009, respectively	186,888	185,656
Additional paid-in capital	116,614,255	116,340,770
Accumulated deficit	(110,488,460)	(108,352,200)
Total shareholders’ equity	6,312,683	8,174,226

Total liabilities and shareholders’ equity	$7,305,538	$9,384,282

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

	2010		2009

Revenues, principally from grants		$335,796	$530,317
Cost of revenues		273,773	417,309
Gross profit		62,023	113,008

Operating expenses:
Research and development		1,598,291	1,590,999
General and administrative		538,097	532,137
Stock-based compensation - research and development		40,204	73,390
Stock-based compensation - general and administrative		22,059	72,450
Total operating expenses		2,198,651	2,268,976

Loss from operations		(2,136,628)	(2,155,968)

Other income:
Interest income		1,691	11,190
Interest expense		(1,323)	(318)

Total other income		368	10,872

Net loss		$(2,136,260)	$(2,145,096)

Basic and diluted net loss per share	$	(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding		186,513,653	148,911,114

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2010
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2009	185,655,720	$185,656	$116,340,770	$(108,352,200)	$8,174,226
Issuance of common stock pursuant to equity line agreement – Fusion	294,091	294	69,706	-	70,000
Issuance of common stock to vendors	403,225	403	104,435	-	104,838
Issuance of common stock warrants to vendors	-	-	1,916	-	1,916
Issuance of common stock for option and warrant exercises	535,000	535	35,165	-	35,700
Stock-based compensation expense	-	-	62,263	-	62,263
Net loss	-	-	-	(2,136,260)	(2,136,260)
Balance, March 31, 2010	186,888,036	$186,888	$116,614,255	$(110,488,460)	$6,312,683

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(2,136,260)	$(2,145,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	46,252	39,934
Stock or warrants issued in exchange for services	106,754	490,227
Stock-based compensation	62,263	145,840
Capitalized patent write-off	378,501	-
Change in operating assets and liabilities:
Grants receivable	(33,396)	129,188
Inventory	2,812	2,812
Prepaid expenses	(5,029)	10,765
Accounts payable	116,808	(76,992)
Accrued compensation	(334,009)	(203,286)
Total adjustments	340,956	538,488
Net cash used in operating activities	(1,795,304)	(1,606,608)

Investing activities:

Acquisition of intangible assets	(69,502)	(46,622)
Purchase of office equipment	(947)	(4,069)
Net cash used in investing activities	(70,449)	(50,691)

Financing activities:
Net proceeds from sale of common stock	-	6,690,200
Proceeds from sale of common stock pursuant to equity line	70,000	5,001

Proceeds from exercise of options and warrants	35,700	-
Net cash provided by financing activities	105,700	6,695,201

Net (decrease) increase in cash and cash equivalents	(1,760,053)	5,037,902
Cash and cash equivalents at beginning of period	7,692,011	1,475,466
Cash and cash equivalents at end of period	$5,931,958	$6,513,368

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a late-stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. The Company maintains two active business segments: BioTherapeutics and BioDefense. Soligenix’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, including LPMTM-Leuprolide. Soligenix’s BioDefense business segment intends to convert its ricin toxin vaccine and radiation injury programs from early stage development to advanced development and manufacturing.

The Company generates revenues from the National Institutes of Health under three active grants, from its collaboration partner Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”), and from its Named Patient Access Program (“NPAP”) partners for orBec®.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability.

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Liquidity

As of March 31, 2010, the Company had cash and cash equivalents of $5,931,958 as compared to $7,692,011 as of December 31, 2009, representing an decrease of $1,760,053 or 23%.  As of March 31, 2010, the Company had working capital of $5,182,526 as compared to working capital of $6,689,765 as of December 31, 2009, representing a decrease of $1,507,239 or 23%.   For the three months ended March 31, 2010, the Company’s cash used in operating activities was $1,795,304 as compared to $1,606,608 for the same period in 2009. This increase in spending was attributable to the conduct of the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD.

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

•	complete the Phase 2 clinical trial of orBec® for the prevention of acute GVHD;
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as acute radiation enteritis, radiation injury and Crohn’s disease;

•	reinitiate development of our other BioTherapeutics products, such as LPM™ Leuprolide;
•	continue to secure additional government funding for each of our BioTherapeutics and BioDefense programs through grants, contracts and/or procurements;
•
convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area;

•	acquire or in-license new clinical-stage compounds for development; and
•	explore other business development and acquisition strategies.

Based on the Company’s current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant programs, and potential minimal proceeds from the Fusion Capital transaction, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the second quarter of 2011.

The Company’s plans with respect to its liquidity management include the following:

•
The Company has $9.6 million in active grant funding still available to support its research programs in 2010 and beyond.  Additionally, the Company has submitted additional grant applications for further support of these programs and others with various funding agencies, and received encouraging feedback to date on the likelihood of funding.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company has approximately $7.7 million in available capacity under its Fusion Capital equity facility.  Although the Company has historically drawn down modest amounts under this agreement, the Company could draw more within certain contractual parameters.

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

Note 2. Summary of Significant Accounting Policies

The following list includes only updates to the Company’s significant accounting policies. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

During the three months ended March 31, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its anticipated return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

The Company capitalized $69,502 and $46,622 in patent related costs during the three months ended March 31, 2010 and 2009, respectively.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2010 or 2009.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials and overhead. Inventory consists of finished goods related to the orBec® NPAP. The Company records an allowance as needed for excess inventory.  During the year ended December 31, 2009 an allowance of $150,000 was provided. This allowance will be evaluated on a quarterly basis and adjustments will be made as required. The Company did not make an adjustment to this allowance during the three months ended March 31, 2010.

Revenue Recognition

The Company’s revenues are generated from NIH grants, the achievement of licensing milestones, and NPAP sales of orBec®. The revenue from NIH grants are based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant. Licensing milestone revenues are recorded when earned. Revenue from NPAP sales of orBec® are recognized when the product is shipped.

Stock-Based Compensation

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors are fully vested upon issuance. Stock options issued to employees generally vest 25% upfront, then 25% each subsequent year for a period of three years. Stock options vest over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position the options will expire within six months, unless otherwise extended by the Board.

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities of 129% and 125% for 2010 and 2009, respectively; and
•	risk-free interest rates of 1.9% and 3.7% in 2010 and 2009, respectively.

The Company estimates these values based on the assumptions that have been historically available. The fair value of each option grant made during 2010 and 2009 was estimated on the date of each grant using the Black-Scholes option pricing model and is then amortized ratably over the option’s vesting periods, which approximates the service period. The Company awarded 20,000 and 1,500,000 stock options to new employees and a Board member for the three months ended March 31, 2010 and 2009, respectively.

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

Upon exercise, shares are issued from the amended 2005 equity incentive plan and increase the number of shares the Company has outstanding. There were 475,000 shares of stock options exercised and 9,000 shares of stock options that expired during the three months ended March 31, 2010.

The intrinsic value of the stock options outstanding at March 31, 2010 was zero.  The intrinsic value was calculated as the difference between the Company’s common stock closing price on the Over-the-Counter Bulletin Board at March 31, 2010 and the exercise price of the stock option issued multiplied by the number of shares underlying the stock options. The Company’s common stock price at March 31, 2010 was $0.27.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2010 due to the net operating losses incurred by the Company since its inception. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2010 or 2009.

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

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(2,136,260)	186,513,653	$(0.01)	$(2,145,096)	148,911,114	$(0.01)

Options and warrants outstanding at March 31, 2010 and 2009 were 18,847,539 and 17,860,039 of options, and 42,427,874 and 41,233,755 of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2010 were each $0.24 per share. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2009 were $0.25 and $0.16 per share, respectively. No options and warrants were included in the 2010 and 2009 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

Recently Issued Accounting Standards

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

In December 2009, the FASB updated ASC 810, Consolidations, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective at the start of the reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The implementation of this standard did not have any effect on the Company’s consolidated financial statements.

Note 3. Office Furniture and Equipment

Office furniture and equipment are stated at cost. Depreciation is computed on a straight-line basis over five years. Office and laboratory equipment consisted of the following:

	March 31, 2010	December 31, 2009
Office equipment	$32,514	$31,567
Office furniture	2,889	2,889
	35,403	34,456
Less: Accumulated depreciation	(15,022)	(13,284)
Office furniture and equipment, net	$20,381	$21,172

Depreciation expense was $1,737 and $2,111 for the three months ended March 31, 2010 and 2009, respectively.

Note 4. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2010
Licenses	10.5	$462,234	$176,947	$285,287
Patents	6.1	1,652,122	827,633	824,489
Total	6.8	$2,114,356	$1,004,580	$1,109,776
December 31, 2009
Licenses	10.7	$462,234	$170,231	$292,003
Patents	6.2	2,077,401	906,115	1,171,286
Total	7.0	$2,539,635	$1,076,346	$1,463,289

Amortization expense was $44,514 and $37,822 for the three months ended March 31, 2010 and 2009, respectively. In addition, during the three months ended March 31, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its anticipated return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

Based on the balance of licenses and patents at March 31, 2010, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2010	$187,000
2011	$187,000
2012	$187,000
2013	$187,000
2014	$187,000

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits to them other than within that period.

Note 5. Income Taxes

Deferred tax assets consist of the following:

	March 31, 2010	December 31, 2009
Net operating loss carry forwards	$26,385,000	$24,249,000
Orphan drug and research and development credit carry forwards	3,339,000	3,339,000
Other	2,312,000	2,312,000
Total	32,036,000	29,900,000
Valuation allowance	(32,036,000)	(29,900,000)
Net deferred tax assets	$-	$-

At December 31, 2009, the Company had net operating loss carry forwards (“NOLs”) of approximately $82,000,000 for federal and state tax purposes, portions of which are currently expiring each year until 2029. In addition, the Company had $3,600,000 of various tax credits that start expiring from December 2009 to December 2029. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities.  However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382.  IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams.  Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

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

The net changes in the valuation allowance for three months ended March 31, 2010 and for the year ended December 31, 2009 were an increase of approximately $2,136,000 and a decrease of $1,700,000, respectively, both resulting primarily from net operating losses generated. As a result of the Company’s continuing tax losses, it has recorded a full valuation allowance against a net deferred tax asset.

The Company has no tax provision for the periods ended March 31, 2010 and 2009 due to losses and full valuation allowances against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended March 31, 2010:

In five separate transactions during the three months ended March 31, 2010, the Company issued an aggregate of 294,091 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregate of $70,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

In January 2010, the Company issued 403,225 shares of common stock pursuant to the $400,000 ($300,000 of which was issued in 2009) common stock equity investment agreement with its clinical trials management partner, Numoda Corporation (“Numoda”). These shares were priced at the then current 5-day average market price of $0.25 per share. The Company recognized $104,838 of research and development expense during the three months ended March 31, 2010 as a result of this transaction.

As a result of stock option and warrant exercises, 475,000 and 60,000 shares, respectively, were issued during the period.

Warrants

During 2010, the Company issued 15,000 warrants to purchase common stock shares to consultants in exchange for their services. Expense charges of $1,916 were recorded during the three months ended March 31, 2010 as a result of this issuance.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $2.6 million at March 31, 2010 in connection with a collaboration agreement with Numoda for the execution of our upcoming confirmatory Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in the first half of 2011.

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

Note 8. Business Segments

The Company maintains two active business segments:  BioTherapeutics and BioDefense.  Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2010	2009
Revenues, Principally from Grants
BioDefense	$263,790	$514,317
BioTherapeutics	72,006	16,000
Total	$335,796	$530,317

Loss from Operations
BioDefense 1	$(591,425)	$(65,938)
BioTherapeutics	(1,141,757)	(1,537,772)
Corporate	(403,446)	(552,258)
Total	$(2,136,628)	$(2,155,968)

Amortization and Depreciation Expense
BioDefense	$23,109	$22,040
BioTherapeutics	22,621	16,838
Corporate	522	1,056
Total	$46,252	$39,934

Interest Income, Net
Corporate	$368	$11,190

Stock-Based Compensation
BioDefense	$12,940	$26,531
BioTherapeutics	27,264	46,859
Corporate	22,059	72,450
Total	$62,263	$145,840

1
During the three months ended March 31 2010, the Company incurred $378,501 in a one-time patent write off cost related to its anticipated return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

	As of March 31, 2010	As of December 31, 2009
Identifiable Assets
BioDefense	$439,362	$787,225
BioTherapeutics	802,281	784,282
Corporate	6,063,895	7,812,775
Total	$7,305,538	$9,384,282

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2009.  This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview and Strategy

Soligenix, Inc. was incorporated in Delaware in 1987. We are a late-stage research and development biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and BioDefense. Our BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, including LPMTM-Leuprolide. Our BioDefense business segment intends to convert its ricin toxin vaccine and radiation injury programs from early stage development to advanced development and manufacturing.

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

•	complete the Phase 2 clinical trial of orBec® for the prevention of acute GVHD;
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract such as acute radiation enteritis, radiation injury and Crohn’s disease;

•	reinitiate development of our other biotherapeutics products, such as LPMTM-Leuprolide;
•	continue to secure additional government funding for each of our BioTherapeutics and BioDefense programs through grants, contracts and/or procurements;
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

Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08550 and our telephone number is (609) 538-8200.
Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of Acute GI GVHD	Pivotal Phase 3 confirmatory trial enrolling
orBec®	Prevention of Acute GVHD	Phase 2 trial enrollment completed and top line data expected in 2H 2010
orBec®	Treatment of Chronic GI GVHD	Phase 2 trial potentially to be initiated in 2010
SGX 201	Acute Radiation Enteritis	Phase 1/2 trial initiated
LPM™ Leuprolide	Endometriosis and Prostate Cancer	Phase 1 trial potentially to be initiated in 2010

BioDefense Products

Target	Available Countermeasure	Soligenix Product
Ricin Toxin	No vaccine or antidote currently FDA approved	Injectable ricin vaccine Second Phase 1 trial enrolling

Radiation Injury	No vaccine or antidote currently FDA approved	SGX 202 (pre-clinical)

BioTherapeutics Overview

orBec

orBec® represents a first-of-its-kind oral, locally acting therapy tailored to treat the gastrointestinal manifestation of GI GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressive drugs to treat acute GI GVHD. The active ingredient in orBec® is beclomethasone dipropionate (“BDP”), a highly potent, topically active corticosteroid that has a local effect on inflamed tissue. BDP has been marketed in the U.S. and worldwide since the early 1970’s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. orBec® is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract.

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

Historical Background

Two prior randomized, double-blind, placebo-controlled Phase 2 and 3 clinical trials support orBec®’s ability to provide clinically meaningful outcomes when compared with the current standard of care, including a lowered exposure to systemic corticosteroids following allogeneic transplantation. Currently, there are no approved products to treat GI GVHD. The first trial was a 60-patient Phase 2 single-center clinical trial conducted at the Fred Hutchinson Cancer Research Center (“FHCRC”) in Seattle, Washington. The second trial was a 129-patient pivotal Phase 3 multi-center clinical trial of orBec® conducted at 16 leading bone marrow/stem cell transplantation centers in the U.S. and France. Although orBec® did not achieve statistical significance in the primary endpoint of its pivotal trial, namely median time-to-treatment failure through Day 50 (p-value 0.1177), orBec® did achieve statistical significance in other key secondary endpoints such as the proportion of patients free of GVHD at Day 50 (p-value 0.05) and Day 80 (p-value 0.005) and the median time-to-treatment failure through Day 80 (p-value 0.0226), as well as a 66% reduction in mortality among patients randomized to orBec® at 200 days post-transplant with only 5 patient (8%) deaths in the orBec® group compared to 16 patient (24%) deaths in the placebo group (p-value 0.0139). Within one year after randomization in the pivotal Phase 3 trial, 18 patients (29%) in the orBec® group and 28 patients (42%) in the placebo group died (46% reduction in mortality, p-value 0.04).

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

* Some patients died with both infection and relapse of their underlying malignancy.

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

On February 11, 2009, we entered into a collaboration and supply agreement with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) for the commercialization of orBec®. Sigma-Tau is a pharmaceutical company that develops novel therapies for the unmet needs of patients with rare diseases. Pursuant to this agreement, Sigma-Tau has an exclusive license to commercialize orBec® in the U.S., Canada and Mexico (the “Territory”). Sigma-Tau is obligated to make payments upon the attainment of significant milestones, as set forth in the agreement. The first milestone payment of $1 million was made in connection with the enrollment of the first patient in our confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD in September 2009. Total additional milestone payments due from Sigma-Tau for orBec® under the agreement could reach up to $9 million. Sigma-Tau will pay us a 35% royalty (inclusive of drug supply) on net sales in the Territory as well as pay for commercialization expenses, including launch activities. In connection with the execution of the collaboration and supply agreement, we entered into a common stock purchase agreement with Sigma-Tau pursuant to which we sold 25 million shares of our common stock to Sigma-Tau for $0.18 per share, for an aggregate price of $4,500,000.  The purchase price is equal to one hundred fifty percent (150%) of the average trading price of our common stock over the five trading days prior to February 11, 2009.  On November 26, 2008, prior to entering the collaboration agreement, we sold Sigma-Tau 16,666,667 common shares at $0.09 per share (the market price at the time) for proceeds of $1,500,000 in exchange for the exclusive right to negotiate a collaboration deal with us until March 1, 2009.

Additionally, orBec® is currently available in Named Patient Access Programs (“NPAPs”) in South Korea, Latin America, Canada, Singapore, Malaysia, Australia, South Africa, New Zealand and the ASEAN countries.  The NPAPs are compassionate use drug supply programs under which medical practitioners can legally supply investigational drugs to their eligible patients.  Under this program, drugs can be administered to patients who are suffering from serious illnesses prior to the drug being approved by the various regional regulatory authorities.

We believe the potential worldwide market for orBec® to be approximately $400 million for all GVHD applications, namely, treatment of acute and chronic GI GVHD and prevention of acute GVHD.

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

Future Potential Indications of orBec® and oral BDP

Based on its pharmacological characteristics, orBec® may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following HCT, as well as GVHD which also occurs following organ allograft transplantation. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract. We initiated a Phase 2 trial of orBec® in the prevention of acute GVHD and are expecting to announce top line results in the second half of 2010. We expect to begin a Phase 2 clinical trial in chronic GI GVHD in the second half of 2010.  In addition, we are exploring the possibility of testing oral BDP (the active ingredient in orBec®) for local inflammation associated with Crohn’s Disease, Lymphocytic Colitis, Irritable Bowel Syndrome, Ulcerative Colitis, among other indications.

Prevention of Acute GVHD

We have recently completed enrollment of patients in a randomized, double blind, placebo-controlled, Phase 2 clinical trial of orBec® for the prevention of acute GVHD after allogeneic hematopoietic cell transplantation (“HCT”) with myeloablative conditioning regimens. The trial is being conducted by Paul Martin, M.D., at the FHCRC and is being supported, in large part, by a grant from the National Institutes of Health. We will not receive any direct monetary benefit from this grant, but if successful, this funded trial could serve to increase the value of our orBec®/oral BDP program.  The Phase 2 trial enrolled 140 patients  with a 2:1 (orBec® : placebo) randomization plan. The primary endpoint of the trial is the proportion of subjects who develop acute GVHD with severity sufficient to require systemic immunosuppressive treatment on or before day 90 after transplantation.  Patients in this study began dosing at the start of the conditioning regimen and continue through day 75 following HCT. Top line data from this trial is expected in the second half of 2010.

SGX201 - Time Release Formulation of oral BDP

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

BioDefense Overview

RiVax™

RiVax™ is our proprietary vaccine developed to protect against exposure to ricin toxin, and is the first and only ricin toxin vaccine to be clinically tested in humans. Ricin is a recombinant derivative of the ricin A chain and a potent glycoprotein toxin, derived from the beans of castor plants. It can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigations Bioterror report released in November 2007 entitled Terrorism 2002-2005, which states that "Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations" (http://www.fbi.gov/publications/terror/terrorism2002_2005.pdf). The Centers for Disease Control (“CDC”) has classified ricin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

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

The National Institutes of Health (“NIH”) has previously awarded us two grants: one for $6.4 million and one for $5.2 million for a total of $11.6 million for the development of RiVax™ covering process development, scale-up and current Good Manufacturing Practice (“cGMP”) manufacturing, and pre-clinical toxicology testing pursuant to the FDA’s “animal rule,” which has supported our research from 2004 to present.

On September 21, 2009, we announced that we were awarded a $9.4 Million grant from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the NIH.  The grant will fund, over a five-year period, the development of formulation and manufacturing processes for vaccines,  including RiVaxTM, that are stable at elevated temperatures.  The grant will also fund the development of improved thermostable adjuvants expected to result in rapidly acting vaccines that can be given with fewer injections over shorter intervals. The development of heat-stable vaccines will take advantage of combining several novel formulation processes with well characterized adjuvants that have been evaluated in numerous vaccine field trials.  The formulation and process technology funded by the grant will be applied to the further development of RiVaxTM, a subunit vaccine for prevention of ricin toxin lethality and morbidity.  The grant will also address the development of manufacturing processes and animal model systems necessary for the pre-clinical characterization of vaccine formulations.  Further, the grant will fund the concurrent development of at least one other protein subunit vaccine, which is currently expected to be an anthrax vaccine.  This could lead to new subunit vaccines that would bypass current cold chain requirements for storage and distribution.  Vaccines to be stored in the Strategic National Stockpile (“SNS”) and used under emergency situations for biodefense are expected to have long-term shelf life.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2010 Compared to 2009

For the three months ended March 31, 2010, we had a net loss of $2,136,260 as compared to a net loss of $2,145,096 for same period in the prior year, representing a marginal increase of $8,836, or less than 1%.

For the three months ended March 31, 2010, revenues and associated costs relate to NIH grants awarded in support of our ricin, botulinum and thermostable vaccines development and from the NPAP sales of orBec®. For the three months ended March 31, 2010, we had revenues of $335,796 as compared to $530,317 for the same period in the prior year, representing a decrease of $194,521, or 37%. The decrease in revenues was a result of decreases in NIH grant revenues as we reached the end of our earlier NIH grants before the work under our newer grants had commenced.

We incurred costs related to that revenue for the three months ended March 31, 2010 and 2009 of $273,773 and $417,309, respectively, representing a decrease of $143,536, or 34%.  These costs relate to payments made to subcontractors in connection with research performed in support of the grants and, in the case of NPAP sales, the cost of product sold. This decrease follows from the decrease in NIH grant revenues discussed above.

Our gross profit for the three months ended March 31, 2010 was $62,023 as compared to $113,008 for the same period in the prior year, representing a decrease of $50,985, or 45%. This decrease follows from the decrease in NIH grant revenues discussed above.

Research and development spending increased marginally by $7,292, or less than 1%, to $1,598,291 for the three months ended March 31, 2010 as compared to $1,590,999 for the same period in 2009. During the first three months of 2010, we incurred expenses of $782,204 in connection with the preparation and conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD. Our primary vendor for such services was Numoda Corporation, which represented approximately $716,000 of these expenses.

General and administrative expenses increased marginally by $5,960, or 1%, to $538,097 for the three months ended March 31, 2010, as compared to $532,137 for the same period in 2009.

Stock-based compensation expenses related to research and development decreased $33,186, or 45%, to $40,204 for the three months ended March 31, 2010, as compared to $73,390 for the same period in 2009. Stock-based compensation expenses related to general and administrative decreased $50,391, or 70%, to $22,059 for the three months ended March 31, 2010, as compared to $72,450 for the same period in 2009.These decreases were a result of fewer new employee grants to date in 2010 and new options issued in the last quarter of 2008 that began vesting early in 2009.

Net interest income for the three months ended March 31, 2010 was $368 as compared to $10,872 for the same period in the prior year, representing a decrease of $10,504, or 97%. This decrease is due to lower prevailing interest rates available on our cash balances in 2010 as compared to 2009.

Financial Condition

Cash and Working Capital

As of March 31, 2010, we had cash and cash equivalents of approximately $5,932,000 as compared to $7,692,000 as of December 31, 2009, representing a $1,760,000 or 23% decrease over prior year. As of March 31, 2010, we had working capital of approximately $5,183,000 as compared to working capital of $6,690,000 as of December 31, 2009, representing a decrease of $1,507,000. The decrease was the result of cash used in operating activities over the period. For the three months ended March 31, 2010, our cash used in operating activities was approximately $1,795,000, compared to $1,606,000 for the same period in 2009, representing an increase of $189,000 or 12%. This increase primarily relates to the conduct of our confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD.

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

Our plans with respect to our liquidity management include the following:

•
The Company has $9.6 million in active grant funding still available to support its research programs in 2010 and beyond.  Additionally, the Company has submitted additional grant applications for further support of these programs and others with various funding agencies, and received encouraging feedback to date on the likelihood of funding.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company has approximately $7.7 million in available capacity under its Fusion Capital equity facility.  Although the Company has historically drawn down modest amounts under this agreement, the Company could draw more within certain contractual parameters.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our research and development expenditures for the next 12 months to be approximately $6,700,000 before any grant reimbursements, of which $5,000,000 relates to the BioTherapeutics business and $1,700,000 relates to the BioDefense business. We anticipate grant revenues in the next 12 months to offset research and development expenses for the development of our thermostable vaccine technology and the development of SGX201 in acute radiation enteritis in the amount of approximately $1,900,000.

The table below details our costs for research and development by program and amounts reimbursed under grants for the three months ended March 31:

	2010	2009
Research & Development Expenses
orBec®	$782,204	$1,309,732
RiVax™ and thermostable vaccines	433,509	224,500
BT-VACC™	378,501	52,690
Oraprine™	1,500	1,500
LPM™-Leuprolide	2,577	2,577
Total	$1,598,291	$1,590,999

Reimbursed under Grants
orBec®	$57,060	$19,784
RiVax™ and thermostable vaccines	162,713	397,525
BT-VACC™	54,000	-
Total	$273,773	$417,309
Grand Total	$1,872,064	$2,008,308

Commitments

We have commitments of approximately $2.6 million as of March 31, 2010 in connection with a collaboration agreement with Numoda for the execution of our confirmatory  Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in first half of 2011.

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

We have future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2010	$2,211,480	$75,330	$2,286,810
2011	616,440	98,942	715,382
2012	140,000	28,743	168,743
2013	60,000	5,793	65,793
2014	60,000	1,448	61,448
Total	$3,087,920	$210,256	$3,298,176

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

PART II - OTHER INFORMATION.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2010, the Company issued 403,225 shares of the Company’s common stock pursuant to the Common Stock Purchase Agreement dated February 11, 2009 with its clinical trials management partner, Numoda Corporation (“Numoda”).  The shares were priced at the then current 5-day average market price of $0.25 per share.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because Numoda is a sophisticated investor and is aware of all material information about the Company.

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

SOLIGENIX, INC.

May 14, 2010	By:	/s/ Christopher J. Schaber
Christopher J. Schaber, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2010	By:	/s/ Evan Myrianthopoulos
Evan Myrianthopoulos
Chief Financial Officer
(Principal Financial Officer)

May 14, 2010	By:	/s/ Christopher P. Schnittker
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