Form 10-Q
period 2010-06-30
SOLIGENIX, INC.
filed 2010-08-13
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________  to  ____________

Commission File No. 000-16929
________________________

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

At August 12, 2010, 215,813,387 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc.
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,812,003	$7,692,011
Accounts receivable	8,000	-
Grants receivable	111,297	23,632
Inventory, net	35,132	42,865
Prepaid expenses	159,541	141,313
Total current assets	11,125,973	7,899,821

Office furniture and equipment, net	18,836	21,172
Intangible assets, net	1,170,394	1,463,289
Total assets	$12,315,203	$9,384,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,768,803	$844,857
Accrued compensation	45,269	365,199
Total current liabilities	1,814,072	1,210,056
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 400,000,000 shares authorized; 215,813,387 shares and 185,655,720 shares issued and outstanding in 2010 and 2009, respectively	215,813	185,656
Additional paid-in capital	122,351,071	116,340,770
Accumulated deficit	(112,065,753)	(108,352,200)
Total shareholders’ equity	10,501,131	8,174,226

Total liabilities and shareholders’ equity	$12,315,203	$9,384,282

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues, principally from grants	$444,642	$332,315	$780,438		$862,632
Cost of revenues	(349,093)	(253,865)	(622,866)		(671,174)
Gross profit	95,549	78,450	157,572		191,458

Operating expenses:
Research and development	1,070,711	1,134,914	2,669,002		2,725,913
General and administrative	544,506	578,528	1,082,603		1,110,665
Stock-based compensation – research and development	39,948	58,687	80,152		132,077
Stock-based compensation – general and administrative	20,654	97,959	42,713		170,409
Total operating expenses	1,675,819	1,870,088	3,874,470		4,139,064

Loss from operations	(1,580,270)	(1,791,638)	(3,716,898)		(3,947,606)

Other income:
Interest income, net	2,977	6,734	3,345		17,606
Net loss	$(1,577,293)	$(1,784,904)	$(3,713,553)		$(3,930,000)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$	(0.02)

Basic and diluted weighted average common shares outstanding	190,751,511	167,125,183	188,644,289		158,068,464

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2010
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2009	185,655,720	$185,656	$116,340,770	$(108,352,200)	$8,174,226
Issuance of common stock pursuant to private placement	28,801,351	28,801	5,651,055	-	5,679,856
Issuance of common stock pursuant to equity line agreement – Fusion	294,091	294	69,706	-	70,000
Issuance of common stock to vendors	403,225	403	104,435	-	104,838
Issuance of common stock warrants to vendors	-	-	17,359	-	17,359
Issuance of common stock for option and warrant exercises	659,000	659	44,881	-	45,540
Stock-based compensation expense	-	-	122,865	-	122,865
Net loss	-	-		(3,713,553)	(3,713,553)
Balance, June 30, 2010	215,813,387	$215,813	$122,351,071	$(112,065,753)	$10,501,131

The accompanying notes are an integral part of these financial statements.

Soligenix, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(3,713,553)	$(3,930,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	85,779	80,035
Stock or warrants issued in exchange for services	122,197	427,712
Stock-based compensation	122,865	302,486
Capitalized patent write-off	378,501	-
Change in operating assets and liabilities:
Accounts receivable	(8,000)	-
Grants receivable	(87,665)	125,924
Inventory	7,733	(31,079)
Prepaid expenses	(18,228)	(112,947)
Accounts payable	923,946	60,999
Accrued compensation	(319,930)	(124,298)
Total adjustments	1,207,198	728,832
Net cash used in operating activities	(2,506,355)	(3,201,168)

Investing activities:

Acquisition of intangible assets	(168,102)	(108,996)
Purchase of office equipment	(947)	(6,330)
Net cash used in investing activities	(169,049)	(115,326)

Financing activities:
Net proceeds from sale of common stock	5,679,856	6,640,200
Proceeds from sale of common stock pursuant to equity line	70,000	45,000
Proceeds from exercise of options and warrants	45,540	-
Net cash provided by financing activities	5,795,396	6,685,200

Net increase in cash and cash equivalents	3,119,992	3,368,706
Cash and cash equivalents at beginning of period	7,692,011	1,475,466
Cash and cash equivalents at end of period	$10,812,003	$4,844,172

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

The Company generates revenues primarily from the National Institutes of Health under three active grants and from its collaboration partner Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”).

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

Liquidity

As of June 30, 2010, the Company had cash and cash equivalents of $10,812,003 as compared to $7,692,011 as of December 31, 2009, representing an increase of $3,119,992 or 41%.  As of June 30, 2010, the Company had working capital of $9,311,901 as compared to working capital of $6,689,765 as of December 31, 2009, representing an increase of $2,622,136 or 39%.   For the six months ended June 30, 2010, the Company’s cash used in operating activities was $2,506,355 as compared to $3,201,168 for the same period in 2009. This decrease in spending was attributable to a modification in payments to Numoda Corporation, with regard to conduct of the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“ GI GVHD”).

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
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as acute radiation enteritis, radiation injury, irritable bowel syndrome (“IBS”), and Crohn’s disease;

•	reinitiate development of LPM™ Leuprolide;
•	continue to secure additional government funding for each of our BioTherapeutics and BioDefense programs through grants, contracts and/or procurements;
•
convert our biodefense vaccine programs from early stage development to advanced development and manufacturing with the potential to collaborate and/or partner with other companies in the biodefense area;

•	acquire or in-license new clinical-stage compounds for development; and
•	explore other business development and acquisition strategies.

Based on the Company’s current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant programs, and potential minimal proceeds from the Fusion Capital transaction, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the first quarter of 2012.

The Company’s plans with respect to its liquidity management include the following:

•
The Company has $9.4 million in active grant funding still available to support its research programs in 2010 and beyond.  Additionally, the Company has submitted additional grant applications for further support of these programs and others with various funding agencies, and received encouraging feedback to date on the likelihood of funding.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company has approximately $7.7 million in available capacity under its Fusion Capital equity facility through October 2011.  Although the Company has historically drawn down modest amounts under this agreement, the Company could draw more within certain contractual parameters.

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

During the six months ended June 30, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its anticipated return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

The Company capitalized $168,102 and $108,996 in patent related costs during the six months ended June 30, 2010 and 2009, respectively.

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

The Company did not record any impairment of long-lived assets for the six months ended June 30, 2010 or 2009.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials and overhead. Inventory consists of finished goods related to the orBec® Named Patient Access Program (“NPAP”). The Company records an allowance as needed for excess inventory.  During the year ended December 31, 2009 an allowance of $150,000 was provided. This allowance will be evaluated on a quarterly basis and adjustments will be made as required. The Company did not make an adjustment to this allowance during the six months ended June 30, 2010.

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

Stock-Based Compensation

From time to time, the Company issues restricted shares of common stock to vendors, consultants, and employees as compensation for services performed. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors are fully vested upon issuance. Stock options issued to employees vest 25% upfront, then 25% each subsequent year for a period of three years. Stock options vest over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position the options will expire within six months, unless otherwise extended by the Board.

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

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities of 129% and 125% for 2010 and 2009, respectively; and
•	risk-free interest rates of 1.9% and 3.8% in 2010 and 2009, respectively.

The Company estimates these values based on the assumptions that have been historically available. The fair value of each option grant made during 2010 and 2009 was estimated on the date of each grant using the Black-Scholes option pricing model and is then amortized ratably over the option’s vesting periods, which approximates the service period. The Company awarded 20,000 and 2,062,500 stock options to new employees and new and existing Board members during the six months ended June 30, 2010 and 2009, respectively.

There were 559,000 shares of stock options exercised and 87,125 shares of stock options that expired or were forfeited during the six months ended June 30, 2010.

The intrinsic value of the stock options outstanding at June 30, 2010 was zero.  The intrinsic value was calculated as the difference between the Company’s common stock closing price on the Over-the-Counter Bulletin Board at June 30, 2010 and the exercise price of the stock option issued multiplied by the number of shares underlying the stock options. The Company’s common stock price at June 30, 2010 was $0.25.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2010 due to the net operating losses incurred by the Company since its inception. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2010 or 2009.

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

	Three Months Ended June 30,
	2010			2009
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(1,577,293)	190,751,511	$(0.01)	$(1,784,904)	167,125,183	$(0.01)

	Six Months Ended June 30,
	2010			2009
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(3,713,553)	188,644,289	$(0.02)	$(3,930,000)	158,068,464	$(0.02)

Share issuable upon the exercise of options and warrants outstanding at June 30, 2010 and 2009 were 18,685,414 and 19,172,539 shares issuable upon the exercise of options, and 60,933,156 and 32,830,369 shares issuable upon the exercise of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2010 were $0.25 and $0.24 per share, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2009 were $0.25 and $0.13 per share, respectively. No options and warrants were included in the 2010 and 2009 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

Note 3. Office Furniture and Equipment

Office furniture and equipment are stated at cost. Depreciation is computed on a straight-line basis over five years. Office and laboratory equipment consisted of the following:

	June 30, 2010	December 31, 2009
Office equipment	$32,514	$31,567
Office furniture	2,889	2,889
	35,403	34,456
Less: Accumulated depreciation	(16,567)	(13,284)
Office furniture and equipment, net	$18,836	$21,172

Depreciation expense was $1,546 and $2,102 for the three months ended June 30, 2010 and 2009, respectively, and $3,283 and $4,213 for the six months ended June 30, 2010 and 2009, respectively.

Note 4. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2010
Licenses	10.2	$462,234	$183,738	$278,496
Patents	4.5	1,750,722	858,824	891,898
Total	5.7	$2,212,956	$1,042,562	$1,170,394
December 31, 2009
Licenses	10.7	$462,234	$170,231	$292,003
Patents	6.2	2,077,401	906,115	1,171,286
Total	7.0	$2,539,635	$1,076,346	$1,463,289

Amortization expense was $37,982 and $38,000 for the three months ended June 30, 2010 and 2009, respectively, and $82,496 and $75,822 for the six months ended June 30, 2010 and 2009, respectively. In addition, during the six months ended June 30, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

Based on the balance of licenses and patents at June 30, 2010, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2010	$172,000
2011	$172,000
2012	$172,000
2013	$172,000
2014	$172,000

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits to them other than within that period.

Note 5. Income Taxes

Deferred tax assets consist of the following:

	June 30, 2010	December 31, 2009
Net operating loss carry forwards	$27,963,000	$24,249,000
Orphan drug and research and development credit carry forwards	3,339,000	3,339,000
Other	2,312,000	2,312,000
Total	33,614,000	29,900,000
Valuation allowance	(33,614,000)	(29,900,000)
Net deferred tax assets	$-	$-

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

As a result of the Company’s continuing tax losses, it has recorded a full valuation allowance against a net deferred tax asset. The Company has no tax provision for the periods ended June 30, 2010 and 2009 due to losses and full valuation allowances against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the six months ended June 30, 2010:

●
In five separate transactions during the six months ended June 30, 2010, the Company issued an aggregate of 294,091 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregateof $70,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

●
In January 2010, the Company issued 403,225 shares of common stock pursuant to the $400,000 ($300,000 of which was issued in 2009) common stock equity investment agreement with its clinical trials management partner, Numoda Corporation (“Numoda”). These shares were priced at the then current 5-day average market price of $0.25 per share. The Company recognized $104,838 of research and development expense during the three months ended June 30, 2010 as a result of this transaction.

●
On June 15, 2010, the Company entered into a Securities Purchase Agreement totaling $5,904,277 (before expenses of the offering) with accredited investors, including members of the Company’s Board of Directors and Sigma-Tau.  Pursuant to the Purchase Agreement, on June 18, 2010, the Company completed the private placement to the investors of 28,801,351 shares of the Company’s common stock and warrants to purchase up to 17,280,810 shares of the Company’s common stock.  The warrants are exercisable at a price of $0.28 per share for a period of five years commencing on June 18, 2010.  The expiration date of the warrants is subject to acceleration if the closing sales price of the Company’s common stock attains certain per share values.  The Company paid an aggregate placement agent/finder's fee to three different entities of $162,977 in cash and issued warrants to purchase 941,348 shares of common stock having the same terms as the warrants issued to the investors in the private placement.

●	As a result of stock option and warrant exercises, 559,000 and 100,000 shares, respectively, were issued during the six months ended June 30, 2010.

Warrants

During 2010, in addition to warrants issued above in the June private placement, the Company issued 115,000 warrants to purchase common stock shares to consultants in exchange for their services. Expense charges of $15,443 and $17,359 were recorded during the three and six months ended June 30, 2010, respectively, as a result of these issuances.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $890,000 at June 30, 2010 in connection with a collaboration agreement with Numoda for the execution of our upcoming confirmatory Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in the first half of 2011.

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

	Three Months Ended June 30,
	2010	2009
Revenues, Principally from Grants
BioDefense	$338,104	$320,315
BioTherapeutics	106,538	12,000
Total	$444,642	$332,315

Loss from Operations
BioDefense	$(133,730)	$(51,237)
BioTherapeutics	(1,237,500)	(1,089,111)
Corporate	(209,040)	(651,290)
Total	$(1,580,270)	$(1,791,638)
Amortization and Depreciation Expense
BioDefense	$13,966	$22,525
BioTherapeutics	25,097	16,525
Corporate	465	1,051
Total	$39,528	$40,101

Interest Income, Net
Corporate	$2,977	$6,734

Stock-Based Compensation
BioDefense	$12,941	$24,887
BioTherapeutics	27,006	33,800
Corporate	20,655	97,959
Total	$60,602	$156,646

	Six Months Ended June 30,
	2010	2009
Revenues, Principally from Grants
BioDefense	$601,894	$834,632
BioTherapeutics	178,544	28,000
Total	$780,438	$862,632

Loss from Operations
BioDefense (1)	$(725,156)	$(117,176)
BioTherapeutics	(2,379,256)	(2,626,883)
Corporate	(612,486)	(1,203,547)
Total	$(3,716,898)	$(3,947,606)

Amortization and Depreciation Expense
BioDefense	$37,075	$44,566
BioTherapeutics	47,718	33,363
Corporate	986	2,106
Total	$85,779	$80,035

Interest Income, Net
Corporate	$3,345	$17,606

Stock-Based Compensation
BioDefense	$25,881	$51,418
BioTherapeutics	54,269	80,659
Corporate	42,715	170,409
Total	$122,865	$302,486

(1)
During the six months ended June 30, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its anticipated return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

	As of June 30, 2010	As of December 31, 2009
Identifiable Assets
BioDefense	$492,340	$787,225
BioTherapeutics	848,270	784,282
Corporate	10,974,593	7,812,775
Total	$12,315,203	$9,384,282

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
•
evaluate and initiate additional clinical trials to explore the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal tract such as acute radiation enteritis, radiation injury, irritable bowel syndrome (“IBS”), and Crohn’s disease;

•	reinitiate development of LPMTM Leuprolide;
•	continue to secure additional government funding for each of our BioTherapeutics and BioDefense programs through grants, contracts and/or procurements;
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

Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08550 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of Acute GI GVHD	Pivotal Phase 3 confirmatory trial enrolling
orBec®	Prevention of Acute GVHD	Phase 2 trial enrollment completed and top line data expected in 2H 2010
orBec®	Treatment of Chronic GI GVHD	Phase 2 trial potentially to be initiated in 2010
SGX 201	Acute Radiation Enteritis	Phase 1/2 trial initiated
LPM™ Leuprolide	Endometriosis and Prostate Cancer	Phase 1 trial potentially to be initiated in 1H 2011

BioDefense Products

Target	Available Countermeasure	Soligenix Product
Ricin Toxin	No vaccine or antidote currently FDA approved	Injectable ricin vaccine Second Phase 1 trial enrolling
Radiation Injury	No vaccine or antidote currently FDA approved	SGX 202 (pre-clinical)

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

Additionally, orBec® is currently available through Named Patient Access Programs (“NPAPs”) in South Korea, Latin America, Canada, Australia, South Africa, New Zealand and the ASEAN countries.  The NPAPs are compassionate use drug supply programs under which medical practitioners can legally supply investigational drugs to their eligible patients.  Under this program, drugs can be administered to patients who are suffering from serious illnesses prior to the drug being approved by the various regional regulatory authorities. The activity under the NPAP programs is currently minimal.

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

Future Potential Indications of orBec® and oral BDP

Based on its pharmacological characteristics, orBec® may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following HCT, as well as GVHD which also occurs following organ allograft transplantation. We also have an issued U.S. patent 7,704,985 claiming the use of oral BDP to treat IBS, a painful gastrointestinal condition that affects approximately 15% of the population in the industrialized world. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract and European patent EP 1830857 claiming oral BDP in conjunction with a short duration of high-dose prednisone with a rapid taper for the reduction of mortality associated with GVHD and leukemia. We initiated a Phase 2 trial of orBec® in the prevention of acute GVHD and are expecting to announce top line results in the second half of 2010. We expect to begin a Phase 2 clinical trial in chronic GI GVHD in the second half of 2010.  In addition, we are exploring the possibility of testing oral BDP (the active ingredient in orBec®) for local inflammation associated with Crohn’s Disease, Lymphocytic Colitis, IBS, Ulcerative Colitis, among other indications.

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

The initial Phase 1 clinical trial of RiVax™ was conducted by Dr. Ellen Vitetta at the University of Texas Southwestern Medical Center (“UTSW”) at Dallas, Soligenix's academic partner. The trial demonstrated that RiVax™ is well tolerated and induces antibodies in humans that neutralize the ricin toxin. The functional activity of the antibodies was confirmed by animal challenge studies in mice which survived exposure to ricin toxin after being injected with serum samples from the volunteers. The outcome of the study was published in the Proceedings of the National Academy of Sciences. A second Phase 1 trial supported by a grant to UTSW is currently underway utilizing an adjuvanted formulation of RiVax™ and is expected to complete in the second half of 2010.

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

In 2008, we announced the initiation of a comprehensive program to evaluate the efficacy of RiVax™ in non-human primates. This study is ongoing at the Tulane University Health Sciences Center and will provide data that will further aid in the interpretation of immunogenicity data obtained in the human vaccination trials.

SGX202 – Oral BDP for GI Radiation Injury

On September 12, 2007, we announced that our academic partner, the Fred Hutchinson Cancer Research Center (“FHCRC”), received a $1 million grant from the NIH to conduct pre-clinical studies of oral BDP, also the active ingredient in orBec®, for the treatment of GI radiation injury. While we will not receive any monetary benefit from this grant, we will benefit if this work is successful and it will enhance the value of our oral BDP programs. The purpose of the studies funded by the grant, entitled “Improving Gastrointestinal Recovery after Radiation,” is to evaluate the ability of three promising clinical-grade drugs, including oral BDP, given alone or in combination, that are likely to significantly mitigate the damage to the gastrointestinal epithelium caused by exposure to high doses of radiation using a well-established dog model. The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This type of therapy, if successful, would benefit cancer patients undergoing radiation, chemotherapy, or victims of nuclear-terrorism. In most radiation scenarios, injury to the hematopoietic (blood) system and gastrointestinal tract are the main determinants of survival. The studies will compare overall survival and markers of intestinal cell regeneration when the drug regimens are added to supportive care intended to boost proliferation of blood cells. The principal investigator of the study is George E. Georges, M.D., Associate Member of the FHCRC. Our rights to the use of SGX202 are through our license with George McDonald.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2010 Compared to 2009

For the three months ended June 30, 2010, we had a net loss of $1,577,293 as compared to a net loss of $1,784,904 for same period in the prior year, representing a decrease of $207,611, or 12%. For the six months ended June 30, 2010, we had a net loss of $3,713,553 as compared to a net loss of $3,930,000 for same period in the prior year, representing a decrease of $216,447, or 6%.

For the three and six months ended June 30, 2010, revenues and associated costs relate to NIH grants awarded in support of our development of ricin and thermostable vaccines, development of SGX201 in acute radiation enteritis, and from the NPAP sales of orBec®. For the three months ended June 30, 2010, we had revenues of $444,642 as compared to $332,315 for the same period in the prior year, representing an increase of $112,327, or 34%. For the six months ended June 30, 2010, we had revenues of $780,438 as compared to $862,632 for the same period in the prior year, representing a decrease of $82,194, or 10%. The increase in revenues for the three months ended June 30, 2010 was a result of increases in NIH grant revenues and the development work underlying them.  The decrease in revenues for the six months ended June 30, 2010 was a result of decreases in NIH grant revenues as we reached the end of our earlier NIH grants before the development work under our newer grants had commenced.

We incurred costs related to those revenues for the three months ended June 30, 2010 and 2009 of $349,093 and $253,865, respectively, representing an increase of $95,228, or 38%. We incurred costs related to those revenues for the six months ended June 30, 2010 and 2009 of $622,866 and $671,174, respectively, representing a decrease of $48,308, or 7%.   These costs relate to payments made to subcontractors in connection with research performed in support of the grants and, in the case of NPAP sales, the cost of product sold. The increase and decrease follow directly from the increase or decrease in NIH grant revenues discussed above.

Our gross profit for the three months ended June 30, 2010 was $95,549 as compared to $78,450 for the same period in the prior year, representing an increase of $17,099, or 22%. Our gross profit for the six months ended June 30, 2010 was $157,572 as compared to $191,458 for the same period in the prior year, representing a decrease of $33,886, or 18%. The increase and decrease follow directly from the increase or decrease in NIH grant revenues discussed above.

Research and development spending decreased by $64,203, or 6%, to $1,070,711 for the three months ended June 30, 2010 as compared to $1,134,914 for the same period in 2009. Research and development spending decreased by $56,911, or 2%, to $2,669,002 for the six months ended June 30, 2010 as compared to $2,725,913 for the same period in 2009. During the three and six months ended June 30, 2010, we incurred expenses of $706,288 and $1,488,492, respectively, in connection with the preparation and conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD. Our primary vendor for such services was Numoda Corporation, which represented approximately $619,000 of these expenses for the six months ended June 30, 2010, while no such expenses were incurred during the three months ended June 30, 2010.

General and administrative expenses decreased by $34,022, or 6%, to $544,506 for the three months ended June 30, 2010, as compared to $578,528 for the same period in 2009. General and administrative expenses decreased by $28,062, or 3%, to $1,082,603 for the six months ended June 30, 2010, as compared to $1,110,665 for the same period in 2009.

Stock-based compensation expenses related to research and development decreased $18,739, or 32%, to $39,948 for the three months ended June 30, 2010, as compared to $58,687 for the same period in 2009. Stock-based compensation expenses related to research and development decreased $51,925, or 39%, to $80,152 for the six months ended June 30, 2010, as compared to $132,077 for the same period in 2009. Stock-based compensation expenses related to general and administrative decreased $77,305, or 79%, to $20,654 for the three months ended June 30, 2010, as compared to $97,959 for the same period in 2009. Stock-based compensation expenses related to general and administrative decreased $127,696, or 75%, to $42,713 for the six months ended June 30, 2010, as compared to $170,409 for the same period in 2009. These decreases were a result of fewer new employee grants to date in 2010 and new options that were issued to Board members in 2009 with immediate vesting.

Net interest income for the three and six months ended June 30, 2010 was $2,977 and $3,345, respectively, as compared to $6,734 and $17,606 for the same periods in the prior year, representing decreases of $3,757, or 56%, and $14,261, or 81%, respectively. This decrease is due to lower prevailing interest rates available on our cash balances in 2010 as compared to 2009.

Financial Condition

Cash and Working Capital

As of June 30, 2010, we had cash and cash equivalents of $10,812,003 as compared to $7,692,011 as of December 31, 2009, representing an increase of $3,119,992 or 41%. As of June 30, 2010, we had working capital of $9,311,901 as compared to working capital of $6,689,765 as of December 31, 2009, representing an increase of $2,622,136, or 39%. The increase was the result of the private placement of common stock and warrants completed in June 2010, offset by cash used in operating activities over the period. For the six months ended June 30, 2010, our cash used in operating activities was $2,506,355 as compared to $3,201,168 for the same period in 2009, representing a decrease of $694,813 or 22%. This decrease in spending was attributable to a modification in payments to Numoda Corporation, with regard to conduct of the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute gastrointestinal GVHD.

Based on our current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant-funded programs, and potential proceeds from the Fusion Capital transaction, we believe that our current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the first quarter of 2012.

Our plans with respect to our liquidity management include the following:

•
The Company has $9.4 million in active grant funding still available to support its research programs in 2010 and beyond.  Additionally, the Company has submitted additional grant applications for further support of these programs and others with various funding agencies, and received encouraging feedback to date on the likelihood of funding.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company has approximately $7.7 million in available capacity under its Fusion Capital equity facility through October 2011.  Although the Company has historically drawn down modest amounts under this agreement, the Company could draw more within certain contractual parameters.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our research and development expenditures for the next 12 months to be approximately $7.4 million before any grant reimbursements, of which $5.8 million relates to the BioTherapeutics business and $1.6 million relates to the BioDefense business. We anticipate grant revenues in the next 12 months to offset research and development expenses for the development of our thermostable vaccine technology and the development of SGX201 in acute radiation enteritis in the amount of approximately $1.9 million.

The table below details our costs for research and development by program and amounts reimbursed under grants for the six months ended June 30:

	2010	2009
Research & Development Expenses
orBec®	$1,488,492	$2,224,617
RiVax™ and thermostable vaccines	796,432	388,575
BT-VACC™	378,501	104,567
Oraprine™	3,000	3,000
LPM™-Leuprolide	2,577	5,154
Total	$2,669,002	$2,725,913

Reimbursed under Grants
orBec®	$133,717	$30,911
RiVax™ and thermostable vaccines	381,149	640,263
BT-VACC™	108,000	-
Total	$622,866	$671,174

Grand Total	$3,291,868	$3,397,087

Commitments

We have commitments of approximately $890,000 as of June 30, 2010 in connection with a collaboration agreement with Numoda for the execution of our confirmatory  Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in first half of 2011.

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

We have future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2010	$377,500	$50,370	$427,870
2011	700,000	98,942	798,942
2012	140,000	28,743	168,743
2013	60,000	5,793	65,793
2014	60,000	1,448	61,448
Total	$1,337,500	$185,296	$1,522,796

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

ITEM 6 - EXHIBITS

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

SOLIGENIX, INC.

August 13, 2010	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)
August 13, 2010	by	/s/ Evan Myrianthopoulos
Evan Myrianthopoulos Chief Financial Officer (Principal Financial Officer)
August 13, 2010	by	/s/ Christopher P. Schnittker
Christopher P. Schnittker, CPA Vice President of Administration and Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.