Form 10-Q
period 2010-09-30
SOLIGENIX, INC.
filed 2010-11-12
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

As of November 11, 2010, 215,892,360 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc.
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,028,228	$7,692,011
Grants receivable	214,191	23,632
Inventory, net	-	42,865
Prepaid expenses	224,771	141,313
Total current assets	9,467,190	7,899,821

Office furniture and equipment, net	22,529	21,172
Intangible assets, net	1,212,020	1,463,289
Total assets	$10,701,739	$9,384,282

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,491,538	$844,857
Accrued compensation	38,759	365,199
Total current liabilities	1,530,297	1,210,056
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 400,000,000 shares authorized; 215,892,360 shares and 185,655,720 shares issued and outstanding in 2010 and 2009, respectively	215,892	185,656
Additional paid-in capital	122,755,042	116,340,770
Accumulated deficit	(113,799,492)	(108,352,200)
Total shareholders’ equity	9,171,442	8,174,226

Total liabilities and shareholders’ equity	$10,701,739	$9,384,282

The accompanying notes are an integral part of these consolidated financial statements.

 Soligenix, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues, principally from grants	$860,517	$766,645	$1,640,955		$1,629,277
Cost of revenues	(779,396)	(584,329)	(1,402,262)		(1,255,503)
Gross profit	81,121	182,316	238,693		373,774

Operating expenses:
Research and development	1,122,144	1,109,333	3,791,145		3,835,246
General and administrative	356,448	617,735	1,439,051		1,728,400
Stock-based compensation – research and development	154,406	25,314	234,558		157,391
Stock-based compensation – general and administrative	186,638	90,922	229,351		261,331
Total operating expenses	1,819,636	1,843,304	5,694,105		5,982,368

Loss from operations	(1,738,515)	(1,660,988)	(5,455,412)		(5,608,594)

Other income:
Interest income, net	4,775	611	8,120		18,217
Net loss	$(1,733,740)	$(1,660,377)	$(5,447,292)		$(5,590,377)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$	(0.03)

Basic and diluted weighted average common shares outstanding	215,869,026	168,093,600	197,818,925		161,446,898

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2010
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2009	185,655,720	$185,656	$116,340,770	$(108,352,200)	$8,174,226
Issuance of common stock pursuant to private placement, net of issuance costs	28,801,351	28,801	5,651,055	-	5,679,856
Issuance of common stock pursuant to equity line agreement – Fusion	294,091	294	69,706	-	70,000
Issuance of common stock to vendors	403,225	403	104,435	-	104,838
Issuance of common stock warrants to vendors	-	-	67,052	-	67,052
Issuance of common stock for option and warrant exercises	780,875	781	58,072	-	58,853
Shares retired	(42,902)	(43)	43	-	-
Stock-based compensation expense	-	-	463,909	-	463,909
Net loss	-	-	-	(5,447,292)	(5,447,292)
Balance, September 30, 2010	215,892,360	$215,892	$122,755,042	$(113,799,492)	$9,171,442

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2010	2009
Operating activities:
Net loss	$(5,447,292)	$(5,590,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	135,270	126,411
Stock or warrants issued in exchange for services	171,890	427,712
Stock-based compensation	463,909	418,722
Capitalized patent write-off	378,501	-
Stock issued to former employee	-	119,579

Change in operating assets and liabilities:
Grants receivable	(190,559)	(483,930)
Inventory	42,865	(26,861)
Prepaid expenses	(83,458)	(74,657)
Accounts payable	646,682	476,003
Accrued compensation	(326,440)	(147,778)
Total adjustments	1,238,660	835,201
Net cash used in operating activities	(4,208,632)	(4,755,176)

Investing activities:

Acquisition of intangible assets	(257,598)	(132,754)
Purchase of office equipment	(6,261)	(10,981)
Net cash used in investing activities	(263,859)	(143,735)

Financing activities:
Net proceeds from sale of common stock	5,679,856	10,825,762
Proceeds from sale of common stock pursuant to equity line	70,000	85,000
Proceeds from exercise of options and warrants	58,852	-
Net cash provided by financing activities	5,808,708	10,910,762

Net increase in cash and cash equivalents	1,336,217	6,011,851
Cash and cash equivalents at beginning of period	7,692,011	1,475,466
Cash and cash equivalents at end of period	$9,028,228	$7,487,317

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a late-stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. The Company maintains two active business segments: BioTherapeutics and BioDefense. Soligenix’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, including LPMTM Leuprolide, while Soligenix’s collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® in North America once approved. Soligenix’s BioDefense business segment intends to convert its ricin toxin vaccine and radiation injury programs from early stage development to advanced development and manufacturing.

The Company generates revenues primarily from the National Institutes of Health under three active grants and Sigma-Tau.

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

Liquidity

As of September 30, 2010, the Company had cash and cash equivalents of $9,028,228 as compared to $7,692,011 as of December 31, 2009, representing an increase of $1,336,217 or 17%.  As of September 30, 2010, the Company had working capital of $7,936,893 as compared to working capital of $6,689,765 as of December 31, 2009, representing an increase of $1,247,128 or 19%.  The increase was the result of the private placement of common stock and warrants completed in June 2010, offset by cash used in operating activities over the period.  For the nine months ended September 30, 2010, the Company’s cash used in operating activities was $4,208,632 as compared to $4,755,176 for the same period in 2009. This decrease in spending was primarily attributable to a June 2010 modification in the monthly payments to Numoda Corporation as a result of reduced services required, with regard to conduct of the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”).

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

Based on the Company’s current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant programs, and potential minimal proceeds from the Fusion Capital transaction, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the second quarter of 2012.

The Company’s plans with respect to its liquidity management include the following:

•
The Company has approximately $9.9 million in active grant funding still available to support its research programs through 2010 and beyond.  Additionally, the Company has submitted additional grant applications for further support of these programs and others with various funding agencies.

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

During the nine months ended September 30, 2010, the Company incurred $378,501 in expense as a result of a one-time patent write off related to its return of the botulinum toxin vaccine license and abandonment of related patents. This expense is reflected in research and development expense in the consolidated statement of operations.

The Company capitalized $257,598 and $132,754 in patent related costs during the nine months ended September 30, 2010 and 2009, respectively.

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

The Company did not record any impairment of long-lived assets for the nine months ended September 30, 2010 or 2009.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials and overhead. Inventory consists of finished goods related to the orBec® Named Patient Access Program (“NPAP”). The Company records an allowance as needed for excess inventory.  During the year ended December 31, 2009 an allowance of $150,000 was provided. This allowance will be evaluated on a quarterly basis and adjustments will be made as required. During the nine months ended September 30, 2010, the Company disposed of its remaining inventory valued at $30,211 due to product expiration dates and expects to manufacture more product for the NPAP during early 2011.

Revenue Recognition

Substantially all of the Company’s revenues are generated from NIH grants. The Company also generates revenues from the achievement of licensing milestones (in prior periods), and from sales of orBec® under the NPAP. The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant. Licensing milestone revenues are recorded when earned. Revenue from NPAP sales of orBec® are recognized when the product is shipped.

Stock-Based Compensation

From time to time, the Company issues restricted shares of common stock to vendors, consultants, and employees as compensation for services performed. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors are fully vested upon issuance. Stock options issued to employees vest 25% upfront, then 25% each subsequent year for a period of three years. Stock options vest over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position the options will expire within nine months, unless otherwise extended by the Board.

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

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities ranging from 127% to 129% and 126% to 130% for 2010 and 2009, respectively; and
•	risk-free interest rates ranging from 1.0% to 1.9% and 1.5% to 2.2% in 2010 and 2009, respectively.

The Company estimates these values based on the assumptions that have been historically available. The fair value of each option grant made during 2010 and 2009 was estimated on the date of each grant using the Black-Scholes option pricing model and is then amortized ratably over the option’s vesting periods, which approximates the service period. The Company awarded 8,442,500 and 2,812,500 stock options to new employees and new and existing Board members during the nine months ended September 30, 2010 and 2009, respectively. Of the 2010 grants, 7,335,000 stock options were issued to employees on July 1, 2010 subject to shareholder approval of an increase to the number of available shares under the 2005 Equity Incentive Plan at the Company’s annual meeting of stockholders. Expense reductions of $126,171 and $59,015 are included in Stock-based Compensation - Research & Development and - General & Administrative, respectively, for the three and nine months ended September 30, 2010, which represent the decrease in the fair value of the options between their grant date (and the original expense recorded using that date) and fair value of the options at the date of the shareholder approval of the increase to the number of shares available under the equity plan.

There were 680,875 shares of stock options exercised and 87,125 shares of stock options that expired or were forfeited during the nine months ended September 30, 2010.

The intrinsic value of the stock options outstanding at September 30, 2010 was zero.  The intrinsic value was calculated as the difference between the Company’s common stock closing price on the Over-the-Counter Bulletin Board at September 30, 2010 and the exercise price of the stock option issued multiplied by the number of shares underlying the stock options. The Company’s common stock price at September 30, 2010 was $0.18.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2010 due to the net operating losses incurred by the Company since its inception. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2010 or 2009.

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

	Three Months Ended September 30,
	2010			2009
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
Basic & Diluted EPS	$(1,773,740)	215,869,026	$(0.01)	$(1,660,377)	168,093,600	$(0.01)

	Nine Months Ended September 30,
	2010			2009
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(5,447,292)	197,818,925	$(0.03)	$(5,590,377)	161,446,898	$(0.03)

Share issuable upon the exercise of options and warrants outstanding at September 30, 2010 and 2009 were 26,986,039 and 19,047,539 shares issuable upon the exercise of options, and 54,431,373 and 42,097,874 shares issuable upon the exercise of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2010 were $0.24 and $0.22 per share, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2009 were $0.25 and $0.24 per share, respectively. No options and warrants were included in the 2010 and 2009 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

Note 3. Office Furniture and Equipment

Office furniture and equipment are stated at cost. Depreciation is computed on a straight-line basis over five years. Office and laboratory equipment consisted of the following:

	September 30, 2010	December 31, 2009
Office equipment	$37,828	$31,567
Office furniture	2,889	2,889
	40,717	34,456
Less: Accumulated depreciation	(18,188)	(13,284)
Office furniture and equipment, net	$22,529	$21,172

Depreciation expense was $1,621 and $2,376 for the three months ended September 30, 2010 and 2009, respectively, and $4,904 and $6,589 for the nine months ended September 30, 2010 and 2009, respectively.

Note 4. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
September 30, 2010
Licenses	10.0	$462,233	$190,605	$271,628
Patents	4.3	1,840,220	899,828	940,392
Total	5.46	$2,302,453	$1,090,433	$1,212,020
December 31, 2009
Licenses	10.7	$462,234	$170,231	$292,003
Patents	6.2	2,077,401	906,115	1,171,286
Total	7.0	$2,539,635	$1,076,346	$1,463,289

Amortization expense was $47,870 and $44,000 for the three months ended September 30, 2010 and 2009, respectively, and $130,366 and $119,824 for the nine months ended September 30, 2010 and 2009, respectively. In addition, during the nine months ended September 30, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

Based on the balance of licenses and patents at September 30, 2010, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2010	$ 187,000
2011	$ 187,000
2012	$ 187,000
2013	$ 187,000
2014	$ 187,000

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits to them other than within that period.

Note 5. Income Taxes

Deferred tax assets consist of the following:

	September 30, 2010	December 31, 2009
Net operating loss carry forwards	$29,697,000	$24,249,000
Orphan drug and research and development credit carry forwards	3,339,000	3,339,000
Other	2,312,000	2,312,000
Total	35,348,000	29,900,000
Valuation allowance	(35,348,000)	(29,900,000)
Net deferred tax assets	$-	$-

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to income tax assessment for years before 2004. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination by the Internal Revenue Service and state authorities for purposes of determining the amount of net operating loss carryforward that can be used to reduce taxable income. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense when assessed. No liability was recorded for interest or penalties related to uncertain tax positions at September 30, 2010. The Company believes that it has appropriate support for the income tax positions it has taken and expects to be taken on its tax returns.

As a result of the Company’s continuing tax losses, it has recorded a full valuation allowance against a net deferred tax asset. The Company has no tax provision for the periods ended September 30, 2010 and 2009 due to losses and full valuation allowances against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the nine months ended September 30, 2010:

In five separate transactions during the nine months ended September 30, 2010, the Company issued an aggregate of 294,091 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregate of $70,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

In January 2010, the Company issued 403,225 shares of common stock pursuant to the $400,000 ($300,000 of which was issued in 2009) common stock equity investment agreement with its clinical trials management partner, Numoda Corporation (“Numoda”). These shares were priced at the then current 5-day average market price of $0.25 per share. The Company recognized $104,838 of research and development expense during the nine months ended September 30, 2010 as a result of this transaction.

On June 15, 2010, the Company entered into a Securities Purchase Agreement totaling $5,904,277 (before expenses of the offering) with accredited investors, including members of the Company’s Board of Directors and Sigma-Tau.  Pursuant to the Purchase Agreement, on June 18, 2010, the Company completed the private placement to the investors of 28,801,351 shares of the Company’s common stock and warrants to purchase up to 17,280,810 shares of the Company’s common stock.  The warrants are exercisable at a price of $0.28 per share for a period of five years commencing on June 18, 2010.  The expiration date of the warrants is subject to acceleration if the closing sales price of the Company’s common stock attains certain per share values.  The Company paid an aggregate placement agent/finder's fee to three different entities of $162,977 in cash and issued warrants to purchase 941,348 shares of common stock having the same terms as the warrants issued to the investors in the private placement. Net proceeds to the Company of the offering were $5,679,856.

As a result of stock option and warrant exercises, 680,875 and 100,000 shares, respectively, were issued during the nine months ended September 30, 2010.

Warrants

During 2010, in addition to warrants issued above in the June private placement, the Company issued 540,000 warrants to purchase common stock shares to consultants in exchange for their services. Expense charges of $49,693 and $67,052 were recorded during the three and nine months ended September 30, 2010, respectively, as a result of these issuances.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $932,000 at September 30, 2010 in connection with a collaboration agreement with Numoda for the execution of our upcoming confirmatory Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in the second half of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues, Principally from Grants
BioDefense	$781,894	$742,645	$1,383,788	$1,577,277
BioTherapeutics	78,623	24,000	257,167	52,000
Total	$860,517	$766,645	$1,640,955	$1,629,277

Loss from Operations
BioDefense (1)	$(23,785)	$66,348	$(748,942)	$(50,824)
BioTherapeutics	(1,237,725)	(1,113,629)	(3,616,978)	(3,740,515)
Corporate	(477,005)	(613,707)	(1,089,492)	(1,817,255)
Total	$(1,738,515)	$(1,660,988)	$(5,455,412)	$(5,608,594)
Amortization and Depreciation Expense
BioDefense	$20,656	$24,594	$57,731	$69,159
BioTherapeutics	28,349	20,594	76,068	53,957
Corporate	486	1,188	1,472	3,295
Total	$49,491	$46,376	$135,271	$126,411

Interest Income, Net
Corporate	$4,775	$611	$8,120	$18,217
Stock-Based Compensation
BioDefense	$19,498	$7,484	$45,379	$58,898
BioTherapeutics	134,908	17,830	189,177	98,493
Corporate	186,638	90,922	229,353	261,331
Total	$341,044	$116,236	$463,909	$418,722

(1)
During the nine months ended September 30, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its anticipated return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

	As of September 30, 2010	As of December 31, 2009
Identifiable Assets
BioDefense	$528,453	$787,225
BioTherapeutics	982,453	784,282
Corporate	9,190,833	7,812,775
Total	$10,701,739	$9,384,282

Note 9. Subsequent Event

In November 2010, the Company was notified that it had been awarded a cash grant totaling $244,479 under the U.S. Internal Revenue Service's Qualifying Therapeutic Discovery Project program. The awards are intended for research and development projects designed to treat or prevent diseases by conducting studies for the purpose of securing approval from the U.S. Food and Drug Administration. The Company will likely receive the funds related to this grant before the end of 2010.

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

Overview:

Business Overview and Strategy

Soligenix, Inc. was incorporated in Delaware in 1987. We are a late-stage research and development biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and BioDefense. Our BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, including LPMTM-Leuprolide, while Soligenix’s collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® in North America once approved. Our BioDefense business segment intends to convert its ricin toxin vaccine and radiation injury programs from early stage development to advanced development and manufacturing.

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

Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08550 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of Acute GI GVHD	Pivotal Phase 3 confirmatory trial enrolling patients and expected to complete in 2H 2011

orBec®	Prevention of Acute GVHD	Phase 2 trial completed

orBec®	Treatment of Chronic GI GVHD	Phase 2 trial potentially to be initiated in 1H 2011

SGX 201	Acute Radiation Enteritis	Phase 1/2 trial enrolling patients and expected to complete in 1H 2011

LPM™ Leuprolide	Endometriosis and Prostate Cancer	Phase 1 trial potentially to be initiated in 2011

BioDefense Products

Target	Available Countermeasure	Soligenix Product
Ricin Toxin	No vaccine or antidote currently FDA approved	Injectable ricin vaccine Phase 1B trial enrollment complete and data expected in 1H 2011

Radiation Injury	No vaccine or antidote currently FDA approved	SGX 202 (pre-clinical)

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

Based on data from the prior Phase 3 study of orBec®, the current confirmatory Phase 3 study is a highly powered, double-blind, randomized, placebo-controlled, multi-center trial and will seek to enroll an estimated 166 patients.  This trial is supported in part by a $1.2 million FDA Orphan Products grant. The primary endpoint is the treatment failure rate at Study Day 80. This endpoint was successfully measured as a secondary endpoint (p-value  0.005) in the previous Phase 3 study as a key measure of durability following a 50-day course of treatment with orBec® (i.e., 30 days following cessation of treatment).

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

Historical Background

Two prior randomized, double-blind, placebo-controlled Phase 2 and 3 clinical trials support the ability of orBec® to provide clinically meaningful outcomes when compared with the current standard of care, including a lowered exposure to systemic corticosteroids following allogeneic transplantation. Currently, there are no approved products to treat GI GVHD. The first trial was a 60-patient Phase 2 single-center clinical trial conducted at the Fred Hutchinson Cancer Research Center (“FHCRC”) in Seattle, Washington. The second trial was a 129-patient pivotal Phase 3 multi-center clinical trial of orBec® conducted at 16 leading bone marrow/stem cell transplantation centers in the U.S. and France. Although orBec® did not achieve statistical significance in the primary endpoint of its pivotal trial, namely median time-to-treatment failure through Day 50 (p-value 0.1177), orBec® did achieve statistical significance in other key secondary endpoints such as the proportion of patients free of GVHD at Day 50 (p-value 0.05) and Day 80 (p-value 0.005) and the median time-to-treatment failure through Day 80 (p-value 0.0226), as well as a 66% reduction in mortality among patients randomized to orBec® at 200 days post-transplant with only 5 patient (8%) deaths in the orBec® group compared to 16 patient (24%) deaths in the placebo group (p-value 0.0139). Within one year after randomization in the pivotal Phase 3 trial, 18 patients (29%) in the orBec® group and 28 patients (42%) in the placebo group died (46% reduction in mortality, p-value 0.04).

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

In December 2008, we reached agreement with the FDA on the design of a confirmatory, pivotal Phase 3 clinical trial evaluating orBec® for the treatment of acute GI GVHD under the FDA’s Special Protocol Assessment (“SPA”) procedure. An agreement via the SPA procedure is an agreement with the FDA that a Phase 3 clinical trial design (e.g., endpoints, sample size, control group and statistical analyses) is acceptable to support a regulatory submission seeking new drug approval. After the study begins, the FDA can only change a SPA for very limited reasons. Further, in June 2009, we received Protocol Assistance feedback from the European Medicines Agency (“EMEA”) on the design of the Phase 3 clinical trial for orBec®.  The EMEA agreed that should the new confirmatory Phase 3 study produce positive results, the data would be sufficient to support a marketing authorization in all 27 European Union member states. The confirmatory Phase 3 trial has been initiated and is expected to complete in the second half of 2011.

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

On February 11, 2009, we entered into a collaboration and supply agreement with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) for the commercialization of orBec®. Sigma-Tau is a pharmaceutical company that develops novel therapies for the unmet needs of patients with rare diseases. Pursuant to this agreement, Sigma-Tau has an exclusive license to commercialize orBec® in the U.S., Canada and Mexico (the “Territory”). Sigma-Tau is obligated to make payments upon the attainment of significant milestones, as set forth in the agreement. The first milestone payment of $1 million was made in connection with the enrollment of the first patient in our confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD in September 2009. Total additional milestone payments due from Sigma-Tau for orBec® under the agreement could reach up to $9 million. Sigma-Tau will pay us a 35% royalty (Soligenix to provide finished drug product) on net sales in the Territory as well as pay for commercialization expenses, including launch activities. In connection with the execution of the collaboration and supply agreement, we entered into a common stock purchase agreement with Sigma-Tau pursuant to which we sold 25 million shares of our common stock to Sigma-Tau for $0.18 per share, for an aggregate price of $4,500,000.  The purchase price is equal to one hundred fifty percent (150%) of the average trading price of our common stock over the five trading days prior to February 11, 2009.  On November 26, 2008, prior to entering the collaboration agreement, we sold Sigma-Tau 16,666,667 common shares at $0.09 per share (the market price at the time) for proceeds of $1,500,000 in exchange for the exclusive right to negotiate a collaboration deal with us until March 1, 2009.

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

Future Potential Indications of orBec® and oral BDP

Based on its pharmacological characteristics, orBec® may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following HCT, as well as GVHD which also occurs following organ allograft transplantation. We also have an issued U.S. patent 7,704,985 claiming the use of oral BDP to treat IBS, a painful gastrointestinal condition that affects approximately 15% of the population in the industrialized world. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract and European patent EP 1830857 claiming oral BDP in conjunction with a short duration of high-dose prednisone with a rapid taper for the reduction of mortality associated with GVHD and leukemia. We recently completed a Phase 2 trial of orBec® in the prevention of acute GVHD and announced preliminary results from this study. We are targeting to begin a Phase 2 clinical trial in chronic GI GVHD in the first half of 2011.  In addition, we are exploring the possibility of testing oral BDP (the active ingredient in orBec®) for local inflammation associated with Crohn’s Disease, Lymphocytic Colitis, IBS, Ulcerative Colitis, among other indications.

Prevention of Acute GVHD

We have recently completed an exploratory, randomized, double blind, placebo-controlled, Phase 2 “proof of concept” clinical trial of orBec® for the prevention of acute GVHD in patients undergoing myeloablative conditioning regimens with initiation of dosing prior to hematopoietic cell transplantation (HCT) and continuing through the post-transplantation period. The trial was conducted by Paul Martin, M.D., at the FHCRC and was supported, in large part, by a grant from the National Institutes of Health. We did not receive any direct monetary benefit from this grant.  The Phase 2 trial enrolled 140 patients with a 2:1 (orBec®:placebo) randomization plan. Preliminary results from this estimation study indicate that orBec® appears safe and well tolerated in this patient population, but did not achieve statistical significance in the primary endpoint, which was the proportion of subjects who developed acute GVHD with severity sufficient to require systemic immunosuppressive treatment on or before day 90 after transplantation.  However, the use of orBec® resulted in fewer cases of more severe acute GVHD grades IIb-IV (21% vs. 33% of patients receiving placebo), although this difference was not statistically significant. This result has the potential to be clinically relevant because GVHD grades IIb-IV are associated with more severe disease involving the skin and liver as well as being associated with poorer outcomes, including mortality rates that approach 100% in the grade IV patient population.  Further analysis of the complete dataset continues and is aimed at identifying other potential effects seen with orBec® in preventing acute GVHD.

SGX201 - Time Release Formulation of oral BDP

We have initiated a Phase 1/2 clinical trial in acute radiation enteritis for which we have received “Fast Track” designation from the FDA. Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit an NDA for SGX201 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review, which implies an abbreviated review time of six months.

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

BioDefense Overview

RiVax™

RiVax™ is our proprietary vaccine developed to protect against exposure to ricin toxin, and is the first and only ricin toxin vaccine to be clinically tested in humans. Ricin is a recombinant derivative of the ricin A chain and a potent glycoprotein toxin, derived from the beans of castor plants. It can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigations Bioterror report released in November 2007 entitled Terrorism 2002-2005, which states that "Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations" (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). The Centers for Disease Control (“CDC”) has classified ricin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

The initial Phase 1 clinical trial of RiVax™ was conducted by Ellen Vitetta, Ph.D. at the University of Texas Southwestern Medical Center (“UTSW”) at Dallas, Soligenix's academic partner. The trial demonstrated that RiVax™ is well tolerated and induces antibodies in humans that neutralize the ricin toxin. The functional activity of the antibodies was confirmed by animal challenge studies in mice which survived exposure to ricin toxin after being injected with serum samples from the volunteers. The outcome of the study was published in the Proceedings of the National Academy of Sciences. A second Phase 1 trial supported by an FDA Orphan Products grant to UTSW has completed enrollment utilizing an adjuvant formulation of RiVax™.  Preliminary results indicate that RiVax™ appears safe at all doses tested in volunteers. Analysis of human immunogenicity and complementary non-human primate efficacy is expected during the first half of 2011.

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

In September 2009, we announced that we were awarded a $9.4 Million grant from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the NIH.  The grant will fund, over a five-year period, the development of formulation and manufacturing processes for vaccines,  including RiVax™, that are stable at elevated temperatures.  The grant will also fund the development of improved thermostable adjuvants expected to result in rapidly acting vaccines that can be given with fewer injections over shorter intervals. The development of heat-stable vaccines will take advantage of combining several novel formulation processes with well characterized adjuvants that have been evaluated in numerous vaccine field trials.  The formulation and process technology funded by the grant will be applied to the further development of RiVax™, a subunit vaccine for prevention of ricin toxin lethality and morbidity.  The grant will also address the development of manufacturing processes and animal model systems necessary for the pre-clinical characterization of vaccine formulations.  Further, the grant will fund the concurrent development of at least one other protein subunit vaccine, which is currently expected to be an anthrax vaccine.  This could lead to new subunit vaccines that would bypass current cold chain requirements for storage and distribution.  Vaccines to be stored in the Strategic National Stockpile (“SNS”) and used under emergency situations for biodefense are expected to have long-term shelf life.

In 2008, we announced the initiation of a comprehensive program to evaluate the efficacy of RiVax™ in non-human primates. This study is ongoing at the Tulane University Health Sciences Center and will provide data that will further aid in the interpretation of immunogenicity data obtained in the human vaccination trials.

SGX202 – Oral BDP for GI Radiation Injury

In September 2007, we announced that our academic partner, the FHCRC, received a $1 million grant from the NIH to conduct pre-clinical studies of oral BDP, also the active ingredient in orBec®, for the treatment of GI radiation injury. While we will not receive any monetary benefit from this grant, we will benefit if this work is successful and it will enhance the value of our oral BDP programs. The purpose of the studies funded by the grant, entitled “Improving Gastrointestinal Recovery after Radiation,” is to evaluate the ability of three promising clinical-grade drugs, including oral BDP, given alone or in combination, that are likely to significantly mitigate the damage to the gastrointestinal epithelium caused by exposure to high doses of radiation using a well-established dog model. The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This type of therapy, if successful, would benefit cancer patients undergoing radiation, chemotherapy, or victims of nuclear-terrorism. In most radiation scenarios, injury to the hematopoietic (blood) system and gastrointestinal tract are the main determinants of survival. The studies will compare overall survival and markers of intestinal cell regeneration when the drug regimens are added to supportive care intended to boost proliferation of blood cells. The principal investigator of the study is George E. Georges, M.D., Associate Member of the FHCRC. Our rights to the use of SGX202 are through our license with George McDonald, M.D.

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

Revenue Recognition

Our revenues are generated from NIH grants, the achievement of licensing milestones, and NPAP sales of orBec®. The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. Licensing milestone revenues are recorded when earned. Revenue from NPAP sales of orBec® are recorded when the product is shipped.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to 2009

For the three months ended September 30, 2010, we had a net loss of $1,733,740 as compared to a net loss of $1,660,377 for same period in the prior year, representing an increase of $73,363, or 4%. For the nine months ended September 30, 2010, we had a net loss of $5,447,292 as compared to a net loss of $5,590,377 for same period in the prior year, representing a decrease of $143,085, or 3%.

For the three and nine months ended September 30, 2010, revenues and associated costs relate to NIH grants awarded in support of our development of ricin and thermostable vaccines, development of SGX201 in acute radiation enteritis, and from the NPAP sales of orBec®. For the three months ended September 30, 2010, we had revenues of $860,517as compared to $766,645 for the same period in the prior year, representing an increase of $93,872, or 12%. For the nine months ended September 30, 2010, we had revenues of $1,640,955 as compared to $1,629,277 for the same period in the prior year, representing an increase of $11,678, or 1%. The increases in revenues were a result of increases in NIH grant revenues and the development work underlying them.

We incurred costs related to those revenues for the three months ended September 30, 2010 and 2009 of $779,396 and $584,329, respectively, representing an increase of $195,067, or 33%. We incurred costs related to those revenues for the nine months ended September 30, 2010 and 2009 of $1,402,262 and $1,255,503, respectively, representing an increase of $146,579, or 12%.   These costs relate to payments made to subcontractors in connection with research performed in support of the grants and, in the case of NPAP sales, the cost of product sold. The increases follow directly from the increases in NIH grant revenues discussed above, plus an expiring NPAP inventory write-off of $30,211 during the three months ended September 30, 2010.

Our gross profit for the three months ended September 30, 2010 was $81,121 as compared to $182,316 for the same period in the prior year, representing a decrease of $101,195, or 56%. Our gross profit for the nine months ended September 30, 2010 was $238,693 as compared to $373,774 for the same period in the prior year, representing a decrease of $135,081, or 36%. The decreases in gross profit follow directly from the increases in costs related to NIH grant revenues discussed above, plus the expired NPAP inventory write-off.

Research and development spending increased by $12,811, or 1%, to $1,122,144 for the three months ended September 30, 2010 as compared to $1,109,333 for the same period in 2009. Research and development spending decreased by $44,101, or 1%, to $3,791,145 for the nine months ended September 30, 2010 as compared to $3,835,246 for the same period in 2009. During the three and nine months ended September 30, 2010, we incurred expenses of $878,627 and $2,367,119, respectively, in connection with the preparation and conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD and related studies. Our primary vendor for such services was Numoda Corporation, which represented approximately $165,000 and $784,000 of these expenses for the three and nine months ended September 30, 2010, respectively.

General and administrative expenses decreased by $261,287, or 42%, to $356,448 for the three months ended September 30, 2010, as compared to $617,735 for the same period in 2009. General and administrative expenses decreased by $289,349, or 17%, to $1,439,051 for the nine months ended September 30, 2010, as compared to $1,728,400 for the same period in 2009. These decreases result from decreases in compensation associated with severance, benefits and board fees in 2010.

Stock-based compensation expenses related to research and development increased $129,092, or 510%, to $154,406 for the three months ended September 30, 2010, as compared to $25,314 for the same period in 2009. Stock-based compensation expenses related to research and development increased $77,167, or 49%, to $234,558 for the nine months ended September 30, 2010, as compared to $157,391 for the same period in 2009. These increases result from the company-wide grant issued during in July 2010, a portion of which is immediately vested, and generally higher average R&D staffing levels year over year.

Stock-based compensation expenses related to general and administrative increased $95,716, or 105%, to $186,638 for the three months ended September 30, 2010, as compared to $90,922 for the same period in 2009. Stock-based compensation expenses related to general and administrative decreased $31,980, or 12%, to $229,351 for the nine months ended September 30, 2010, as compared to $261,331 for the same period in 2009. These increases result from the company-wide grant issued during in July 2010, a portion of which is immediately vested, and generally higher average G&A staffing levels year over year, offset in part by a lower expense charge accorded to new 2010 director grants, which are all immediately vested, as compared to the same grants in the prior year.

Net interest income for the three and nine months ended September 30, 2010 was $4,775 and $8,120, respectively, as compared to $611 and $18,217 for the same periods in the prior year, representing an increase of $4,164, or 682%, and a decrease of $10,097, or 55%, respectively. This increase and decrease is due to lower prevailing interest rates available on our cash balances in 2010 as compared to 2009, offset in part by higher average cash balances in the latter half of 2010.

Financial Condition

Cash and Working Capital

As of September 30, 2010, we had cash and cash equivalents of $9,028,228 as compared to $7,692,011 as of December 31, 2009, representing an increase of $1,336,217 or 17%. As of September 30, 2010, we had working capital of $7,936,893 as compared to working capital of $6,689,765 as of December 31, 2009, representing an increase of $1,247,128, or 19%. The increase was the result of the private placement of common stock and warrants completed in June 2010, offset by cash used in operating activities over the period. For the nine months ended September 30, 2010, our cash used in operating activities was $4,208,632 as compared to $4,755,176 for the same period in 2009, representing a decrease of $546,544 or 11%. This decrease in spending was attributable to a modification in payments to Numoda Corporation, with regard to conduct of the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute gastrointestinal GVHD.

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

Our plans with respect to our liquidity management include the following:

•
The Company has approximately $8.6 million in active grant funding still available to support its research programs through 2010 and beyond.  Additionally, the Company has submitted additional grant applications for further support of these programs and others with various funding agencies.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our research and development expenditures for the next 12 months to be approximately $7.3 million before any grant reimbursements, of which $5.5 million relates to the BioTherapeutics business and $1.8 million relates to the BioDefense business. We anticipate grant revenues in the next 12 months to offset research and development expenses for the development of our thermostable vaccine technology, the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD, and the development of SGX201 in acute radiation enteritis in the amount of approximately $2.3 million.

The table below details our costs for research and development by program and amounts reimbursed under grants for the nine months ended September 30:

	2010	2009
Research & Development Expenses
orBec®	$2,367,119	$3,098,212
RiVax™ and thermostable vaccines	1,038,448	573,575
BT-VACC™	378,501	151,228
Oraprine™	4,500	4,500
LPM™-Leuprolide	2,577	7,731
Total	$3,791,145	$3,835,246

Reimbursed under Grants
orBec®	$224,998	$32,024
RiVax™ and thermostable vaccines	961,857	1,223,479
BT-VACC™	215,407	-
Total	$1,402,262	$1,255,503

Grand Total	$5,193,407	$5,090,749

Commitments

We have commitments of approximately $932,000 as of September 30, 2010 in connection with a collaboration agreement with Numoda for the execution of our confirmatory  Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in second half of 2011.

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

We have future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2010	$169,500	$25,429	$194,929
2011	845,000	99,017	944,017
2012	220,000	28,761	248,761
2013	60,000	5,793	65,793
2014	60,000	1,448	61,448
Total	$1,354,500	$160,448	$1,514,948

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

PART II - OTHER INFORMATION.

ITEM 6 - EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a)(under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

November 12, 2010	by	/s/ Christopher J. Schaber
Christopher J. Schaber, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

November 12, 2010	by	/s/ Evan Myrianthopoulos
Evan Myrianthopoulos Chief Financial Officer (Principal Financial Officer)

November 12, 2010	by	/s/ Christopher P. Schnittker
Christopher P. Schnittker, C.P.A. Vice President of Administration and Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a)(under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.