Form 10-Q
period 2011-03-31
SOLIGENIX, INC.
filed 2011-05-13
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

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

(609) 538-8200
(IRegistrant’s telephone number, including area code)

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

As of May 10, 2011, 217,979,861 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010

Assets Current assets:
Cash and cash equivalents	$5,948,261	$7,451,714
Grants receivable	168,926	120,787
Taxes receivable	4,322	251,864
Prepaid expenses	94,722	187,494
Total current assets	6,216,231	8,011,859

Office furniture and equipment, net	18,909	20,699
Intangible assets, net	1,213,007	1,235,989
Total assets	$7,448,147	$9,268,547

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,418,295	$1,674,175
Accrued compensation	34,269	236,581
Total current liabilities	1,452,564	1,910,756
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 400,000,000 shares authorized; 217,584,836 shares and 216,192,360 shares issued and outstanding in 2011 and 2010, respectively	217,584	216,192
Additional paid-in capital	123,237,189	122,880,378
Accumulated deficit	(117,459,190)	(115,738,779)
Total shareholders’ equity	5,995,583	7,357,791
Total liabilities and shareholders’ equity	$7,448,147	$9,268,547

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues, principally from grants	$808,005		$335,796
Cost of revenues	(554,037)		(273,773)
Gross profit	253,968		62,023

Operating expenses:
Research and development	1,256,135		1,598,291
General and administrative	563,912		538,097
Stock-based compensation – research and development	116,669		40,204
Stock-based compensation – general and administrative	40,098		22,059
Total operating expenses	1,976,814		2,198,651

Loss from operations	(1,722,846)		(2,136,628)

Other income:
Interest income	2,435		1,691
Interest expense	-		(1,323)

Total other income	2,435		368
Net loss	(1,720,411)		(2,136,260)

Basic and diluted net loss per share	$(0.01)	$	(0.01)

Basic and diluted weighted average common shares outstanding	216,845,543		186,513,653

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2011
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2010	216,192,360	$216,192	$122,880,378	$(115,738,779)	$7,357,791
Issuance of common stock pursuant to equity line agreement – Fusion	767,476	767	129,233	-	130,000
Issuance of common stock for option and warrant exercises	625,000	625	68,125	-	68,750
Issuance of common stock warrant to vendors	-	-	2,686	-	2,686
Stock-based compensation expense	-	-	156,767	-	156,767
Net loss	-		-	(1,720,411)	(1,720,411)
Balance, March 31, 2011	217,584,836	$217,584	$123,237,189	$(117,459,190)	$5,995,583

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(1,720,411)	$(2,136,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	51,427	46,252
Stock or warrants issued in exchange for services	2,686	106,754

Stock-based compensation	156,767	62,263
Capitalized patent write-off	-	378,501

Change in operating assets and liabilities:
Grants receivable	(48,139)	(33,396)
Taxes receivable	247,542	-
Inventory	-	2,812
Prepaid expenses	92,772	(5,029)
Accounts payable	(255,879)	116,808
Accrued compensation	(202,312)	(334,009)
Total adjustments	44,864	340,956
Net cash used in operating activities	(1,675,547)	(1,795,304)

Investing activities:

Acquisition of intangible assets	(26,656)	(69,502)
Purchase of office equipment	-	(947)
Net cash used in investing activities	(26,656)	(70,449)

Financing activities:
Proceeds from sale of common stock pursuant to equity line	130,000	70,000
Proceeds from exercise of options and warrants	68,750	35,700
Net cash provided by financing activities	198,750	105,700

Net decrease in cash and cash equivalents	(1,503,453)	(1,760,053)
Cash and cash equivalents at beginning of period	7,451,714	7,692,011
Cash and cash equivalents at end of period	$5,948,261	$5,931,958

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (“Soligenix,” the “Company,” “we” or “us”) is a late-stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. The Company maintains two active business segments: BioTherapeutics and BioDefense. Soligenix’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, while the Company’s collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® in North America, once approved. Soligenix’s BioDefense business segment intends to use RiVaxTM, its ricin toxin vaccine, to support development efforts with its heat stabilization technology, and SGX202, its radiation injury program, to convert from early stage development to advanced development with the assistance of ongoing government grant funding.

The Company currently generates revenues primarily from the National Institutes of Health (the “NIH”) under three active grants and from its license with Sigma-Tau, once milestones are achieved.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability.

Liquidity

As of March 31, 2011, the Company had cash and cash equivalents of $5,948,261 as compared to $7,451,714 as of December 31, 2010, representing a decrease of $1,503,453 or 20%.  As of March 31, 2011, the Company had working capital of $4,763,667 as compared to working capital of $6,101,103 as of December 31, 2010, representing a decrease of $1,337,436 or 22%.  The decrease in cash and working capital was the result of cash used in operating activities over the period, offset by $198,750 in proceeds from issuances of common stock under the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”).  For the three months ended March 31, 2011, the Company’s cash used in operating activities was $1,675,547 as compared to $1,795,304 for the same period in 2010, representing a decrease of $119,757, or 7%.

Management’s business strategy can be outlined as follows:

•	complete the confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”);
•
identify a development and marketing partner for orBec® for territories outside of North America, as we have granted an exclusive license to Sigma-Tau to commercialize orBec® in the U.S., Canada and Mexico;

•	complete the Phase 1/2 clinical trial for SGX201 (oral BDP) in the prevention of acute radiation enteritis;
•
evaluate and/or initiate additional trials to explore the effectiveness of orBec®/oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute GVHD, treatment of chronic GI GVHD, radiation injury, and Crohn’s disease;

•	continue to secure additional government funding for each of our BioTherapeutics and BioDefense programs through grants, contracts and/or procurements;
•
use RiVaxTM to support development efforts with our heat stabilization technology to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

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

The Company’s plans with respect to its liquidity management include the following:

•
The Company has approximately $8.6 million in active grant funding still available to support its research programs through 2011 and beyond.  The Company has also submitted additional grant applications for further support of its programs with various funding agencies, and has received encouraging feedback to date on the likelihood of additional funding.

•
The Company has approximately $7.5 million in available capacity under the Company’s Fusion Capital equity facility through October 2011.  Although, the Company has historically drawn down modest amounts under this agreement, the Company could draw more within certain contractual parameters;

•	The Company will seek non-dilutive funding through completion of partnerships for its orBec®/oral BDP programs in territories outside North America;
•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company will pursue Net Operating Losses (“NOL”) sales in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program.  Based on the receipt of $245,810 in proceeds pursuant to NOL sales in 2010 and assuming its application is accepted, the Company expects to participate in the expanded program during 2011 and beyond; and

•
The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate.  However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Grants Receivable

Grants receivable consist of unbilled amounts due from various grants from the NIH for costs incurred prior to the period end under reimbursement contracts.  The amounts were billed to the NIH in the month subsequent to period end and collected shortly thereafter. The Company considers the grants receivable to be fully collectible. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current products in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from Soligenix’s academic and industrial partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work designed to protect, preserve, maintain and perhaps extend the lives of the patents. The Company capitalizes such costs and amortizes intangibles over their expected useful life – generally a period of 11 to 16 years.

During the three months ended March 31, 2011, the Company incurred $378,501 in expense as a result of a one-time patent write off related to its return of the botulinum toxin vaccine license and abandonment of related patents. This expense is reflected in research and development expense in the consolidated statement of operations.

The Company capitalized $26,656 and $69,502 in patent related costs during the three months ended March 31, 2011 and 2010, respectively.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2011 or 2010.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials and overhead. Inventory consists of finished goods related to the orBec® Named Patient Access Program (“NPAP”). The Company records an allowance as needed for excess inventory.  During the fourth quarter of 2010, the Company disposed of certain inventory valued at $30,211 due to product expiration dates and expects to manufacture more drug product for the NPAP during 2011.

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

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities of 123% and 129% for 2011 and 2010, respectively;
•	forfeitures at a rate of 12%; and
•	risk-free interest rates of 1.47% and 1.91% in 2011 and 2010, respectively.

The Company estimates these values based on the assumptions that have been historically available. The fair value of each option grant made during 2011 and 2010 was estimated on the date of each grant using the Black-Scholes option pricing model and is then amortized ratably over the option’s vesting periods, which approximates the service period. 150,000 options expired or were forfeited during the 3 months ended March 31, 2011.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods.  Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2011 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense.  There were no tax related interest and penalties recorded for 2010 and 2009. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2011 or 2010. The income tax returns for 2007, 2008 and 2009 are subject to examination by the IRS and other various taxing authorities, generally for three years after they were filed.

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

	Three Months Ended March 31,
	2011			2010
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(1,720,411)	216,845,543	$(0.01)	$(2,136,260)	186,513,653	$(0.01)

Shares issuable upon the exercise of options and warrants outstanding at March 31, 2011 and 2010 were  26,636,039 and  18,847,539 shares issuable upon the exercise of options, and 54,091,373 and 42,427,874  shares issuable upon the exercise of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2011 were $0.24 and $0.22 per share, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2010 were $0.24 and $0.24 per share, respectively. No options and warrants were included in the 2011 and 2010 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

Note 3. Office Furniture and Equipment

Office furniture and equipment are stated at cost. Depreciation is computed on a straight-line basis over five years. Office and laboratory equipment consisted of the following:

	March 31, 2011	December 31, 2010
Office equipment	$37,828	$37,828
Office furniture	2,889	2,889
	40,717	40,717 40,717
Less: Accumulated depreciation	(21,808)	(20,018)
Office furniture and equipment, net	$18,909	$20,699

Depreciation expense was $1,790 and $1,737 for the three months ended March 31, 2011 and 2010, respectively.

Note 4. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2011
Licenses	9.5	$462,234	$204,185	$258,049
Patents	4.1	1,939,440	984,482	954,958
Total	5.1	$2,401,674	$1,188,667	$1,213,007
December 31, 2010
Licenses	9.7	$462,234	$197,469	$264,765
Patents	4.2	1,912,784	941,559	971,224
Total	5.3	$2,375,018	$1,139,028	$1,235,989

Amortization expense was $49,637 and $44,514 for the three months ended March 31, 2011 and 2010, respectively.

Based on the balance of licenses and patents at March 31, 2011, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2011	$205,000
2012	$205,000
2013	$205,000
2014	$205,000
2015	$205,000

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits other than within that period.

Note 5. Income Taxes

At March 31, 2011, the Company had NOLs of approximately $76,000,000 for federal tax purposes and approximately $19,000,000 of New Jersey NOLs remaining after the sale of unused NOLs, portions of which are currently expiring each year until 2030. In addition, the Company had $3,462,000 of various tax credits that start expiring in December 2011 and will continue to expire through December 2030. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities.  However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382.  IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams.  Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of its NOLs may be substantially limited.

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

The net changes in the valuation allowance for three months ended March 31, 2011 and for the year ended December 31, 2010 were an increase of approximately $700,000 and $1,652,000, respectively, both resulting primarily from net operating losses generated. As a result of the Company’s continuing tax losses, it has recorded a full valuation allowance against a net deferred tax asset.

The Company has no tax provision for the three month periods ended March 31, 2011 and 2010 due to losses and full valuation allowances against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 5 million shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended March 31, 2011:

•
In seven separate transactions during the three months ended March 31, 2011, the Company issued an aggregate of 767,476 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregate of $130,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

•	As a result of stock option exercises, 625,000 shares were issued during the three months ended March 31, 2011.

Warrants

During 2011, the Company issued warrants to purchase 30,000 shares of common stock to consultants in exchange for their services. Expense charges of $2,686 were recorded during the three months ended March 31, 2011 as a result of these issuances.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $805,000 at March 31, 2011 in connection with an agreement with Numoda Corporation for electronic data capture in connection with its confirmatory Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD that began in September 2009 and is expected to complete in the second half of 2011.

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

Employees with employment contracts have severance agreements that may provide separation benefits from the Company if they are involuntarily separated from employment.

Note 8. Business Segments

The Company maintains two active business segments:  BioTherapeutics and BioDefense.  Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2011	2010
Revenues, Principally from Grants
BioDefense	$536,586	$263,790
BioTherapeutics	271,419	72,006
Total	$808,005	$335,796

Income (Loss) from Operations
BioDefense (1)	$67,478	$(591,425)
BioTherapeutics	(1,381,328)	(1,141,757)
Corporate	(408,996)	(403,446)
Total	$(1,722,846)	$(2,136,628)

Amortization and Depreciation Expense
BioDefense	$9,689	$23,109
BioTherapeutics	41,200	22,621
Corporate	538	522
Total	$51,427	$46,252

Interest Income, Net
Corporate	$2,435	$368

Stock-Based Compensation
BioDefense	$18,416	$12,940
BioTherapeutics	98,253	27,264
Corporate	40,098	22,059
Total	$156,767	$62,263

Identifiable Assets
BioDefense	$525,946	$439,362
BioTherapeutics	886,602	802,281
Corporate	6,035,599	6,063,895
Total	$7,448,147	$7,305,538

(1)
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition.  You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes including Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2010.  This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason and you should not place undue reliance on these forward-looking statements.  You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview and Strategy

Soligenix, Inc. was incorporated in Delaware in 1987. We are a late-stage research and development biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and BioDefense. Our BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, while our collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® in North America once approved by the U.S. Food and Drug Administration (the “FDA”). Our BioDefense business segment intends to use RiVaxTM, our ricin toxin vaccine, to support development efforts with our heat stabilization technology, and SGX202, our radiation injury program, to convert from early stage development to advanced development with the assistance of ongoing government grant funding.

Our business strategy can be outlined as follows:

•	complete the confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”);
•
identify a development and marketing partner for orBec® for territories outside of North America, as we have granted an exclusive license to Sigma-Tau to commercialize orBec® in the U.S., Canada and Mexico;

•	complete the Phase 1/2 clinical trial for SGX201 (oral BDP) in the prevention of acute radiation enteritis;
•
evaluate and/or initiate additional trials to explore the effectiveness of orBec®/oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute GVHD, treatment of chronic GI GVHD, radiation injury, and Crohn’s disease;

•	continue to secure additional government funding for each of our BioTherapeutics and BioDefense programs through grants, contracts and/or procurements;
•
use RiVaxTM to support development efforts with our heat stabilization technology to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

•	acquire or in-license new clinical-stage compounds for development; and
•	explore other business development and acquisition strategies.

Our executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08550 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of Acute GI GVHD	Pivotal Phase 3 confirmatory trial enrolling; expected to complete in 2H 2011

orBec®	Prevention of Acute GVHD	Phase 2 trial completed

orBec®	Treatment of Chronic GI GVHD	Phase 2 trial potentially to be initiated in 2H 2011

SGX201	Acute Radiation Enteritis	Phase 1/2 trial enrolling; expected to complete in 1H 2011

LPM™ Leuprolide	Endometriosis and Prostate Cancer	Pre-clinical

BioDefense Products

Soligenix Product	Indication	Stage of Development
RiVaxTM	Vaccine against Ricin Toxin Poisoning	Phase 1B trial enrollment complete; data expected in 1H 2011

SGX202	Radiation Injury	Pre-clinical

BioTherapeutics Overview

orBec® and oral BDP

orBec® represents a first-of-its-kind oral, locally acting therapy tailored to treat the gastrointestinal manifestation of GI GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressive drugs to treat acute GI GVHD. The active ingredient in orBec® is beclomethasone dipropionate (“BDP”), a highly potent, topically active corticosteroid that has a local effect on inflamed tissue. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. orBec® is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract.

Based on data from the prior Phase 3 study of orBec®, the current confirmatory Phase 3 study is a highly powered, double-blind, randomized, placebo-controlled, multi-center trial that is expected to enroll an estimated 166 patients.  This trial is supported in part by a $1.2 million FDA Orphan Products grant awarded to Soligenix. The primary endpoint is the treatment failure rate at Study Day 80. This endpoint was successfully measured as a secondary endpoint (p-value  0.005) in the previous Phase 3 study as a key measure of durability following a 50-day course of treatment with orBec® (i.e., 30 days following cessation of treatment).

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

In December 2008, we reached agreement with the FDA on the design of a confirmatory, pivotal Phase 3 clinical trial evaluating orBec® for the treatment of acute GI GVHD under the FDA’s Special Protocol Assessment (“SPA”) procedure. An agreement via the SPA procedure is an agreement with the FDA that a Phase 3 clinical trial design (e.g., endpoints, sample size, control group and statistical analyses) is acceptable to support a regulatory submission seeking new drug approval. After the study begins, the FDA can only change a SPA for very limited reasons. Further, in June 2009, we received Protocol Assistance feedback from the European Medicines Agency (“EMEA”) on the design of the Phase 3 clinical trial for orBec®.  The EMEA agreed that should the new confirmatory Phase 3 study produce positive results, the data would be sufficient to support a marketing authorization in all 27 European Union member states. The confirmatory Phase 3 trial is actively enrolling patients and is expected to complete in the second half of 2011.

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

Additionally, orBec® is available through Named Patient Access Programs (“NPAPs”) in South Korea, Latin America, Canada, Australia, South Africa, New Zealand and the ASEAN countries.  The NPAPs are compassionate use drug supply programs under which medical practitioners can legally supply investigational drugs to their eligible patients.  Under this program, drugs can be administered to patients who are suffering from serious illnesses prior to the drug being approved by the various regional regulatory authorities. The activity under the NPAP programs is currently minimal.

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

Future Potential Indications of orBec® and oral BDP

Based on its pharmacological characteristics, orBec® may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following HCT, as well as GVHD which also occurs following organ allograft transplantation. We also have an issued U.S. patent 7,704,985 claiming the use of oral BDP to treat IBS, a painful gastrointestinal condition that affects approximately 15% of the population in the industrialized world. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract and European patent EP 1830857 claiming oral BDP in conjunction with a short duration of high-dose prednisone with a rapid taper for the reduction of mortality associated with GVHD and leukemia. We recently completed a Phase 2 trial of orBec® in the prevention of acute GVHD and announced preliminary results from this study. We are targeting to begin a Phase 2 clinical trial in the treatment of chronic GI GVHD in the second half of 2011, pending further funding.  In addition, we are exploring the possibility of testing oral BDP (the active ingredient in orBec®) for local inflammation associated with Crohn’s Disease, Lymphocytic Colitis, IBS, Ulcerative Colitis, among other indications.

Prevention of Acute GVHD

We have recently completed an exploratory, randomized, double blind, placebo-controlled, Phase 2 “proof of concept” clinical trial of orBec® for the prevention of acute GVHD in patients undergoing myeloablative conditioning regimens with initiation of dosing prior to HCT and continuing through the post-transplantation period. The trial was conducted under an investigator-initiated IND by Paul Martin, M.D., at the FHCRC and was supported, in large part, by a grant from the National Institutes of Health. We did not receive any direct monetary benefit from this grant. The Phase 2 trial enrolled 140 patients with a 2:1 (orBec®:placebo) randomization plan. Preliminary results from this estimation study indicate that orBec® appears safe and well tolerated in this patient population, but did not achieve statistical significance in the primary endpoint, which was the proportion of subjects who developed acute GVHD with severity sufficient to require systemic immunosuppressive treatment on or before day 90 after transplantation. However, the use of orBec® resulted in fewer cases of more severe acute GVHD grades IIb-IV (21% vs. 33% of patients receiving placebo), although this difference was not statistically significant. This result has the potential to be clinically relevant because GVHD grades IIb-IV are associated with more severe disease involving the skin and liver as well as being associated with poorer outcomes, including mortality rates that approach 100% in the grade IV patient population. Further analysis of the complete dataset continues and is aimed at identifying other potential effects seen with orBec® in preventing acute GVHD.

SGX201 - Time Release Formulation of Oral BDP

SGX201 is a time-release formulation of BDP specifically designed for oral use. We are currently enrolling patients in a Phase 1/2 clinical trial testing SGX201 in acute radiation enteritis and it is expected to complete in the first half of 2011.  Patients with rectal cancer who are scheduled to undergo concurrent radiation and chemotherapy prior to surgery will be enrolled in four dose groups. The objectives of the study are to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. This program is supported in part by a $500,000 two-year Small Business Innovation Research (“SBIR”) grant awarded by the NIH.

We have received “Fast Track” designation from the FDA for SGX201 for radiation enteritis. Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit an NDA for SGX201 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review, which implies an abbreviated review time of six months.

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

BioDefense Overview

RiVax™

RiVax™ is our proprietary vaccine developed to protect against exposure to ricin toxin, and is the first ricin toxin vaccine to be clinically tested in humans. The vaccine is comprised of a recombinant nontoxic derivative of the ricin A chain which induces antibodies after immunization. Ricin is a potent glycoprotein toxin, derived from the beans of castor plants. It can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigations Bioterror report released in November 2007 entitled Terrorism 2002-2005, which states that "Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations" (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). The Centers for Disease Control (“CDC”) has classified ricin toxin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

The initial Phase 1 clinical trial of RiVax™ was conducted by Ellen Vitetta, PhD at the University of Texas Southwestern Medical Center (“UTSW”) at Dallas, Soligenix's academic partner. The trial demonstrated that RiVax™ is well tolerated and induces antibodies in humans that neutralize the ricin toxin. The functional activity of the antibodies was confirmed by animal challenge studies in mice which survived exposure to ricin toxin after being injected with serum samples from the volunteers. The outcome of the study was published in the Proceedings of the National Academy of Sciences. A second Phase 1 trial supported by an FDA Orphan Products grant to UTSW has completed enrollment utilizing an adjuvant formulation of RiVax™.  Preliminary results indicate that RiVax™ appears safe at all doses tested in volunteers. Analysis of human immunogenicity is expected during the first half of 2011.

The National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”) has previously awarded us two grants: one for $6.4 million and one for $5.2 million for a total of $11.6 million for the development of RiVax™ covering process development, scale-up and current Good Manufacturing Practice (“cGMP”) manufacturing, and pre-clinical toxicology testing pursuant to the FDA’s “animal rule,” which has supported our research from 2004 to present.

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

SGX202 – Oral BDP for GI Radiation Injury

In September 2007, our academic partner, the FHCRC, received a $1 million grant from the NIH to conduct pre-clinical studies of oral BDP, also the active ingredient in orBec®, for the treatment of GI radiation injury. In January 2011, we released promising preliminary results from this grant-supported preclinical study of SGX202 in a canine gastrointestinal acute radiation syndrome (“GARS”) model. The results indicate that dogs treated with SGX202 demonstrated statistically significant (p=0.04) improvement in survival after exposure to lethal doses of total body irradiation (“TBI”) when compared to control dogs. The aim of the study was to determine whether SGX202 could improve survival and GI recovery after TBI using a well-established GARS dog model. Six dogs were exposed to TBI (12 Gy administered at 70 cGy/min), and then given autologous bone marrow and SGX202 with supportive care; four dogs were used as controls and not treated with SGX202.  Autologous bone marrow was given to reduce the duration and impact of the radiation-induced hematopoietic syndrome and allow for a focus on measures to treat the GI effects of TBI.  SGX202 was administered two hours after TBI and daily until GI recovery (up to day 100 post exposure).  Median survival post exposure in the control group was 8 days, compared to greater than 100 days in the SGX202 treated group.  These results demonstrate that SGX202 has the potential to reduce the local inflammation in the radiation damaged GI tract.  The principal investigator of the study is George E. Georges, M.D., Associate Member of the FHCRC. Our rights to the use of SGX202 are through our license with George McDonald, M.D.

The purpose of the studies funded by the grant was to evaluate the ability of three promising clinical-grade drugs, including oral BDP, given alone or in combination, that are likely to significantly mitigate the damage to the gastrointestinal epithelium caused by exposure to high doses of radiation using a well-established dog model. The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This type of therapy, if successful, would benefit cancer patients undergoing radiation, chemotherapy, or victims of nuclear-terrorism. In most radiation scenarios, injury to the hematopoietic (blood) system and gastrointestinal tract are the main determinants of survival.

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

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the warrants’ provisions and determined that they were indexed to our own stock and therefore to be accounted for as equity for the three months ended March 31, 2011 and 2010.

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

We determine stock-based compensation expense for warrants and shares of common stock granted to non-employees in accordance with FASB ASC 718, Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted is amortized as the options vest. The option’s price is remeasured using the Black-Scholes model at the end of each quarterly reporting period. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

New Accounting Pronouncements

See Note 2, New Accounting Pronouncements, of the financial statements for a discussion of new accounting pronouncements.

Material Changes in Results of Operations

Three Months Ended March 31, 2011 Compared to March 31, 2010

For the three months ended March 31, 2011, we had a net loss of $1,720,411  as compared to a net loss of $2,136,260 for same period in the prior year, representing a reduction in the net loss of $415,849, or 19%.

For the three months ended March 31, 2011, revenues and associated costs relate to NIH grants awarded in support of our development of ricin and thermostable vaccines and orBec®. For the three months ended March 31, 2011, we had revenues of $808,005 as compared to $335,796  for the same period in the prior year, representing an increase of $472,209, or  141%. The increases in revenues were a result of increases in NIH grant revenues and the development work underlying them.

We incurred costs related to those revenues for the three months ended March 31, 2011 and 2010 of $554,037  and $273,773, respectively, representing an increase of $280,264, or  102%. These costs relate to payments made to subcontractors in connection with research performed pursuant to the grants. The increases follow directly from the increases in NIH grant revenues discussed above.

Our gross profit for the three months ended March 31, 2011 was $253,968  as compared to $62,023  for the same period in 2010, representing an increase of $191,954, or 309%. The increase in gross profit follows directly from the increases in grant revenues discussed above, and the current reimbursement of certain prior period salary costs for which there is no current period cost.

Research and development spending decreased by $342,156, or  21%, to $1,256,135  for the three months ended March 31, 2011 as compared to $1,598,291 for the same period in 2010. During the three months ended March 31, 2011, we incurred expenses of $786,577 and $782,204, respectively, in connection with the conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD and related studies. The decrease from the prior period is a result of the 2010 one time patent write-off cost of $378,501 in connection to the return of the botulinum toxin vaccine license and abandonment of related patents.

General and administrative expenses increased by $25,815, or 5%, to $563,912  for the three months ended March 31, 2011, as compared to $538,097 for the same period in 2010.

Stock-based compensation expenses related to research and development increased $76,465, or 190%, to $116,669  for the three months ended March 31, 2011, as compared to $40,204  for the same period in 2010. Stock-based compensation expenses related to general and administrative increased $18,039, or 82%, to $40,098  for the three months ended March 31, 2011, as compared to $22,059  for the same period in 2010. These increases result from the company-wide grant issued during in July 2010 and a large grant in 2011 to a new employee, 25% of which vested at issuance and was immediately recognized into costs.

Financial Condition

Cash and Working Capital

As of March 31, 2011, we had cash and cash equivalents of $5,948,261 as compared to $7,451,714  as of December 31, 2010, representing a decrease of $1,503,453 or 20%. As of March 31, 2011, we had working capital of $4,763,667 as compared to working capital of $6,101,103  as of December 31, 2010, representing a decrease of $1,337,436, or 22%.

Based on our current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant-funded programs, and potential proceeds from the Fusion Capital transaction, we believe that our current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the second quarter of 2012. The decrease in cash and working capital was the result of cash used in operating activities over the period, offset by $198,750 in proceeds from issuances of common stock under the Fusion Equity line and stock option exercises.  For the three months ended March 31, 2011, our cash used in operating activities was $1,675,547 as compared to $1,795,304 for the same period in 2010.

Our plans with respect to our liquidity management include the following:

•
We have approximately $8.6 million in active grant funding still available to support our research programs through 2011 and beyond.  Additionally, we have submitted additional grant applications for further support of our programs with various funding agencies, and have received encouraging feedback to date on the likelihood of additional funding.

•
We have approximately $7.5 million in available capacity under its Fusion Capital equity facility through October 2011.  Although we have historically drawn down modest amounts under this agreement, we could draw more within certain contractual parameters.

•	We will seek non-dilutive funding through completion of partnerships for our orBec®/oral BDP programs in territories outside North America;
•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
•
We will pursue Net Operating Losses (“NOL”) sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program.  Based on the receipt of $245,810 in proceeds pursuant to NOL sales in 2010 and assuming our application is accepted, we expect to participate in the expanded program during 2011 and beyond; and

•
We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate.  However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately$ 6.6 million before any grant reimbursements, of which $4.2 million relates to the BioTherapeutics business and $2.4 million relates to the BioDefense business. We anticipate grant revenues in the next 12 months to completely offset research and development expenses for the development of our thermostable vaccine technology.  We anticipate grant revenues in the next 12 months to partially offset research and development expenses for the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD and the development of SGX201 in acute radiation enteritis.

The table below details our costs for research and development by program and amounts reimbursed under grants for the three months ended March 31:

	2011	2010
Research & Development Expenses
orBec®	$786,577	$782,204
RiVax™ and thermostable vaccines	465,481	433,509
BT-VACC™ (program terminated)	-	378,501
Oraprine™	1,500	1,500
LPM™-Leuprolide	2,577	2,577
Total	$1,256,135	$1,598,291

Reimbursed under Grants
orBec®	$256,175	$57,060
RiVax™ and thermostable vaccines	297,862	162,713
BT-VACC™ (program terminated)	-	54,000
Total	$554,037	$273,773

Grand Total	$1,810,172	$1,872,064

Commitments

The Company has commitments of approximately $805,000 as of March 31, 2011 pursuant to its agreement with Numoda Corporation for electronic data capture in connection with the confirmatory Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in second half of 2011.

The Company has several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On April 1, 2009, the Company entered into a sub-lease agreement through March 31, 2012 for office space in Princeton, New Jersey. The Company was required to provide four months of rent as a security deposit. The rent for the first 18 months will be approximately $7,500 per month, or $17.00 per square foot. This rent increased to approximately $7,650 per month, or $17.50 per square foot, for the remaining 18 months.

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

Employees with employment contracts have severance agreements that may provide separation benefits from the Company if they are involuntarily separated from employment.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2011	$687,500	$73,251	$760,751
2012	355,000	28,761	383,761
2013	75,000	5,793	80,793
2014	75,000	1,448	76,448
2015	75,000	-	75,000
Total	$1,267,500	$109,253	$1,376,753

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

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls. However, effective as of April 26, 2011, our Controller resigned and our Chief Financial Officer, on an interim basis, assumed substantially all of the responsibilities and duties of the Controller function.

PART II - OTHER INFORMATION.

ITEM 1A – RISK FACTORS

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2010. Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this Report.  Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.  We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In seven separate transactions during the three months ended March 31, 2011, the Company issued an aggregate of 767,476 shares of common stock under the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). The purchase price was calculated in accordance with the formula set forth in the purchase agreement.  The Company received an aggregate of $130,000 in proceeds which approximated the shares’ fair market value on the dates of issuance.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SOLIGENIX, INC.

	by:	/s/ Christopher J. Schaber
May 13, 2011		Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)
	by:	/s/ Evan Myrianthopoulos
May 13, 2011		Evan Myrianthopoulos Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a)(under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.