Form 10-Q
period 2011-06-30
SOLIGENIX, INC.
filed 2011-08-12
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

As of August 9, 2011, 220,791,077 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	June 30, 2011	December 31, 2010

Assets Current assets:
Cash and cash equivalents	$4,156,749	$7,451,714
Grants receivable	336,560	120,787
Other receivable	4,322	251,864
Prepaid expenses	91,635	187,494
Total current assets	4,589,266	8,011,859

Office furniture and equipment, net	17,100	20,699
Intangible assets, net	1,246,543	1,235,989
Total assets	$5,852,909	$9,268,547

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,373,974	$1,674,175
Accrued compensation	49,302	236,581
Total current liabilities	1,423,276	1,910,756
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 400,000,000 shares authorized; 218,240,167 shares and 216,192,360 shares issued and outstanding in 2011 and 2010, respectively	218,240	216,192
Additional paid-in capital	123,601,900	122,880,378
Accumulated deficit	(119,390,507)	(115,738,779)
Total shareholders’ equity	4,429,633	7,357,791
Total liabilities and shareholders’ equity	$5,852,909	$9,268,547

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues, principally from grants	$405,820	$444,642	$1,213,825		$780,438
Cost of revenues	(349,511)	(349,093)	(903,548)		(622,866)
Gross profit	56,309	95,549	310,277		157,572

Operating expenses:
Research and development	1,307,051	1,070,711	2,563,186		2,669,002
General and administrative	450,179	544,506	1,014,091		1,082,603
Stock-based compensation – research and development	206,671	39,948	323,340		80,152
Stock-based compensation – general and administrative	25,198	20,654	65,296		42,713
Total operating expenses	1,989,099	1,675,819	3,965,913		3,874,470

Loss from operations	(1,932,790)	(1,580,270)	(3,655,636)		(3,716,898)

Other income:
Interest income, net	1,473	2,977	3,908		3,345
Net loss	$(1,931,317)	$(1,577,293)	$(3,651,728)		$(3,713,553)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$	(0.02)

Basic and diluted weighted average common shares outstanding	217,998,049	190,751,511	217,424,979		188,644,289

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2011
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2010	216,192,360	$216,192	$122,880,378	$(115,738,779)	$7,357,791
Issuance of common stock pursuant to equity line agreement – Fusion	1,422,807	1,423	253,577	-	255,000
Issuance of common stock for stock option and warrant exercises	625,000	625	68,125	-	68,750
Fair value of common stock warrants to vendors	-	-	11,184	-	11,184
Stock-based compensation expense	-	-	388,636	-	388,636
Net loss	-	-	-	(3,651,728)	(3,651,728)
Balance, June 30, 2011	218,240,167	$218,240	$123,601,900	$(119,390,507)	$4,429,633

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(3,651,728)	$(3,713,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	105,443	85,779
Common stock or warrants issued in exchange for services	11,184	122,197
Stock-based compensation	388,636	122,865
Capitalized patent write-off	-	378,501

Change in operating assets and liabilities:
Grants receivable	(215,773)	(87,665)
Other receivable	247,542	(8,000)
Inventory	-	7,733
Prepaid expenses	95,859	(18,228)
Accounts payable	(300,201)	923,946
Accrued compensation	(187,279)	(319,930)
Total adjustments	145,411	1,207,198
Net cash used in operating activities	(3,506,317)	(2,506,355)

Investing activities:

Acquisition of intangible assets	(112,398)	(168,102)
Purchase of office equipment	-	(947)
Net cash used in investing activities	(112,398)	(169,049)

Financing activities:
Net proceeds from sale of common stock	-	5,679,856
Proceeds from sale of common stock pursuant to equity line	255,000	70,000
Proceeds from exercise of options and warrants	68,750	45,540
Net cash provided by financing activities	323,750	5,795,396

Net increase/(decrease) in cash and cash equivalents	(3,294,965)	3,119,992
Cash and cash equivalents at beginning of period	7,451,714	7,692,011
Cash and cash equivalents at end of period	$4,156,749	$10,812,003

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (“Soligenix,” the “Company,” “we” or “us”) is a late-stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. The Company maintains two active business segments: BioTherapeutics and BioDefense. Soligenix’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, while the Company’s collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® in North America and Europe, once approved. Soligenix’s BioDefense business segment intends to use RiVaxTM, its ricin toxin vaccine, to support development efforts with its heat stabilization technology, and SGX202, its radiation injury program, to convert from early stage development to advanced development with the assistance of ongoing government grant funding.

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

The consolidated financial statements are presented on the basis of accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Results for interim periods are not necessarily indicative of results for the full year. The Company has experienced significant quarterly fluctuations in operating results and it expects those fluctuations will continue.

Liquidity

As of June 30, 2011, the Company had cash and cash equivalents of $4,156,749 as compared to $7,451,714 as of December 31, 2010, representing a decrease of $3,294,965. As of June 30, 2011, the Company had working capital of $3,165,990 as compared to working capital of $6,101,103 as of December 31, 2010, representing a decrease of $2,935,113 or 48%. The decrease in cash and working capital was the result of cash used in operating activities over the six month period, offset by $255,000 in proceeds from issuances of common stock under the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). For the six months ended June 30, 2011, the Company’s cash used in operating activities was $3,506,317 as compared to $2,506,355 for the same period in 2010, representing an increase of $999,962. Based on our current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, recently announced European territory license with Sigma-Tau, which provided a $5,000,000 up front payment, proceeds from our grant-funded programs, and potential proceeds from the Fusion Capital transaction, we believe that our current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the first quarter of 2013.

Management’s business strategy can be outlined as follows:

•	complete the confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”);
•	Identify a development and marketing partner for orBec® for territories outside of North America and Europe;
•	complete and report data from the Phase 1/2 clinical trial for SGX201 (oral BDP) in the prevention of acute radiation enteritis;
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

The Company’s plans with respect to its liquidity management include the following:

•
The Company has approximately $8.4 million in active grant funding still available to support its research programs through 2011 and beyond. The Company has also submitted additional grant applications for further support of its programs with various funding agencies, and has received encouraging feedback to date on the likelihood of additional funding.

•
The Company has approximately $7.4 million in available capacity under the Company’s Fusion Capital equity facility through October 2011. Although the Company has historically drawn down modest amounts under this agreement, the Company could draw more within certain contractual parameters;

•	The Company will seek non-dilutive funding through completion of partnerships for its orBec®/oral BDP programs in territories outside North America and Europe;
•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
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

The Company capitalized $112,398 and $168,102 in patent related costs during the six months ended June 30, 2011 and 2010, respectively.

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

The Company did not record any impairment of long-lived assets for the six months ended June 30, 2011 or 2010.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of materials and overhead. The Company records an allowance as needed for excess inventory. During the fourth quarter of 2010, the Company disposed of certain inventory valued at $30,211 due to product expiration dates.

Revenue Recognition

Substantially all of the Company’s revenues are generated from NIH grants. The Company also generates revenues from the achievement of licensing milestones (in prior periods). The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant. Licensing milestone revenues are recorded when earned.

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

Stock-Based Compensation

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed. Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors upon re-election vest quarterly for a period of one year (new director issuances are fully vested upon issuance). Stock options issued to employees vest 25% upfront, then 25% each subsequent year for a period of three years. Stock options vest over each three month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position the options will expire within three months, unless otherwise extended by the Board.

Stock compensation expense for options, warrants and shares of common stock granted to non-employees has been determined in accordance with FASB ASC 718, Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employee directors is amortized as the options vest. The option’s price is re-measured using the Black-Scholes model at the end of each three month reporting period.

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities of 123% and 129% for 2011 and 2010, respectively;
•	forfeitures at a rate of 12%; and
•	risk-free interest rates of 1.21% and 1.91% in 2011 and 2010, respectively.

The Company estimates these values based on the assumptions that have been historically available. The fair value of each option grant made during 2011 and 2010 was estimated on the date of each grant using the Black-Scholes option pricing model and is then amortized ratably over the option’s vesting periods, which approximates the service period.

There were 625,000 options exercised and 1,431,250 options expired or were forfeited during the 6 months ended June 30, 2011. As of June 30, 2011, the Company has 27,521,677 outstanding and exercisable options.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2011 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2010 and 2009. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2011 or 2010. The income tax returns for 2007, 2008 and 2009 are subject to examination by the IRS and other various taxing authorities, generally for three years after they were filed.

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented. No options and warrants were included in the 2011 and 2010 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

	Three Months Ended June 30,
	2011			2010
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(1,931,317)	217,998,049	$(0.01)	$(1,577,293)	190,751,511	$(0.01)

	Six Months Ended June 30,
	2011		2010
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(3,651,728)	217,424,979	$(0.02)	$(3,713,553)	188,644,289	$(0.02)

Shares issuable upon the exercise of options and warrants outstanding at June 30, 2011 and 2010 were 27,521,677 and 18,685,414 shares issuable upon the exercise of options, and 54,156,373 and 60,933,156 shares issuable upon the exercise of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2011 were $0.24 and $0.22 per share, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2010 were $0.25 and $0.24 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition—Milestone Method (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force, which provides guidance to vendors on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all of the following criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. To be considered substantive, the following criteria must be met. The consideration earned by achieving the milestone should:

•	Be commensurate with either of the following:
o	The vendor’s performance to achieve the milestone
o	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone
•	Relate solely to past performance
•	Be reasonable relative to all deliverables and payment terms in the arrangement

A milestone should be considered substantive in its entirety. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of ASU 2010-17 is a policy election, and certain disclosures are required for each arrangement that includes milestone consideration accounted for in accordance with ASU 2010-17. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

The amendments in ASU 2010-17 were effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and had no impact to the Company upon adoption.

Note 3. Office Furniture and Equipment

Office furniture and equipment are stated at cost. Depreciation is computed on a straight-line basis over five years. Office equipment and furniture consisted of the following:

	June 30, 2011	December 31, 2010
Office equipment	$37,828	$37,828
Office furniture	2,889	2,889
	40,717	40,717
Less: Accumulated depreciation	(23,617)	(20,018)
Office furniture and equipment, net	$17,100	$20,699

Depreciation expense was $1,809 and $1,546 for the three months ended June 30, 2011 and 2010, respectively, and $3,599 and $3,283 for the six months ended June 30, 2011 and 2010, respectively.

Note 4. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2011
Licenses	9.2	$462,234	$210,976	$251,258
Patents	3.9	2,025,182	1,029,897	995,285
Total	4.9	$2,487,416	$1,240,873	$1,246,543
December 31, 2010
Licenses	9.7	$462,234	$197,469	$264,765
Patents	4.2	1,912,784	941,559	971,224
Total	5.3	$2,375,018	$1,139,028	$1,235,989

Amortization expense was $52,208 and $37,982 for the three months ended June 30, 2011 and 2010, respectively and $101,845 and $82,496 for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its return of the Botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

Based on the balance of licenses and patents at June 30, 2011, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2011	$ 225,000
2012	$ 225,000
2013	$ 225,000
2014	$ 225,000
2015	$ 225,000

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits other than within that period.

Note 5. Income Taxes

At June 30, 2011, the Company had NOLs of approximately $78,000,000 for federal tax purposes and approximately $21,000,000 of New Jersey NOLs remaining after the sale of unused NOLs, portions of which are currently expiring each year until 2030. In addition, the Company had $2,948,000 of various tax credits that start expiring in December 2011 and will continue to expire through December 2030. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities.  However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points over a three year period. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of its NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to Federal income tax assessment for years before 2007 and 2006 for New Jersey income tax assessment. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination by the Internal Revenue Service and state authorities for purposes of determining the amount of net operating loss carryforward that can be used to reduce taxable income.

The net changes in the valuation allowance for the three and six months ended June 30, 2011 and for the year ended December 31, 2010 were an increase of approximately $1,500,000 and $1,652,000, respectively, both resulting primarily from net operating losses generated. As a result of the Company’s continuing tax losses, it has recorded a full valuation allowance against a net deferred tax asset.

The Company has no tax provision for the three and six month periods ended June 30, 2011 and 2010 due to losses and full valuation allowances against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 5 million shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended June 30, 2011:

•
In thirteen separate transactions during the six months ended June 30, 2011, the Company issued an aggregate of 1,422,807 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregate of $255,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

•	As a result of stock option exercises, 625,000 shares were issued during the six months ended June 30, 2011. The Company received an aggregate of $68,750 in proceeds from these exercises.

Warrants

During 2011, the Company issued warrants to purchase 95,000 shares of common stock to consultants in exchange for their services. Expense charges of $8,498 and $11,184 were recorded during the three and six months ended June 30, 2011, respectively, as a result of these issuances which represented the estimated fair value of the services provided.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $505,000 at June 30, 2011 in connection with an agreement with Numoda Corporation for electronic data capture in connection with its confirmatory Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD that began in September 2009 and is expected to complete in the second half of 2011.

The Company also has several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On April 1, 2009, the Company entered into a sub-lease agreement through March 31, 2012 for office space in Princeton, New Jersey. The Company was required to provide 4 months of rent as a security deposit. The rent for the first 18 months was approximately $7,500 per month, or $17.00 per square foot. This rent increased to approximately $7,650 per month, or $17.50 per square foot, for the remaining 18 months. The Company records rent on a straight line basis.

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

Note 8. Subsequent Events

On July 28, 2011, the Company announced the expansion and amendment of its North American licensing partnership with Sigma-Tau for the development and commercialization of orBec® into the “European Territory” (as defined in amendment). Pursuant to this amendment, the Company received an up-front payment of $5 million and granted Sigma-Tau an exclusive license to commercialize orBec® in the European Territory. The amendment requires Sigma-Tau to make additional payments to the Company in the aggregate amount of $11 million upon the achievement of milestones. Total milestone payments due from Sigma-Tau under the agreement, including the amendment, could reach up to $20 million The next milestone, a $2 million payment, will be made upon the successful completion of the confirmatory Phase 3 clinical trial of orBec® for the treatment of GI GVHD. The amendment also requires Sigma-Tau to pay the Company a 40% royalty (Soligenix to provide finished drug product) on net sales in the European Territory.  Sigma-Tau will also cover all commercialization expenses, including launch activities.

On July 26, 2011, the Company and George B. McDonald, MD (“Dr. McDonald”) entered into an amendment (the “License Agreement Amendment”) to the Exclusive License Agreement dated November 24, 1998, as amended (the “License Agreement”). Under the License Agreement, Dr. McDonald would have been entitled to receive (i) $1,250,000 upon the closing of the Sigma-Tau Amendment; and (ii) $250,000 upon an approval of orBec® by the European Medicines Agency. Pursuant to the License Agreement Amendment, the Company paid Dr. McDonald (i) $612,500 in cash and issued 1,337,793 common shares of the Company, representing $400,000 (based upon the closing price of the Company’s common stock on July 26, 2011) upon the closing of the Sigma-Tau Amendment and (ii) $400,000 in cash to be paid upon an approval of orBec® by the European Medicines Agency.

Note 9. Business Segments

The Company maintains two active business segments: BioTherapeutics and BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2011	2010
Revenues, Principally from Grants
BioDefense	$335,029	$338,104
BioTherapeutics	70,791	106,538
Total	$405,820	$444,642

Loss from Operations
BioDefense	$(67,425)	$(133,730)
BioTherapeutics	(1,663,402)	(1,237,500)
Corporate	(201,963)	(209,040)
Total	$(1,932,790)	$(1,580,270)
Amortization and Depreciation Expense
BioDefense	$10,183	$13,966
BioTherapeutics	43,290	25,097
Corporate	542	465
Total	$54,015	$39,528

Interest Income, Net
Corporate	$1,473	$2,977

Stock-Based Compensation
BioDefense	$18,416	$12,941
BioTherapeutics	188,255	27,006
Corporate	25,198	20,655
Total	$231,869	$60,602

	Six Months Ended June 30,
	2011	2010
Revenues, Principally from Grants
BioDefense	$871,615	$601,894
BioTherapeutics	342,210	178,544
Total	$1,213,825	$780,438

Income (Loss) from Operations
BioDefense (1)	$52	$(725,156)
BioTherapeutics	(3,044,729)	(2,379,256)
Corporate	(610,959)	(612,486)
Total	$(3,655,636)	$(3,716,898)
Amortization and Depreciation Expense
BioDefense	$19,872	$37,075
BioTherapeutics	84,491	47,718
Corporate	1,080	986
Total	$105,443	$85,779

Interest Income, Net
Corporate	$3,908	$3,345

Stock-Based Compensation
BioDefense	$36,832	$25,881
BioTherapeutics	286,508	54,269
Corporate	65,296	42,715
Total	$388,636	$122,865

(1)
During the six months ended June 30, 2010, the Company incurred $378,501 in a one-time patent write off cost related to its anticipated return of the botulinum toxin vaccine license and abandonment of related patents. This cost is reflected in research and development expense in the consolidated statement of operations.

	As of June 30, 2011	As of December 31, 2010

Identifiable Assets
BioDefense	$693,399	$480,995
BioTherapeutics	896,468	927,973
Corporate	4,263,042	7,859,579
Total	$5,852,909	$9,268,547

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

Overview:

Business Overview and Strategy

Soligenix, Inc. was incorporated in Delaware in 1987. We are a late-stage research and development biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and BioDefense. Our BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, while our collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® in North America and Europe once approved by the U.S. Food and Drug Administration (the “FDA”). Our BioDefense business segment intends to use RiVaxTM, our ricin toxin vaccine, to support development efforts with our heat stabilization technology, and SGX202, our radiation injury program, to convert from early stage development to advanced development with the assistance of ongoing government grant funding.

Our business strategy can be outlined as follows:

•	complete the confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”);
•	Identify a development and marketing partner for orBec® for territories outside of North America and Europe;
•	complete and report data on the Phase 1/2 clinical trial for SGX201 (oral BDP) in the prevention of acute radiation enteritis;
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

Our executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08550 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of Acute GI GVHD	Pivotal Phase 3 confirmatory trial enrolling; expected to complete in 2H 2011
orBec®	Prevention of Acute GVHD	Phase 2 trial completed
orBec®	Treatment of Chronic GI GVHD	Phase 2 trial potentially to be initiated in 2H 2011
SGX201	Acute Radiation Enteritis	Phase 1/2 trial enrollment complete; Data expected in 4Q 2011
LPM™ Leuprolide	Endometriosis and Prostate Cancer	Pre-clinical

BioDefense Products

Soligenix Product	Indication	Stage of Development
RiVaxTM	Vaccine against Ricin Toxin Poisoning	Phase 1B trial enrollment complete; data expected in 2H 2011
SGX202	Radiation Injury	Pre-clinical

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

On July 28, 2011, we announced the expansion and amendment of its North American licensing partnership with Sigma-Tau for the development and commercialization of orBec® into the “European Territory” (as defined in the amendment). Pursuant to this amendment, we received an up-front payment of $5 million and granted Sigma-Tau an exclusive license to commercialize orBec® in the European territory. The amendment requires Sigma-Tau to make additional payments to us in the aggregate amount of $11 million upon the achievement of certain milestones. The amendment also requires Sigma-Tau to pay us a 40% royalty (Soligenix to provide finished drug product) on net sales in the European Territory and pay for all commercialization expenses, including launch activities.

Total milestone payments due from Sigma-Tau under the agreement, including the amendment, could reach up to $20 million.

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

SGX201 - Time Release Formulation of Oral BDP

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. We completed enrollment in a Phase 1/2 clinical trial testing SGX201 in acute radiation enteritis and subject follow-up is expected to be completed by the end of 2011. Patients with rectal cancer who are scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study are to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. This program is supported in part by a $500,000 two-year Small Business Innovation Research (“SBIR”) grant awarded by the NIH.

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

The initial Phase 1 clinical trial of RiVax™ was conducted by Ellen Vitetta, PhD at the University of Texas Southwestern Medical Center (“UTSW”) at Dallas, Soligenix's academic partner. The trial demonstrated that RiVax™ is well tolerated and induces antibodies in humans that neutralize the ricin toxin. The functional activity of the antibodies was confirmed by animal challenge studies in mice which survived exposure to ricin toxin after being injected with serum samples from the volunteers. The outcome of the study was published in the Proceedings of the National Academy of Sciences. A second Phase 1 trial supported by an FDA Orphan Products grant to UTSW has completed enrollment utilizing an adjuvant formulation of RiVax™. Preliminary results indicate that RiVax™ appears safe at all doses tested in volunteers. Analysis of human immunogenicity is expected during the second half of 2011.

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

Revenue Recognition

Our revenues are generated from NIH grants and the achievement of licensing milestones. The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. Licensing milestone revenues are recorded when earned.

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the warrants’ provisions and determined that they were indexed to our own stock and therefore to be accounted for as equity for the six months ended June 30, 2011 and 2010.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2011 Compared to 2010

For the three months ended June 30, 2011, we had a net loss of $1,931,317 as compared to a net loss of $1,577,293 for same period in the prior year, representing an increase in the net loss of $354,024 or 22%. For the six months ended June 30, 2011, we had a net loss of $3,651,728 as compared to a net loss of $3,713,553 for the same period in the prior year, representing a decrease of $61,825, or 2%.

For the three and six months ended June 30, 2011, revenues and associated costs related to NIH grants awarded in support of development of our ricin and thermostable vaccines and orBec®. For the three months ended June 30, 2011, we had revenues of $405,820 as compared to $444,642 for the same period in the prior year, representing a decrease of $38,822, or 9%. The decrease in revenues for the three months ended June 30, 2011 was a result of a decrease in NIH grant activities. For the six months ended June 30, 2011, we had revenues of $1,213,825 as compared to $780,438 for the same period in the prior year, representing an increase of $433,387, or 56%. The increases in revenues were a result of increases in NIH grant drawdowns and the associated development work underlying them.

We incurred costs related to those revenues for the three months ended June 30, 2011 and 2010 of $349,511 and $349,093, respectively, representing an increase of $418. For the six months ended June 30, 2011, costs related to revenues were $903,548 as compared to $622,866 for the same period in the prior year, representing an increase of $280,682, or 45%.  These costs relate to payments made to subcontractors in connection with research performed pursuant to the grants. The increases are due to work performed on the NIH grant revenues discussed above.

Our gross profit for the three months ended June 30, 2011 was $56,309 as compared to $95,549 for the same period in 2010, representing a decrease of $39,240 or 41%. The decrease in gross profit is directly related to the decrease in grant revenue. For the six months ended June 30, 2011, gross profit was $310,277 as compared to $157,572 for the same period in the prior year representing an increase of $152,705, or 97%. The increase in gross profit is due to the increase in grant revenues discussed above and a 2011 reimbursement of certain prior period salary costs for which there is no current period cost.

Research and development expenses increased by $236,340 or 22%, to $1,307,051 for the three months ended June 30, 2011 as compared to $1,070,711 for the same period in 2010. This increase is primarily attributable to increased patient enrollment and activity in connection with the confirmatory Phase 3 clinical trial of orBec®. For the six months ended June 30, 2011, research and development expenses were $2,563,186 compared to $2,699,002 for the same period in 2010, resulting in a spending decrease of $105,816 or 4%. This was partially due to the one time patent write-off cost of $378,501 in 2010 in connection to the return of the botulinum toxin vaccine license to Thomas Jefferson University. During the three and six months ended June 30, 2011, we incurred expenses of $926,615 and $1,713,192, respectively, in connection with the conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD and related studies.

General and administrative expenses decreased by $94,327, or 17%, to $450,179 for the three months ended June 30, 2011, as compared to $544,506 for the same period in 2010. This decrease is primarily attributable to investor relation activities associated with our equity financing in June 2010. For the six months ended June 30, 2011, general and administrative expenses was $1,014,091 representing a decrease of $68,512, or 6% compared to $1,082,603 for the same period in 2010.

Stock-based compensation expenses related to research and development increased $166,723 or 417%, to $206,671 for the three months ended June 30, 2011, as compared to $39,948 for the same period in 2010. Stock-based compensation expenses related to research and development increased $243,188 or 303%, to $323,340 for the six months ended June 30, 2011, as compared to $80,152 for the same period in 2010. Stock-based compensation expenses related to general and administrative increased $4,544, or 22%, to $25,198 for the three months ended June 30, 2011, as compared to $20,654 for the same period in 2010. Stock-based compensation expenses related to general and administrative increased $22,583, or 53%, to $65,296 for the six months ended June 30, 2011, as compared to $42,713 for the same period in 2010. These increases result from a large grant in January 2011 to a new employee, 25% of which vested at issuance and was immediately recognized into costs.

Financial Condition

Cash and Working Capital

As of June 30, 2011, we had cash and cash equivalents of $4,156,749 as compared to $7,451,714 as of December 31, 2010, representing a decrease of $3,294,965 or 44%. As of June 30, 2011, we had working capital of $3,165,990 as compared to working capital of $6,101,103 as of December 31, 2010, representing a decrease of $2,935,113 or 48%.  The decrease in cash and working capital was the result of cash used in operating activities over the period, offset by $255,000 in proceeds from issuances of common stock under the Fusion Equity line and stock option exercises. For the six months ended June 30, 2011, our cash used in operating activities was $3,506,317 as compared to $2,506,355 for the same period in 2010, representing an increase of $999,962, or 40%.

Based on our current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, recently announced European territory license with Sigma-Tau, which provided a $5,000,000 up front payment, proceeds from our grant-funded programs, and potential proceeds from the Fusion Capital transaction, we believe that our current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the first quarter of 2013.

Our plans with respect to our liquidity management include the following:

•
We have approximately $8.4 million in active grant funding still available to support our research programs through 2011 and beyond. Additionally, we have submitted additional grant applications for further support of our programs with various funding agencies, and have received encouraging feedback to date on the likelihood of additional funding.

•
We have approximately $7.4 million in available capacity under its Fusion Capital equity facility through October 2011. Although we have historically drawn down modest amounts under this agreement, we could draw more within certain contractual parameters.

•	We will seek non-dilutive funding through completion of partnerships for our orBec®/oral BDP programs in territories outside North America and Europe;
•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $7.7 million before any grant reimbursements, of which $4.6 million relates to the BioTherapeutics business and $3.1 million relates to the BioDefense business. We anticipate grant revenues in the next 12 months to completely offset research and development expenses for the development of our thermostable vaccine technology. We anticipate grant revenues in the next 12 months to partially offset research and development expenses for the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD and the development of SGX201 in acute radiation enteritis.

The table below details our costs for research and development by program and amounts reimbursed under grants for the six months ended June 30:

	2011	2010
Research & Development Expenses
orBec®	$1,713,193	$1,488,492
RiVax™ and thermostable vaccines	845,916	796,432
BT-VACC™ (program terminated)	-	378,501
Oraprine™	1,500	3,000
LPM™-Leuprolide	2,577	2,577
Total	$2,563,186	$2,669,002

Reimbursed under Grants
orBec®	$328,503	$133,717
RiVax™ and thermostable vaccines	575,045	381,149
BT-VACC™ (program terminated)	-	108,000
Total	903,548	$622,866

Grand Total	$3,466,734	$3,291,868

Commitments

The Company has commitments of approximately $505,000 as of June 30, 2011 pursuant to its agreement with Numoda Corporation for electronic data capture in connection with the confirmatory Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in second half of 2011.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2011	$365,000	$48,834	$413,834
2012	355,000	28,761	383,761
2013	75,000	5,793	80,793
2014	75,000	1,448	76,448
2015	75,000	-	75,000
Total	$945,000	$84,836	$1,029,836

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

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls. However, effective as of April 26, 2011, our Controller resigned and our Chief Financial Officer, on an interim basis, assumed substantially all of the responsibilities and duties of the Controller function. On June 2, 2011, the Company announced the appointment of Joseph Warusz as Vice President of Administration and Controller.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In thirteen separate transactions during the six months ended June 30, 2011, the Company issued an aggregate of 1,422,807 shares of common stock under the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). The purchase price was calculated in accordance with the formula set forth in the purchase agreement. The Company received an aggregate of $255,000 in proceeds which approximated the shares’ fair market value on the dates of issuance. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SOLIGENIX, INC.

August 12, 2011	by /s/ Christopher J. Schaber Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)
August 12, 2011	by /s/ Evan Myrianthopoulos Evan Myrianthopoulos Chief Financial Officer (Principal Financial Officer)

August 12, 2011	by /s/ Joseph Warusz Joseph Warusz Vice President of Administration and Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a)(under Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.