Form 10-K
period 2011-12-31
SOLIGENIX, INC.
filed 2012-03-27
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,420,330 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 21, 2012.

As of March 21, 2012, 11,122,199 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2011

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

Our Business Overview

Soligenix, Inc. was incorporated in Delaware in 1987. We are a development stage biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and BioDefense. Our BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, while the Company’s collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® and oral BDP in North America and Europe, if approved. On September 15, 2011 the Company’s confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”) was stopped at the recommendation of an independent Data Safety Monitoring Board (“DSMB”). Additionally, we are actively developing oral BDP in other therapeutic indications, such as pediatric Crohn’s disease and radiation enteritis. Our Vaccines/BioDefense business segment includes RiVaxTM, our ricin toxin vaccine, and SGX204, our anthrax vaccine, and SGX202, our gastrointestinal acute radiation syndrome (“GI ARS”) program. The advanced development of these programs will be supported by our heat stabilization technology under existing and on-going government grant funding.

Our business plan can be outlined as follows:

•	Initiate a Phase 2 clinical trial of oral BDP known as SGX203 in pediatric Crohn’s disease;
•	Use RiVaxTM and SGX204 to support development efforts and establish proof of concept with our proprietary vaccine heat stabilization technology known as ThermoVax TM;
•	Apply for and secure further government funding for development of our BioDefense programs, namely RiVax TM, SGX204, and SGX202 in GI ARS;
•
Evaluate the effectiveness of orBec®/Oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute radiation enteritis, prevention of acute GVHD, and treatment of chronic GI GVHD;

•	Continue to secure additional government funding for each of our BioTherapeutics programs through grants;
•	Acquire or in-license new clinical-stage compounds for development; and
•	Explore other business development and acquisition strategies.

Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of Acute GI GVHD	Pivotal Phase 3 trial stopped for futility; analyzing data

orBec®	Prevention of Acute GVHD	Phase 2 trial completed

orBec®	Treatment of Chronic GI GVHD	Potential Phase 2 trial under review

SGX201	Acute Radiation Enteritis	Phase 1/2 trial complete; safety and preliminary efficacy demonstrated

SGX203	Pediatric Crohn’s disease	Phase 2 clinical program planned

LPM™ Leuprolide	Endometriosis and Prostate Cancer	Pre-clinical

Vaccine Thermostability Platform

Soligenix Product	Indication	Stage of Development
ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products

Soligenix Product	Indication	Stage of Development
RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial enrollment complete; complete results expected in 2012

SGX202	Therapeutic against GI ARS	Initial pre-clinical study complete; successful protection of dogs

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

Based on data from the prior Phase 3 study of orBec®, the current confirmatory Phase 3 study was a highly powered, double-blind, randomized, placebo-controlled, multi-center trial and that enrolled 140 patients. This trial is supported in part by a $1.2 million FDA Orphan Products grant awarded to Soligenix. The primary endpoint is the treatment failure rate at Study Day 80. This trial was stopped in September 2011 at the recommendation of an independent Data Safety Monitoring Board (DSMB) because it was highly unlikely to achieve the predetermined primary endpoint of efficacy based on the interim results. The DSMB had no safety concerns with the trial. The data from the Phase 3 trial is currently being analyzed to determine the factors resulting in its termination.

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

Commercialization and Market

On February 11, 2009, we entered into a collaboration and supply agreement with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) for the commercialization of orBec®/oral BDP. Sigma-Tau is a pharmaceutical company that develops novel therapies for the unmet needs of patients with rare diseases. Pursuant to this agreement, Sigma-Tau has an exclusive license to commercialize orBec®/oral BDP in the U.S., Canada and Mexico (the “Territory”). Sigma-Tau is obligated to make payments upon the attainment of significant milestones, as set forth in the agreement. The first milestone payment of $1 million was made in connection with the enrollment of the first patient in our confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD in September 2009. Total additional milestone payments due from Sigma-Tau for orBec® under the agreement could reach up to $9 million. Sigma-Tau will pay us a 35% royalty (Soligenix to provide finished drug product) on net sales in the Territory as well as pay for commercialization expenses, including launch activities. In connection with the execution of the collaboration and supply agreement, we entered into a common stock purchase agreement with Sigma-Tau pursuant to which we sold 1.25 million shares of our common stock to Sigma-Tau for $3.60 per share, for an aggregate price of $4,500,000. The purchase price is equal to one hundred fifty percent (150%) of the average trading price of our common stock over the five trading days prior to February 11, 2009.

The Collaboration and Supply Agreement dated February 11, 2009 between us and Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) expires on a country-by-country basis on the later of: (i) 10 years after the date of the first commercial sale of oral beclomethasone dipropionate (“orBec®”) by Sigma-Tau in such country; or (ii) the expiration of the last to expire of the Company’s patents and patent applications relating to orBec® in such country. Upon the expiration of the initial term, on a country-by-country basis, the agreement is automatically renewed for periods of five years. During such renewal periods, we and Sigma-Tau have the right to terminate the agreement for convenience upon six months and 18 months, respectively, prior written notice.  If we terminates the agreement for convenience, we are required to transfer to Sigma-Tau or its designee, for no consideration, the U.S. Food and Drug Administration (the “FDA”) and European Medicines Agency (“EMEA”) authorizations which are necessary for the marketing, use, distribution and sale of orBec® and all relevant data and know-how necessary to manufacture and commercialize orBec® in the country and grant to Sigma-Tau a royalty-free, fully paid, perpetual and irrevocable license, with the right to sublicense, to the trademark “orBec” and such know-how.

Either party may terminate the agreement: (i) in the event the other party breaches any material obligation; or (ii) upon the initiation of a proceeding in bankruptcy (voluntary or involuntary), reorganization, dissolution, liquidation or similar proceeding or occurrence. We also have the right to terminate the agreement in the event that Sigma-Tau challenges or assists any third party in the challenge of the validity of any of our patents or patent applications relating to orBec®.

Upon termination other than for breach by Sigma-Tau, Sigma-Tau has the right to process and sell its inventory for a period of three months following the date of termination, subject to the payment of the amounts owed under the agreement, to us and continued compliance with the terms of the agreement.

On July 28, 2011, we announced the expansion and amendment of our North American licensing partnership with Sigma-Tau for the development and commercialization of orBec®/oral BDP into the “European Territory”, as defined in the amendment. Pursuant to this amendment, we received an up-front non-refundable payment of $5 million and granted Sigma-Tau an exclusive license to commercialize orBec®/oral BDP in the European territory. The amendment requires Sigma-Tau to make additional payments to us in the aggregate amount of $11 million upon the achievement of certain milestones. The amendment also requires Sigma-Tau to pay us a 40% royalty (Soligenix to provide finished drug product) on net sales in the European Territory and pay for all commercialization expenses, including launch activities.

We believe the potential worldwide market for orBec®/oral BDP is in excess of $500 million for all GI applications, namely, Crohn’s disease, radiation enteritis, GI ARS, and all GVHD applications.

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

GI GVHD is one of the most common causes for the failure of stem cell transplantation. These procedures are being increasingly utilized to treat leukemia and other cancer patients with the prospect of eliminating residual disease and reducing the likelihood of relapse. Although systemic immunosuppressives are currently used to control GI GVHD, they substantially inhibit the highly desirable Graft-versus-Leukemia (“GVL”) effect of stem cell transplantations, leading to high rates of aggressive forms of relapse, as well as substantial rates of mortality due to opportunistic infection.

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

Future Potential Indications of orBec® and Oral BDP

Based on its pharmacological characteristics, orBec®/oral BDP may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following HCT, as well as GVHD which also occurs following organ allograft transplantation. We also have an issued U.S. patent 7,704,985 claiming the use of oral BDP to treat IBS, a painful gastrointestinal condition that affects approximately 15% of the population in the industrialized world. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract and European patent EP 1830857 claiming oral BDP in conjunction with a short duration of high-dose prednisone with a rapid taper for the reduction of mortality associated with GVHD and leukemia. We are exploring the possibility of testing oral BDP (the active ingredient in orBec®) for local inflammation associated with radiation enteritis, pediatric Crohn’s disease, and GI ARS, among other indications.

SGX201- Oral BDP for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. We recently completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to NCI Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year Small Business Innovation Research (“SBIR”) grant awarded by the NIH. These data are currently under review with our Radiation Enteritis medical advisory board to determine potential next steps forward with the clinical development program.

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

SGX203 – Oral BDP for Treating Pediatric Crohn’s Disease

SGX203 is a two pill delivery system of a delayed release formulation of BDP specifically designed for oral use that allows for delivery of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has awarded SGX203 Orphan Drug Designation for the treatment of pediatric Crohn's disease. We plan to initiate a Phase 2 clinical trial in pediatric Crohn’s disease in 2012.

About Pediatric Crohn's Disease

Crohn's disease is an ongoing disorder that causes inflammation of the gastrointestinal (GI) tract. Crohn's disease can affect any area of the GI tract, from the mouth to the anus, but it most commonly affects the lower part of the small intestine, called the ileum. The swelling caused by the disease extends deep into the lining of the affected organ. The swelling can induce pain and can make the intestines empty frequently, resulting in diarrhea. Because the symptoms of Crohn's disease are similar to other intestinal disorders, such as irritable bowel syndrome and ulcerative colitis, it can be difficult to diagnose. People of Ashkenazy Jewish heritage have an increased risk of developing Crohn's disease.

Crohn's disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn's disease develop symptoms before 20 years of age. Pediatric Crohn's disease is a subpopulation of approximately 80,000 patients in the United States.  Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion (25-40%) of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

Crohn's disease presents special challenges for children and teens. In addition to bothersome and often painful symptoms, the disease can stunt growth, delay puberty, and weaken bones. Crohn's disease symptoms may sometimes prevent a child from participating in enjoyable activities. The emotional and psychological issues of living with a chronic disease can be especially difficult for young people.

orBec® – Oral BDP for Preventing Acute GVHD

A trial was completed under an investigator-initiated Investigational New Drug (“IND”) application by Paul Martin, MD, at the Fred Hutchinson Cancer Research Center. It was an exploratory, randomized, double blind, placebo-controlled, Phase 2 proof-of-concept clinical trial of orBec® for the prevention of acute GVHD in patients undergoing myeloablative conditioning regimens with initiation of dosing prior to hematopoietic cell transplantation (HCT) and continuing through the post-transplantation period.  This study was supported, in large part, by a grant from the National Institutes of Health. We did not receive any direct monetary benefit from this grant.

The Phase 2 trial enrolled 140 patients with a 2:1 (orBec®:placebo) randomization plan. Results from this estimation study indicate that orBec® appears safe and well tolerated in this patient population, but did not achieve statistical significance in the primary endpoint, which was the proportion of patients who developed acute GVHD with severity sufficient to require systemic immunosuppressive treatment on or before day 90 after transplantation. This result was possibly due to poor patient compliance with administration of study drug which was lower than anticipated with only 54% of patients taking at least 90% of study drug within 4 weeks of transplantation. It was noted that poor compliance in the study may be associated with the incidence of oral mucositis, as a lower severity of oral mucositis was highly correlated with better compliance (p <0.0001).  Compliance was also better in patients who did not require systemic treatment for GVHD in the orBec® arm (p = 0.001) compared to those in the placebo arm (p = 0.98), consistent with the possibility that reduced adherence may have compromised the orBec® treatment effect.  Among the 50 orBec® patients with at least 90% compliance, 54% required systemic treatment for GVHD, versus 65% of the 26 placebo patients with at least 90% compliance. The mean cumulative dose of prednisone was 28.8 mg/kg among all orBec® patients with at least 90% compliance, versus 37.1 mg/kg among all placebo patients with at least 90% compliance. For the group with less than 90% compliance, the mean cumulative prednisone dose was the same in both arms.

The use of orBec® also resulted in fewer cases of more severe acute GVHD grades IIb-IV (21% vs. 33% of patients receiving placebo), although this difference was not statistically significant. This result has the potential to be clinically relevant because GVHD grades IIb-IV are associated with more severe disease involving the skin and liver as well as being associated with poorer outcomes, including mortality rates that approach 100% in the grade IV patient population.  The outcome of this study was published online in Biology of Blood and Marrow Transplantation (Martin et al., 2011, ASBMT:1-8)

LPM™ – Leuprolide for Endometriosis and Prostate Cancer

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

Vaccines/BioDefense Overview

ThermVax™ - Thermo-stability Technology

Soligenix’s Thermostability technology, ThermoVax™, is a novel method of rendering aluminum salt, Alum, adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax™ lies in its potential ability to eliminate the need for cold-chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. The World Health Organization (WHO) reports that 50% of all vaccines around the world are wasted due to thermostability issues. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. The savings realized from the elimination of cold chain costs and related product losses would in turn significantly increase the profitability of vaccine products. Elimination of the cold chain would also further facilitate the use of these vaccines in the lesser developed parts of the world. On the Vaccines/BioDefense side, ThermoVax™ has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

Initial proof-of-concept preclinical studies with ThermoVaxTM indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with Soligenix’s aluminum-adjuvanted ricin toxin vaccine, RiVax™, made under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the ricin A chain, the immunogenic compound of the vaccine. When RiVax™ was kept at 40 degrees C for over one month, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C.

Near term progress with ThermoVax™ will allow Soligenix to seek out potential partnerships with companies marketing FDA/ex-U.S. health authority approved Alum adjuvanted vaccines that are interested in eliminating the need for cold chain for their products. ThermoVax™ will further enable Soligenix to expand its vaccine development expertise beyond biodefense into the infectious disease space and also has the potential to allow for the development of multivalent vaccines (e.g., combination ricin-anthrax vaccine).

ThermoVax™ is the subject of U.S. patent application number 60/896,429 filed on March 22, 2007 entitled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition.” This patent and its corresponding foreign filings are pending and licensed to Soligenix by the University of Colorado and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable vaccines for biodefense as well as other potential vaccine indications.

SGX204 – Anthrax Vaccine

SGX204 is Soligenix’s newly acquired proprietary vaccine based on a recombinant Protective Antigen (rPA) derivative intended for use against anthrax. Soligenix has entered into an exclusive license option with Harvard College to license SGX204 (also known as DNI for dominant negative inhibitor). SGX204 is a translocation-deficient mutant of PA with double mutations of K397D and D425K that impede the conformational changes necessary for endosomal membrane translocation into the cell cytoplasm. In the absence of that PA translocation step, anthrax toxin trafficking and function cease. SGX204 is also considered a more immunogenic candidate than native rPA. This apparent increase in immunogenicity suggests that the DNI rPA is processed and presented to the immune system more efficiently by cellular antigen processing pathways, which is consistent with known properties of the molecule.

DNI versions of rPA such as SGX204 are also capable of inducing antibodies that neutralize the activity of the anthrax toxin complex. Unlike fully-functional rPA, SGX204 might be given to a patient post-exposure without risk of enhancing intoxication during an infection, although clinical tests involving intravenous administration of potentially therapeutic levels of DNI rPA resulted in serious adverse events and so further development of this product as a therapeutic biological for blocking the effects of infection by B. anthracis was discontinued. Soligenix intends to test SGX204 at a 1,000 fold lower dose than previously tested for an intramuscular or intradermal vaccine.

Initial development work on SGX204 has begun and will be conducted pursuant to Soligenix’s $9.4 million NIAID grant enabling development of thermo-stable ricin and anthrax vaccines. SGX204’s greater immunogenicity could lead to a vaccine that can be administered in the fewest possible doses to induce the highest level of toxin neutralizing antibodies. Utilizing ThermoVaxTM, Soligenix believes that it will be able to develop SGX204 into a vaccine with an improved stability profile, an issue that has proven challenging in the development of other anthrax vaccines. Extended stability at ambient temperatures would be a significant improvement for stockpiled vaccines and one which is not expected from conventional vaccines. Further, a large-scale, cGMP production methodology has already been completed. Assuming long-term stability can be met, SGX204 could be stockpiled for general prophylactic as well as a post exposure use.

The overall objective of the SGX204 program is to rapidly and efficiently develop a next generation anthrax vaccine which combines a well established, safe and relatively low risk vaccine development and dosing approach with targeted, proven innovative strategies. SGX204 will potentially be a combination of a stable, readily manufactured mutant rPA subunit antigen with next generation, clinically compatible adjuvants from Infectious Disease Research Institute (IDRI) which have been demonstrated to enhance potency and reduce the time and number of vaccine doses required to achieve protective titer using a variety of vaccine antigens. This blend of proven yet innovative technologies will provide the Public Health Emergency Medical Countermeasures Enterprise (PHEMCE) and the Department of Defense (DoD) with a safe and stable alternative to the existing licensed anthrax vaccine product. Soligenix also proposes to adapt newly developed glassification technology (initially developed under an ongoing NIAID grant to stabilize exceptionally unstable ricin toxin/adjuvant formulations) to enable a thermostable, dried, single vial, pre-formulated adjuvanted rPA vaccine which is suitable for both long term storage and field use without typical cold chain constraints.

About Anthrax

Anthrax is an acute infectious disease that is easily transmitted to humans by environmentally durable spores that are produced by Bacillus anthracis. Because the spores are robust and contagious, anthrax is considered a Category A bioterror threat. Anthrax infection can occur in three forms: cutaneous (skin), inhalation, and gastrointestinal. Inhaled spores can cause a rapidly progressing form of anthrax since the spores are transported to lymph nodes near the lungs where they germinate, releasing vegetative bacteria into the bloodstream. Bacteria synthesize a complex series of toxin components that make up anthrax toxin, resulting in overwhelming toxemia that causes shock and organ failure. Treatment of anthrax involves long-term antibiotic therapy, since ungerminated spores can lie dormant in the lungs for up to 60 days. Only a few inhaled spores can cause inhalational anthrax. Once the toxin has entered the bloodstream, antibiotics are ineffective, and only toxin-specific therapy is effective. Passively transferred antibodies can neutralize anthrax toxins and can be used post-exposure in conjunction with antibiotics. Because of the long residence time of spores in the lung, it is possible to vaccinate post-exposure, but the onset of neutralizing antibodies must occur during the period of antibiotic therapy.

RiVax™ - Ricin Toxin Vcaccine

RiVax™ is Soligenix’s proprietary vaccine developed to protect against exposure to ricin toxin. With RiVax™, Soligenix is a world leader in ricin toxin vaccine research. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. One Phase 1 human clinical trial was completed, and a second trial is currently being conducted. The development of RiVax™ has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to Soligenix and to the University of Texas Southwestern Medical Center (“UTSW”) where the vaccine originated. The second clinical trial is being supported by a grant from the FDA's Office of Orphan Products to UTSW. Soligenix and UTSW have collectively received approximately $15 million in grant funding from the NIH for RiVax™. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies anticipated to protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of the study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, PNAS, 105:2268-2273). The second trial, sponsored by UTSW, is currently evaluating a more potent formulation of RiVax™ that contains a conventional adjuvant (salts of aluminum), anticipated to result in higher antibody titers of longer duration in human subjects. This trial is expected to complete in the 2H 2012. Soligenix has adapted the original manufacturing process for the immunogen contained in RiVax™ for large scale manufacturing and is further establishing correlates of the human immune response in non-human primates.

RiVaxTM is the subject of three issued U.S. patent numbers 6,566,500, 6,960,652, and 7,829,668, all entitled "Compositions and methods for modifying toxic effects of proteinaceous compounds." This patent family includes composition of matter claims for the modified ricin toxin A chain which is the immunogen contained in RiVax™, and issued in 2003, 2005 and 2010 respectively. The initial filing date of these patents is March 2000 and they are expected to expire in March 2020. The issued patents contain claims that describe alteration of sequences within the ricin A chain that affect vascular leak, one of the deadly toxicities caused by ricin toxin. Another U.S. patent number 7,175,848 entitled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin,” was filed in October of 2000 and is expected to expire in October 2020. RiVaxTM has also been granted Orphan Drug Designation by the FDA for the prevention of ricin intoxication.

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

SGX202 – Oral BDP for Gastrointestinal Acute Radiation Syndrome (GI ARS)

SGX202 (an oral immediate and delayed release formulation of the topically active corticosteroid beclomethasone dipropionate (BDP) is being developed for the treatment of GI ARS. Corticosteroids are the best understood and most widely used class of anti-inflammatory drugs. BDP is a corticosteroid with predominantly topical activity that is approved for use in asthma, psoriasis and allergic rhinitis.

SGX202 has demonstrated positive preclinical results in a canine GI ARS model which indicate that dogs treated with SGX202 demonstrated statistically significant (p=0.04) improvement in survival with dosing at either 2 hours or 24 hours after exposure to lethal doses of total body irradiation (TBI) when compared to control dogs. SGX202 appears to significantly mitigate the damage to the GI epithelium caused by exposure to high doses of radiation using a well-established canine model of GI ARS.

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. This is the same type of toxicity that occurs in radiation-induced GI ARS. As a result, there is a dual avenue of development for Soligenix, and SGX202 is potentially a “dual use” compound, a desirable characteristic which is a specific priority of Biomedical Advanced Research and Development Authority(BARDA) for ARS and other medical countermeasure indications.

The application of SGX202 to acute GI ARS originated from other programs for oral BDP and is based on the properties of BDP to act locally in the GI to modulate local inflammation and epithelial cellular apoptosis. Development of SGX202 for GI ARS is a natural extension of Soligenix’s radiation enteritis clinical program with SGX201. Killing cancer cells with radiation therapy or chemotherapy must be done in ways that minimize toxicity to the rest of the body, but often leads to an inflammatory condition in the GI tract when administered in that general vicinity. In most radiation scenarios, injury to the hematopoietic (blood) system and GI tract are the main determinants of survival.

To date, development of SGX202 has been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center.

About GI ARS

The potential occurrence of industrial radiation accidents and the threat of terrorist events involving radioactive material mandate the development and implementation of effective treatments of radiation injury. The GI tract is highly sensitive to radiation damage. Substantial injury to the GI tract after radiation exposure results in death. In most radiation scenarios, injury to the hematopoietic system and gastrointestinal tract are the main determinants of survival. There is an urgent need to develop specific countermeasures against the lethality caused by intestinal exposure to radiation and against the pathophysiological manifestations of radiation-induced gastrointestinal injury.

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

Marketing Strategies

Pursuant to the collaboration and supply agreement with Sigma-Tau, we granted an exclusive license to Sigma-Tau to commercialize orBec® in the U.S., Canada, Mexico and Europe.

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

orBec®/Oral BDP Competition

There are currently 41 compounds either on market or in clinical development for Crohn’s disease of which 14 are biologics, 6 immunomodulators, 3 cell-based therapies, 2 steroids, 2 anti-inflammatory, 2 5-ASAs, 1 antibiotic, and 11 other that are unclassified. In the U.S., there are 24 compounds on market or in development including 4 compounds in Phase 3.

There are 4 compounds currently in development or on market specifically for pediatric Crohn’s disease. Of these, Remicade (infliximab) is the only compound currently with an indication in pediatric Crohn’s Disease. There are two other marketed biologics, Cimzia (certolizumab) and Tysabri (natalizumab), in Phase 2 for pediatric Crohn’s. Entocort (budesonide) is also currently in Phase 3 trials in pediatric Crohn’s.

Competition is also intense in the gastroenterology and transplant areas. Companies are attempting to develop technologies to treat GVHD by suppressing the immune system through various mechanisms. Some companies, including Genzyme, Abgenix, and PDL BioPharma, Inc., are developing monoclonal antibodies to treat GVHD. Novartis, Medimmune, and Ariad are developing both gene therapy products and small molecules to treat GVHD. All of these products are in various stages of development. Kiadis Pharma is also developing products for the treatment of GVHD. In addition, there are investigator-sponsored clinical trials exploring the use of approved drugs such as Enbrel®, which has been approved by the FDA for the treatment of rheumatoid arthritis, in the treatment of GVHD. We believe that orBec®’s unique release characteristics, intended to deliver topically active therapy to both the upper and lower gastrointestinal systems, should make orBec® an attractive alternative to existing therapies for inflammatory diseases of the gastrointestinal tract.

Additionally, Chiesi Pharmaceuticals (“Chiesi”) markets in certain countries in Europe a delayed-release oral formulation of beclomethasone dipropionate, the active ingredient of orBec®, called CLIPPERTM for ulcerative colitis.

ThermoVaxTM Competition

Multiple groups and companies are working to address the unmet need of vaccine thermostability using a variety of technologies. In addition, both non-governmental organizations such as the Bill and Melinda Gates Foundation and PATH, as well as academic organizations such as the Kansas University Macromolecular and Vaccine Stabilization Center have programs designed to advance technologies which may address this need.

The majority of stabilization technologies currently being developed involve mixing vaccine antigen +/- adjuvant with various proprietary excipients or co-factors that either serve to stabilize the vaccine or biological product in a liquid or dried (lyophilized) form. Examples of these approaches include the use of various plant-derived sugars and macromolecules being developed by companies such as Stabilitech and synthetic polymers such as Pluronic F127 (Endo Pharmaceuticals under Gates Foundation funding). VBI (Variation Biotechnologies, Inc) intends to employ a lipid system (resembling liposomes) to stabilize viral antigens, including virus-like particles (VLPs), and apply it to a conventional influenza vaccine among others

Other approaches involve process variations to freeze-dry live virus vaccines. For example, PaxVax intends to employ a spray drying technology in concert with enteric coating to achieve formulations for room temperature stability of live virus vaccines using adenovirus vectors. VBI has the capacity to utilize their proprietary stabilization technology for a number of vaccines (as a co-development service, similar to the business model being developed by Stabilitech), whereas PaxVax is applying the technology to their own proprietary vaccine development programs. Stabilitech uses combinations of excipients, which include glassifying sugars similar to the ThermoVaxTM technology, and variations in drying cycles during lyophilization, as does the ThermoVaxTM technology. Another Soligenix competitor, Endo Pharmaceuticals is working to identify Pluronic polymer-based formulations that stabilize measles and hepatitis B vaccines from -10°C to 45°C.

Additionally, companies like Pharmathene, Panacea Biotech, and Compass Biotech are developing proprietary vaccines with the application of some form of stabilization technology.

Vaccines/BioDefense Competition

We face competition in the area of biodefense product development from various public and private companies, universities and governmental agencies, such as the U.S. Army, some of whom may have their own proprietary technologies which may directly compete with the our technologies.

The currently available anthrax vaccine known as BioThrax® (Anthrax Vaccine Adsorbed or AVA) marketed by Emergent BioSolutions, Inc. was developed nearly 50 years ago from a culture filtrate derived from anthrax bacteria. Consequently, it contains a number of different proteins, some of which are believed to potentially contribute to the adverse events that have been reported in the literature (up to 7-8% serious adverse events) and which prompted agencies like the Institute of Medicine to recommend adoption of newer and safer anthrax vaccines. BioThrax® is FDA approved for the prevention of anthrax infection, but requires five doses over a period of eighteen months to achieve protective immunity.

With respect to the development of PA-based vaccines and therapeutics such as SGX204, there are a number of other companies in preclinical and clinical development including Emergent, Pharmathene, Dynavax, Panacea Biotech, Paxvax, Elusys, and Pfenex.

Cangene is currently developing an anthrax immune globulin therapeutic based on plasma collected from military personnel who have been vaccinated with BioThrax®. Human Genome Sciences is developing a monoclonal antibody to Bacillus anthracis, referred to as ABthrax™, as a post-exposure therapeutic for anthrax infection. Elusys Therapeutics is developing a monoclonal antibody to Bacillus anthracis, known as Anthim™, as a pre-exposure and post-exposure prophylaxis against anthrax infection, as well as an active treatment of disease. Pharmathene and Medarex are collaborating to develop a human antibody to anthrax, known as Valortim™. Bavarian Nordic is developing a multivalent combination vaccine against both anthrax and smallpox.

The only potential competition to RiVaxTM is being developed by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID), the DoD’s lead laboratory for medical research to counter biological threats. Development of this product, known as RVEcTM, is proceeding under a program led by Dr. Len Smith, who has been working for many years to develop a ricin vaccine candidate. Similar to RiVaxTM, RVEcTM has been shown to be fully protective in mice exposed to lethal doses of ricin toxin by the aerosol route. Further studies, in both rabbits and nonhuman primates, were successfully conducted to evaluate RVEcTM’s safety as well as its immunogenicity.

In the area of radiation-protective antidotes such as SGX202, various companies, such as Cleveland Biolabs, Aeolus Pharmaceuticals, Boulder Biotechnology, RxBio, Inc., Exponential Biotherapies Inc., Osiris Therapeutics, Inc., ImmuneRegen BioSciences, Inc., Neumedicines, Inc., Cellerant Therapeutics, Onconova Therapeutics, Inc., Araim Pharmaceuticals, Inc., EVA Pharmaceuticals, Terapio, Cangene Corporation, Humanetics Corporation and the University of Arkansas Medical Sciences Center are developing biopharmaceutical products that may directly compete with SGX202, even though their approaches to such treatment are different.

Only RxBio and the University of Arkansas have programs specifically for GI ARS. RxBio’s Rx100 is a stem cell protectant designed as a single dose (oral or injection) which has shown promise in nonhuman primate studies. Pasireotide, a drug in development by Novartis for Cushing’s disease, is being developed at the University of Arkansas to protect the intestine by reducing pancreatic secretions that exacerbate intestinal inflammation.

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

We are the exclusive licensee of an issued U.S. patent that covers the use of oral BDP for the prevention and treatment of GI GVHD. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract and European patent EP 1830857 claiming oral BDP in conjunction with a short duration of high-dose prednisone with a rapid taper for the reduction of mortality associated with GVHD and leukemia.

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

orBec®/Oral BDP License Agreement

On November 24, 1998, the Company, Enteron Pharmaceuticals, Inc. (“Enteron”) and George B. McDonald (“Dr. McDonald”) entered into an exclusive license agreement for the rights to intellectual property, including know-how, relating to orBec®.  The Company has an exclusive license to commercially exploit the covered products worldwide, subject to Dr. McDonald’s right to make and use the technology for research purposes and the U.S. Government’s right to use the technology for government purposes.  In consideration for the license, the Company has paid to Dr. McDonald a license fee in the amount of $20,000 and is required to (i) reimburse Dr. McDonald for certain out-of-pocket expenses incurred by Dr. McDonald in connection with the patent applications and issued patents, (ii) pay Dr. McDonald a milestone payment in the amount of $300,000; (iii) issue Dr. McDonald shares of common stock equal to 8% of the Company’s outstanding common stock as of November 24, 1998, with certain anti-dilution protection, and (iv) pay Dr. McDonald royalty payments equal to 6% of net sales of the covered products.

Additionally, in the event that the Company sublicenses it rights under this license agreement, the Company will be required to pay Dr. McDonald 25% of any sublicense fees and royalty payments paid by the sublicense to the Company.

The term of this agreement expires upon the expiration of the licensed patent applications or patents.  After five years from the date of the agreement, Dr. McDonald has the right to terminate this agreement in its entirety or to terminate exclusivity under the agreement if the Company or its sublicense has not commercialized or are not actively attempting to commercialize a covered product.

Additionally, the agreement terminates: (i) automatically upon the Company becoming insolvent; (ii) upon 30 days notice, if the Company breaches any obligation under the agreement without curing such breach during the notice period; and (iii) upon 90 days notice by the Company.  After any termination, the Company will have the right to sell its inventory for a period not to exceed three months following the date of termination, subject to the payment of the amounts owed under the agreement.

On July 26, 2011, the Company, Enteron, and Dr. McDonald entered into an amendment to their exclusive license agreement.  Under the license agreement, Dr. McDonald would have been entitled to receive (i) $1,250,000 upon the closing of the July 26, 2011 amendment executed by the Company and Sigma-Tau; and (ii) $250,000 upon an approval of orBec® by the EMEA.  Pursuant to the amendment, the Company agreed to pay Dr. McDonald (i) $612,500 in cash and $400,000 in common stock of the Company (based upon the closing price of the Company’s common stock on July 26, 2011) upon the closing of the amendment between the Company and Sigma-Tau and (ii) $400,000 in cash upon an approval of orBec® by the EMEA.

ThermoVaxTM License Agreement

On September 1, 2009, we executed a worldwide exclusive option to license patent applications with the University of Colorado (“UC”) for ThermoVaxTM which is the subject of U.S. patent application number 60/896,429 filed on March 22, 2007 entitled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition.” This patent and its corresponding foreign filings are pending and licensed to Soligenix by the UC and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement also covers thermostable vaccines for biodefense as well as other potential vaccine indications. In addition, Soligenix in conjunction with UC, filed a provisional patent application number 61/487,206 on May 17, 2011 entitled: “Thermostable Vaccine Compositions and Methods of Preparing Same.”

RiVax™ License Agreement

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

SGX204 License Option Agreement

In December of 2011, we optioned a license to the SGX204 patent from the President and Fellows of Harvard College. SGX204 is the subject of U.S. patent No. 7,037,503, issued on May 2, 2006 and entitled, “Compounds and Methods for the Treatment and Prevention of Bacterial Infection”, along with any reissue, renewal, reexamination, substitution or extension thereof. The PCT application patent was filed in May 2001 and will expire in May 2021 (barring any patent term extensions).

Research and Development Expenditure

We spent approximately $6.3 million and $6.0 million in the years ended December 31, 2011 and 2010, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2011 and 2010 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Employees

As of December 31, 2011, we had 13 full-time employees, 4 of whom are MDs/PhDs.

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

We have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2011, we have approximately $6.0 million in cash available. Based on our projected budgetary needs and funding from existing grants over the next two years, we expect to be able to maintain the current level of our operations into the second quarter of 2013.

We have sufficient funds through our existing biodefense grant facilities from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”), to finance our biodefense projects for the next several years. In September 2009, we received a NIAID grant for approximately $9.4 million for the development of our biodefense programs. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component, which is approximately 21% above our subcontracted expenses, will finance some fixed costs for direct employees working on the grants and other administrative costs. We expect that our existing NIH biodefense grants will cover approximately $600,000 of such fixed overhead costs over the next several years.

Our products are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of them. From inception through December 2011, we have expended approximately $44.1 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend at least $2 million over the next two years in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements. Unless and until we are able to generate sales or licensing revenue from orBec®, our lead product candidate, or another one of our product candidates, we will require additional funding to meet these commitments, sustain our research and development efforts, provide for future clinical trials, and continue our operations. There can be no assurance we can raise such funds. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by the issuance of debt, we may be subject to limitations on our operations. If we cannot raise such additional funds, we may have to delay or stop some or all of our drug development programs.

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

To be profitable, our organization must, along with corporate partners and collaborators, successfully research, develop and commercialize our technologies or product candidates. Our current product candidates are in various stages of clinical and pre-clinical development and will require significant further funding, research, development, pre-clinical and/or clinical testing, regulatory approval and commercialization, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. Specifically, each of the following is possible with respect to any of our product candidates:

•	we may not be able to maintain our current research and development schedules;
•	we may be unsuccessful in our efforts to secure profitable procurement contracts from the U.S. government or others for our biodefense products;
•	we may encounter problems in clinical trials; or
•	the technology or product may be found to be ineffective or unsafe.

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

On January 5, 2009, we reached an agreement with the FDA on the design of a confirmatory, pivotal Phase 3 clinical trial evaluating our lead product orBec® for the treatment of acute GI GVHD. The agreement was made under the FDA’s Special Protocol Assessment procedure. The confirmatory Phase 3 clinical trial for the treatment of acute GI GVHD commenced on October 15, 2009. The trial was stopped on September 15, 2011 at the recommendation of the DSMB because it is highly unlikely to achieve the predetermined end point of efficacy based on the interim results. The data from the Phase 3 trial is currently being analyzed to determine the factors resulting in its termination.

Although we hope to obtain FDA approval for orBec®, there can be no assurances that the FDA will ever approve orBec® for market launch. Furthermore, the FDA may mandate additional testing or data, which may take additional time and expense to provide.

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

We do not have experience in marketing or selling pharmaceutical products whether in the U.S. or internationally. Although we have a collaboration agreement with Sigma-Tau for the sales and marketing of orBec® in North America and Europe, we may be unable to establish additional satisfactory arrangements for marketing, sales and distribution capabilities necessary to commercialize and gain market acceptance for orBec® or our other product candidates. In addition, Sigma-Tau may not be able to effectively commercialize orBec® if it is approved. To obtain the expertise necessary to successfully market and sell orBec®, or any other product, potentially will require the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract.

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

We currently rely on license agreements from the University of Texas Southwestern Medical Center, Harvard University, the University of Colorado, and George B. McDonald, MD for the rights to commercialize key product candidates. We may not be able to retain the rights granted under these agreements or negotiate additional agreements on reasonable terms, or at all.

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

Additionally, if we do not enter into relationships with additional third parties for the marketing of our products, if and when they are approved and ready for commercialization, we would have to build our own sales force. If our collaboration agreement with Sigma-Tau were to be terminated, we would need to establish and build our own sales force in North America and Europe or enter into an agreement for the commercialization of orBec® with another company. Development of an effective sales force in any part of the world would require significant financial resources, time and expertise. We may not be able to obtain the financing necessary to establish a sales force in a timely or cost effective manner, if at all, and any sales force we are able to establish may not be capable of generating demand for our product candidates, if they are approved.

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

We currently have only 9 employees and we depend upon these employees to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We will not be successful if our management team cannot effectively manage and operate our business..

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

Since January 1, 2011, our stock price (split adjusted) has fluctuated over the last year between a high of $6.80 per share to a low of $0.60 per share. As of March 21, 2012, our common stock closed at $0.54 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock by the Company, and subsequent sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

Shareholders may suffer substantial dilution related to issued stock warrants and options.

We have a number of agreements or obligations that may result in dilution to investors. These include:

•	warrants to purchase a total of approximately 2,701,569 shares of our common stock at a current weighted average exercise price of approximately $4.40; and
•	options to purchase approximately 1,544,242 shares of our common stock at a current weighted average exercise price of approximately $3.75.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 5,250 square feet of office space at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540. This office space currently serves as our corporate headquarters. We currently pay rent of approximately $7,650 per month, or approximately $17.50 per square foot on an annualized basis, pursuant to the lease that we entered into on April 1, 2009 and that expires on March 31, 2012. Our office space is sufficient to satisfy our current needs. On February 7, 2012, we entered into a lease agreement through March 31, 2015 for our existing office space.  The rent for the first 12 months is approximately $8,000 per month, or approximately $18.25 per square foot on an annualized basis. This rent increases to approximately $8,310 per month, or approximately $19.00 per square foot on an annualized basis, for the remaining 24 months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "SNGX." The following table sets forth, as adjusted for the reverse stock split of 1-for-20 effective February 1, 2012, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTCBB.

	Price Range
Period	High	Low
Year Ended December 31, 2010:
First Quarter	$5.80	$4.60
Second Quarter	$6.00	$4.80
Third Quarter	$5.20	$3.60
Fourth Quarter	$4.60	$3.00
Year Ended December 31, 2011:
First Quarter	$4.40	$3.20
Second Quarter	$5.20	$3.60
Third Quarter	$6.80	$0.80
Fourth Quarter	$1.00	$0.60

As of March 21, 2012, the last reported price of our common stock quoted on the OTCBB was $0.54 per share. The OTCBB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. As of March 21, 2012, we have approximately 950 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in “Risk Factors” above, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Our Business Overview

Soligenix, Inc. was incorporated in Delaware in 1987. We are a development stage biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense. Our BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, including LPMTM-Leuprolide, while our collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® in North America and Europe, if approved. On September 15, 2011 the Company’s confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”) was stopped at the recommendation of an independent Data Safety Monitoring Board (“DSMB”). Additionally, we are actively developing oral BDP in other therapeutic indications, such as pediatric Crohn’s disease and radiation enteritis. Our Vaccines/BioDefense business segment includes RiVaxTM, our ricin toxin vaccine, and SGX204, our anthrax vaccine, and SGX202, our gastrointestinal acute radiation syndrome (“GI ARS”) program. The advanced development of these programs will be supported by our heat stabilization technology under existing and on-going government grant.
Our business plan can be outlined as follows:

•	Initiate a Phase 2A clinical trial of oral BDP knows as SGX203 in pediatric Crohn’s disease;
•	Use RiVaxTM and SGX204 to support development efforts and establish proof of concept with our proprietary vaccine heat stabilization technology known as ThermoVaxTM;
•	Apply for and secure further government funding for development of our BioDefense programs, namely RiVaxTM, SGX204, and SGX202 in GI ARS;
•
Evaluate the effectiveness of orBec®/Oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute radiation enteritis, prevention of acute GVHD, and treatment of chronic GI GVHD;

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized applicable outside legal and filing costs incurred in the procurement of patents.

We capitalize legal costs associated with the issuance and filings of new patents and expense annual maintenance costs of our patents and rights for our current products in both the domestic and international markets. As a late stage research and development company with drug and vaccine products in an often lengthy clinical research process, we believe that patent rights are one of our most valuable assets. Patents and patent applications are a key currency of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industrial partners. These rights can also be sold or sub-licensed as part of our strategy to partner our products at each stage of development. The legal costs incurred for these patents consist of work associated with filing new patents and perhaps extending the lives of the patents. Therefore, our policy is to capitalize these costs and amortize them over the remaining useful life of the patents, generally a period of 11 to 16 years. We capitalize intangible assets’ alternative future use as referred to in FASB ASC 350, Intangibles – Goodwill and Other and FASB ASC 730, Research and Development.

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

Revenue Recognition

Our revenues are generated from NIH grants, licensing activities and the achievement of licensing milestones. The revenue from NIH grants are based upon subcontractor costs and internal costs incurred that are specifically covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. Licensing milestone revenues are recorded when earned.

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

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the warrants’ provisions and determined that they were indexed to our own stock and therefore to be accounted for as an equity instrument for 2011 and 2010.

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

Material Changes in Results of Operations

Year Ended December 31, 2011 Compared to 2010

For the year ended December 31, 2011, we had a net loss of $2,378,594 as compared to a net loss of $7,386,579 for the prior year, representing a decreased loss of $5,007,985 or 68%. This decrease in the net loss is primarily attributable to the receipt of $5,000,000 from Sigma-Tau as payment on the execution of our expanded license agreement into the European territory (the “Sigma-Tau Agreement”) offset by increased spending of $286,211 in research and development for the year ended December 31, 2011 over 2010 related to the conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD. For the year ended December 31, 2011, there was a slight increase in general and administrative expenses of $40,930.

For the year ended December 31, 2011, revenues and associated costs relate to NIH grants awarded in support of the development of ThermoVax™ as well as our ricin toxin vaccine, OrBec® and the Sigma-Tau Agreement. For the year ended December 31, 2011, we had revenues of $7,662,822 as compared to $1,947,628 for the prior year, representing an increase of $5,715,194. The increased revenues were a result of $5,000,000 received relating to the Sigma-Tau Agreement and increases in NIH drawdowns and the associated development work underlying them.

We incurred costs related to that revenue in the year ended December 31, 2011 and 2010 of $2,108,228 and $1,638,402, respectively, representing an increase of $469,826, or 29%. These costs primarily relate to payments made to subcontractors in connection with research performed pursuant to grants. The cost changes are due to work performed on the NIH grant revenues discussed above.

Our gross profit for the year ended December 31, 2011 was $5,554,594 as compared to $309,226 for the prior year, representing an increase of $5,245,368. This increase is almost entirely due to the Sigma-Tau Agreement and increase in grant revenues discussed above and a 2011 reimbursement of certain period salary costs which there is no current period cost. Excluding the license revenue associated with the Sigma-Tau Agreement, gross profit would have been $554,594 for the year ended December 31, 2011.

Research and development spending increased by $286,211, or 5%, to $6,272,616 for the year ended December 31, 2011 as compared to $5,986,405 for the prior year. This increase is primarily related to the conduct of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD.

General and administrative expenses slightly increased by $40,930, or 2%, to $2,242,172 for the year ended December 31, 2011, as compared to $2,201,242 for the prior year.

Net interest income (expense) for the year ended December 31, 2011 was $7,444 as compared to $11,332 for the prior year, representing a decrease of $3,888, or 34%. This decrease was due to substantially lower interest rates earned on cash balances in 2011 versus the prior year.

Other income (expense) for the year ended December 31, 2010 included $234,700 of proceeds, net of transaction costs, from grants in response to an application submitted for qualified investments in qualifying therapeutic discovery projects under Section 48D of the Internal Revenue Code. The qualifying therapeutic discovery project program was not renewed in 2011.

During the year ended December 31, 2011, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers based in New Jersey, we sold New Jersey NOL carryforwards, resulting in the recognition of $574,157 of income tax benefit, net of transaction costs. There can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the year ended December 31, 2011 and December 31, 2010: Vaccines/BioDefense and BioTherapeutics.

Revenues for the Vaccines/BioDefense business segment for the year ended December 31, 2011 were $2,010,234 as compared to $1,441,228 for the year ended December 31, 2010, representing an increase of $569,006 or 39%. This increase is primarily attributed to NIH grant revenue for work towards our ThermoVax™ vaccine technology. Revenues for the BioTherapeutics business segment for the year ended December 31, 2011 were $5,652,588 as compared to $506,400 for the year ended December 31, 2010, representing an increase of $5,146,188. This significant increase is a result of $5,000,000 received relating to the Sigma-Tau Agreement.

Loss from operations for the Vaccines/BioDefense business segment for the year ended December 31, 2011 was $154,395 as compared to $1,204,824 for the year ended December 31, 2010, representing a decreased loss of $1,050,429. This decrease is primarily attributed to NIH grant revenue for work towards our ThermoVax™ vaccine technology and a 2011 reimbursement of certain period salary costs which there is no current period cost. In 2010 we took a one time patent write-off cost of $378,501 in connection to the return of the botulinum toxic vaccine to Thomas Jefferson University. Loss from operations for the BioTherapeutics business segment for the year ended December 31, 2011 was $1,278,156 as compared to $5,018,090 for the year ended December 31, 2010, representing a decrease of $3,739,934. This decreased loss is primarily attributed to the $5,000,000 received relating to the Sigma-Tau Agreement offset by the conduct of the confirmatory Phase 3 clinical trial of orBec® in 2011.

Amortization and depreciation expense for the Vaccines/BioDefense business segment for the year ended December 31, 2011 was $42,640 as compared to $36,843 for the year ended December 31, 2010, representing an increase of $5,797, or 16%, primarily related to newly capitalized patent costs in 2011. Amortization and depreciation expense for the BioTherapeutics business segment for the year ended December 31, 2011 was $181,213 as compared to $146,832 for the year ended December 31, 2010, representing an increase of $34,381, or 23%, primarily related to newly capitalized patent costs in 2011.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2011, we had cash and cash equivalents of $5,996,668 as compared to $7,451,714 as of December 31, 2010, representing a decrease of $1,455,046 or 20%. As of December 31, 2011, we had working capital of $5,696,444 as compared to working capital of $6,101,103 as of December 31, 2010, representing a decrease of $404,659 or 7%. The decrease in working capital was the result of the cash used in operating and investing activities over the period, offset by the proceeds of $5,000,000 received from the Sigma-Tau Agreement in July 2011, as well as option exercise proceeds and proceeds from the sale of stock under the Fusion equity line. For the year ended December 31, 2011, our cash used in operating activities was $1,951,738, as compared to $5,730,582 for the same period in 2010. This decrease is due to proceeds of $5,000,00 received from the Sigma-Tau Agreement offset by spending attributable to the conduct of the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD.

Based on our current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant-funded programs, reductions in headcount and expected proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, we believe that our current cash will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2013.

Our plans with respect to our liquidity management include, but are not limited to, the following:

•	We have instituted a cost reduction plan which has reduced headcount and will continue to reduce costs wherever possible.
•
We have approximately $3.8 million in active grant funding still available to support our associated research programs in 2013 and beyond. We plan to submit additional grant applications for further support of these programs with various funding agencies.

•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
•
We will pursue Net Operating Losses (“NOLs”) sales in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $574,157 in proceeds pursuant to NOL sales in 2011, we expect to participate in this program during 2012 and beyond as the program is available; and

•
We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our research and development expenditures for the next 12 months to be approximately $3.8 million before any grant reimbursements, of which $1.6 million relates to the BioTherapeutics business and $2.2 million relates to the Vaccines/BioDefense business. We anticipate grant revenues in the next 12 months of approximately $2.6 million to offset research and development expenses, primarily for the development of our ThermoVax™ vaccine technology and very limited contribution to the wind down costs of the Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD.

The table below details our costs by program for the years ended December 31, 2011 and 2010:

	2011	2010
Research & Development Expenses
orBec®	$3,935,737	$3,425,757
RiVax™ & ThermoVax™ Vaccines	1,831,593	1,871,474
BT-VACC™	-	378,501
Oraprine™	-	6,000
LPM™ Leuprolide	-	2,577
Total	$5,767,330	$5,684,309

Reimbursed under NIH Grants
orBec®	$616,783	$460,279
RiVax™ & ThermoVax™ Vaccines	1,491,445	962,716
BT-VACC™	-	215,407
Total	$2,108,228	$1,638,402
Grand Total	$7,875,558	$7,322,711

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the years ended December 31, 2011 or 2010.

Contractual Obligations

We have a contractual obligation of approximately $80,000 as of December 31, 2011 resulting from a collaboration agreement with Numoda Corporation for the electronic data capture in connection with our confirmatory Phase 3 clinical trial of orBec® that began in September 2009 and is expected to complete in April 2012. Additionally, we have several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On April 1, 2009, we entered into a sublease agreement through March 31, 2012 for office space in Princeton, New Jersey. We were required to provide 4 months of rent as a security deposit. The rent for the first 18 months was approximately $7,500 per month, or approximately $17.00 per square foot on an annualized basis. This rent increased to approximately $7,650 per month, or approximately $17.50 per square foot on an annualized basis, for the remaining 18 months. On February 7, 2012, we entered into a lease agreement through March 31, 2015 for our existing office space. The rent for the first 12 months is approximately $8,000 per month, or approximately $18.25 per square foot on an annualized basis. This rent increases to approximately $8,310 per month, or approximately $19.00 per square foot on an annualized basis, for the remaining 24 months.

In February 2007, our Board of Directors authorized the issuance of the following shares to Dr. Schaber and Dr. Brey upon the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party: 50,000 common shares to Dr. Schaber; and 10,000 common shares to Dr. Brey. The employment agreement with Dr. Schaber has been amended to reflect this obligation.

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment. On February 15, 2012, Mr. Myrianthopoulos’ employment agreement was terminated. However, he continues to serve the Company as a member of the Board of Directors.

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Severance	Total
2012	$235,000	$100,621	$154,362	$489,983
2013	75,000	104,559	-	179,559
2014	75,000	101,198	-	176,198
2015	75,000	24,938	-	99,938
2016	75,000	-	-	75,000
Total	$535,000	$331,316	$154,362	$1,020,678

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

Management’s Annual Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 15, 2012, the employment agreement of Mr. Myrianthopoulos, Chief Financial Officer and Senior Vice-President was terminated and Mr. Joseph M. Warusz was appointed the Acting Chief Financial Officer.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 21, 2012:

Name	Age	Position
Christopher J. Schaber, PhD	45	Chairman of the Board, Chief Executive Officer and President
Keith L. Brownlie, CPA	59	Director
Tamar D. Howson	63	Director
Gregg A. Lapointe, CPA	53	Director
Evan Myrianthopoulos	47	Director
Robert J. Rubin, MD	66	Director
Virgil D. Thompson	72	Director
Jerome Zeldis, MD, PhD	61	Director
Robert N. Brey, PhD	61	Chief Scientific Officer and Senior Vice President
Kevin J. Horgan, MD	52	Chief Medical Officer and Senior Vice President
Joseph M. Warusz, CPA	55	Vice President of Finance, Acting Chief Financial Officer and Corporate Secretary

Christopher J. Schaber, PhD has over 22 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also serves on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009, and is a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. During his tenure at Discovery Laboratories, Inc., Dr. Schaber played a significant role in raising over $150 million through both public offerings and private placements. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

Keith L. Brownlie, CPA has been a director since June 2011. Mr. Brownlie currently serves as a member of the Board of Directors of Epicept Corporation, a publicly traded, specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain, a position he has held since April 2011. From 1974 to 2010, Mr. Brownlie worked with the accounting firm of Ernst & Young LLP where he served as audit partner for numerous public companies and was the Life Sciences Industry Leader for the New York metro area where he was involved with over 100 public and private financings and M&A transactions. Mr. Brownlie received a BS in Accounting from Lehigh University and is a Certified Public Accountant in the state of New Jersey. Mr. Brownlie co-founded the New Jersey Entrepreneur of the Year Program and was Vice President and Trustee of the New Jersey Society of CPAs. In addition, he served as accounting advisor to the board of the Biotechnology Council of New Jersey.

Tamar D. Howson has been a director since September 2010. She is currently a partner with JSB-Partners, LP, a transaction advisory firm serving the life sciences industry. From 2007 to 2008, Ms. Howson served as Executive Vice President of Corporate Development for Lexicon Pharmaceuticals, Inc. From 2001 to 2007, she served as Senior Vice President of Corporate and Business Development and was a member of the executive committee at Bristol-Myers Squibb Company. During her tenure at Bristol-Myers, Ms. Howson was responsible for leading the company’s efforts in external alliances, licensing and acquisitions. In 2000 and 2001, Ms. Howson served as a business development and strategy consultant to biotechnology companies in the United States and in Europe. During this period, she served on the Boards of Skye Pharma, plc., Ariad, NPS, and Targacept Pharmaceuticals. From 1991 to 2000, Ms. Howson served as Senior Vice President and Director of Business Development at SmithKline Beecham plc. She also managed SR One Ltd., a $100 million venture capital fund of SmithKline Beecham, plc. From 1990 to 1991, Ms. Howson held the position of Vice President, Venture Investments at Johnston Associates, Inc., a venture capital firm, and from 1987 to 1990, she served as Director of Worldwide Business Development and Licensing for Squibb Corporation. Ms. Howson serves on the boards of OXIGENE, Inc., a publicly traded, clinical-stage, biopharmaceutical company developing therapeutics to treat cancer and eye diseases; Idenix Pharmaceuticals, Inc., a publicly traded, biopharmaceutical company developing drugs for the treatment of human viral diseases; and S*Bio Pte Ltd., a private drug discovery company developing small molecule anti-cancer drugs. She also serves as a consultant to Bay City Capital and is a member of the advisory board to Triana Venture Partners, Inc. She previously served on the board of the Healthcare Businesswomen’s Association. Ms. Howson received her MBA in finance and international business from Columbia University. She holds a MS from the City College of New York and a BS from Technion in Israel.

Gregg Lapointe, CPA has been a director since March 2009. Mr. Lapointe has served on the Board of Directors of the Pharmaceuticals Research and Manufacturers of America (“PhRMA”) and SciClone Pharmaceuticals, Inc., and has been a member of the Corporate Council of NORD for several years. He has served in varying roles for Sigma-Tau, a private biopharmaceutical company, since September 2001, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to March 2012. From May, 1996 to August, 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois and a Chartered Accountant in Ontario, Canada. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical medical products industries.

Evan Myrianthopoulos has been a director since 2002, after joining us in November of 2004 as President and Acting Chief Executive Officer until August of 2006. He then was our Chief Financial Officer and Senior Vice President until February 2012. From November 2001 to November 2004, he was President and founder of CVL Advisors Group Inc., a financial consulting firm specializing in the biotechnology sector. Prior to founding CVL Advisors Group, Inc., Mr. Myrianthopoulos was a co-founder of Discovery Laboratories, Inc. During his tenure at Discovery Laboratories, Inc. from June 1996 to November 2001, Mr. Myrianthopoulos held the positions of Chief Financial Officer and Vice President of Finance, where he was responsible for raising approximately $55 million in four private placements. He also helped negotiate and manage Discovery Laboratories, Inc.’s mergers with Ansan Pharmaceuticals and Acute Therapeutics, Inc. Prior to co-founding Discovery Laboratories, Inc., Mr. Myrianthopoulos was a Technology Associate at Paramount Capital Investments, L.L.C., a New York City based biotechnology venture capital and investment banking firm from October 1995 to December 1997. Prior to joining Paramount Capital Investments, LLC, Mr. Myrianthopoulos was a managing partner at a hedge fund and also held senior positions in the treasury department at the National Australia Bank where he was employed as a spot and derivatives currency trader. Mr. Myrianthopoulos holds a B.A. degree in Economics and Psychology from Emory University. Mr. Myrianthopoulos was selected to serve as a member of our Board of Directors because of his experience as principal financial officer and principal executive officer of our Company and Discovery Laboratories and his experience in raising capital.

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

Jerome Zeldis, MD, PhD has been a director since June 2011. Dr. Zeldis is currently Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene Corporation, a publicly traded, fully integrated biopharmaceutical company, where he has been employed since 1997. From September 1994 to February 1997, Dr. Zeldis worked at Sandoz Research Institute and the Janssen Research Institute in both clinical research and medical development. He has been a board member of several biotechnology companies and is currently on the boards of the NJ Chapter of the Arthritis Foundation, and the Castleman’s Disease Organization. Additionally, he has served as Assistant Professor of Medicine at the Harvard Medical School (from July 1987 to September 1988), Associate Professor of Medicine at University of California, Davis from (September 1988 to September 1994), Clinical Associate Professor of Medicine at Cornell Medical School (January 1995 to December 2003) and Professor of Clinical Medicine at the Robert Wood Johnson Medical School (July 1998 to June 2010). Dr. Zeldis received a BA and an MS from Brown University, and an M Phil, an MD, and a PhD in Molecular Biophysics and Biochemistry from Yale University. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He has published 116 peer reviewed articles and 24 reviews, book chapters, and editorials.

Robert N. Brey, PhD has been with the Company since January 1996 and is currently our Chief Scientific Officer and Senior Vice President. He has also held the positions of Vice President Vaccine Development and Vice President of Research and Development. He also has held Scientific, Management and Project Management positions in the Lederle-Praxis division of American Cyanamid, now a division of Wyeth, in which he participated in the successful development of a vaccine for Haemophilius nfluenza meningitis, and a vaccine for pneumonia. While at Lederle-Praxis, Dr. Brey was Manager of Molecular Biology Research for vaccines and Project Manager for development of oral vaccines from 1985 through 1993. From 1993 through 1994, Dr. Brey served as Director of Research and Development of Vaxcel, in which he was responsible for developing adjuvant technology and formulations for improved vaccines. From 1994 through 1996, Dr. Brey established an independent consulting group, Vaccine Design Group, to identify and develop novel vaccine technologies and platforms. Before entering into drug and vaccine delivery, he held senior scientific positions at Genex Corporation from 1982 through 1986. Dr. Brey received a B.S. degree in Biology from Trinity College in Hartford, Connecticut, his PhD degree in Microbiology from the University of Virginia and performed postdoctoral studies at MIT with Nobel Laureate Salvador Luria.

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

Joseph M. Warusz, CPA has more than 28 years of financial management experience in public and private life science companies as well as large pharma. Prior to joining Soligenix on June 1, 2011 as Vice President of Administration and Controller, he held senior financial positions with Amicus Therapeutics, Inc., Orchid Cellmark, Inc., and NexMed, Inc., as well as consulting assignments at Ardea BioSciences, Inc., and NovaDel Pharma, Inc., all R&D-focused companies in the biotechnology and specialty pharmaceuticals arenas. On February 15, 2012, he was appointed Acting Chief Financial Officer of the Company. Prior to 1998, Mr. Warusz also held management positions in financial analysis, accounting, reporting and auditing at Bristol-Myers Squibb and Peat Marwick Main & Company. He received his BS in accounting and MBA in finance at Drexel University and is a Certified Public Accountant.

Board Leadership Structure

Our Board of Directors believes that Dr. Schaber’s service as both the Chairman of our Board of Directors and our Chief Executive Officer is in the best interest of our Company and our stockholders. Dr. Schaber possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing our Company and our business and, therefore, is best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most important matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, and collaborative partners.

Mr. Brownlie, Ms. Howson, Dr. Rubin, Mr. Thompson and Dr. Zeldis are independent and the Board of Directors believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of meeting of the Board of Directors, the independent directors hold executive sessions. Following an executive session of independent directors, the independent directors report back to the full Board of Directors regarding any specific feedback or issues, provides the Chairman with input regarding agenda items for Board of Directors and Committee meetings, and coordinates with the Chairman regarding information to be provided to the independent directors in performing their duties. The Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

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

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2011, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). A copy of our code of ethics is publicly available on our website at http://www.soligenix.com under the “Investors” section. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

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

Audit Committee Financial Expert

We have an audit committee comprised of Messrs. Brownlie (Chair) and Thompson and Dr. Rubin. The board of directors has determined that Mr. Brownlie qualifies as an “audit committee financial expert,” as defined under the rules of the Securities and Exchange Commission. The board of directors has also determined that the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee.

The board of directors has determined that Messrs. Brownlie and Thompson and Dr. Rubin are “independent directors” within the meaning of The NASDAQ Stock Market LLC (“Nasdaq”) corporate governance rules and the regulations under the Securities Exchange Act of 1934 (“Exchange Act”) applicable to audit committees.

Item 11. Executive Compensation

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2011 to our Chief Executive Officer and each of the three other most highly compensated executive officers during 2011 (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J. Schaber1	CEO & President	2011	$370,000	$50,000	$68,400	$35,529	$455,529
		2010	$350,981	$100,000	$408,908	$27,529	$887,419

Evan Myrianthopoulos2	CFO & Senior VP	2011	$242,500	$25,000	$34,200	$35,529	$303,029
		2010	$230,723	$50,000	$195,161	$27,677	$503,561

Robert N. Brey3	CSO & Senior VP	2011	$210,000	$13,000	$19,950	$21,853	$244,853
		2010	$210,000	$40,000	$157,987	$11,955	$419,942

Kevin J. Horgan4	CMO & Senior VP	2011	$281,589	$16,000	$203,575	$22,543	$320,132

Joseph M. Warusz5	VP & Controller	2011	$104,028	$7,000	$152,620	$19,627	$130,655

1
Dr. Schaber deferred payment of his 2010 annual bonus of $100,000 until January 15, 2011 and his 2011 annual bonus of $50,000 until January 15, 2012. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

2
Mr. Myrianthopoulos deferred payment of his 2010 annual bonus of $50,000 until January 15, 2011 and his 2011 annual bonus of $25,000 until January 15, 2012. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company. On February 15, 2012, Mr. Myrianthopoulos’ employment agreement with the Company was terminated.

3
Dr. Brey deferred payment of his 2010 annual bonus of $40,000 until January 15, 2011 and his 2011 annual bonus of $13,000 until January 15, 2012. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

4
Dr. Horgan deferred payment of his 2011 annual bonus of $13,000 until January 15, 2012. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

5
Mr. Warusz deferred payment of his 2011 annual bonus of $7,000 until January 15, 2012. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

Employment and Severance Agreements

In August 2006, we entered into a three-year employment agreement with Christopher J. Schaber, PhD. Pursuant to this employment agreement we agreed to pay Dr. Schaber a base salary of $300,000 per year and a minimum annual bonus of $100,000. This employment agreement was renewed in December 27, 2007 for an additional term of three years. We agreed to issue him options to purchase 125,000 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Schaber nine months of severance, as well as any accrued bonuses, accrued vacation, and we would provide health insurance and life insurance benefits for Dr. Schaber and his dependants. No unvested options shall vest beyond the termination date. Dr. Schaber’s monetary compensation (base salary of $300,000 and bonus of $100,000) remained unchanged from 2006 with the 2007 renewal. He will be paid nine months of severance upon termination of employment. Upon a change in control of the Company due to merger or acquisition, all of Dr. Schaber’s options shall become fully vested, and be exercisable for a period of five years after such change in control (unless they would have expired sooner pursuant to their terms). In the event of his death during term of the agreement, all of his unvested options shall immediately vest and remain exercisable for the remainder of their term and become the property of Dr. Schaber’s immediate family. This agreement automatically renewed in December 2010 for an additional term of three years.

In December 2004, we entered into a three-year employment agreement with Evan Myrianthopoulos. Pursuant to this employment agreement we agreed to pay Mr. Myrianthopoulos a base salary of $185,000 per year. After one year of service Mr. Myrianthopoulos would be entitled to a minimum annual bonus of $50,000. This employment agreement was renewed on December 27, 2007 for an additional term of three years. We agreed to issue him options to purchase 25,000 shares of our common stock, with the options vesting over three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Mr. Myrianthopoulos six months of severance subject to set off, as well as any unpaid bonuses and accrued vacation would become payable. No unvested options shall vest beyond the termination date. Mr. Myrianthopoulos also received 7,500 options, vested immediately when he was hired in November 2004, as President and Acting Chief Executive Officer. Mr. Myrianthopoulos’ monetary compensation (base salary of $200,000 and bonus of $50,000) remained unchanged from 2006 with the 2007 renewal. He will be paid six months of severance upon termination of employment. Upon a change in control of the Company due to merger or acquisition, all of Mr. Myrianthopoulos’ options shall become fully vested, and be exercisable for a period of three years after such change in control (unless they would have expired sooner pursuant to their terms). In the event of his death during term of contract, all of his unvested options shall immediately vest and remain exercisable for the remainder of their term and become property of Mr. Myrianthopoulos’ immediate family. This employment agreement was amended on January 4, 2011, extending his employment for an additional two years, and thereafter the term of employment automatically renews for a period of two years, unless the Company or Mr. Myrianthopoulos deliver three months notice of an election not to renew the term. On February 15, 2012, Mr. Myrianthopoulos’ employment agreement was terminated, however he continues to serve as a member of our Board of Directors.

In February 2007, our Board of Directors authorized the issuance of the following number of shares to each of Dr. Schaber and Dr. Brey immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from the Company and/or our stockholders to a third party: 50,000 common shares to Dr. Schaber and 10,000 common shares to Dr. Brey. The amended agreements include our obligation to issue such shares to the executives if such event occurs.

On March 27, 2009, the Compensation Committee approved the increase in salaries for Dr. Schaber to $350,000 and Mr. Myrianthopoulos to $230,000.

On June 22, 2011, the Compensation Committee approved the increase in salaries for Dr. Schaber to $390,000 and Mr. Myrianthopoulos to $255,000. Additionally, their fixed minimum annual bonus payable was eliminated and revised to an annual targeted bonus of their respective annual base salary. Dr. Schaber and Mr. Myrianthopoulos targeted bonus is 40% and 30%, respectively.

In January 2011, we entered into a two-year employment agreement with Dr. Kevin J. Horgan. Pursuant to this employment agreement we agreed to pay Dr. Horgan a base salary of $290,000 per year, a one-time signing bonus of $15,000 and a targeted annual bonus of 30% of base salary. We agreed to issue him options to purchase 62,500 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Horgan six months of severance, as well as any accrued bonuses, accrued vacation, and we would provide health insurance benefits for Dr. Horgan and his dependants. No unvested options shall vest beyond the termination date.

We do not currently have an employment agreement with Robert N. Brey, our Chief Scientific Officer and Senior Vice President. Dr. Brey’s compensation is determined by our board of directors and our compensation committee.

In May 2011, we entered into a one-year employment agreement with Mr. Joseph M. Warusz, our Acting Chief Financial Officer, Vice President Finance and Chief Accounting Officer. Pursuant to the agreement, we have agreed to pay Mr. Warusz $175,000 per year and a targeted annual bonus of 20% of base salary. We also agreed to issue him options to purchase 40,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause”, as defined in this agreement, we would pay Mr. Warusz three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 1, 2011, the Compensation Committee increased the salary of Mr. Warusz to $180,000.

On February 15, 2012, Mr. Myrianthopoulos’ employment agreement was terminated, however he continues to serve as a member of our Board of Directors. As defined in the employment agreement, we will pay Mr. Myrianthopoulos six months of severance, accrued bonus and vacation as well as insurance benefits to the term of his severance.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2011 as adjusted for the reverse stock split of 1-for-20 effective February 1, 2012. We have never issued Stock Appreciation Rights.

Outstanding Equity Awards at Fiscal Year-End

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
Christopher J. Schaber	125,000	-	-	$5.40	8/28/2016
	45,000	-	-	$9.40	8/9/2017
	140,000	-	-	$1.20	12/17/2018
	61,875	48,125	48,125	$4.64	6/30/2020
	30,000	90,000	90,000	$0.64	11/30/2021

Evan Myrianthopoulos	7,500	-	-	$7.00	11/14/2012
	2,500	-	-	$18.00	9/15/2013
	2,500	-	-	$11.60	6/11/2014
	7,500	-	-	$9.40	11/10/2014
	25,000	-	-	$9.80	12/13/2014
	20,000	-	-	$7.00	5/10/2016
	27,500	-	-	$9.40	8/9/2017
	60,000	-	-	$1.20	12/17/2018
	29,531	22,969	22,969	$4.64	6/30/2020
	15,000	45,000	45,000	$0.64	11/30/2021

Robert N. Brey	30,000	-	-	$6.60	5/10/2016
	10,000	-	-	$9.40	8/9/2017
	40,000	-	-	$1.20	12/17/2018
	23,906	18,594	18,594	$4.64	6/30/2020
	8,750	26,250	26,250	$0.64	11/30/2021

Kevin J. Horgan	27,344	35,156	35,156	$3.44	1/30/2021
	15,000	45,000	45,000	$0.64	11/30/2021

Joseph M. Warusz	15,000	25,000	25,000	$4.10	5/30/2021
	7,500	22,500	22,500	$0.64	11/30/2021

 Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2011.

Compensation of Directors

Name	Fees Earned Paid in Cash1	Option Awards2	Total
Keith Brownlie	$9,245	$46,944	$56,189
Tamar D. Howson	$23,073	$30,001	$53,074
Gregg A. Lapointe	$26,497	$30,001	$56,498
Robert J. Rubin	$29,746	$30,001	$59,747
Virgil D. Thompson	$29,507	$30,001	$59,508
Jerry Zeldis	$5,495	$46,944	$52,439

1
Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $20,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees will be paid $10,000 annually, on a prorated basis.  Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly, in arrears.

2
We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 15,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000 based upon the Black Scholes valuation method.  Furthermore, all stock options would vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 31, 2012, as adjusted for the reverse stock split of 1-for-20 effective February 1, 2012, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned**	Percent of Class
Paolo Cavazza1	3,379,953	29.22%
Claudio Cavazza2	3,068,464	26.73%
Sigma-Tau Pharmaceuticals, Inc. 3	3,068,464	26.73%
Christopher J. Schaber 4	458,483	3.97%
Evan Myrianthopoulos 5	204,052	*
Gregg A. Lapointe 6	111,489	*
Robert N. Brey 7	117,501	*
Robert J. Rubin 8	49,202	*
Joseph Warusz 9	26,875	*
Kevin J. Horgan 10	50,000	*
Tamar D. Howson 11	22,163	*
Virgil D. Thompson 12	22,163	*
Keith Brownlie13	15,000	*
Jerry Zeldis 14	15,000	*
All directors and executive officers as a group (11 persons)	1,091,928	9.02%

1
Includes (a) 2,711,392 shares of common stock and warrants to purchase 357,072 shares of common stock exercisable within 60 days of January 31, 2012 held by Sigma-Tau Pharmaceuticals, Inc., (b) 223,685 shares of common stock and warrants to purchase 87,854 shares held by Chaumiere Sarl, and (c) 59,539 shares held by Mr. Paolo Cavazza.  Sigma-Tau Pharmaceuticals, Inc. is a direct wholly-owned subsidiary of Sigma-Tau America S.A., which is a direct wholly-owned subsidiary of Sigma-Tau International S.A., which is a direct wholly-owned subsidiary of Sigma-Tau Finanziaria S.p.A. Mr. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau Finanziaria S.p.A.  Chaumiere Sarl is an indirect wholly owned subsidiary of Aptafin S.p.A., which is owned by Mr. Paolo Cavazza and members of his family.  Accordingly, Mr. Paolo Cavazza may be deemed to beneficially own the shares beneficially owned by Sigma-Tau Pharmaceuticals, Inc. and Chaumiere Sarl.  Mr. Paolo Cavazza’s address is Via Tesserte, 10, Lugano, Switzerland.

2
Includes 2,711,392 shares of common stock and warrants to purchase 357,072 shares of common stock exercisable within 60 days of January 31, 2012 held by Sigma-Tau Pharmaceuticals, Inc.  Sigma-Tau Pharmaceuticals, Inc. is a direct wholly-owned subsidiary of Sigma-Tau America S.A., which is a direct wholly-owned subsidiary of Sigma-Tau International S.A., which is a direct wholly-owned subsidiary of Sigma-Tau Finanziaria S.p.A. Mr. Claudio Cavazza directly and indirectly owns 57% of Sigma-Tau Finanziaria S.p.A.  Accordingly, Mr. Claudio Cavazza may be deemed to beneficially own the shares beneficially owned by Sigma-Tau Pharmaceuticals, Inc.  Mr. Claudio Cavazza’s address is Via Sudafrica, 20, Rome, Italy 00144.  The address of Sigma-Tau Pharmaceuticals, Inc. is c/o Sigma-Tau Pharmaceuticals, Inc., 9841 Washingtonian Boulevard, Suite 500, Gaithersburg, Maryland 20878.

3
Includes 2,280,962 shares of common stock and warrants to purchase 98,814 shares of common stock exercisable within 60 days of March 31, 2012. The amount does not include 77,344 shares of common stock held by Paolo Cavazza, one of the principal owners of Sigma-Tau. The address of Sigma-Tau Pharmaceuticals, Inc. is c/o Sigma-Tau Pharmaceuticals, Inc., 9841 Washingtonian Boulevard, Suite 500, Gaithersburg, Maryland 20878.

4
Includes 40,257 shares of common stock owned by Dr. Schaber, options to purchase 416,250 shares of common stock exercisable within 60 days of January 31, 2011, and warrants to purchase 1,976 shares of common stock exercisable within 60 days of January 31, 2012. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

5
Includes 11,239 shares of common stock owned by Mr. Myrianthopoulos and his wife and options to purchase 192,813 shares of common stock exercisable within 60 days of January 31, 2012. The address of Mr. Myrianthopoulos is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

6
Includes 48,781 shares of common stock, options to purchase 33,440 shares of common stock exercisable within 60 days of January 31, 2012, and warrants to purchase 29,268 shares of common stock exercisable within 60 days of January 31, 2012. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

7
Includes options to purchase 117,501 shares of common stock exercisable within 60 days of January 31, 2012. The address of Dr. Brey is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

8
Includes 12,195 shares of common stock, options to purchase 29,690 shares of common stock exercisable within 60 days of January 31, 2012, and warrants to purchase 7,317 shares of common stock exercisable within 60 days of January 31, 2011. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

9
Includes options to purchase 26,875 shares of common stock owned by Mr. Warusz exercisable within 60 days of January 31, 2012. The address of Mr. Warusz is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

10
Includes options to purchase 50,000 shares of common stock owned by Dr. Horgan exercisable within 60 days of January 31, 2012. The address of Dr. Horgan is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

11
Includes options to purchase 22,163 shares of common stock exercisable within 60 days of January 31, 2012. The address of Ms. Howson is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

12
Includes options to purchase 22,163 shares of common stock exercisable within 60 days of January 31, 2012. The address of Mr. Thompson is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

13
Includes options to purchase 15,000 shares of common stock exercisable within 60 days of January 31, 2012. The address of Mr. Brownlie is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540

14
Includes options to purchase 15,000 shares of common stock exercisable within 60 days of January 31, 2012. The address of Mr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540

*	Indicates less than 1%.
**
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2011 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 11,120,874 shares of common stock outstanding as of January 31, 2011 on a 20-1 post split basis.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. In September 2007, our stockholders approved an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 1,000,000 shares, bringing the total shares reserved for issuance under the plan to 2,000,000 shares. In September 2010, our stockholders approved a second amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 750,000 shares, bringing the total shares reserved for issuance under the plan to 1,750,000 shares. The following table provides information, as of December 31, 2011 as adjusted for the reverse stock split of 1-for-20 effective February 1, 2012, with respect to options outstanding under our 1995 Amended and Restated Omnibus Incentive Plan and our 2005 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders1	1,095,242	$4.41	60,692

Equity compensation plans not approved by security holders	-	-	-
Total	1,095,242	$4.41	60,692

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

Director Independence

The Board of Directors has determined that Keith Brownlie, Tamar Howson, Virgil Thompson, Dr. Robert Rubin and Dr. Jerome Zeldis  are “independent” as such term is defined by the applicable listing standards of Nasdaq. Our Board of Directors based this determination primarily on a review of the responses of the Directors to questionnaires regarding their employment, affiliations and family and other relationships. The board of Directors has also determined that, although Gregg Lapointe is an “independent director” within the meaning of the regulations under the Exchange Act applicable to audit committees, Mr. Lapointe is not an “independent director” under Nasdaq’s rules because he was the Chief Executive Officer of Sigma-Tau, which made a milestone payment of $1 million to us pursuant to our collaboration and supply agreement with Sigma-Tau. Additionally, in July 2011 we received an up-front non-refundable payment of $5 million and granted Sigma-Tau an exclusive license to commercialize orBec®/oral BDP in the European territory.

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2011 by EisnerAmper, LLP (“EisnerAmper,” our principal accountants commencing August 16, 2010),  Amper, Politziner & Mattia, LLP (“Amper,”  were our principal accountants in 2010 through August 16, 2010).

	EisnerAmper 2011	EisnerAmper 2010	Amper 2010
Audit fees	$105,347	$14,280	$82,625
Audit related fees	32,500	1,500	19,795
Tax fees	8,524	-	5,464
Total	$146,371	$15,780	$107,884

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during each of the two years ended December 31, 2011.

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

10.1
Amended and Restated 1995 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 2003). **

10.2
License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

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

10.37	Employment Agreement dated as of May 31, 2011, between Joseph M. Warusz and Soligenix, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 31, 2011).**

10.38
Amendment to the Collaboration and Supply Agreement dated July 26, 2011, between Sigma-Tau Pharmaceuticals, Inc. and Soligenix, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K  filed on July 28, 2011).

10.39
Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and Soligenix, Inc. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

10.40	Lease Agreement dated as of February 7, 2012, between CPP II , LLC and Soligenix, Inc. *

10.41	Separation Agreement dated February 15, 2012, between Evan Myrianthopoulos and Soligenix, Inc. (included in our current report on Form 8-K filed on February 17, 2012).

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
________________
* ** †	Filed herewith. Indicates management contract or compensatory plan. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 27, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive Officer	March 27, 2012
Christopher J. Schaber, PhD	and President (principal executive officer)

/s/ Keith L. Brownlie	Director	March 27, 2012
Keith L. Brownlie, CPA

/s/ Tamar D. Howson	Director	March 27, 2012
Tamar D. Howson

/s/ Gregg A. Lapointe	Director	March 27, 2012
Gregg A. Lapointe, CPA

/s/ Evan Myrianthopoulos	Director	March 27, 2012
Evan Myrianthopoulos

/s/ Robert J. Rubin	Director	March 27, 2012
Robert J. Rubin, MD

/s/ Virgil D. Thompson	Director	March 27, 2012
Virgil D. Thompson

/s/ Jerome Zeldis	Director	March 27, 2012
Jerome Zeldis, MD, PhD

/s/ Joseph M. Warusz	Vice President of Finance, Acting Chief Financial Officer	March 27, 2012
Joseph M. Warusz, CPA	and Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$5,996,668	$7,451,714
Grants receivable	362,473	120,787
Taxes receivable	574,157	251,864
Prepaid expenses	195,762	187,494
Total current assets	7,129,060	8,011,859
Office furniture and equipment, net	15,032	20,699
Intangible assets, net	1,079,566	1,235,989
Total assets	$8,223,658	$9,268,547

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,303,555	$1,674,175
Accrued compensation	129,061	236,581
Total current liabilities	1,432,616	1,910,756
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 250,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized; 11,105,532 shares and 10,813,087 shares issued and outstanding in 2012 and 2011, respectively (1)	11,106	10,813
Additional paid-in capital (1)	124,897,309	123,085,757
Accumulated deficit	(118,117,373)	(115,738,779)
Total shareholders’ equity	6,791,042	7,357,791
Total liabilities and shareholders’ equity	$8,223,658	$9,268,547

(1)	Adjusted to reflect the reverse stock split of 1-for-20 effective February 1, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2011	2010
Revenues:
License revenue	$5,000,000	$-
Grant revenue	2,662,822	1,947,628

Total revenues	7,662,822	1,947,628
Cost of grant revenues	(2,108,228)	(1,638,402)
Gross profit	5,554,594	309,226

Operating expenses:
Research and development	6,272,616	5,986,405
General and administrative	2,242,173	2,201,242
Total operating expenses	8,514,789	8,187,647

Loss from operations	(2,960,195)	(7,878,421)

Other income (expense):
Interest income	7,444	12,074
Interest expense	-	(742)
Other income, principally proceeds from QTDP grant	-	234,700
Total other income	7 ,444	246,032
Net loss before income taxes	(2,952,751)	(7,632,389)
Income tax benefit	574,157	245,810
Net loss	$(2,378,594)	$(7,386,579)
Basic and diluted net loss per share (1)	$(0.22)	$(0.73)
Basic and diluted weighted average common shares outstanding (1)	10,957,676	10,120,324

(1)	Adjusted to reflect the reverse stock split of 1-for-20 effective February 1, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional	Accumulated
	Shares (1)	Par Value (1)	Paid–In Capital (1)	Deficit	Total
Balance, December 31, 2009	9,284,109	9,284	116,517,142	(108,352,200)	8,174,226
Issuance of common stock pursuant to private placements, net of $224,421 in expenses	1,440,068	1,440	5,678,416	-	5,679,856
Fair value of common stock warrants to vendors	-	-	67,052	-	67,052
Issuance of common stock pursuant to Fusion equity line	14,705	15	69,985	-	70,000
Issuance of common stock to vendors	20,161	20	104,818	-	104,838
Issuance of common stock for option and warrant exercises	54,044	54	76,799	-	76,853
Stock-based compensation expense	-	-	571,545	-	571,545
Net loss	-	-	-	(7,386,579)	(7,386,579)
Balance, December 31, 2010	10,813,087	$10,813	$123,085,757	$(115,738,779)	$7,357,791

Issuance of common stock from collaboration agreement	66,890	67	399,933	-	400,000
Issuance of common stock pursuant to Fusion equity line	90,789	91	354,909	-	355,000
Issuance of common stock to vendors	29,297	29	14,971	-	15,000
Issuance of common stock to employee as severance	25,625	26	20,474	-	20,500
Issuance of common stock for option and warrant exercises	79,844	80	253,533	-	253,613
Fair value of common stock warrants to vendors	-	-	11,184	-	11,184
Settlement of broker fees associated with 2010 financing	-	-	40,743	-	40,743
Stock-based compensation expense	-	-	715,805	-	715,805
Net loss	-	-	-	(2,378,594)	(2,378,594)
Balance, December 31, 2011	11,105,532	$11,106	$124,897,309	$(118,117,373)	$6,791,042

(1)	Adjusted to reflect the reverse stock split of 1-for-20 effective February 1, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2011	2010
Operating activities:
Net loss	$(2,378,594)	$(7,386,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	226,027	185,696
Common stock issued for amended license agreement	400,000	-
Common stock issued to former employee	20,500	-
Common stock or warrants issued in exchange for services	26,184	171,890
Stock-based compensation	715,805	571,545
Capitalized patent write-off	88,727	378,501
Change in operating assets and liabilities:
Grants receivable	(241,686)	(97,155)
Taxes receivable	(322,293)	(251,864)
Inventory	-	42,865
Prepaid expenses	(8,268)	(46,181)
Accounts payable	(370,620)	829,318
Accrued compensation	(107,520)	(128,618)
Total adjustments	426,856	1,655,997
Net cash used in operating activities	(1,951,738)	(5,730,582)

Investing activities:
Acquisition of intangible assets	(151,086)	(330,163)
Purchase of office equipment	(1,578)	(6,261)
Net cash used in investing activities	(152,664)	(336,424)

Financing activities:
Net proceeds from sale of common stock	-	5,679,856
Settlement of Broker Fees associated with 2010 Financing	40,743	-
Proceeds from sale of common stock pursuant to equity line	355,000	70,000
Proceeds from exercise of options and warrants	253,613	76,853
Net cash provided by financing activities	649,356	5,826,709

Net decrease in cash and cash equivalents	(1,455,046)	(240,297)
Cash and cash equivalents at beginning of period	7,451,714	7,692,011
Cash and cash equivalents at end of period	$5,996,668	$7,451,714

Supplemental information:

Cash paid for state income taxes	$2,750	$2,853
Shares retired	$-	$43

The accompanying notes are an integral part of these consolidated financial statements

Soligenix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a development stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense. Soligenix’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, while the Company’s collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® and oral BDP in North America and Europe, if approved. On September 15, 2011 the Company’s confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”) was stopped at the recommendation of an independent Data Safety Monitoring Board (“DSMB”). Additionally, we are actively developing oral BDP in other therapeutic indications, such as pediatric Crohn’s disease and radiation enteritis.  Our Vaccines/BioDefense business segment includes RiVaxTM, our ricin toxin vaccine, and SGX204, our anthrax vaccine, and SGX202, our gastrointestinal acute radiation syndrome (“GI ARS”) program. The advanced development of these programs will be supported by our heat stabilization technology under existing and on-going government grant.

The Company generates revenues primarily from the National Institutes of Health (the “NIH”) under two active grants, license fees and from its license milestones once achieved from Sigma-Tau.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability.

Liquidity

As of December 31, 2011, the Company had cash and cash equivalents of $5,996,668 as compared to $7,451,714 as of December 31, 2010, representing a decrease of $1,455,046 or 20%. As of December 31, 2011, the Company had working capital of $5,696,444 as compared to working capital of $6,101,103 as of December 31, 2010, representing a decrease of $404,659 or 7%.  The decrease in working capital was the result of the cash used in operating and investing activities over the period, offset by the proceeds of $5,000,000 received from the Sigma-Tau Agreement in July 2011, as well as option exercise proceeds and proceeds from the sale of stock under the Fusion equity line.  For the year ended December 31, 2011, the Company’s cash used in operating activities was $1,951,738, as compared to $5,730,582 for the same period in 2010, representing a decrease of $3,778,884. This decrease was attributable to the Company’s receipt of $5,000,000 relating to the execution of an expanded license agreement with Sigma-Tau for the European territory offset by expenditures to the conduct of the confirmatory Phase 3 clinical trial of orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”).  Based on the Company’s current rate of cash outflows, cash on hand and  proceeds from its grant programs, and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the second quarter of 2013.

Management’s business plan can be outlined as follows:

•	Initiate a Phase 2A clinical trial of orBec® in pediatric Crohn’s disease;
•	Use RiVaxTM and SGX204 to support development efforts and establish proof of concept with the Company’s proprietary vaccine heat stabilization technology known as ThermoVax™;
•	Apply for and secure further government funding for development of its BioDefense programs, namely RiVax™, SGX204, and SGX202 in GI ARS;
•
Evaluate the effectiveness of orBec®/Oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute radiation enteritis, prevention of acute GVHD, and treatment of chronic GI GVHD;

•	Continue to secure additional government funding for each of its BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
•	Acquire or in-license new clinical-stage compounds for development; and
•	Explore other business development and acquisition strategies.

The Company’s plans with respect to its liquidity management include, but are not limited to,  the following:

•	The Company has instituted a cost reduction plan which has reduced headcount and will continue to reduce costs wherever possible.
•
The Company has approximately $3.8 million in active grant funding still available to support its associated research programs through 2013 and beyond.  The Company plans to submitted additional grant applications for further support of its programs with various funding agencies.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company will pursue Net Operating Losses (“NOLs”) sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $574,157 in proceeds pursuant to NOLs sales in 2011, the Company expects to participate in the program during 2012 and beyond; and

•
The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Reverse Stock Split

On February 1, 2012, the Company completed a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-20, whereby, once effective, every 20 shares of its common stock was exchanged for one share of its common stock.  Its common stock began trading on the OTCBB on a reverse split basis at the market opening on February 2, 2012.  All share and per share data have been restated to reflect this reverse stock split.

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

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for its current products in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from Soligenix’s academic and industrial partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work  associated with filing new patents and perhaps extending the lives of the patents. The Company capitalizes such costs and amortizes intangibles over their expected useful life – generally a period of 11 to 16 years.

The Company capitalized $151,086 and $330,163 in patent related costs during the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the Company incurred an $88,727 patent write off cost due to abandonment of patents related to Azathioprine. During December 31, 2010, the Company incurred $378,501 in a  patent write off cost related to its return of the botulinum toxin vaccine license and abandonment of related patents. These costs are reflected in research and development expense in the consolidated statement of operations.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2011 or 2010, except for the patent write-offs discussed in Note 3.

Fair Value of Financial Instruments

Accounting principles generally accepted in the U.S. require that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s financial instruments, which include grants receivable and current liabilities, are considered to be representative of their respective fair values.

Revenue Recognition

Principally the Company’s revenues are generated from NIH grants and revenues from licensing activities and the achievement of licensing milestones (in prior periods). Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

Licensing and associated milestone revenues are recorded when earned.  On September 15, 2011, as a result of stopping the confirmatory Phase 3 clinical trial as well as no future clinical development or performance obligations associated with the Sigma-Tau Agreement, the Company recognized license revenue of $5,000,000 relating to the execution of an expanded license agreement with Sigma-Tau for the European territory.

Research and Development Costs

Research and development costs are charged to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries stock based compensation, employee benefits, equipment depreciation and allocation of various corporate costs. Purchased in-process research and development expense represents the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition.

Stock-Based Compensation

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed. Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Typically these instruments vest upon issuance and therefore the entire stock compensation expense is recognized upon issuance to the vendors and/or consultants.

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

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities ranging from 123% to 160% and 127% to 129% for 2011 and 2010, respectively;
•	forfeitures at a rate of 12%; and
•	risk-free interest rates of 0.69% and 1.47% to 0.77% to 1.91% in 2011 and 2010, respectively.

The Company estimates these values based on the assumptions that have been historically available. The fair value of each option grant made during 2011 and 2010 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2011 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2011 and 2010. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2011 and 2010. The income tax returns for 2008, 2009 and 2010 are subject to examination by the IRS and other various taxing authorities, generally for three years after they were filed.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, as adjusted for the reverse stock split of 1-for-20 effective February 1, 2012. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented. No options and warrants were included in the 2011 and 2010 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses or options and warrants for which the strike price exceeds the quoted market value at period end.

	For the Year Ended			For the Year Ended
	December 31, 2011			December 31, 2010
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
Basic & Diluted EPS	(2,378,594)	10,957,676	$(0.22)	$(7,386,579)	10,120,324	$(0.73)

Share issuable upon the exercise of options and warrants outstanding at December 31, 2011 and 2010 were   1,544,242 and 1,308,052 shares issuable upon the exercise of options, and 2,701,569 and  2,703,819 shares issuable upon the exercise of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2011 were $3.75 and $4.04 per share, respectively. No options and warrants were included in the 2011 and 2010 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants, stock options and recovery of the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

A milestone should be considered substantive in its entirety. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of ASU 2010-17is a policy election, and certain disclosures are required for each arrangement that includes milestone consideration accounted for in accordance with ASU 2010-17. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

The amendments in ASU 2010-17 were effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and had no impact to the Company upon adoption.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2011
Licenses	8.72	$462,234	$224,708	$237,526
Patents	3.3	1,893,185	1,051,145	842,040
Total	4.4	$2,355,419	$1,275,853	$1,079,566
December 31, 2010
Licenses	9.7	$462,234	$197,469	$264,765
Patents	4.2	1,912,784	941,560	971,224
Total	5.3	$2,375,018	$1,139,029	$1,235,989

Amortization expense was $218,782 and $178,962 in 2011 and 2010, respectively.

During the year ended December 31, 2011, the Company incurred an $88,727 patent write off cost due to abandonment of patents related to Azathioprine. During December 31, 2010, the Company incurred $378,501 in a patent write off cost related to its return of the botulinum toxin vaccine license and abandonment of related patents. These costs are reflected in research and development expense in the consolidated statement of operations.

Based on the balance of licenses and patents at December 31, 2011, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Year	Amortization Expense
2012	$223,200
2013	$223,200
2014	$223,200
2015	$223,200
2016	$223,200

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits other than within that period.

Note 4. Income Taxes

Deferred tax assets consisted of the following as of December 31:

	2011	2010
Net operating loss carry forwards	$26,001,000	$26,294,000
Orphan drug and research and development credit carry forwards	2,818,000	3,462,000
Other	1,615,000	1,796,000
Total	30,434,000	31,552,000
Valuation allowance	(30,434,000)	(31,552,000)
Net deferred tax assets	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards (“NOLs”) of approximately $75,900,000 for federal tax purposes and approximately $2,350,000 of New Jersey net operating loss carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which are currently expiring each year until 2030. In addition, the Company had $2,818,000 of various tax credits that start expiring from 2012 to 2031. The Company may be able to utilize their NOLs to reduce future federal and state income tax liabilities.  However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382.  IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams.  Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

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

The net change in the valuation allowance for the year ended December 31, 2011 and December 31, 2010 was a decrease of approximately $1,115,000 and increase of $1,652,000, respectively, resulting primarily from net operating losses expiring and generated. As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against a net deferred tax asset.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2011 and 2010 was as follows:

	2011		2010
Income tax loss at federal statutory rate	(34.00	) %	(34.00	) %
State tax benefits, plus sale of NJ NOLs, net of federal benefit	(6.00)		(6.50)
Subtotal	(40.00)		(40.50)
Valuation allowance	20.56		37.28
Provision for income taxes (benefit)	(19.44	) %	(3.22	) %

The Company follows FASB ASC 740-10, Uncertainty in Income Taxes.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not expect that there will be any amounts of unrecognized tax benefits in the next 12 months. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption did not have an effect on the consolidated financial statements.

In November 2010, the Company received $234,700 of cash proceeds, net of transaction costs, from grants in response to an application submitted for qualified investments in qualifying therapeutic discovery projects under Section 48D of the Internal Revenue Code, which is included in Other Income (Expense) for the year ended December 31, 2010.

During the year ended December 31, 2011 and 2010, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards to other New Jersey-based corporate taxpayers based in New Jersey, the Company sold New Jersey net operating loss carryforwards, resulting in the recognition of $574,157 and $245,810 of income tax benefit, net of transaction costs, respectively. There can be no assurance as to the continuation or magnitude of this program in future.

Note 5. Shareholders’ Equity

Preferred Stock

The Company has 250,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2011:

•
In sixteen separate transactions during 2011, the Company issued an aggregate of 90,789 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregate of $355,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

•	As a result of stock option exercises, 79,844 shares were issued during 2011. The Company received an aggregate of $253,613 in proceeds from these exercises.
•
As a result of granting Sigma-Tau an exclusive license to commercialize orBec® in the European territory, the Company amended the license agreement with Dr. George McDonald and issued 66,890 shares of Company stock in lieu of $400,000 cash obligation. Stock price used for share calculation was $5.98, closing price at July 29, 2011.

•	In December 2011, the Company issued 25,625 shares of common stock as part of an employee’s severance from the Company.
•	In December 2011, the Company issued 29,297 shares of common stock as part of consideration for services performed.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2010:

•
In five separate transactions during 2010, the Company issued an aggregate of 14,705 shares of common stock under its existing Fusion Capital equity facility. The Company received an aggregate of $70,000 in proceeds which approximated the shares’ fair market value on the date of issuance.

•
In January 2010, the Company issued 20,161 shares of common stock pursuant to the $400,000 ($300,000 of which was issued in 2009) common stock equity investment agreement with its Phase 3 electronic data capture partner, Numoda Corporation (“Numoda”). These shares were priced at the then current 5-day average market price of $5.00 per share. The Company recognized $104,838 of research and development expense during the year ended December 31, 2010 as a result of this transaction.

•
On June 15, 2010, the Company entered into a Securities Purchase Agreement totaling $5,904,277 (before expenses of the offering) with accredited investors, including members of the Company’s Board of Directors and Sigma-Tau. Pursuant to the Purchase Agreement, on June 18, 2010, the Company completed the private placement to the investors of 1,440,068 shares of the Company’s common stock and warrants to purchase up to 864,040 shares of the Company’s common stock. The warrants are exercisable at a price of $5.60 per share for a period of five years commencing on June 18, 2010. The expiration date of the warrants is subject to acceleration if the closing sales price of the Company’s common stock attains certain per share values. The Company paid an aggregate placement agent/finder's fee to three different entities of $162,977 in cash and issued warrants to purchase 47,067 shares of common stock having the same terms as the warrants issued to the investors in the private placement. Net proceeds to the Company of the offering were $5,679,856.

•	As a result of stock option and warrant exercises during 2010, 54,044 shares were issued for total proceeds of $76,853 to the Company.

Warrants

During 2011, the Company issued warrants to purchase 4,750 shares of common stock to consultants in exchange for their services. During 2010, in addition to warrants issued above in the June private placement, the Company issued warrants to purchase 27,000 shares of common stock to consultants in exchange for their services. Expense charges of $11,184 and $67,052 were recorded during the years ended December 31, 2011 and 2010, respectively, as a result of these issuances which represented the estimated fair value of the services provided.

Equity Line

In February 2008, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”). The Fusion Capital equity facility allows the Company to require Fusion Capital to purchase between $80,000 and $1.0 million of the Company’s common stock every two business days, up to an aggregate of $8.0 million over approximately a 25-month period depending on certain conditions, including the quoted market price of the Company’s common stock on such date. As part of the agreement, the Company issued Fusion Capital 63,750 shares of common stock as a commitment fee. In connection with the execution of the common stock purchase agreement, Fusion Capital made an initial purchase of 138,889 common shares and received a four year warrant to purchase 69,445 shares of common stock for $4.40 per share, representing an aggregate price of $500,000. The Company issued an additional 3,750 shares of common stock as a commitment fee in connection with this $500,000 purchase.

If the Company’s stock price exceeds $3.00, then the amount required to be purchased may be increased under certain conditions as the price of the Company’s common stock increases. The Company cannot require Fusion Capital to purchase any shares of the Company’s common stock on any trading days that the market price of the Company’s common stock is less than $2.00 per share. Furthermore, for each additional purchase by Fusion, additional commitment shares in commensurate amounts up to a total of 63,750 shares will be issued based upon the relative proportion of purchases compared to the total commitment maximum of 925,000 shares. The total issuance of common stock related to commitment shares for 2008 was 68,456 shares, which were issued to Fusion Capital and consisted of 63,750 shares as a commitment fee, 3,750 shares as a commitment fee for the $500,000 invested, and 957 shares for the commitment fee shares on the equity line draws totaling $127,500.

During the year ended December 31, 2011 and 2010, the Company issued 90,789 and 14,705 shares of common stock, respectively, under the Fusion Capital equity facility. In connection with these issuances the Company received $355,000 and $70,000, respectively, in proceeds which approximated the shares’ fair market value on the dates of issuance.

The Fusion equity line expired in October 2011.

Note 6. Stock Option Plans and Warrants to Purchase Common Stock

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

In addition, under the 2005 Plan, the Board may elect to pay certain consultants, directors, and employees in common stock. The 2005 Plan was amended in September 2007 to increase the number of options available under the plan to 1,000,000 and again in 2010 to increase the number of shares under the plan to 1,750,000.

The table below only accounts for transactions occurring as part of the amended 2005 Equity Incentive Plan.

	December 31,
	2011	2010
Shares available for grant at beginning of year	396,223	22,742
Increase in shares available for the plan	-	750,000
Options granted	(523,344)	(439,625)
Options forfeited or expired	187,813	63,106

Shares available for grant at end of year	60,692	396,223

The total option activity for the 1995 plan and the amended 2005 plan for the years ended December 31, 2011 and 2010 was as follows:

	Options	Weighted Average Options Exercise Price
Balance at December 31, 2009	965,581	4.78
Granted	439,625	4.55
Exercised	(34,044)	1.38
Forfeited	(63,106)	3.90
Balance at December 31, 2010	1,308,056	$4.84
Granted	523,344	1.68
Exercised	(79,844)	3.18
Forfeited	(207,314)	1.88
Balance at December 31, 2011	1,544,242	$3.75

The Company awarded 523,344 and 439,625 stock options to new employees and new and existing Board members during in 2011 and 2010, respectively. Of the 2011 grants, 352,500 stock options were issued to employees on December 1, 2011 under the 2005 Equity Incentive Plan. Expense of $715,805 was recorded for the year ended December 31, 2011, which represent fair value of the options.

The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2011 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.64-$2.20	8.6	638,300	373,925
$2.80-$4.10	8.7	263,657	182,922
$4.64-$8.60	6.8	483,531	379,641
$9.40-$11.60	4.8	150,000	150,000
$14.80-$25.60	1.7	8,754	8,754
Total	7.7	1,544,242	1,095,242

The Company’s share-based compensation for the years ended December 31, 2011 and 2010 was $715,805 and $571,545, respectively. At December 31, 2011, the total compensation cost for stock options not yet recognized was approximately $781,365 and will be expensed over the next three years.

Warrants to Purchase Common stock

Warrant activity for the years ended December 31, 2011 and 2010 was as follows:

	Warrants	Weighted Average Warrant Exercise Price
Balance at December 31, 2009	2,123,644	$4.81
Granted	950,014	5.59
Exercised	(20,000)	1.50
Expired	(349,839)	19.85
Balance at December 31, 2010	2,703,819	$4.40
Granted	4,750	3.85
Exercised	-	-
Expired	(7,000)	0.66
Balance at December 31, 2011	2,701,569	$4.40

During 2011, the Company issued warrants to purchase 4,750 shares of common stock, with exercise prices ranging from $3.80 to $3.96, to consultants in exchange for their services. Expense charges of $11,184 were recorded to reflect these issuances.

The weighted-average exercise price, by price range, for outstanding warrants at December 31, 2010 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
$2.00-$2.20	2.1	52,500	52,500
$2.80-$2.80	2.1	1,095,702	1,095,702
$3.80-$4.40	0.4	111,972	111,972
$5.00-$6.20	3.2	1,413,389	1,413,389
$11.80-$11.80	0.1	28,005	28,005
Total	2.6	2,701,568	2,701,568

During 2012, warrants to purchase approximately 138,228 shares of the Company’s common stock will expire.

Note 7. Concentrations

At December 31, 2011 and 2010, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC. The excess amounts at December 31, 2011 and 2010 were $4,996,668 and $6,451,714, respectively.

Note 8. Commitments and Contingencies

The Company has commitments of approximately $80,000 as of December 31, 2011 in connection with an agreement with Numoda Corporation for electronic data capture in connection with its confirmatory Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD that began in September 2009 and was stopped for futility in September 2011.  Additionally, there are several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On April 1, 2009, the Company entered into a sub-lease agreement through March 31, 2012 for office space in Princeton, New Jersey. The Company was required to provide 4 months of rent as a security deposit. The rent for the first 18 months was approximately $7,500 per month, or $17.00 per square foot. This rent increased to approximately $7,650 per month, or $17.50 per square foot, for the remaining 18 months. The Company records rent on a straight line basis.  On February 7, 2012, the Company entered into a lease agreement through March 31, 2015 for existing office space. The rent for the first 12 months is approximately $8,000 per month, or approximately $18.25 per square foot.  This rent increases to approximately $8,310 per month, or approximately $19.00 per square foot, for the remaining 24 months.

In February 2007, the Company’s  Board of Directors authorized the issuance of the following number of shares to each of Dr. Schaber and Dr. Brey immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party: 50,000 common shares to Dr. Schaber and 10,000 common shares to Dr. Brey. The amended agreement with Dr. Schaber includes its obligation to issue such shares if such event occurs.
Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment. On February 15, 2012, Mr. Myrianthopoulos’ employment agreement was terminated. However, he continues to server the Company as a member of the Board of Directors.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Severance	Total
2012	$235,000	$100,621	$154,362	$489,983
2013	75,000	104,559	-	179,559
2014	75,000	101,198	-	176,198
2015	75,000	24,938	-	99,938
2016	75,000	-	-	75,000
Total	$535,000	$331,316	$154,362	$1,020,678

Note 9. Operating Segments

The Company maintains two active operating segments:  BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Year Ended December 31,
	2011	2010
Revenues
Vaccines/BioDefense	$2,010,234	$1,441,228
BioTherapeutics 1	5,652,588	506,400
Total	$7,662,822	$1,947,628

Loss from Operations
Vaccines/BioDefense	$(154,395)	$(1,204,824)
BioTherapeutics	(1,278,156)	(5,018,090)
Corporate	(1,527,644)	(1,655,507)
Total	$(2,960,195)	$(7,878,421)

Amortization and Depreciation Expense
Vaccines/BioDefense	$42,640	$36,843
BioTherapeutics	181,213	146,832
Corporate	2,174	2,021
Total	$226,027	$185,696

Interest Income
Corporate	$7,444	$12,074

Stock-Based Compensation
Vaccines/BioDefense	$78,622	$106,842
BioTherapeutics	426,666	195,252
Corporate	210,517	269,451
Total	$715,805	$571,545

	As of December 31,
	2011	2010

Identifiable Assets
Vaccines/BioDefense	$689,266	$480,995
BioTherapeutics	753,767	927,973
Corporate	6,780,625	7,859,579
Total	$8,223,658	$9,268,547

1	BioTherapeutics revenues for 2011 include the receipt of a $5 million licensing fee from Sigma-Tau in July 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Soligenix, Inc.,

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2011. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soligenix, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey
March 26, 2012