Form 10-Q
period 2012-03-31
SOLIGENIX, INC.
filed 2012-05-14
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

As of May 10, 2012, 11,122,199 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	March 31, 2012	December 31, 2011

Assets Current assets:
Cash and cash equivalents	$5,321,133	$5,996,668
Grants receivable	324,404	362,473
Taxes receivable	-	574,157
Prepaid expenses	144,037	195,762
Total current assets	5,789,574	7,129,060

Office furniture and equipment, net	13,342	15,032
Intangible assets, net	1,023,912	1,079,566
Total assets	$6,826,828	$8,223,658

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,230,556	$1,303,555
Accrued compensation	116,371	129,061
Total current liabilities	1,346,927	1,432,616
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 250,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 20,000,000 shares authorized; 11,122,199 shares and 11,105,532 shares issued and outstanding in 2012 and 2011, respectively	11,123	11,106
Additional paid-in capital	125,024,906	124,897,309
Accumulated deficit	(119,556,128)	(118,117,373)
Total shareholders’ equity	5,479,901	6,791,042
Total liabilities and shareholders’ equity	$6,826,828	$8,223,658

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues, from grants	$647,418	$808,005
Cost of revenues	(556,571)	(554,037)
Gross profit	90,847	253,968

Operating expenses:
Research and development	876,794	1,372,804
General and administrative	655,043	604,010

Total operating expenses	1,531,837	1,976,814

Loss from operations	(1,440,990)	(1,722,846)

Other income:
Interest income	2,235	2,435

Net loss	(1,438,755)	(1,720,411)

Basic and diluted net loss per share	$(0.13)	$(0.16)

Basic and diluted weighted average common shares outstanding	11,119,269	10,842,277

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2012
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2011	11,105,532	$11,106	$124,897,309	$(118,117,373)	$6,791,042
Issuance of restricted common stock to employee	16,667	17	9,983	-	10,000
Stock-based compensation expense	-	-	117,614	-	117,614
Net loss	-	-	-	(1,438,755)	(1,438,755)
Balance, March 31, 2012	11,122,199	$11,123	$125,024,906	$(119,556,128)	$5,479,901

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2012	2011
Operating activities:
Net loss	$(1,438,755)	$(1,720,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	57,344	51,427
Restricted stock issued to employee	10,000	2,686
Stock-based compensation	117,614	156,767
Change in operating assets and liabilities:
Grants receivable	38,068	(48,139)
Taxes receivable	574,157	247,542
Prepaid expenses	51,726	92,772
Accounts payable	(72,999)	(255,879
Accrued compensation	(12,690)	(202,312)
Total adjustments	763,220	44,864
Net cash used in operating activities	(675,535)	(1,675,547)

Investing activities:

Acquisition of intangible assets	-	(26,656)
Net cash used in investing activities	-	(26,656)

Financing activities:
Proceeds from sale of common stock pursuant to equity line	-	130,000
Proceeds from exercise of options and warrants	-	68,750
Net cash provided by financing activities		198,750

Net decrease in cash and cash equivalents	(675,535)	(1,503,453)
Cash and cash equivalents at beginning of period	5,996,668	7,451,714
Cash and cash equivalents at end of period	$5,321,133	$5,948,261

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company,” “we” or “us”) is a development-stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense. Soligenix’s BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, while the Company’s collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® and oral BDP in North America and Europe, if approved.  On September 15, 2011, the Company’s confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”) was stopped at the recommendation of an independent Data Safety Monitoring Board (“DSMB”). Preliminary findings indicate that there are no significant differences between the orBec® group and placebo group for the primary endpoint, as well as for the pre-specified secondary endpoints. Given the outcome of the Phase 3 study, the Company will be terminating the development of orBec® for the treatment of acute GI GVHD.

Additionally, the Company is actively developing oral BDP in other therapeutic indications, such as pediatric Crohn’s disease and acute radiation enteritis. Soligenix’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine, and VeloThrax™, its anthrax vaccine, and OrbeShield™, its gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic. The advanced development of the vaccine programs will be supported by the heat stabilization technology, known as ThermoVax™, under existing and on-going government grant funding.

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

Liquidity

As of March 31, 2012, the Company had cash and cash equivalents of $5,321,133 as compared to $5,996,668 as of December 31, 2011, representing a decrease of $675,535 or 11%. As of March 31, 2012, the Company had working capital of $4,442,647 as compared to working capital of $5,696,444 as of December 31, 2011, representing a decrease of $1,253,797 or 22%. The decrease in cash and working capital was the result of the cash used in operating activities. For the three months ended March 31, 2012, the Company’s cash used in operating activities was $675,535 as compared to $1,675,547 for the same period in 2011, representing a decrease of $1,000,012, or 60%. The decrease is primarily related to the termination of the Company’s pivotal phase 3 trial, orBec®, for the treatment of acute GI GVHD.

Management’s business plan can be outlined as follows:

•	Initiate a Phase 2A clinical trial of orBec® in pediatric Crohn’s disease;
•
Use RiVax™ and VeloThrax™ to support development efforts with its proprietary vaccine heat stabilization technology, ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

•	Apply for and secure further government funding for development of its BioDefense programs, namely RiVax™, VeloThrax™, and OrbeShield™ in GI ARS;
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

Based on the Company’s current rate of cash outflows, cash on hand, , proceeds from its grant-funded programs, reductions in headcount and expected and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the second quarter of 2013.

The Company’s plans with respect to its liquidity management include the following:

•	The Company has instituted a cost reduction plan which has reduced headcount and will continue to reduce costs wherever possible.
•
The Company has approximately $3.8 million in active grant funding still available to support its associated research programs into 2014. The Company plans to submit additional grant applications for further support of its programs with various funding agencies.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company will pursue sale of Net Operating Losses (“NOLs”) in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $574,157 in proceeds pursuant to NOL sales in 2011, the Company expects to participate in the expanded program during 2012 and beyond; and

•
The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not incur any capitalized patent related costs during the quarter ended March 31, 2012; the Company capitalized $26,656 in patent related costs during the quarter ended March 31, 2011.

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

Revenue Recognition

Principally all of the Company’s revenues are generated from NIH grants and revenues from licensing activities and the achievement of licensing milestones (in prior periods). Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

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

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatility of 123% for 2011
•	forfeitures at a rate of 12%; and
•	risk-free interest rate of 1.47% in 2011.

The Company did not issue any options for the quarter ending March 31, 2012.

The Company estimates these values based on the assumptions that have been historically available. The fair value of each options granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2012 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2012 and 2011. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2012 and 2011. The income tax returns for 2008, 2009 and 2010 are subject to examination by the IRS and other various taxing authorities, generally for three years after they were filed.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period as adjusted for the 1-for-20 reverse stock split effective February 1, 2012. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented. No options or warrants were included in the 2012 and 2011 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses or options and warrants for which the strike price exceeds the quoted market value at period end.

	Three Months Ended March 31,
	2012			2011
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	(1,438,755)	11,119,269	$(0.13)	$(1,720,411)	10,842,277	$(0.16)

Shares issuable upon the exercise of options and warrants outstanding at March 31, 2012 and 2011 were 1,496,898 and 1,331,802 and 2,576,341 and 2,704,569 shares, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2012 was $3.72 and $4.32 per share, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2011 was $4.80 and $4.40 per share, respectively. No options or warrants were included in the 2012 and 2011 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2012
Licenses	8.47	462,234	231,499	230,735
Patents	3.2	1,893,185	1,100,008	793,177
Total	4.2	2,355,419	1,331,507	1,023,912
December 31, 2011
Licenses	8.72	$462,234	$224,708	$237,526
Patents	3.3	1,893,185	1,051,145	842,040
Total	4.4	$2,355,419	$1,275,853	$1,079,566

Amortization expense was $55,654 and $49,637 for the three months ended March 31, 2012 and 2011, respectively.

Based on the balance of licenses and patents at March 31, 2012, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2012	$222,800
2013	$222,800
2014	$222,800
2015	$222,800
2016	$132,700

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits other than within that period.

Note 4. Income Taxes

At March 31, 2012, the Company had NOLs of approximately $76,000,000 for federal tax purposes and approximately $19,000,000 of New Jersey NOL carry forwards remaining after the sale of unused NOL carry forwards, portions of which are currently expiring each year until 2031. In addition, the Company had $3,462,000 of various tax credits that started expiring in December 2011 and will continue to expire through December 2030. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to Federal income tax assessment for years before 2008 and 2007 for New Jersey income tax assessment. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination by the Internal Revenue Service and state authorities for purposes of determining the amount of net operating loss carryforward that can be used to reduce taxable income.

The Company has no tax provision for the three month periods ended March 31, 2012 and 2011 due to losses and full valuation allowances against net deferred tax assets.

Note 5. Shareholders’ Equity

Preferred Stock

The Company has 250,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended March 31, 2012:

The Company issued 16,667 shares of restricted common stock to an employee as part of the 2011 annual bonus paid in January 2012.  An expense of $10,000 was reflected in the Company’s financial statements for the period ended December, 31, 2011.

Note 6. Commitments and Contingencies

The Company has commitments of approximately $405,000 as of March 31, 2012 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In February 2007, the Company’s Board of Directors authorized the issuance of the following number of shares to each of Dr. Schaber and Dr. Brey immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by the its Board of Directors whereby, directly or indirectly, a majority of the its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party: 50,000 common shares to Dr. Schaber and 10,000 common shares to Dr. Brey. The amended agreement with Dr. Schaber includes its obligation to issue such shares if such event occurs.

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment. On February 15, 2012, Mr. Myrianthopoulos’ employment agreement was terminated. However, he continues to serve the Company as a member of the Board of Directors.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Severance	Total
2012	$105,000	$76,203	$110,425	$291,628
2013	75,000	104,559	-	179,559
2014	75,000	101,198	-	176,198
2015	75,000	24,938	-	99,938
2016	75,000	-	-	75,000
Total	$405,000	$306,898	$110,425	$822,323

Note 7. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2012	2011
Revenues, Principally from Grants
Vaccines/BioDefense	$597,605	$536,586
BioTherapeutics	49,813	271,419
Total	$647,418	$808,005

Income (Loss) from Operations
Vaccines/BioDefense	$(128,366)	$67,478
BioTherapeutics	(726,042)	(1,381,328)
Corporate	(586,582)	(408,996)
Total	$(1,440,990)	$(1,722,846)

Amortization and Depreciation Expense
Vaccines/BioDefense	$27,997	$9,689
BioTherapeutics	28,840	41,200
Corporate	507	538
Total	$57,344	$51,427

Interest Income, Net
Corporate	$2,235	$2,435

Stock-Based Compensation
Vaccines/BioDefense	$2,130	$18,416
BioTherapeutics	56,240	98,253
Corporate	59,064	40,098
Total	$117,614	$156,767

Identifiable Assets
Vaccines/BioDefense	$641,729	$525,946
BioTherapeutics	706,399	886,602
Corporate	5,478,700	6,035,599
Total	$6,826,828	$7,448,147

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes including Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2011. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expression, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the SEC or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview

Soligenix, Inc. was incorporated in Delaware in 1987. We are a development stage biopharmaceutical company focused on developing products to treat the life-threatening side effects of cancer treatment and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense. Our BioTherapeutics business segment intends to develop orBec® (oral beclomethasone dipropionate, or oral BDP) and other biotherapeutic products, while our collaboration partner, Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”) will commercialize orBec® and oral BDP in North America and Europe if approved. On September 15, 2011 the Company’s confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”) was stopped at the recommendation of an independent Data Safety Monitoring Board (“DSMB”). Preliminary findings indicate that there are no significant differences between the orBec® group and placebo group for the primary endpoint, as well as for the pre-specified secondary endpoints. Given the outcome of the Phase 3 study, we will be terminating the development of orBec® for the treatment of acute GI GVHD.

Additionally, we are actively developing oral BDP in other therapeutic indications, such as pediatric Crohn’s disease and radiation enteritis. Our Vaccines/BioDefense business segment includes RiVax™, our ricin toxin vaccine, and VeloThraxTM, our anthrax vaccine, and OrbeShieldTM, our gastrointestinal acute radiation syndrome (“GI ARS”) program. The advanced development of the vaccine programs will be supported by our heat stabilization technology under existing and ongoing government grant funding.

Our business plan can be outlined as follows:

•	Initiate a Phase 2 clinical trial of oral BDP known as SGX203 in pediatric Crohn’s disease;
•
Use RiVax™ and VeloThrax™ to support development efforts with our proprietary vaccine heat stabilization technology known as ThermoVax™ to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

•	Apply for and secure further government funding for development of our BioDefense programs, namely RiVax™, VeloThrax™, and OrbeShield™ in GI ARS;
•
Evaluate the effectiveness of orBec®/Oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute radiation enteritis, prevention of acute GVHD, and treatment of chronic GI GVHD;

•	Continue to secure additional government funding for each of our BioTherapeutics program through grants, contracts and/or procurements;
•	Acquire or in-license new clinical-stage compounds for development; and
•	Explore other business development and acquisition strategies.

Our principal offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
orBec®	Treatment of Acute GI GVHD	Pivotal Phase 3 trial terminated; Preliminary analysis complete

orBec®	Prevention of Acute GVHD	Phase 2 trial completed

orBec®	Treatment of Chronic GI GVHD	Potential Phase 2 trial under review

SGX201	Acute Radiation Enteritis	Phase 1/2 trial complete; safety and preliminary efficacy demonstrated

SGX203	Pediatric Crohn’s disease	Phase 2 clinical program planned

LPM™ Leuprolide	Endometriosis and Prostate Cancer	Pre-clinical

Vaccine Thermostability Platform

Soligenix Product	Indication	Stage of Development
ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products

Soligenix Product	Indication	Stage of Development
RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial enrollment complete; complete results expected in 2012

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical

OrbeShield™	Therapeutic against GI ARS	Initial pre-clinical study complete; successful protection of dogs

BioTherapeutics Overview

orBec® and Oral BDP

orBec® represents a first-of-its-kind oral, locally acting therapy tailored to treat the gastrointestinal manifestation of acute GI GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressive drugs to treat acute GI GVHD. The active ingredient in orBec® is beclomethasone dipropionate (“BDP”), a highly potent, topically active corticosteroid that has a local effect on inflamed tissue. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. orBec® is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract.

Based on data from the prior Phase 3 study of orBec®, the recent confirmatory Phase 3 study was a highly powered, double-blind, randomized, placebo-controlled, multi-center trial that enrolled 140 patients. This trial has been supported in part by a $1.2 million FDA Orphan Products grant awarded to Soligenix. The primary endpoint is the treatment failure rate at Study Day 80. On September 15, 2011, the Company’s confirmatory Phase 3 clinical trial for orBec® in the treatment of acute gastrointestinal Graft-versus-Host disease (“GI GVHD”) was stopped at the recommendation of an independent Data Safety Monitoring Board (“DSMB”). Preliminary findings indicate that there are no significant differences between the orBec® group and placebo group for the primary endpoint, as well as for the pre-specified secondary endpoints. Given the outcome of the Phase 3 study, the Company will be terminating the development of orBec® for the treatment of acute GI GVHD.

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

Future Potential Indications of orBec® and Oral BDP

Based on its pharmacological characteristics, orBec®/oral BDP may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following HCT, as well as GVHD which also occurs following organ allograft transplantation. We also have an issued U.S. patent 7,704,985 claiming the use of oral BDP to treat IBS, a painful gastrointestinal condition that affects approximately 15% of the population in the industrialized world. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract and European patent EP 1830857 claiming oral BDP in conjunction with a short duration of high-dose prednisone with a rapid taper for the reduction of mortality associated with GVHD and leukemia. We recently completed a Phase 2 trial of orBec® in the prevention of acute GVHD and announced preliminary results from this study. We are planning for a Phase 2 clinical trial in the treatment of chronic GI GVHD, pending further grant funding. We are exploring the possibility of testing oral BDP (the active ingredient in orBec®) for local inflammation associated with pediatric Crohn’s Disease, Ulcerative Colitis, among other indications.

SGX201 - Oral BDP for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. We recently completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer who are scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute (“NCI”) Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year Small Business Innovation Research (“SBIR”) grant awarded by the NIH. These data are currently under review with our Radiation Enteritis medical advisory board to determine potential next steps forward with the clinical development program.

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

The use of orBec® also resulted in fewer cases of more severe acute GVHD grades IIb-IV (21% vs. 33% of patients receiving placebo), although this difference was not statistically significant. This result has the potential to be clinically relevant because GVHD grades IIb-IV are associated with more severe disease involving the skin and liver as well as being associated with poorer outcomes, including mortality rates that approach 100% in the grade IV patient population. The outcome of this study was published online in Biology of Blood and Marrow Transplantation (Martin et al., 2011, ASBMT:1-8).

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

ThermoVax™ - Thermostability Technology

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

Initial proof-of-concept preclinical studies with ThermoVax™ indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with Soligenix’s aluminum-adjuvanted ricin toxin vaccine, RiVax™, made under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the ricin A chain, the immunogenic compound of the vaccine. When RiVax™ was kept at 40 degrees C for over one month, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. Confirmatory results have extended the stability to more than three months when the vaccine is kept at 40 degrees C.  In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C.

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

VeloThrax™ – Anthrax Vaccine

VeloThrax™ is Soligenix’s newly acquired proprietary vaccine based on a recombinant Protective Antigen (rPA) derivative intended for use against anthrax. Soligenix has entered into an exclusive license option with Harvard College to license VeloThrax™ (also known as DNI for dominant negative inhibitor). VeloThrax™ is a translocation-deficient mutant of PA with double mutations of K397D and D425K that impede the conformational changes necessary for endosomal membrane translocation into the cell cytoplasm. In the absence of that PA translocation step, anthrax toxin trafficking and function cease. VeloThrax™ is also considered a more immunogenic candidate than native rPA. This apparent increase in immunogenicity suggests that the DNI rPA is processed and presented to the immune system more efficiently by cellular antigen processing pathways, which is consistent with known properties of the molecule.

DNI versions of rPA such as VeloThrax™ are also capable of inducing antibodies that neutralize the activity of the anthrax toxin complex. Unlike fully-functional rPA, VeloThrax™ might be given to a patient post-exposure without risk of enhancing intoxication during an infection, although clinical tests involving intravenous administration of potentially therapeutic levels of DNI rPA resulted in serious adverse events and so further development of this product as a therapeutic biological for blocking the effects of infection by B. anthracis was discontinued. Soligenix intends to test VeloThrax™ at a 1,000 fold lower dose than previously tested for an intramuscular or intradermal vaccine.

Initial development work on VeloThrax™ has begun and will be conducted pursuant to Soligenix’s $9.4 million NIAID grant enabling development of thermo-stable ricin and anthrax vaccines. VeloThrax™’s greater immunogenicity could lead to a vaccine that can be administered in the fewest possible doses to induce the highest level of toxin neutralizing antibodies. Utilizing ThermoVax™, Soligenix believes that it will be able to develop VeloThrax™ into a vaccine with an improved stability profile, an issue that has proven challenging in the development of other anthrax vaccines. Extended stability at ambient temperatures would be a significant improvement for stockpiled vaccines and one which is not expected from conventional vaccines. Further, a large-scale, cGMP production methodology has already been completed. Assuming long-term stability can be met; VeloThrax™ could be stockpiled for general prophylactic as well as a post exposure use.

The overall objective of the VeloThrax™ program is to rapidly and efficiently develop a next generation anthrax vaccine which combines a well established, safe and relatively low risk vaccine development and dosing approach with targeted, proven innovative strategies. VeloThrax™ will potentially be a combination of a stable, readily manufactured mutant rPA subunit antigen with next generation, clinically compatible adjuvants from Infectious Disease Research Institute (IDRI) which have been demonstrated to enhance potency and reduce the time and number of vaccine doses required to achieve protective titer using a variety of vaccine antigens. This blend of proven yet innovative technologies will provide the Public Health Emergency Medical Countermeasures Enterprise (PHEMCE) and the Department of Defense (DoD) with a safe and stable alternative to the existing licensed anthrax vaccine product. Soligenix also proposes to adapt newly developed glassification technology (initially developed under an ongoing NIAID grant to stabilize exceptionally unstable ricin toxin/adjuvant formulations) to enable a thermostable, dried, single vial, pre-formulated adjuvanted rPA vaccine which is suitable for both long term storage and field use without typical cold chain constraints.

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

RiVax™ - Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine developed to protect against exposure to ricin toxin, and is the first ricin. With RiVax™, Soligenix is a world leader in ricin toxin vaccine research. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. One Phase 1 human clinical trial was completed, and a second trial is currently being conducted. The development of RiVax™ has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to Soligenix and to the University of Texas Southwestern Medical Center (“UTSW”) where the vaccine originated. The second clinical trial is being supported by a grant from the FDA's Office of Orphan Products to UTSW. Soligenix and UTSW have collectively received approximately $15 million in grant funding from the NIH for RiVax™. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies anticipated to protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of the study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, PNAS, 105:2268-2273). The second trial, sponsored by UTSW, is currently evaluating a more potent formulation of RiVax™ that contains a conventional adjuvant (salts of aluminum), anticipated to result in higher antibody titers of longer duration in human subjects. This trial is expected to complete in the 2H 2012. Soligenix has adapted the original manufacturing process for the immunogen contained in RiVax™ for large scale manufacturing and is further establishing correlates of the human immune response in non-human primates.

RiVax™ is the subject of three issued U.S. patent numbers 6,566,500, 6,960,652, and 7,829,668, all entitled "Compositions and methods for modifying toxic effects of proteinaceous compounds." This patent family includes composition of matter claims for the modified ricin toxin A chain which is the immunogen contained in RiVax™, and issued in 2003, 2005 and 2010 respectively. The initial filing date of these patents is March 2000 and they are expected to expire in March 2020. The issued patents contain claims that describe alteration of sequences within the ricin A chain that affect vascular leak, one of the deadly toxicities caused by ricin toxin. Another U.S. patent number 7,175,848 entitled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin,” was filed in October of 2000 and is expected to expire in October 2020. RiVax™ has also been granted Orphan Drug Designation by the FDA for the prevention of ricin intoxication.

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

OrbeShield™ – Oral BDP for Gastrointestinal Acute Radiation Syndrome (GI ARS)

OrbeShield™ (an oral immediate and delayed release formulation of the topically active corticosteroid beclomethasone dipropionate (BDP) is being developed for the treatment of GI ARS. Corticosteroids are the best understood and most widely used class of anti-inflammatory drugs. BDP is a corticosteroid with predominantly topical activity that is approved for use in asthma, psoriasis and allergic rhinitis.

OrbeShield™ has demonstrated positive preclinical results in a canine GI ARS model which indicate that dogs treated with OrbeShield™ demonstrated statistically significant (p=0.04) improvement in survival with dosing at either 2 hours or 24 hours after exposure to lethal doses of total body irradiation (TBI) when compared to control dogs. OrbeShield™ appears to significantly mitigate the damage to the GI epithelium caused by exposure to high doses of radiation using a well-established canine model of GI ARS.

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. This is the same type of toxicity that occurs in radiation-induced GI ARS. As a result, there is a dual avenue of development for Soligenix, and OrbeShield™ is potentially a “dual use” compound, a desirable characteristic which is a specific priority of Biomedical Advanced Research and Development Authority(BARDA) for ARS and other medical countermeasure indications.

The application of OrbeShield™ to acute GI ARS originated from other programs for oral BDP and is based on the properties of BDP to act locally in the GI to modulate local inflammation and epithelial cellular apoptosis. Development of OrbeShield™ for GI ARS is a natural extension of Soligenix’s radiation enteritis clinical program with SGX201. Killing cancer cells with radiation therapy or chemotherapy must be done in ways that minimize toxicity to the rest of the body, but often leads to an inflammatory condition in the GI tract when administered in that general vicinity. In most radiation scenarios, injury to the hematopoietic (blood) system and GI tract are the main determinants of survival.

To date, development of OrbeShield™ has been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current products in both the domestic and international markets. We believe that patent rights are one of our most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industrial partners. These rights can also be sold or sub-licensed as part of our strategy to partner our products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve, maintain and perhaps extending the lives of the patents. We capitalize such costs and amortize intangibles over their expected useful life – generally a period of 11 to 16 years.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets.

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

Revenue Recognition

Principally our revenues are generated from NIH grants and revenues from licensing activities and the achievement of licensing milestones (in prior periods). Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. Licensing and associated milestone revenues are recorded when earned.

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the warrants’ provisions and determined that they were indexed to our own stock and therefore to be accounted for as an equity instrument for the three months ended March 31, 2012 and 2011.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2012 Compared to March 31, 2011

For the three months ended March 31, 2012, we had a net loss of $1,438,755 as compared to a net loss of $1,720,411 for same period in the prior year, representing a reduction in the net loss of $218,656 or 16%.

For the three months ended March 31, 2012, revenues and associated costs relate to NIH grants awarded in support of our development of ricin and thermostable vaccines and orBec®. For the three months ended March 31, 2012, we had revenues of $647,418 as compared to $808,005 for the same period in the prior year, representing a decrease of $160,587, or 20%. The decreases in revenues were a result of decreases in NIH grant revenues and the development work underlying them.

We incurred costs related to those revenues for the three months ended March 31, 2012 and 2011 of $556,571 and $554,037, respectively, representing an increase of $2,534, or less than 1%. These costs relate to payments made to subcontractors in connection with research performed pursuant to the grants.

Our gross profit for the three months ended March 31, 2011 was $90,847, as compared to $253,968 for the same period in 2011, representing a decrease of $163,121, or 64%. The decrease in gross profit follows directly from the decreases in grant revenues discussed above, in same period prior year, gross profit included reimbursement of certain salary costs for which no corresponding cost had been incurred in the period.

Research and development spending decreased by $496,010, or 36%, to $876,794 for the three months ended March 31, 2012 as compared to $1,372,804 for the same period in 2011. During the three months ended March 31, 2012, we incurred expenses of $360,070 specifically related to orBec® studies. The decrease from the prior period is a result of the discontinuation of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD.

General and administrative expenses increased by $51,033, or 8%, to $655,043 for the three months ended March 31, 2012, as compared to $604,010 for the same period in 2011. Allocated salaries to general and administrative increased due to a reduction in the number specifically identifiable research and development programs.

Financial Condition

Cash and Working Capital

As of March 31, 2012, we had cash and cash equivalents of $5,321,133 as compared to $5,996,668 as of December 31, 2011, representing a decrease of $675,535 or 11%. As of March 31, 2012, we had working capital of $4,442,647 as compared to working capital of $5,696,444 as of December 31, 2011, representing a decrease of $1,253,797, or 22%.

Based on our current rate of cash outflows, cash on hand, the timely collection of milestone payments under collaboration agreements, proceeds from our grant-funded programs, reductions in headcount and expected proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, we believe that our current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the second quarter of 2013.

Our plans with respect to our liquidity management include, but are not limited to, the following:

•	We have instituted a cost reduction plan which has reduced headcount and will continue to reduce costs wherever possible.
•
We have approximately $3.8 million in active grant funding still available to support our associated research programs into 2014. We plan to submit additional grant applications for further support of these programs with various funding agencies.

•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
•
We will pursue sale of Net Operating Losses (“NOLs”) in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $574,157 in proceeds pursuant to NOL sales in 2011 we expect to participate in this expanded program during 2012 and beyond as the program is available; and

•
We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $3.3 million before any grant reimbursements, of which $1.2 million relates to the BioTherapeutics business and $2.1 million relates to the Vaccines/BioDefense business. We anticipate grant revenues in the next 12 months of approximately $2.2 million to offset research and development expenses, primarily for the development of our ThermoVax™ vaccine technology, and very limited contribution to the wind down costs of the Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD.

The table below details our costs for research and development by program and amounts reimbursed under grants for the three months ended March 31:

	2012	2011
Research & Development Expenses
Oral BDP	$360,070	$786,577
RiVax™ and ThermoVax™ Vaccines	458,174	465,481
Oraprine™	-	1,500
LPM™-Leuprolide	-	2,577
Total	$818,244	$1,256,135

Reimbursed under NIH Grants
orBec®	$49,813	$256,175
RiVax™ and thermostable vaccines	506,758	297,862
Total	$556,571	$554,037

Grand Total	$1,374,815	$1,810,172

Contractional Obligations

The Company has commitments of approximately $405,000 as of March 31, 2012 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On April 1, 2009, the Company entered into a sublease agreement through March 31, 2012 for office space in Princeton, New Jersey. The Company was required to provide 4 months of rent as a security deposit. The rent for the first 18 months was approximately $7,500 per month, or approximately $17.00 per square foot on an annualized basis, for the remaining 18 months. On February 7, 2012, we entered into a lease agreement through March 31, 2015 for our existing office space. The rent for the first 12 months is approximately $8,000 per month, or approximately $18.25 per square foot on an annualized basis. This rent increases to approximately $8,310 per month, or approximately $19.00 per square foot on an annualized basis, for the remaining 24 months.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Severance	Total
2012	$105,000	$76,203	$101,425	$291,628
2013	75,000	104,559	-	179,559
2014	75,000	101,198	-	176,198
2015	75,000	24,938	-	99,938
2016	75,000	-	-	75,000
Total	$405,000	$306,898	$110,425	$822,323

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

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 15, 2012, the employment agreement of Mr. Myrianthopoulos, Chief Financial Officer and Senior Vice-President was terminated and Mr. Joseph M. Warusz was appointed the Acting Chief Financial Officer.

PART II - OTHER INFORMATION.

ITEM 1A – RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below before you decide whether to buy shares of our common stock. Any of the factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock. Below are the significant risks and uncertainties of which we are aware. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in this Quarterly Report.

Risks Related to our Business

We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.

We have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of March 31, 2012, we have approximately $5.3 million in cash available. Based on our projected budgetary needs and funding from existing grants over the next two years, we expect to be able to maintain the current level of our operations into the second quarter of 2013.

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

Our products are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of them. From inception through March 2012, we have expended approximately $45.0 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend at least $2 million over the next two years in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements. Unless and until we are able to generate sales or licensing revenue from one of our product candidates, we will require additional funding to meet these commitments, sustain our research and development efforts, provide for future clinical trials, and continue our operations. There can be no assurance we can raise such funds. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by the issuance of debt, we may be subject to limitations on our operations. If we cannot raise such additional funds, we may have to delay or stop some or all of our drug development programs.

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

On January 5, 2009, we reached an agreement with the FDA on the design of a confirmatory, pivotal Phase 3 clinical trial evaluating our lead product orBec® for the treatment of acute GI GVHD. The agreement was made under the FDA’s Special Protocol Assessment procedure. The confirmatory Phase 3 clinical trial for the treatment of acute GI GVHD commenced on October 15, 2009. The trial was stopped on September 15, 2011 at the recommendation of the DSMB because it is highly unlikely to achieve the predetermined end point of efficacy based on the interim results. Preliminary findings indicate that there are no significant differences between the orBec® group and placebo group for the primary endpoint, as well as for the pre-specified secendary endpoints. Given the outcome of the Phase 3 study, the Company will be terminating the development of orBec® for the treatment of acute GI GVHD.

Although we hope to obtain FDA approval for orBec® in GVHD, there can be no assurances that the FDA will ever approve orBec® for market launch.

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

In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Once approved, we might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations.

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

Since January 1, 2012, the closing stock price (split adjusted) has fluctuated over the last year between a high of $0.80 per share to a low of $0.33 per share. As of May 10, 2012, our common stock closed at $0.35 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock by the Company, and subsequent sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

Shareholders may suffer substantial dilution related to issued stock warrants and options.

We have a number of agreements or obligations that may result in dilution to investors. These include:

•	warrants to purchase a total of approximately 2,576,341 shares of our common stock at a current weighted average exercise price of approximately $4.40; and
•	options to purchase approximately 1,496,898 shares of our common stock at a current weighted average exercise price of approximately $3.72.

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

We have identified no significant additional risk factors other than those highlighted above which were included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2011. Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this Report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements except as required by law.

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

SOLIGENIX, INC.

May 14, 2012	by	/s/ Christopher J. Schaber Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)
May 14, 2012	by	/s/ Joseph M. Warusz Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.