Form 10-Q
period 2012-09-30
SOLIGENIX, INC.
filed 2012-11-14
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

As of November 7, 2012, 11,160,573 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$3,698,398	$5,996,668
Grants receivable	238,572	362,473
Other receivable	-	574,157
Prepaid expenses	209,522	195,762
Total current assets	4,146,492	7,129,060

Office furniture and equipment, net	14,575	15,032
Intangible assets, net	911,993	1,079,566
Total assets	$5,073,060	$8,223,658

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,023,722	$1,303,555
Accrued compensation	28,121	129,061
Total current liabilities	1,051,843	1,432,616

Commitments and contingencies
Shareholders’ equity:
Preferred stock; 250,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares and 20,000,000 shares in 2012 and 2011, respectively authorized; 11,160,513 shares and 11,105,532 shares issued and outstanding in 2012 and 2011, respectively	11,161	11,106
Additional paid-in capital	125,305,028	124,897,309
Accumulated deficit	(121,294,972)	(118,117,373)
Total shareholders’ equity	4,021,217	6,791,042
Total liabilities and shareholders’ equity	$5,073,060	$8,223,658

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
License revenue	$-	$5,000,000	$-	$5,000,000
Grant revenue	931,627	795,862	2,341,896	2,009,987

Total revenues	931,627	5,795,862	2,341,896	7,009,987
Cost of revenues	(761,628)	(655,125)	(1,934,529)	(1,558,673)
Gross profit	169,999	5,140,737	407,367	5,451,014

Operating expenses:
Research and development	371,338	2,342,253	1,749,112	5,228,779
General and administrative	558,877	595,021	1,841,138	1,674,408

Total operating expenses	930,215	2,937,274	3,590,250	6,903,187

(Loss) income from operations	(760,216)	2,203,463	(3,182,883)	(1,452,173)

Other income:
Interest income, net	1,250	1,411	5,284	5,319
Net (loss) income	$(758,966)	$2,204,874	$(3,177,599)	$(1,446,854)

Basic and diluted net (loss) income per share	$(0.07)	$0.20	$(0.29)	$(0.13)

Basic and diluted weighted average common shares outstanding	11,138,373	11,013,616	11,127,374	10,920,648

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2012
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2011	11,105,532	$11,106	$124,897,309	$(118,117,373)	$6,791,042

Issuance of restricted common stock to employee	16,667	17	9,983	-	10,000

Issuance of common stock to vendor	38,314	38	14,962	-	15,000

Stock-based compensation expense	-	-	382,774	-	382,774

Net loss	-	-	-	(3,177,599)	(3,177,599)

Balance, September 30, 2012	11,160,513	$11,161	$125,305,028	$(121,294,972)	$4,021,217

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2012	2011
Operating activities:
Net loss	$(3,177,599)	$(1,446,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	172,785	165,042
Common stock issued for amended license agreement	-	400,000
Common stock or warrants issued in exchange for services	15,000	11,184
Restricted stock issued to employee	10,000	-
Stock-based compensation	382,774	529,788
Change in operating assets and liabilities:
Grants receivable	123,900	(177,060)
Other receivable	574,157	251,864
Prepaid expenses	(13,759)	32,824
Accounts payable	(279,833)	(302,232)
Accrued compensation	(100,940)	(194,687)
Total adjustments	884,084	716,723
Net cash used in operating activities	(2,293,515)	(730,131)

Investing activities:
Acquisition of intangible assets	-	(151,086)
Purchase of office equipment	(4,755)	(1,578)
Net cash used in investing activities	(4,755)	(152,664)

Financing activities:
Settlement of Broker Fees associated with 2010 Financing	-	40,743
Proceeds from sale of common stock pursuant to equity line	-	355,000
Proceeds from exercise of options and warrants	-	253,613
Net cash provided by financing activities	-	649,356

Net decrease in cash and cash equivalents	(2,298,270)	(233,439)
Cash and cash equivalents at beginning of period	5,996,668	7,451,714
Cash and cash equivalents at end of period	$3,698,398	$7,218,275

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”, “we” or “us”) is a development stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense. Soligenix’s BioTherapeutics business segment intends to develop oral beclomethasone dipropionate (oral BDP) for indications such as pediatric Crohn’s disease and acute radiation enteritis. Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, and VeloThrax™, our anthrax vaccine, and OrbeShield™, our gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic. The advanced development of our vaccine programs is currently supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government grant funding.

The Company generates revenues primarily from the National Institutes of Health (the “NIH”) under four active grants and could generate license fees from Sigma-Tau by achieving certain milestones.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability.

Liquidity

As of September 30, 2012, the Company had cash and cash equivalents of $3,698,398 as compared to $5,996,668 as of December 31, 2011, representing a decrease of $2,298,270 or 38%. As of September 30, 2012, the Company had working capital of $3,094,649 as compared to working capital of $5,696,444 as of December 31, 2011, representing a decrease of $2,601,795 or 46%. The decrease in cash and working capital was primarily the result of cash used in operating activities over the nine month period. For the nine months ended September 30, 2012, the Company’s cash used in operating activities was $2,293,515 as compared to $730,131 for the same period in 2011, representing an increase of $1,563,384. Excluding the proceeds of $5,000,000 received from Sigma-Tau for the European territory license in third quarter of 2011, for the nine months ended September 30, 2012, the Company experienced a decrease in cash used in operating activities of $1,976,354.  This decrease is primarily related to the termination of the Company’s pivotal phase 3 trial with orBec® for the treatment of acute GI GVHD.

Management’s business strategy can be outlined as follows:

●	Initiate a Phase 1/2 clinical trial of oral BDP, known as SGX203, in pediatric Crohn’s disease;
●
Evaluate the effectiveness of orBec®/Oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute radiation enteritis and treatment of chronic GI GVHD;

●
Develop RiVax™ and VeloThrax™ in combination with our proprietary vaccine heat stabilization technology known as ThermoVax™ to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

●	Continue to apply for and secure additional government funding for each of its BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and acquisition strategies.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from its grant-funded programs, reductions in headcount and expected proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the fourth quarter of 2013.

The Company’s plans with respect to its liquidity management include the following:

●	The Company has instituted a cost reduction plan which has reduced headcount and will continue to reduce costs wherever possible.
●
The Company has approximately $4.6 million in active grant funding still available to support its associated research programs into 2014. The Company plans to submit additional grant applications for further support of its programs with various funding agencies.

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

The Company did not incur any capitalized patent related costs during the nine months ended September 30, 2012; the Company capitalized $151,086 in patent related costs during the nine months ended September 30, 2011.

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

The Company did not record any impairment of long-lived assets for the nine months ended September 30, 2012 or 2011.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2012 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2012 and 2011. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2012 or 2011. The income tax returns for 2009, 2010 and 2011 are subject to examination by the Internal Revenue Service (“IRS”) and other various taxing authorities, generally for three years after they were filed.

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

Shares issuable upon the exercise of options and warrants outstanding at September 30, 2012 and 2011 were 1,475,224  and 1,317,022 shares issuable upon the exercise of outstanding stock options, and 2,576,341 and 2,707,819 shares issuable upon the exercise of outstanding warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2012 were $3.22 and $4.32 per share, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2011 were $4.80 and $4.40 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
September 30, 2012
Licenses	8.0	$462,234	$245,154	$217,080
Patents	2.9	1,893,185	1,198,272	694,913
Total	3.9	$2,355,419	$1,443,426	$911,993
December 31, 2011
Licenses	8.7	$462,234	$224,708	$237,526
Patents	3.3	1,893,185	1,051,145	842,040
Total	4.4	$2,355,419	$1,275,853	$1,079,566

Amortization expense was $62,384 and $57,734 for the three months ended September 30, 2012 and 2011, respectively and $167,573 and $159,578 for the nine months ended September 30, 2012 and 2011, respectively.

Based on the balance of licenses and patents at September 30, 2012, the expected annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2012	$223,200
2013	$223,200
2014	$221,900
2015	$174,000
2016	$61,800

License fees and royalty payments are expensed annually if incurred, as the Company does not attribute any future benefits other than within that period.

Note 4. Income Taxes

At September 30, 2012, the Company had NOLs of approximately $76,000,000 for federal tax purposes and approximately $19,000,000 of New Jersey NOL carry forwards remaining after the sale of unused NOL carry forwards, portions of which are currently expiring each year until 2031. In addition, the Company had $3,462,000 of various tax credits that started expiring in December 2011 and will continue to expire until 2030. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

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

The Company has no tax provision for the three and nine month periods ended September 30, 2012 and 2011 due to losses and full valuation allowances against net deferred tax assets.

Note 5. Shareholders’ Equity

Preferred Stock

The Company has 250,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

On June 21, 2012, the Company’s shareholders approved the Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000.

The following items represent transactions in the Company’s common stock for the nine months ended September 30, 2012:

●
The Company issued 38,314 shares of common stock as part of consideration for services performed. The fair value of such shares was $15,000 and was recognized as an expense for the nine months ended September 30, 2012.

●
The Company issued 16,667 shares of restricted common stock to an employee as part of the 2011 annual bonus paid in January 2012.  An expense of $10,000 was reflected in the Company’s financial statements for the period ended December 31, 2011.

Note 6. Commitments and Contingencies

The Company has commitments of approximately $325,000 at September 30, 2012 for several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment. On February 15, 2012, Mr. Myrianthopoulos’ employment agreement was terminated. The Company recognized an expense of $95,625 at March 31, 2012 and at September 30, 2012 there are no severance and healthcare benefits due to Mr. Myrianthopoulos. In connection with the termination of Mr. Myrianthopoulos’ employment agreement, we accelerated the vesting of options to purchase 53,908 shares of common stock and Mr. Myrianthopoulos forfeited options to purchase 72,500 shares of common stock, resulting in Mr. Myrianthopoulos holding vested options to purchase 192,500 shares of common stock with expiration dates ranging from November 14, 2012 to November 30, 2021. In connection with the acceleration of vesting, the Company recognized $68,032 of stock-based compensation expense during the three months ended September 30, 2012.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2012	$25,000	$25,401	$50,401
2013	75,000	104,559	179,559
2014	75,000	101,198	176,198
2015	75,000	24,938	99,938
2016	75,000	-	75,000
Total	$325,000	$256,096	$581,096

Note 7. Business Segments

The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended September 30,
	2012	2011
Revenues
Vaccines/BioDefense	$862,919	$581,943
BioTherapeutics	68,708	5,213,919
Total	$931,627	$5,795,862

(Loss) Income from Operations
Vaccines/BioDefense	$19,190	$5,869
BioTherapeutics	(155,713)	2,684,937
Corporate	(623,693)	(487,343)
Total	$(760,216)	$2,203,463
Amortization and Depreciation Expense
Vaccines/BioDefense	$31,357	$11,247
BioTherapeutics	32,180	47,791
Corporate	495	559
Total	$64,032	$59,597

Interest Income, Net
Corporate	$1,250	$1,411

Stock-Based Compensation
Vaccines/BioDefense	$29,103	$16,998
BioTherapeutics	(49,275)	60,487
Corporate	167,944	63,668
Total	$147,772	$141,153

	Nine Months Ended September 30,
	2012	2011

Vaccines/BioDefense	$2,170,761	$1,453,558
BioTherapeutics	171,135	5,556,129
Total	$2,341,896	$7,009,687

(Loss) Income from Operations
Vaccines/BioDefense	$(111,319)	$5,921
BioTherapeutics	(1,363,572)	(359,792)
Corporate	(1,707,992)	(1,098,302)
Total	$(3,182,883)	$(1,452,173)
Amortization and Depreciation Expense
Vaccines/BioDefense	$84,308	$31,119
BioTherapeutics	86,913	132,282
Corporate	1,564	1,641
Total	$172,785	$165,042

Interest Income, Net
Corporate	$5,284	$5,319

Stock-Based Compensation
Vaccines/BioDefense	$33,363	$53,830
BioTherapeutics	63,339	346,995
Corporate	286,072	128,963
Total	$382,774	$529,788

	As of September 30, 2012	As of December 31, 2011
Identifiable Assets
Vaccines/BioDefense	$556,020	$689,266
BioTherapeutics	595,220	753,767
Corporate	3,921,820	6,780,625
Total	$5,073,060	$8,223,658

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

Overview:

Business Overview

Soligenix, Inc. was incorporated in Delaware in 1987. We are a development stage biopharmaceutical company that is focused on developing products to treat serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense. Our BioTherapeutics business segment intends to develop oral beclomethasone dipropionate (oral BDP) for indications such as pediatric Crohn’s disease and acute radiation enteritis. Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, and VeloThrax™, our anthrax vaccine, and OrbeShield™, our gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic. The advanced development of our vaccine programs is currently supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government grant funding.

Our business strategy can be outlined as follows:

●	Initiate a Phase 1/2 clinical trial of oral BDP, known as SGX203, in pediatric Crohn’s disease;
●
Evaluate the effectiveness of orBec®/Oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute radiation enteritis and treatment of chronic GI GVHD;

●
Develop RiVax™ and VeloThrax™ in combination with our proprietary vaccine heat stabilization technology known as ThermoVax™ to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and acquisition strategies.

Our principal offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
SGX203	Pediatric Crohn’s disease	Phase 1/2 clinical program planned
SGX201	Acute Radiation Enteritis	Phase 1/2 trial complete; safety and preliminary efficacy demonstrated
orBec®	Treatment of Chronic GI GVHD	Phase 2 trial planned
LPM™ Leuprolide	Endometriosis and Prostate Cancer	Pre-clinical

Vaccine Thermostability Platform

Soligenix Product	Indication	Stage of Development
ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

Vaccines/BioDefense Products

Soligenix Product	Indication	Stage of Development
RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial enrollment complete; safety and neutralizing antibodies for projection demonstrated

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical

OrbeShield™	Therapeutic against GI ARS	Follow-on pre-clinical study planned; Initial pre-clinical study complete; successful protection of canines

BioTherapeutics Overview

Indications of orBec® and Oral BDP

orBec®/oral BDP represents a first-of-its-kind oral, locally acting therapy tailored to treat gastrointestinal inflammation. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. orBec®/oral BDP is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract.

Based on its pharmacological characteristics, orBec®/oral BDP (the active ingredient in orBec®) may have utility in treating conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 8,263,582 claiming the use of oral BDP as a method of treating inflammatory disorders, including Crohn’s disease, of the gastrointestinal tract and U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following HCT, as well as GVHD which also occurs following organ allograft transplantation. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract and European patent EP 1830857 claiming oral BDP in conjunction with a short duration of high-dose prednisone with a rapid taper for the reduction of mortality associated with GVHD and leukemia. We are planning for/pursuing development programs in the treatment of pediatric Crohn’s disease, acute radiation enteritis, chronic GI GVHD and GI ARS pending further grant funding. We are exploring the possibility of testing oral BDP for local inflammation associated with Ulcerative Colitis, among other indications.

In addition to issued patents and pending worldwide patent applications held by or exclusively licensed to us, orBec®/oral BDP would benefit from orphan drug designations in the U.S. and in Europe. Orphan drug designations provide for 7 and 10 years of market exclusivity upon approval in the U.S. and Europe, respectively.

SGX203 – Oral BDP for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for delivery of immediate and delayed release BDP throughout the small bowel and the colon. The U.S. Food and Drug Administration (“the FDA”) has awarded SGX203 Orphan Drug Designation for the treatment of pediatric Crohn's disease. We plan to initiate a Phase 2 clinical trial in pediatric Crohn’s disease in 2012.

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

SGX201 – Oral BDP for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. We recently completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute (“NCI”) Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year Small Business Innovation Research (“SBIR”) grant awarded by the NIH. These data are currently under review with our Radiation Enteritis medical advisory board to determine potential next steps forward with the clinical development program

We have received “Fast Track” designation from the FDA for SGX201 for radiation enteritis. Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a New Drug Application (“NDA”) for SGX201 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review, which implies an abbreviated review time of six months.

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

In September 2012, we received a $300,000 two-year Small Business Innovation Research (“SBIR”) grant awarded by the NIH to support a Phase 2 study.  orBec® has been awarded orphan drug designations in the U.S. and in Europe for the treatment of GI GVHD.

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

The Collaboration and Supply Agreement with Sigma-Tau expires on a country-by-country basis on the later of: (i) 10 years after the date of the first commercial sale of orBec®/oral BDP by Sigma-Tau in such country; or (ii) the expiration of the last to expire of the Company’s patents and patent applications relating to orBec®/oral BDP in such country. Upon the expiration of the initial term, on a country-by-country basis, the agreement is automatically renewed for periods of five years. During such renewal periods, we and Sigma-Tau have the right to terminate the agreement for convenience upon six months and 18 months, respectively, prior written notice. If we terminate the agreement for convenience, we are required to transfer to Sigma-Tau or its designee, for no consideration, the FDA and European Medicines Agency (“EMEA”) authorizations which are necessary for the marketing, use, distribution and sale of orBec®/oral BDP and all relevant data and know-how necessary to manufacture and commercialize orBec®/oral BDP in the country and grant to Sigma-Tau a royalty-free, fully paid, perpetual and irrevocable license, with the right to sublicense, to all trademarks and such know-how.

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

OrbeShield™ – Oral BDP for Gastrointestinal Acute Radiation Syndrome (GI ARS)

OrbeShield™ (an oral immediate and delayed release formulation of the topically active corticosteroid BDP) is being developed for the treatment of GI ARS. Corticosteroids are the best understood and most widely used class of anti-inflammatory drugs. BDP is a corticosteroid with predominantly topical activity that is approved for use in asthma, psoriasis and allergic rhinitis.

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

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. This is the same type of toxicity that occurs in radiation-induced GI ARS. As a result, there is a dual avenue of development for Soligenix, and OrbeShield™ is potentially a “dual use” compound, a desirable characteristic which is a specific priority of Biomedical Advanced Research and Development Authority (“BARDA”) for ARS and other medical countermeasure indications.

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

Previously, development of OrbeShield™ had been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, the Company received a SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield™ for the treatment of acute GI ARS.

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

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the warrants’ provisions and determined that they were indexed to our own stock and therefore to be accounted for as an equity instrument for the nine months ended September 30, 2012 and 2011.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to 2011

For the three months ended September 30, 2012, we had a net loss of $758,966 as compared to a net income of $2,204,874 for the same period in the prior year, representing an increase in the net loss of $2,963,840 primarily related to the receipt of $5,000,000 from Sigma-Tau upon execution of the European territory license agreement in 2011.  For the nine months ended September 30, 2012, we had a net loss of $3,177,599 as compared to a net loss of $1,446,854 for the same period in the prior year, representing an increase of $1,703,745 primarily related to the receipt of $5,000,000 from Sigma-Tau upon the execution of the European territory license agreement in 2011.

For the three and nine months ended September 30, 2012, grant revenues and associated costs related to NIH grants awarded supported development of our thermostable vaccines and orBec®. For the three months ended September 30, 2012, we had grant revenues of $931,627 as compared to $795,862 for the same period in the prior year, representing an increase of $ 135,765 or 17%. For the nine months ended September 30, 2012, we had grant revenues of $2,341,896 as compared to $2,009,687 for the same period in the prior year, representing an increase of $332,209 or 17%. In 2011 we recognized revenue of $5,000,000 related to the execution of the European territory license agreement with Sigma-Tau.

We incurred costs related to grant revenues for the three months ended September 30, 2012 and 2011 of $761,628 and $655,125, respectively, representing an increase of $106,503 or 16%. For the nine months ended September 30, 2012, costs related to grant revenues were $1,934,529 as compared to $1,558,673 for the same period in the prior year, representing an increase of $375,353, or 24%. These costs relate to payments made to subcontractors in connection with research performed pursuant to the grants. The increases are due to work performed on the NIH grants discussed above.

Our gross profit for the three months ended September 30, 2012 was $169,999 as compared to $5,140,737 for the same period in 2011, representing a decrease of $4,970,738. For the nine months ended September 30, 2012, gross profit was $407,367 as compared to $5,451,014 for the same period in the prior year representing a decrease of $5,043,647. The decrease in gross profit is primarily related to the Sigma-Tau European territory license agreement in the third quarter 2011.

Research and development expenses decreased by $1,970,915 to $371,338 for the three months ended September 30, 2012 as compared to $2,342,253 for the same period in 2011. The significant decrease is  attributable to a 2011 payment of a sub-license fee of $1,012,500 in the form of Cash and Company stock in connection with the Sigma-Tau European territory license agreement and decreased spending associated with the discontinuation of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD. For the nine months ended September 30, 2012, research and development expenses were $1,749,112 compared to $5,228,799 for the same period in 2011, reflecting a spending decrease of $3,479,687.  The significant decrease is a attributable to a 2011 payment of a sub-license fee of $1,012,500 in the form of Cash and Company stock in connection with the Sigma-Tau European territory license agreement and decreased spending associated with the discontinuation of the confirmatory Phase 3 clinical trial of orBec® for the treatment of acute GI GVHD.

General and administrative expenses decreased by $36,144, or 6%, to $558,877 for the three months ended September 30, 2012, as compared to $595,021 for the same period in 2011. For the nine months ended September 30, 2012, general and administrative expenses was $1,841,138 representing an increase of $166,730, or 10% compared to $1,674,408 for the same period in 2011. The increase is primarily related to business development consulting activity and non-cash stock based compensation.

Financial Condition

Cash and Working Capital

As of September 30, 2012, we had cash and cash equivalents of $3,698,398 as compared to $5,996,668 as of December 31, 2011, representing a decrease of $2,298,270 or 38%. As of September 30, 2012, we had working capital of $3,094,649 as compared to working capital of $5,696,444 as of December 31, 2011, representing a decrease of $2,601,795 or 46%. The decrease in cash and working capital was primarily the result of cash used in operating activities over the nine month period. For the nine months ended September 30, 2012, our cash used in operating activities was $2,293,515.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from its grant-funded programs, reductions in headcount and expected proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the fourth quarter of 2013.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have instituted a cost reduction plan which has reduced headcount and will continue to reduce costs wherever possible.
●
We have approximately $4.6 million in active grant funding still available to support our associated research programs into 2014. We plan to submit additional grant applications for further support of these programs with various funding agencies.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $3.2 million before any grant reimbursements, of which $1.2 million relates to the BioTherapeutics business and $2.0 million relates to the Vaccines/BioDefense business. We anticipate grant revenues in the next 12 months of approximately $2.4 million to offset research and development expenses, primarily for the development of our ThermoVax™ vaccine technology, and very limited contribution to the wind down costs of the Phase 3 clinical trial of orBec® in the treatment of acute GI GVHD.

The table below details our costs for research and development by program and amounts reimbursed under grants for the nine months ended September 30:

	2012	2011
Research & Development Expenses
orBec®/ oral BDP	$616,532	$3,575,814
RiVax™ and thermostable vaccines	1,035,878	1,249,564
Oraprine™	-	-
LPM™-Leuprolide and Other	96 ,702	403,401
Total	$1,749,112	$5,228,779

Reimbursed under Grants
orBec®/ oral BDP	$162,060	$520,324
RiVax™ and thermostable vaccines	1,772,469	1,038,349
Total	$1,934,529	$1,558,673
Grand Total	$3,683,641	$6,787,452

Contractional Obligations

The Company has commitments of approximately $325,000 as of September 30, 2012 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2012	$25,000	$25,401	$50,401
2013	75,000	104,559	179,559
2014	75,000	101,198	176,198
2015	75,000	24,938	99,938
2016	75,000	-	75,000
Total	$325,000	$256,096	$581,096

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

SOLIGENIX, INC.

November 14, 2012	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

November 14, 2012	by	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) under Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.