Form 10-Q
period 2013-03-31
SOLIGENIX, INC.
filed 2013-05-03
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 112b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 01, 2013, 12,231,492 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited)	4
	Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

Part II	OTHER INFORMATION

Item 1A	Risk Factors	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6	Exhibits	35

SIGNATURES		34

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$2,612,021	$3,356,380
Grants receivable	656,852	339,308
Prepaid expenses	170,778	140,693
Total current assets	3,439,651	3,836,381

Office furniture and equipment, net	11,539	12,995
Intangible assets, net	800,685	855,728
Total assets	$4,251,875	$4,705,104

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,651,740	$1,124,503
Accrued compensation	24,063	29,495
Total current liabilities	1,675,803	1,153,998
Commitments and contingencies
Shareholders’ equity:
Preferred stock; 250,000 shares authorized; none issued or outstanding		-
Common stock, $.001 par value; 50,000,000 shares authorized; 11,194,968 shares and 11,168,905 shares issued and outstanding in 2013 and 2012, respectively	11,195	11,169
Additional paid-in capital	125,932,672	125,820,318
Accumulated deficit	(123,367,795)	(122,280,381)
Total shareholders’ equity	2,576,072	3,551,106
Total liabilities and shareholders’ equity	$4,251,875	$4,705,104

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Grant Revenue	$900,354	$647,418
Cost of revenues	(743,657)	(556,571)
Gross profit	156,697	90,847

Operating expenses:
Research and development	756,653	876,794
General and administrative	487,941	655,043

Total operating expenses	1,244,594	1,531,837

Loss from operations	(1,087,897)	(1,440,990)

Other income:
Interest income	483	2,235

Net loss	(1,087,414)	(1,438,755)

Basic and diluted net loss per share	$(0.10)	$(0.13)

Basic and diluted weighted average common shares outstanding	11,180,739	11,119,269

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2013
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2012	11,168,905	$11,169	$125,820,318	$(122,280,381)	$3,551,106
Issuance of restricted common stock to vendors	26,063	26	32,862	-	32,888
Stock-based compensation expense	-	-	79,492	-	79,492
Net loss	-	-	-	(1,087,414)	(1,087,414)
Balance, March 31, 2013	11,194,968	$11,195	$125,932,672	$(123,367,795)	$2,576,072

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2013	2012
Operating activities:
Net loss	$(1,087,414)	$(1,438,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	56,498	57,344
Restricted stock issued to employee	-	10,000
Restricted stock issued to vendors	32,888	-
Stock-based compensation	79,492	117,614

Change in operating assets and liabilities:
Grants receivable	(317,544)	38,068
Taxes receivable	-	574,157
Prepaid expenses	(30,085)	51,726
Accounts payable	527,238	(72,999)
Accrued compensation	(5,432)	(12,690)
Total adjustments	343,055	763,220
Net cash used in operating activities	(744,359)	(675,535)

Net decrease in cash and cash equivalents	(744,359)	(675,535)
Cash and cash equivalents at beginning of period	3,356,380	5,996,668
Cash and cash equivalents at end of period	$2,612,021	$5,321,133

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company,” “we” or “us”) is a clinical stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat serious inflammatory diseases and biodefense countermeasures where there remains an unmet medical need. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense. Soligenix’s BioTherapeutics business segment is developing proprietary formulations of oral beclomethasone 17,21-dipropionate(“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203), acute radiation enteritis (SGX201) and chronic Graft-versus-Host disease (orBec®), as well as developing our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis. Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, and VeloThrax™, our anthrax vaccine, and OrbeShield™, our gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic. The advanced development of these vaccine programs is currently supported by the Company’s heat stabilization technology, known as ThermoVax™, under existing and on-going grant funding.

The Company generates revenues under four active grants primarily from the National Institutes of Health (“NIH”).

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability. Results for the quarter ended March 31, 2013 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of March 31, 2013, the Company had cash and cash equivalents of $2,612,021 as compared to $3,356,380 as of December 31, 2012, representing a decrease of $744,359 or 22%. As of March 31, 2013, the Company had working capital of $1,763,848 as compared to working capital of $2,682,383 as of December 31, 2012, representing a decrease of $918,535 or 34%. The decrease in cash and working capital was primarely due to cash used in operating activities. For the three months ended March 31, 2013, the Company’s cash used in operating activities was $744,359 as compared to $675,535 for the same period in 2012, representing an increase of $68,824, or 10%.

Management’s business strategy can be outlined as follows:

●	Initiate a Phase 1/2 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;
●	Initiate a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●
Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis, prevention of acute radiation syndrome, and treatment of chronic GI GVHD;

●
Develop RiVax™ and VeloThrax™ in combination with our proprietary vaccine heat stabilization technology, known as ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Bio/Defense programs through grants, contracts and/or procurements; and
●	Explore other business development and acquisition strategies.

Based on the Company’s current rate of cash outflows, cash on hand and proceeds from its grant programs, and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the second quarter of 2014.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	We have instituted a cost reduction plan which has reduced headcount, and we will continue to reduce costs wherever possible.
●
The Company has approximately $3.6 million in active grant funding still available to support its associated research programs through 2014 and beyond. The Company plans to submit additional grant applications for further support of its programs with various funding agencies.

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●
The Company will pursue sale of Net Operating Losses (“NOLs”) in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $521,458 in proceeds pursuant to NOL sales in 2012, the Company expects to participate in the program during 2013 and beyond; and

●
The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Grants Receivable

Grants receivable consist of unbilled amounts due from various grants from the NIH for costs incurred under reimbursement contracts prior to the period end under reimbursement contracts. The amounts were billed to the NIH in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not incur any capitalizable patent related costs during the quarters ended March 31, 2013 and 2012.

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

The Company did not record any impairment of long-lived assets for the quarters ended March 31, 2013 and 2012.

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

The Company did not issue any options during the quarters ending March 31, 2013 and 2012.

The fair value of options to be granted are estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2013 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2013 and 2012. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2013 and 2012. Tax years beginning in 2010 for federal purposes are generally subject to examination by taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

	Three Months Ended March 31,
	2013			2012
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	(1,087,414)	11,180,739	$(0.10)	(1,438,755)	11,119,269	$(0.13)

Shares issuable upon the exercise of options and warrants outstanding at March 31, 2013 and 2012 were 1,454,755 and 1,496,898 and 2,843,338 and 2,576,341 shares, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2013 was $3.20 and $3.13 per share, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2012 was $3.72 and $4.32 per share, respectively. No options or warrants were included in the 2013 and 2012 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2013
Licenses	7.5	$462,234	$258,737	$203,497
Patents	3.2	1,893,185	1,295,997	597,188
Total	4.0	$2,355,419	$1,554,734	$800,685
December 31, 2012
Licenses	7.7	$462,234	$252,019	$210,215
Patents	3.3	1,893,185	1,247,672	645,513
Total	4.2	$2,355,419	$1,499,691	$855,728

Amortization expense was $55,043 and $55,654 for the three months ended March 31, 2013 and 2012, respectively.

Based on the balance of licenses and patents at March 31, 2013, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2013	$222,800
2014	$222,800
2015	$133,000
2016	$61,800
2017	$20,800

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits other than within that period.

Note 4. Income Taxes

The Company had NOLs at December 31, 2012 of approximately $79,463,000 for federal tax purposes and approximately $9,498,000 of New Jersey NOL carry forwards remaining after the sale of unused NOL carry forwards, portions of which are currently expiring each year until 2031. In addition, the Company had $3,068,000 of various tax credits that started expiring in December 2012 and will continue to expire through December 2030. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to Federal income tax assessment for years before 2010 for Federal and 2009 for New Jersey income tax assessment. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination and adjustments by the Internal Revenue Service for  at least three years following the year in which the tax attributes are utilized.

The Company has no tax provision for the three month periods ended March 31, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

Note 5. Shareholders’ Equity

Preferred Stock

The Company has 250,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the three months ended March 31, 2013, the Company issued 26,063 shares of common stock to vendors as partial consideration for services performed.

Note 6. Commitments and Contingencies

The Company has commitments of approximately $368,800 as of March 31, 2013 for several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment. The Company recognized an expense of $95,625 during the quarter ended March 31, 2012 related to severance and healthcare benefits paid to the prior Chief Financial Officer of the Company.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2013	$43,800	$79,100	$122,900
2014	100,000	101,200	201,200
2015	75,000	25,000	100,000
2016	75,000	-	75,000
2017	75,000	-	75,000
Total	$368,800	$205,300	$574,100

Note 7. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2013	2012
Grant Revenue
Vaccines/BioDefense	$829,849	$597,605
BioTherapeutics	70,505	49,813
Total	$900,354	$647,418

Loss from Operations
Vaccines/BioDefense	$(30,995)	$(128,366)
BioTherapeutics	(457,625)	(726,042)
Corporate	(599,277)	(586,582)
Total	$(1,087,897)	$(1,440,990)

Amortization and Depreciation Expense
Vaccines/BioDefense	$27,667	$27,997
BioTherapeutics	28,395	28,840
Corporate	436	507
Total	$56,498	$57,344

Interest Income
Corporate	$483	$2,235

Stock-Based Compensation
Vaccines/BioDefense	$11,121	$2,130
BioTherapeutics	21,036	56,240
Corporate	47,335	59,064
Total	$79,492	$117,614

	As of March 31, 2013	As of December 31, 2012

Identifiable Assets
Vaccines/BioDefense	$936,695	$628,494
BioTherapeutics	519,391	566,111
Corporate	2,795,789	3,510,499
Total	$4,251,875	$4,705,104

Note 8. Subsequent Event

On April 27, 2013, the Company entered into a Stock Issuance Agreement with Intrexon Corporation (“Intrexon”), pursuant to which the Company has issued to Intrexon 1,034,483 shares of Common Stock in consideration for the execution and delivery of an Exclusive Channel Agreement (the “Channel Agreement”).  The shares issued to Intrexon represent approximately 8.5% of the issued and outstanding shares of Common Stock as of the date of this report.

The Channel Agreement with Intrexon enables the Company to use Intrexon’s advanced human antibody discovery, isolation, and production technologies for the development and commercialization of human monoclonal antibody therapies for a new biodefense and infectious disease application.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2012. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securites and Exchage Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the U.S. Securites and Exchage Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Business Overview

We are a clinical stage biopharmaceutical company that is focused on developing products to treat serious inflammatory diseases and biodefense countermeasures where there remains an unmet medical need. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

Our BioTherapeutics business segment is developing proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203), acute radiation enteritis, (SGX201) and chronic Graft-versus-Host disease (orBec®), as well as developing our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis.

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, VeloThrax™, our anthrax vaccine, and OrbeShield™, our gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic. The advanced development of our vaccine programs is currently supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government grant funding.

An outline for our business strategy follows:

●	Initiate a Phase 1/2 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
●	Initiate a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●
Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis, prevention of acute radiation syndrome, and treatment of chronic graft-versus-host disease (“GI GVHD”);

●
Develop RiVax™ and VeloThrax™ in combination with our proprietary vaccine heat stabilization technology, known as ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Bio/Defense programs through grants, contracts and/or procurements; and
●	Explore other business development and acquisition strategies.

We were incorporated in Delaware in 1987. Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development

SGX942	Oral Mucositis in Head and Neck Cancer	IND clearance and Phase 2 trial planned for the second half of 2013, with data expected in the second half of 2014
SGX203	Pediatric Crohn’s disease
Phase 1/2 clinical trial planned for the first half of 2013, with data expected in the first half of 2013;
Phase 2/3 clinical trial planned for the second half of 2013, with data expected in the second half of 2014

SGX201	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated Phase 2 trial planned for the first half of 2014, with data expected in the first half of 2015
orBec®	Treatment of Chronic GI GVHD	Phase 2 trial planned for the second half of 2013, with data expected in the second half of 2014

Vaccine Thermostability Platform

Soligenix Product	Indication	Stage of Development

ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products

Soligenix Product	Indication	Stage of Development

RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial complete; safety and neutralizing antibodies for protection demonstrated Phase 2 trial planned for the first half of 2014
VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical; Phase 1 clinical trial planned for second half of 2014
OrbeShield™	Therapeutic against GI ARS	Follow-on pre-clinical study initiated; Initial pre-clinical study complete; protection observed in canine

BioTherapeutics Overview

SGX94

In December 2012, we acquired a novel drug technology, we refer to as SGX94, representing what we believe is a novel approach to modulation of the innate immune system. SGX94 is an IDR that regulates the innate immune system to simultaneously reduce inflammation, eliminate infection and enhance tissue healing. As part of the acquisition, we acquired all rights, including composition of matter patents, preclinical and Phase 1 clinical study datasets for SGX94. We also assumed a license agreement with the University of British Columbia (“UBC”) to advance the research and development of the SGX94 technology. The license agreement with UBC provides us with exclusive worldwide rights to manufacture, distribute, market sell and/or license or sublicense products derived or developed from this technology.

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

SGX94 has demonstrated efficacy in numerous animal disease models including mucositis, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. SGX94 showed a strong safety profile when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. SGX94 is the subject of an open Investigational New Drug (“IND”) application which has been cleared by the FDA. Market opportunities include, but are not limited to, mucositis, acute bacterial skin and skin structure infections, acinetobacter, melioidosis, acute radiation syndrome and as a vaccine adjuvant, with potential opportunities for non-dilutive funding to support the development.

We believe the potential worldwide market for SGX942 is in excess of $500 million for all applications, including oral mucositis.

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is poised to start a Phase 2 clinical study in oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we plan to request orphan drug and/or Fast Track designations from the FDA in the first half of 2013.

About Oral Mucositis

Mucositis is the clinical term for damage done to the mucosa by anticancer therapies. It can occur in any mucosal region, but is most commonly associated with the mouth, followed by the small intestine. We estimate, based upon our review of published studies and reports, that Mucositis affects approximately 500,000 people in the United States (“U.S.”) per year and occurs in 40% of patients receiving chemotherapy. Mucositis can be severely debilitating and can lead to infection, sepsis, the need for parenteral nutrition and narcotic analgesia. The gastro-intestinal damage causes severe diarrhea. These symptoms can limit the doses and duration of cancer treatment, leading to sub-optimal treatment outcomes.

The mechanisms of mucositis have been extensively studied and have been recently linked to the interaction of chemotherapy and/or radiation therapy with the innate defense system. Bacterial infection of the ulcerative lesions is now regarded as a secondary consequence of dysregulated local inflammation triggered by therapy-induced cell death, rather than as the primary cause of the lesions.

We estimate, based upon our review of published studies and reports, that oral mucositis is a subpopulation of approximately 90,000 patients in the U.S., with a comparable number in Europe.  Oral mucositis almost always occurs in patients with head and neck cancer treated with radiation therapy (>80% incidence of severe mucositis) and is common (40-100% incidence) in patients undergoing high dose chemotherapy and hematopoietic cell transplantation, where the incidence and severity of oral mucositis depends greatly on the nature of the conditioning regimen used for myeloablation.

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

Based on its pharmacological characteristics, oral BDP may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 8,263,582 claiming the use of oral BDP as a method of treating inflammatory disorders of the gastrointestinal tract, including Crohn’s disease, and an issued U.S. patent 6,096,731 claiming the use of oral BDP as a method for preventing and treating the tissue damage that is associated with both GI GVHD following hematopoietic cell transplantation (“HCT”), as well as GVHD which also occurs following organ allograft transplantation. We also have European Patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract. We are planning to pursue development programs in the treatment of pediatric Crohn’s disease, acute radiation enteritis, chronic GI GVHD, and GI ARS pending further grant funding. We are also exploring the possibility of testing oral BDP for local inflammation associated with Ulcerative Colitis, among other indications.

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

Crohn's disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn's disease develop symptoms before 20 years of age. We estimate, based upon published studies and reports, that Pediatric Crohn's disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion (~40%) of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

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

SGX201 - for Preventing Acute Radiation Enteritis

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

We have received Fast Track designation from the FDA for SGX201 for radiation enteritis.

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

We estimate, based upon published studies and reports, there to be over 100,000 patients annually in the U.S., with a comparable number in Europe, who receive abdominal or pelvic external beam radiation treatment for cancer, and these patients are at risk of developing acute and chronic radiation enteritis.

orBec® –for Treating Chronic GVHD

orBec® is a two tablet delivery system of BDP specifically designed for oral use that allows for delivery of immediate and delayed release BDP to treat the gastrointestinal manifestation of chronic GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressive drugs such as prednisone to treat chronic GI GVHD. The active ingredient in orBec® is BDP, a highly potent, topically active corticosteroid that has a local effect on inflamed tissue. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. orBec® has been awarded orphan drug designations in the U.S. and in Europe for the treatment of GI GVHD. In September 2012, we received a $300,000 two-year SBIR grant awarded by the NIH to support a Phase 2 study for the treatment of chronic GI GVHD.

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

Treatment of chronic GVHD is a challenge because it can be refractory to frontline immunosuppression. High-dose systemic corticosteroids are used with some success but carry significant toxicity. The risks of prolonged immunosuppression include local and disseminated infections; Epstein-Barr virus associated lymphoproliferative disease, hypothalamic-pituitary-adrenal (“HPA”) axis suppression, myopathy, glucose intolerance, neuropsychiatric disease and bone demineralization.

We estimate, based upon published studies and reports, there to be 6,000 patients annually in the U.S., with a comparable number in Europe that suffer from chronic GVHD.

Vaccines/BioDefense Overview

ThermoVax™ - Thermostability Technology

Soligenix’s thermostability technology, ThermoVax™, is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax™ lies in its potential ability to eliminate the need for cold-chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. The World Health Organization (“WHO”) reported that 50% of all vaccines around the world are wasted which includes thermostability issues. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. The savings realized from the elimination of cold chain costs and related product losses would in turn significantly increase the profitability of vaccine products. Elimination of the cold chain would also further facilitate the use of these vaccines in the lesser developed parts of the world. ThermoVax™ has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

ThermoVax™ development is being supported pursuant to our $9.4 million National Institute of Allergy and Infectious Diseases (“NIAID”) grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax™) vaccines. Proof-of-concept preclinical studies with ThermoVax™ indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with Soligenix’s aluminum-adjuvanted ricin toxin vaccine, RiVax™, made under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the ricin A chain, the immunogenic compound of the vaccine. When RiVax™ was kept at 40 degrees C for six months, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. Confirmatory results have extended the stability to  six months when the vaccine is kept at 40 degrees C. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C.

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

RiVax™ - Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine developed to protect against exposure to ricin toxin, and is the first ricin vaccine. With RiVax™, we are a world leader in ricin toxin vaccine research. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. Two Phase 1 human clinical trials have been completed. The development of RiVax™ has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to Soligenix and to the University of Texas Southwestern Medical Center (“UTSW”) where the vaccine originated. The second clinical trial was supported by a grant from the FDA's Office of Orphan Products to UTSW. Soligenix and UTSW have collectively received approximately $25 million in grant funding from the NIH for RiVax™. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies anticipated to protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial, sponsored by UTSW, evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum), was completed in September 2012. The results of the Phase 1B study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1B Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for large scale manufacturing and are further establishing correlates of the human immune response in non-human primates.

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

Assuming development efforts are successful for RiVax™, we believe potential government procurement contract(s) could reach $200 million.

About Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigations Bioterror report released in November 2007 entitled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations.” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf)

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

VeloThrax™ – Anthrax Vaccine

VeloThrax™ is Soligenix’s newly acquired proprietary vaccine based on a recombinant Protective Antigen (“rPA”) derivative intended for use against anthrax. Soligenix has entered into an exclusive license option with Harvard College to license VeloThrax™ (also known as DNI for dominant negative inhibitor) for a vaccine directed at the prevention of anthrax infection of humans. VeloThrax™ is a translocation-deficient mutant of PA with double mutations of K397D and D425K that impede the conformational changes necessary for endosomal membrane translocation into the cell cytoplasm. In the absence of that PA translocation step, anthrax toxin trafficking and function cease. VeloThrax™ is also considered a more immunogenic candidate than native rPA. This apparent increase in immunogenicity suggests that the DNI rPA is processed and presented to the immune system more efficiently by cellular antigen processing pathways, which is consistent with known properties of the molecule.

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

Assuming development efforts are successful for VeloThrax™, we believe potential government procurement contracts could reach $500 million.

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

OrbeShield™ – For Treating GI ARS

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

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to the clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. This is the same type of toxicity that occurs in Soligenix’s acute radiation enteritis clinical program with SGX201. As a result, there is a dual avenue of development for Soligenix, and OrbeShield™ is potentially a “dual use” compound, a desirable characteristic which is a specific priority of Biomedical Advanced Research and Development Authority (BARDA) for ARS and other medical countermeasure indications.

BARDA recently invited Soligenix to submit a full contract proposal for a potential multi-year, multi-million dollar contract to develop OrbeShield™ from its current level of technical readiness to potential FDA approval. In response, Soligenix submitted its contract proposal in February 2013. We expect a response in the second half of 2013.

The FDA has cleared the IND application for OrbeShield™ for the mitigation of morbidity and mortality associated with GI ARS. Previously, development of OrbeShield™ had been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center.

About GI ARS

ARS occurs after toxic radiation exposure and involves several organ systems, notably the bone marrow the GI tract and later the lungs. In the event of a nuclear disaster or terrorist detonation of a nuclear bomb, casualties exposed to >2 Gy are at high risk for development of clinically significant ARS. Exposure to high doses of radiation exceeding 10-12 Gy causes acute GI injury which can result in death in 5-15 days. The GI tract is highly sensitive due to the requirement for incessant proliferation of crypt stem cells and production of mucosal epithelium. The extent of injury to the bone marrow and the GI tract are the principal determinants of survival after exposure to TBI. Although the hematopoietic syndrome can be rescued by bone marrow transplantation or growth factor administration, there is no established treatment or preventive measure for the GI damage that occurs after high-dose radiation. Therefore, there is an urgent need to develop specific medical counter measures against the lethal pathophysiological manifestations of radiation-induced GI injury.

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

Stock-Based Compensation

From time to time, we issue common stock to vendors and consultants as compensation for services performed. These shares are typically issued as restricted stock, unless issued to non-affiliates under the 2005 Equity Incentive Plan, where the stock may be issued as unrestricted. The restricted stock can only have the restrictive legend removed if the shares underlying the certificate are sold pursuant to an effective registration statement, which we must file and have approved by the U.S. Securities and Exchange Commission if the shares underlying the certificate are sold pursuant to Rule 144, provided certain conditions are satisfied, or if the shares are sold pursuant to another exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2013 Compared to March 31, 2012

For the three months ended March 31, 2013, we had a net loss of $1,087,414 as compared to a net loss of $1,438,755 for same period in the prior year, representing a reduction in the net loss of $351,341 or 24%.

For the three months ended March 31, 2013, revenues and associated costs relate to NIH grants awarded in support of our development of ricin and thermostable vaccines and oral BDP. For the three months ended March 31, 2013, we had revenues of $900,354 as compared to $647,418 for the same period in the prior year, representing an increase of $252,936, or 39%. The increases in revenues were a result of increases in NIH grant revenues and the development work underlying them.

We incurred costs related to those revenues for the three months ended March 31, 2013 and 2012 of $743,657 and $556,571, respectively, representing an increase of $187,086, or 34%. These costs relate to allocated employee costs and payments made to subcontractors in connection with research performed pursuant to the grants.

Our gross profit for the three months ended March 31, 2012 was $156,697, as compared to $90,847 for the same period in 2012, representing an increase of $65,850, or 72%. The increase in gross profit follows directly from the increases in grant revenues discussed above.

Research and development spending decreased by $120,141, or 14%, to $756,653 for the three months ended March 31, 2013 as compared to $876,794 for the same period in 2012. The decrease is due to a reduction in headcount and additional allocation of employee costs pursuant to grant awards.

General and administrative expenses decreased by $167,102, or 26%, to $487,941 for the three months ended March 31, 2013, as compared to $655,043 for the same period in 2012.  The decrease is due to a reduction in headcount and outside professional services.

Financial Condition

Cash and Working Capital

As of March 31, 2013, we had cash and cash equivalents of $2,612,021 as compared to $3,356,380 as of December 31, 2012, representing a decrease of $744,359 or 22%. As of March 31, 2013, we had working capital of $1,763,848 as compared to working capital of $2,682,383 as of December 31, 2012, representing a decrease of $918,535, or 34%.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have instituted a cost reduction plan which has reduced headcount, and we will continue to reduce costs wherever possible.
●
We have approximately $3.6 million in active grant funding still available to support our associated research programs into 2014. We plan to submit additional grant applications for further support of these programs with various funding agencies.

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
●
We will pursue sale of Net Operating Losses (“NOLs”) in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $521,458 in proceeds from the sale of NJ NOL in 2012, we expect to participate in this expanded program during 2013 and beyond as the program is available; and

●
We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $3.4  million before any grant reimbursements, of which $0.6 million relates to the BioTherapeutics business and $2.8 million relates to the Vaccines/BioDefense business. We anticipate grant revenues in the next 12 months of approximately $3.1 million to offset research and development expenses, primarily for the development of our ThermoVax™ vaccine technology.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2013	2012
Research & Development Expenses
Oral BDP	$275,066	$360,070
RiVax™ and ThermoVax™ Vaccines	398,641	458,174
SGX 94	50,789	-
Other	32,157	58,550
Total	$756,653	$876,794

Reimbursed under NIH Grants
Oral BDP	$63,619	$49,813
RiVax™ and thermostable vaccines	680,038	506,758
Total	$743,657	$556,571

Grand Total	$1,500,310	$1,433,365

Contractional Obligations

The Company has commitments of approximately $368,800 as of March 31, 2013 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization milestones will occur.

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

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment. On February 15, 2012, our employment agreement with our former Chief Financial Officer was terminated.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2013	$43,800	$79,100	$122,900
2014	100,000	101,200	201,200
2015	75,000	25,000	100,000
2016	75,000	-	75,000
2017	75,000	-	75,000
Total	$368,800	$205,300	$574,100

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

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2012.  Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2013, the Company issued 11,063 shares of common stock to a consultant as partial consideration for services performed.  The per share closing price of the Company’s common stock on December 30, 2012 was $0.60.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 13, 2013, the Company issued 15,000 shares of common stock to a vender for as partial consideration for services performed.  The per share price closing price of the Company’s common stock on March 13, 2013 was $1.75.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

May 03, 2013	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

May 03, 2013	by	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.