Form 10-K/A
period 2012-12-31
SOLIGENIX, INC.
filed 2013-06-12
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendemt No. 1

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No. 000-16929

SOLIGENIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1505029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

29 EMMONS DRIVE, SUITE C-10 PRINCETON, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 538-8200
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	OTCQB

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

Soligenix, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”) filed with the U.S. Securities and Exchange Commission on February 26, 2013, solely to amend Item 15 to add Exhibit 21.1 to the list of exhibits and to file Exhibit 21.1.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Except as described above, this Amendment makes no other changes to the Original Filing and does not modify or update in any way disclosures made therein to reflect events occurring after the filing date of the Original Filing.

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

10.1
Amended and Restated 1995 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 2003). ***

10.2
License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

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

10.6	2005 Equity Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement filed December 12, 2005). ***

10.7	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).

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

10.11
Employment Agreement dated December 27, 2007, between Christopher J. Schaber, PhD and the Company (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). ***

10.12
Employment Agreement dated December 27, 2007, between Evan Myrianthopoulos and the Company (incorporated by reference to Exhibit 10.31 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). ***

10.13
Common Stock Purchase Agreement dated February 14, 2008, between the Company and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.35 included in our Registration Statement on Form S-1 filed on February 14, 2008).

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

10.19
Amendment to Employment Agreement dated as of January 4, 2011, between The Company and Evan Myrianthopoulos (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 6, 2011). ***

10.20
Employment Agreement dated as of January 31, 2011 between Kevin Horgan, M.D., and The Company (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on February 2, 2011). ***

10.21	Employment Agreement dated as of May 31, 2011, between Joseph M. Warusz and The Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 31, 2011).***

10.22
First Amendment to Employment Agreement dated as of July 12, 2011, between The Company and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).***

10.23
Second Amendment to Employment Agreement dated as of July 12, 2011, between The Company and Evan Myrianthopoulos (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 14, 2011).***

10.24
Amendment to the Collaboration and Supply Agreement dated July 26, 2011, between Sigma-Tau Pharmaceuticals, Inc. and The Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 28, 2011).

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

10.27
Separation Agreement dated February 15, 2012, between Evan Myrianthopoulos and The Company (incorporated by reference to Exhibit 10.28 included in our Registration Statement on Form S-1 (File No. 333-184762) filed on November 5, 2012). ***

10.28
First Amendment to Separation Agreement dated July 2, 2012, between Evan Myrianthopoulos and The Company (incorporated by reference to Exhibit 10.29 included in our Registration Statement on Form S-1 (File No. 333-184762) filed on November 5, 2012). ***

10.29
Amendment No. 2 to the Collaboration and Supply Agreement between the Company, Enteron and Sigma-Tau dated as of December 20, 2012 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 27, 2012). †

10.30
Warrant dated December 20, 2012 and issued to Sigma-Tau to purchase 357,069 shares of the Company’s common stock (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on December 27, 2012).

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

21.1	Subsidiaries of the Company. **

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). **

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). **

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013.
**	Filed herewith.
***	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: June 12, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date
/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive Officer and President	June 12, 2013
Christopher J. Schaber, PhD	(principal executive officer)

/s/ Keith L. Brownlie	Director	June 12, 2013
Keith L. Brownlie, CPA

/s/ Gregg A. Lapointe	Director	June 12, 2013
Gregg A. Lapointe, CPA

/s/ Robert J. Rubin	Director	June 12, 2013
Robert J. Rubin, MD

/s/ Jerome Zeldis	Director	June 12, 2013
Jerome Zeldis, MD, PhD

/s/ Joseph M. Warusz	Vice President of Finance, Acting Chief Financial Officer and Corporate Secretary	June 12, 2013
Joseph M. Warusz, CPA	(principal accounting officer)