Form 10-Q
period 2013-06-30
SOLIGENIX, INC.
filed 2013-08-12
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 7, 2013, 19,030,487 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$8,127,742	$3,356,380
Grants receivable	190,111	339,308
Prepaid expenses	194,971	140,693
Total current assets	8,512,824	3,836,381

Office furniture and equipment, net	16,139	12,995
Intangible assets, net	745,032	855,728
Total assets	$9,273,995	$4,705,104

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,364,841	$1,124,503
Warrant liability	5,177,831	-
Accrued compensation	276,613	29,495
Total current liabilities	6,819,285	1,153,998

Commitments and contingencies
Shareholders’ equity:
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,030,487 shares and
11,168,905 shares issued and outstanding in 2013 and 2012, respectively	19,030	11,169
Additional paid-in capital	129,208,632	125,820,318
Accumulated deficit	(126,772,952)	(122,280,381)
Total shareholders’ equity	2,454,710	3,551,106
Total liabilities and shareholders’ equity	$9,273,995	$4,705,104

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues, principally from grants	$632,278	$762,851	$1,532,632	$1,410,269
Cost of revenues	(527,948)	(616,330)	(1,271,605)	(1,172,901)
Gross profit	104,330	146,521	261,027	237,368

Operating expenses:
Research and development	2,140,474	500,980	2,897,127	1,377,774
General and administrative	719,740	627,218	1,207,681	1,282,261

Total operating expenses	2,860,214	1,128,198	4,104,808	2,660,035

Loss from operations	(2,755,884)	(981,677)	(3,843,781)	(2,422,667)

Other income (expense):
Change in fair value of warrant liability	(649,576)	-	(649,576)	-
Interest income, net	303	1,799	786	4,034
Net loss	$(3,405,157)	$(979,878)	$(4,492,571)	$(2,418,633)

Basic and diluted net loss per share	$(0.28)	$(0.09)	$(0.38)	$(0.22)

Basic and diluted weighted average common shares outstanding	12,259,394	11,124,359	11,720,066	11,121,814

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2013
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2012	11,168,905	$11,169	$125,820,318	$(122,280,381)	$3,551,106
Common stock issued in Unit offering, net of offering cost of $895,933	6,773,995	6,774	6,209,988	-	6,216,762
Warrants issued in Unit offering	-	-	(4,528,255)	-	(4,528,255)
Issuance of common stock to collaboration partner	1,034,483	1,034	1,498,966	-	1,500,000
Issuance of common stock to vendors	28,104	28	35,860	-	35,888
Exercise of shares from options	25,000	25	7,475	-	7,500
Stock-based compensation expense	-	-	164,280	-	164,280
Net loss	-	-	-	(4,492,571)	(4,492,571)
Balance, June 30, 2013	19,030,487	19,030	129,208,632	(126,772,952)	2,454,710

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)

	2013	2012
Operating activities:
Net loss	$(4,492,571)	$(2,418,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	113,566	108,753
Common stock and warrants issued in exchange for services	1,535,888	3,000
Change in fair value of warrant liability	649,576	-
Restricted stock issued to employee	-	10,000
Stock-based compensation	164,280	235,002
Change in operating assets and liabilities:
Grants receivable	149,197	122,874
Other receivable	-	574,157
Prepaid expenses	(54,278)	(54,216)
Accounts payable	240,338	(83,987)
Accrued compensation	247,118	(57,575)
Total adjustments	3,045,685	858,008
Net cash used in operating activities	(1,446,886)	(1,560,625)

Investing activities:
Purchase of office equipment	(6,014)	(4,755)
Net cash used in investing activities	(6,014)	(4,755)

Financing activities:
Proceeds from sale of common stock	6,216,762	-
Proceeds from exercise of options	7,500	-
Net cash provided by financing activities	6,224,262	-

Net increase / (decrease) in cash and cash equivalents	4,771,362	(1,565,380)
Cash and cash equivalents at beginning of period	3,356,380	5,996,668
Cash and cash equivalents at end of period	$8,127,742	$4,431,288

Supplemental disclosure of non cash investing and financing activities:

Warrant issued in Unit Offering	$4,528,255	$-

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”, “we” or “us”) is a clinical stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat serious inflammatory diseases and biodefense countermeasures where there remains an unmet medical need. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense. Soligenix’s BioTherapeutics business segment is developing proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/ treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203), acute radiation enteritis (SGX201) and chronic Graft-versus-Host disease (orBec®), as well as developing our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis. Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, and VeloThrax™, our anthrax vaccine, and OrbeShield™, our gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic. The advanced development of these vaccine programs is currently supported by the Company’s heat stabilization technology, known as ThermoVax™, under existing and on-going grant funding.

The Company generates revenues under four active grants primarily from the National Institutes of Health (“NIH”).

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability. Results for the quarter ended June 30, 2013 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of June 30, 2013, the Company had cash and cash equivalents of $8,127,742 as compared to $3,356,380 as of December 31, 2012, representing an increase of $4,771,362 or 142%. As of June 30, 2013, the Company had working capital of $6,871,370, which excludes the non-cash warranty liability of $5,177,831, as compared to working capital of $2,682,283 as of December 31, 2012, representing an increase of $4,189,087, or 156%. The increase in cash and working capital was primarily the result of the receipt of net proceeds of $6,216,762 received from our registered public offering partially offset by cash used in operating activities during the six month period.   For the six months ended June 30, 2013, the Company’s cash used in operating activities was $1,446,886 as compared to $1,560,625 for the same period in 2012, representing a decrease of $113,739, or 7%.

Management’s business strategy can be outlined as follows:

●	Initiate a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 2/3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
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

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and acquisition strategies, an example of which is the recently announced collaboration with Intrexon Corporation.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from grant programs and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the first quarter of 2015.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●
The Company has approximately $2.3 million in active grant funding still available to support its associated research programs through 2014. The Company plans to submit additional grant applications for further support of its programs with various funding agencies.

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●
The Company will pursue sale of Net Operating Losses (“NOLs”) in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $521,458 in proceeds pursuant to NOL sales in 2012, the Company expects to participate in the program during 2013 and beyond; and

●
The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company evaluates equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Grants Receivable

Grants receivable consist of unbilled amounts due from various grants from the NIH for costs incurred under reimbursement contracts prior to the period end. The amounts were billed to the NIH in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not incur any capitalizable patent related costs during the six months ended June 30, 2013 and 2012.

Impairment of Long-Lived Assets

Office furniture, equipment and intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgment.

The Company did not record any impairment of long-lived assets for the six months ended June 30, 2013 or 2012.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on June 30, 2013. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

●
Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2includes financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including volatility factors, current market prices and contractual prices for the underlying financial instruments. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

●
Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments.  The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the offering were accounted for as derivatives.  See Note 4, Warrant Liabilities.

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

The Company issued 26,000 and 100,000 options during the six months ending June 30, 2013 and 2012, respectively.

The fair value of options granted are estimated using the Black-Scholes option pricing model utilizing the following assumptions and are amortized ratably over the option vesting periods, which approximates the service period:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 167% and 160% for 2013 and 2012, respectively;
●	forfeitures at rate of 12%; and
●	risk-free interest rates of 1.09% and 0.51% in 2013 and 2012, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2013 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2013 and 2012. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2013 or 2012. Tax years beginning in 2010 for federal purposes are generally subject to examination by the taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

	Three Months Ended June 30,
	2013			2012
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(3,405,157)	12,259,394	$(0.28)	$(979,878)	11,124,359	$(0.09)

	Six Months Ended June 30,
	2013			2012
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(4,492,571)	11,720,066	$(0.38)	$(2,418,633)	11,121,814	$(0.22)

Shares issuable upon the exercise of options and warrants outstanding at June 30, 2013 and 2012 were 1,447,474 and 1,596,898 shares issuable upon the exercise of outstanding stock options, and 7,923,838 and 2,576,341 shares issuable upon the exercise of outstanding warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2013 were $3.16 and $2.18 per share, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2012 were $3.50 and $4.32 per share, respectively. No options or warrants were included in the 2013 and 2012 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and stock options and the recovery of the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2013
Licenses	7.2	$462,234	$265,528	$196,706
Patents	3.0	1,893,185	1,344,859	548,326
Total	3.8	$2,355,419	$1,610,387	$745,032
December 31, 2012
Licenses	7.7	$462,234	$252,019	$210,215
Patents	3.3	1,893,185	1,247672	645,513
Total	4.2	$2,355,419	$1,499,691	$855,728

Amortization expense was $55,654 and $55,208 for the three months ended June 30, 2013 and 2012, respectively and $110,696 and $101,845 for the six months ended June 30, 2013 and 2012, respectively.

Based on the balance of licenses and patents at June 30, 2013, the expected annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2013	$222,800
2014	$222,800
2015	$133,000
2016	$61,800
2017	$20,800

Note 4. Warrant Liabilities

Warrants issued in connection with the Company’s registered public offering contain provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) and contain net settlement provisions. The Company accounts for these warrants as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant if a company issues equity shares for a price that is lower than the exercise or conversion price of  the warrants. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The Company recognizes these warrants as liabilities at their fair value on the date of grant and remeasures them at fair value on each reporting date.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013. The initial warrant liability recognized on the related warrants totaled $4,528,255, which was based on the June 25, 2013 closing price of a share of our common stock as reported on OTC Markets of $0.96. On June 30, 2013, the closing price of our common stock as reported on OTC Markets was $1.06. Due to the fluctuations in the market value of our common stock from June 25, 2013 through June 30, 2013, we recognized a non-cash charge of $649,576 for the change in the fair value of the warrant liability.

The assumptions used in connection with the valuation of warrants issued were as follows:

	June 30, 2013	Initial Measurement June 25, 2013
Number of shares underlying the warrants	5,080,500	5,080,500
Exercise price	$1.65	$1.65
Volatility	140%	140%
Risk-free interest rate	1.49%	1.49%
Expected dividend yield	0	0
Expected warrant life (years)	5	5
Stock Price	$1.06	$0.96

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the six months ended June 30, 2013 for the financial liability categorized as Level 3 as of June 30, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	March 31, 2013	Initial Measurement	Increase in Fair Value	June 30, 2013
2013 Warrant	-	$4,528,255	$649,576	$5,177,831

Note 5. Income Taxes

The Company had NOLs at December 31, 2012 of approximately $79,454,000 for federal tax purposes and approximately $9,478,000 of New Jersey NOL carry forwards remaining after the sale of unused NOL carry forwards, portions of which are currently expiring each year until 2031. In addition, the Company had $2,860,000 of various tax credits that started expiring in December 2012 and will continue to expire through December 2030. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to Federal income tax assessment for years before 2010 for federal and 2009 for New Jersey income tax assessment. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

The Company has no tax provision for the three and six month periods ended June 30, 2013 and 2012 due to losses incurred and full valuation allowances recorded against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the six months ended June 30, 2013, the Company issued the following shares of common stock:

●
On June 25, 2013, the Company completed a public unit offering consisting of one share of common stock and an additional warrant of 0.75 share of common stock.  The Company issued 6,773,995 shares of common stock  which included 5,080,500 five-year warrants at an exercise price of $1.65;

●	1,034,483 shares of common stock issued to Intrexon Corporation in connection with an exclusive channel collaboration;
●	25,000 shares of common stock issued upon the exercise of vested stock options;
●	28,104 shares of common stock issued to vendors as partial consideration for services performed.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $362,500 as of June 30, 2013 for several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2013	$37,500	$53,000	$90,500
2014	100,000	101,100	201,100
2015	75,000	24,900	99,900
2016	75,000		75,000
2017	75,000	-	75,000
Total	$362,500	$179,000	$541,500

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2013	2012
Revenues, Principally from Grants
Vaccines/BioDefense	$588,496	$710,237
BioTherapeutics	43,782	52,614
Total	$632,278	$762,851

Loss from Operations
Vaccines/BioDefense	$(1,532,472)	$(2,144)
BioTherapeutics	(530,640)	(481,817)
Corporate	(692,772)	(497,716)
Total	$(2,755,884)	$(981,677)
Amortization and Depreciation Expense
Vaccines/BioDefense	$27,968	$24,954
BioTherapeutics	28,675	25,892
Corporate	424	562
Total	$57,067	$51,408

Other Income /(Expense), Net
Corporate	$(649,273)	$1,799

Stock-Based Compensation
Vaccines/BioDefense	$11,128	$2,130
BioTherapeutics	25,905	56,194
Corporate	47,755	59,064
Total	$84,788	$117,388

	Six Months Ended June 30,
	2013	2012
Revenues, Principally from Grants
Vaccines/BioDefense	$1,418,345	$1,307,842
BioTherapeutics	114,287	102,427
Total	$1,532,632	$1,410,269

Income (Loss) from Operations
Vaccines/BioDefense	$(1,563,467)	$(130,509)
BioTherapeutics	(988,266)	(1,207,859)
Corporate	(1,292,048)	(1,084,299)
Total	$(3,843,781)	$(2,422,667)

Amortization and Depreciation Expense
Vaccines/BioDefense	$55,635	$52,951
BioTherapeutics	57,070	54,733
Corporate	861	1,069
Total	$113,566	$108,753

Other Income /(Expense), Net
Corporate	$(648,790)	$4,034

Stock-Based Compensation
Vaccines/BioDefense	$22,249	$4,260
BioTherapeutics	46,941	112,614
Corporate	95,090	118,128
Total	$164,280	$235,002

	As of June 30, 2013	As of December 31, 2012

Identifiable Assets
Vaccines/BioDefense	$470,414	$628,494
BioTherapeutics	466,498	566,111
Corporate	8,337,083	3,510,499
Total	$9,273,995	$4,705,104

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, and Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2012. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (“SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the “SEC” that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, VeloThraxTM, our anthrax vaccine, and OrbeShieldTM, our gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic. The advanced development of our vaccine programs is currently supported by our heat stabilization technology, known as ThermoVaxTM, under existing and on-going government grant funding. We also recently announced a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize human monoclonal antibody therapies to treat melioidosis.

An outline for our business strategy follows:

●	Initiate a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 2/3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
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

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and BioDefense programs through grants, contracts and/or procurements; and
●	Explore other business development and merger/acquisition strategies, an example of which is our recently announced collaboration with Intrexon.

We were incorporated in Delaware in 1987. Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
SGX942	Oral Mucositis in Head and Neck Cancer	IND clearance and Phase 2 trial planned for the second half of 2013, with data expected in the second half of 2014

SGX203	Pediatric Crohn’s disease
Phase 1/2 clinical trial completed June 2013, data pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;
Phase 2/3 clinical trial planned for the second half of 2013, with data expected in the second half of 2014

SGX201	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated Phase 2 trial planned for the first half of 2014, with data expected in the first half of 2015

orBec®	Treatment of Chronic GI GVHD	Phase 2 trial planned for the second half of 2013, with data expected in the second half of 2014

Vaccine Thermostability Platform

Soligenix Product	Indication	Stage of Development
ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

Vaccines/BioDefense Products

Soligenix Product	Indication	Stage of Development
RiVaxTM	Vaccine against Ricin Toxin Poisoning	Phase 1B trial enrollment complete; safety and neutralizing antibodies for protection demonstrated Phase 2 trial planned for the first half of 2014

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical Phase 1 clinical trial planned for second half of 2014

OrbeShield™	Therapeutic against GI ARS	Follow-on pre-clinical study initiated; Initial pre-clinical study complete; successful protection observed in canine

SGX943/SGX101	Melioidosis	Pre-clinical

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

We have a strong worldwide IP position on SGX94 and related analogs including composition of matter. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of UBC and approximately $40 million has been invested towards its development to date, inclusive of government grants.

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

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is poised to start a Phase 2 clinical study in oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received Fast Track designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA in the first half of 2013.  Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a New Drug Application (“NDA”) for SGX942 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review, which implies an abbreviated review time of six months.

About Oral Mucositis

Mucositis is the clinical term for damage done to the mucosa by anticancer therapies. It can occur in any mucosal region, but is most commonly associated with the mouth, followed by the small intestine. We estimate, based upon our review of historic studies and reports, and an interpolation of data on the incidence of mucositis, that mucositis affects approximately 500,000 people in the U.S. per year and occurs in 40% of patients receiving chemotherapy. Mucositis can be severely debilitating and can lead to infection, sepsis, the need for parenteral nutrition and narcotic analgesia. The gastro-intestinal damage causes severe diarrhea. These symptoms can limit the doses and duration of cancer treatment, leading to sub-optimal treatment outcomes.

The mechanisms of mucositis have been extensively studied and have been recently linked to the interaction of chemotherapy and/or radiation therapy with the innate defense system. Bacterial infection of the ulcerative lesions is now regarded as a secondary consequence of dysregulated local inflammation triggered by therapy-induced cell death, rather than as the primary cause of the lesions.

We estimate, based upon our review of historic studies and reports, and an interpolation of data on the incidence of oral mucositis, that oral mucositis is a subpopulation of approximately 90,000 patients in the U.S., with a comparable number in Europe. Oral mucositis almost always occurs in patients with head and neck cancer treated with radiation therapy (>80% incidence of severe mucositis) and is common (40-100% incidence) in patients undergoing high dose chemotherapy and hematopoietic cell transplantation, where the incidence and severity of oral mucositis depends greatly on the nature of the conditioning regimen used for myeloablation.

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

SGX203 –for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has awarded SGX203 Orphan Drug designation as well as Fast Track designation for the treatment of pediatric Crohn's disease.

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

Crohn's disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn's disease develop symptoms before 20 years of age. We estimate, based upon our review of historic published studies and reports and an interpolation of data on the incidence of Pediatric Crohn’s disease,, that Pediatric Crohn's disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion (~40%) of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

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

SGX201 –  for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. We completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year Small Business Innovation and Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). We are currently working with our Radiation Enteritis medical advisory board to determine potential next steps forward with the clinical development program.

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

Patients with acute enteritis may have nausea, vomiting, abdominal pain and bleeding, among other symptoms. Some patients may develop dehydration and require hospitalization. With diarrhea, the gastrointestinal tract does not function normally, and nutrients such as fat, lactose, bile salts, and vitamin B 12 are not well absorbed.

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

We estimate, based upon our review of historic published studies and reports, and an interpolation of data on the treatment courses and incidence of cancers occurring in the abdominal and pelvic regions, there to be over 100,000 patients annually in the U.S., with a comparable number in Europe, who receive abdominal or pelvic external beam radiation treatment for cancer, and these patients are at risk of developing acute and chronic radiation enteritis.

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

We estimate, based upon our review of historic published studies and reports and an interpolation of data on the incidence of chronic GVHD, there to be 6,000 patients annually in the U.S., with a comparable number in Europe that suffer from chronic GVHD.

Vaccines/BioDefense Overview

ThermoVax™  – Thermostability Technology

Our thermostability technology, ThermoVax™, is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax™ lies in its potential ability to eliminate the need for cold-chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius  (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. The savings realized from the elimination of cold chain costs and related product losses would in turn significantly increase the profitability of vaccine products. Elimination of the cold chain would also further facilitate the use of these vaccines in the lesser developed parts of the world. ThermoVax™ has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

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

ThermoVax™ is the subject of U.S. patent application number 8,444,991 issued  on May 22, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and also U.S. patent application number 13/474,661 filed May 17, 2012 titled “Thermostable Vaccine Compositions and Methods of Preparing Same.” These patents and their corresponding foreign filings are pending and licensed to Soligenix by the University of Colorado (“UC”) and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable vaccines for biodefense as well as other potential vaccine indications.

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

RiVax™ is the subject of three issued U.S. patent numbers 6,566,500, 6,960,652, and 7,829,668, all titled "Compositions and methods for modifying toxic effects of proteinaceous compounds." This patent family includes composition of matter claims for the modified ricin toxin A chain which is the immunogen contained in RiVax™, and issued in 2003, 2005 and 2010 respectively. The initial filing date of these patents is March 2000 and they are expected to expire in March 2020. The issued patents contain claims that describe alteration of sequences within the ricin A chain that affect vascular leak, one of the deadly toxicities caused by ricin toxin. Another U.S. patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin,” was filed in October of 2000 and is expected to expire in October 2020. RiVax™ has also been granted Orphan Drug designation by the FDA for the prevention of ricin intoxication.

Assuming development efforts are successful for RiVax™, we believe potential government procurement contract(s) could reach $200 million.

About Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigations Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf).

The Centers for Disease Control has classified ricin toxin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. The recent ricin threat to government officials has heightened the awareness of this toxic threat. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

In January of 2012, a Request for Information (“RFI”) was issued by the Chemical Biological Medical Systems – Joint Vaccine Acquisition Program of the Department of Defense (“DoD”). This RFI was titled “Development of a Ricin Toxin Vaccine to FDA Approval”, and marks the first time any agency of the U.S. government has specifically indicated an interest in development of a vaccine against ricin toxin. We intend to pursue this avenue of funding to the fullest extent.

VeloThrax™ – Anthrax Vaccine

VeloThrax™ is our newly acquired proprietary vaccine based on a recombinant Protective Antigen (“rPA”) derivative intended for use against anthrax. Soligenix has entered into an exclusive license option with Harvard College to license VeloThrax™ (also known as DNI for dominant negative inhibitor) for a vaccine directed at the prevention of anthrax infection of humans. VeloThrax™ is a translocation-deficient mutant of PA with double mutations of K397D and D425K that impede the conformational changes necessary for endosomal membrane translocation into the cell cytoplasm. In the absence of that PA translocation step, anthrax toxin trafficking and function cease. VeloThrax™ is also considered a more immunogenic candidate than native rPA. This apparent increase in immunogenicity suggests that the DNI rPA is processed and presented to the immune system more efficiently by cellular antigen processing pathways, which is consistent with known properties of the molecule.

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

The overall objective of the VeloThrax™ program is to rapidly and efficiently develop a next generation anthrax vaccine which combines a well-established, safe and relatively low risk vaccine development and dosing approach with targeted, proven innovative strategies. VeloThrax™ will potentially be a combination of a stable, readily manufactured mutant rPA subunit antigen with next generation, clinically compatible adjuvants which have been demonstrated to enhance potency and reduce the time and number of vaccine doses required to achieve protective titer using a variety of vaccine antigens. This blend of proven yet innovative technologies will provide the Public Health Emergency Medical Countermeasures Enterprise (“PHEMCE”) and the DoD with a safe and stable alternative to the existing licensed anthrax vaccine product. Soligenix also proposes to adapt newly developed glassification technology (initially developed under an ongoing NIAID grant to stabilize exceptionally unstable ricin toxin/adjuvant formulations) to enable a thermostable, dried, single vial, pre-formulated adjuvanted rPA vaccine which is suitable for both long term storage and field use without typical cold chain constraints.

Assuming development efforts are successful for VeloThrax™, we believe potential government procurement contract(s) could reach $500 million.

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

OrbeShield™ has demonstrated positive preclinical results in a canine GI ARS model which indicate that dogs treated with OrbeShield™ demonstrated statistically significant (p=0.04) improvement in survival with dosing at either two hours or 24 hours after exposure to lethal doses of total body irradiation (“TBI”) when compared to control dogs. OrbeShield™ appears to significantly mitigate the damage to the GI epithelium caused by exposure to high doses of radiation using a well-established canine model of GI ARS.

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

The FDA has cleared the IND application for OrbeShield™ for the mitigation of morbidity and mortality associated with GI ARS. Previously, development of OrbeShield™ had been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield™ for the treatment of acute GI ARS. The FDA has awarded OrbeShield™ Orphan Drug and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

Assuming development efforts are successful for OrbeShield™, we believe potential government procurement contract(s) could reach as much as $450 million.

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

SGX943/SGX101– for Treating Melioidosis

SGX943 is the research name for the finished drug product, containing the active ingredient SGX94, which is being studied in melioidosis.  A preliminary study with SGX943 has demonstrated efficacy.  Further preclinical studies are planned with the pursuit of grant applications funding.  Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), it is particularly relevant for antibiotic-resistant bacteria.  The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work.  Thus, SGX943 may represent a much-needed novel and additive therapy for melioidosis.

SGX 101 is the research name for the human monoclonal antibody therapy for the treatment of melioidosis based upon Intrexon’s advanced human antibody discovery, isolation, and production technologies.

About Melioidosis

Melioidosis is a potentially fatal infection caused by the Gram-negative bacillus, Burkholderia pseudomallei (“Bp”). Highly resistant to many antibiotics, Bp can cause an acute disease characterized by a fulminant pneumonia and a chronic condition that can recrudesce.  There is no preventive vaccine or effective immunotherapy for melioidosis.  Therefore, there is a significant medical need for improved prevention and therapy.

Bp infection (melioidosis) is a major public health concern in the endemic regions of Southeast Asia and Northern Australia. Moreover, the organism has a worldwide distribution and the full extent of global spread is likely underestimated.  In Northeast Thailand, which has the highest incidence of melioidosis recorded in the world, the mortality rate associated with Bp infection is over 40 percent, making it the third most common cause of death from infectious disease in that region after HIV/AIDS and tuberculosis. Bp activity is seen in Southeast Asia, South America, Africa, the Middle East, India, and Australia. The highest pockets of disease activity occur in Northern Australia and Northeast Thailand with increasing recognition of disease activity in coastal regions of India.  Melioidosis has been under recognized and is likely to be under-reported in China.

Beyond its public health significance, Bp and the closely-related Burkholderia mallei (“Bm”) are considered possible biological warfare agents by the DHHS because of the potential for widespread dissemination through aerosol. Bp like its relative Bm, the cause of Glanders, was studied by the U.S. as a potential biological warfare agent, but was never weaponized.  It has been reported that the Soviet Union was also experimenting with Bp as a biological warfare agent.   Both Bp and Bm have been designated high priority threats by the DHHS in its PHEMCE Strategy released in 2012 and are classified as Category B Priority Pathogens by NIAID.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current products in both the domestic and international markets. We believe that patent rights are one of our most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industrial partners. These rights can also be sold or sub-licensed as part of our strategy to partner our products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve, maintain and perhaps extending the lives of the patents. We capitalize such costs and amortize intangibles over their expected useful life - generally a period of 11 to 16 years.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2013 Compared to June 30, 2012

For the three months ended June 30, 2013, we had a net loss of $3,405,157 as compared to a net loss of $979,878 for the same period in the prior year, representing an increase in the net loss of $2,425,279 or 248%. For the six months ended June 30, 2013, we had a net loss of $4,492,571 as compared to a net loss of $2,418,633 for the same period in the prior year, representing an increase of $2,073,938 or 86%.  Included in the net loss for the three months and six months ended June 30, 2013, is a non-cash charge of $649,576 which represents the change in the fair value of the warrant liability related to warrants issued in connection with our recent registered public offering.

For the three and six months ended June 30, 2013, revenues and associated costs related to NIH grants awarded which supported development of our thermostable vaccines and orBec®. For the three months ended June 30, 2013, we had revenues of $632,278 as compared to $762,851 for the same period in the prior year, representing a decrease of $130,573 or 17%. For the six months ended June 30, 2013, we had revenues of $1,532,632 as compared to $1,410,269 for the same period in the prior year, representing an increase of $122,363 or 9%. The changes in revenues during both periods were a result of timing of grant activity impacting our NIH grant drawdowns and the associated development work underlying them.

We incurred costs related to those revenues for the three months ended June 30, 2013 and 2012 of $527,948 and $616,330, respectively, representing a decrease of $88,382, or 14%. For the six months ended June 30, 2013, costs related to revenues were $1,271,605 as compared to $1,172,901 for the same period in the prior year, representing an increase of $98,704, or 8%. These costs relate to payments made to subcontractors in connection with research performed pursuant to the grants. The fluctuations are due to the development activity performed on the NIH grants discussed above.

Our gross profit for the three months ended June 30, 2013 was $104,330 as compared to $146,521 for the same period in 2012, representing a decrease of $42,191 or 29%. The decrease in gross profit is directly related to a decrease in grant revenue. For the six months ended June 30, 2013, gross profit was $261,027 as compared to $237,368 for the same period in the prior year representing an increase of $23,659 or 10%. The increase in gross profit is attributable to our increase in grant revenue.

Research and development expenses increased by $1,639,494 to $2,140,474 for the three months ended June 30, 2013 as compared to $500,980 for the same period in 2012. For the six months ended June 30, 2013, research and development expenses were $2,897,127 compared to $1,377,774 for the same period in 2012, reflecting an increase of $1,519,353. The significant increase for both the three months and six months ended June 30, 2013, was a result of the exclusive channel collaboration agreement entered into with Intrexon Corporation under which we issued common stock with a value of $1,500,000 and costs related to the Phase 1/2 trial for Pediatric Crohn’s.

Financial Condition

Cash and Working Capital

As of June 30, 2013, we had cash and cash equivalents of $8,127,742 as compared to $3,356,380 as of December 31, 2012, representing an increase of $4,771,362 or 142%. As of June 30, 2013, we had working capital of $6,871,370, which excludes a non cash warranty liability of $5,177,831, as compared to working capital of $2,682,383 as of December 31, 2012, representing an increase of $4,188,987 or 156%. The increase in cash and working capital was primarily the result of net proceeds of $6,216,762 received from our registered public offering partially offset by $1,446,886 of cash used in operating activities over the six month period ended June 30, 2013.

Based on cash on hand, our current rate of cash outflows, proceeds from our grant-funded programs, and expected proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that our cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures into the first quarter 2015.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●
We have approximately $2.3 million in active grant funding still available to support our associated research programs into 2014. We plan to submit additional grant applications for further support of these programs with various funding agencies.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $5.8 million before any grant reimbursements, of which $4.4 million relates to the BioTherapeutics business and $1.4 million relates to the Vaccines/BioDefense business. We anticipate grant revenues in the next 12 months of approximately $2.0 million to offset research and development expenses, primarily for the development of our ThermoVax™ vaccine technology.

The table below details our costs for research and development by program and amounts reimbursed under grants for the six months ended June 30:

	2013	2012
Research & Development Expenses
Oral BDP	$635,730	$516,982
RiVax™ and ThermoVax™ Vaccines	598,155	743,918
SGX 94	94,052	-
SGX 943/SGX101	1,500,000	-

Other	69,190	116,874
Total	$2,897,127	$1,377,774

Reimbursed under NIH Grants
Oral BDP	$101,176	$98,828
RiVax™ and thermostable vaccines	1,170,429	1,074,073
Total	1,271,605	1,172,901

Grand Total	$4,168,732	$2,550,675

Contractual Obligations

The Company has commitments of approximately $362,500 as of June 30, 2013 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization milestones will occur.

On February 7, 2012, we entered into a lease agreement through March 31, 2015 for our existing office space. The rent for the first 12 months is approximately $8,000 per month, or approximately $18.25 per square foot on an annualized basis. This rent increases to approximately $8,310 per month, or approximately $19.00 per square foot on an annualized basis, for the remaining 24 months.

In February 2007, the Company’s Board of Directors authorized the issuance of the following shares to Dr. Schaber and Dr. Brey, upon the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of its assets are transferred from us and/or our stockholders to a third party: 50,000 common shares to Dr. Schaber and 10,000 common shares to Dr. Brey. The employment agreement with Dr. Schaber has been amended to reflect this obligation.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2013	$37,500	$53,000	$90,500
2014	100,000	101,100	201,100
2015	75,000	24,900	99,900
2016	75,000	-	75,000
2017	75,000	-	75,000
Total	$362,500	$179,000	$541,500

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2013, the Company issued 2,041 shares of common stock to a consultant as partial consideration for services performed.  The per share closing price of the Company’s common stock on March 28, 2013 was $1.47, which was the date on which the liability was recognized.

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

SOLIGENIX, INC.

August 12, 2013	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

August 12, 2013	By	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002