Form 10-Q
period 2013-09-30
SOLIGENIX, INC.
filed 2013-11-12
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

As of November 7, 2013, 19,152,630 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$6,582,556	$3,356,380
Grants receivable	161,835	339,308
Prepaid expenses	198,060	140,693
Total current assets	6,942,451	3,836,381

Office furniture and equipment, net	18,830	12,995
Intangible assets, net	688,766	855,728
Total assets	$7,650,047	$4,705,104

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,214,585	$1,124,503
Warrant liability	9,975,899	-
Accrued compensation	55,554	29,495
Total current liabilities	11,246,038	1,153,998

Shareholders’ equity (deficiency):
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,152,630 shares and 11,168,905 shares issued and outstanding in 2013 and 2012, respectively	19,152	11,169
Additional paid-in capital	129,717,665	125,820,318
Accumulated deficit	(133,332,808)	(122,280,381)
Total shareholders’ equity (deficiency)	(3,595,991)	3,551,106
Total liabilities and shareholders’ equity (deficiency)	$7,650,047	$4,705,104

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues, principally from grants	$312,491	$931,627	$1,845,123	$2,341,896
Cost of revenues	(245,864)	(761,628)	(1,517,469)	(1,934,529)
Gross profit	66,627	169,999	327,654	407,367

Operating expenses:
Research and development	1,216,559	371,338	4,113,686	1,749,112
General and administrative	710,730	558,877	1,918,411	1,841,138

Total operating expenses	1,927,289	930,215	6,032,097	3,590,250

Loss from operations	(1,860,662)	(760,216)	(5,704,443)	(3,182,883)

Other income (expense):
Change in fair value of warrant liability	(4,699,846)	-	(5,349,422)	-
Interest income, net	652	1,250	1,438	5,284
Net loss	$(6,559,856)	$(758,966)	$(11,052,427)	$(3,177,599)

Basic and diluted net loss per share	$(0.34)	$(0.07)	$(0.78)	$(0.29)

Basic and diluted weighted average common shares outstanding	19,040,339	11,138,373	14,160,157	11,127,374

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
For the Nine Months Ended September 30, 2013
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2012	11,168,905	$11,169	$125,820,318	$(122,280,381)	$3,551,106
Common stock issued in Unit offering, net of offering cost of $895,933	6,773,995	6,774	6,209,988	-	6,216,762
Warrants issued in Unit offering	-	-	(4,827,788)	-	(4,827,788)

Issuance of common stock to collaboration partner	1,034,483	1,034	1,498,966	-	1,500,000
Issuance of common stock to vendors	43,104	43	59,545	-	59,588

Issuance of shares from exercise of stock options and warrants	132,143	132	385,465	-	385,597
Stock-based compensation expense	-	-	571,171	-	571,171
Net loss	-	-	-	(11,052,427)	(11,052,427)
Balance, September 30, 2013	19,152,630	$19,152	$129,717,665	$(133,332,808)	$(3,595,991)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2013	2012
Operating activities:
Net loss	$(11,052,427)	$(3,177,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	171,666	172,785
Common stock and warrants issued in exchange for services	1,559,588	15,000
Change in fair value of warrant liability	5,349,422	-
Restricted stock issued to employee	-	10,000
Stock-based compensation	571,171	382,774
Change in operating assets and liabilities:
Grants receivable	177,473	123,900
Other receivable	-	574,157
Prepaid expenses	(57,367)	(13,759)
Accounts payable	90,082	(279,833)
Accrued compensation	26,059	(100,940)
Total adjustments	7,888,094	884,084
Net cash used in operating activities	(3,164,333)	(2,293,515)

Investing activities:

Purchase of office equipment	(10,539)	(4,755)
Net cash used in investing activities	(10,539)	(4,755)

Financing activities:
Proceeds from sale of common stock, net	6,216,762	-
Proceeds from exercise of warrants and options	184,286	-
Net cash provided by financing activities	6,401,048	-

Net increase (decrease) in cash and cash equivalents	3,226,176	(2,298,270)
Cash and cash equivalents at beginning of period	3,356,380	5,996,668
Cash and cash equivalents at end of period	$6,582,556	$3,698,398

Supplemental disclosure of non cash investing and financing activities:
Warrants issued in Unit Offering	$4,827,788	$-
Reclassification of warrant liability to additional paid in capital relating to warrants exercised	$201,311	$-

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability. Results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of September 30, 2013, the Company had cash and cash equivalents of $6,582,556 as compared to $3,356,380 as of December 31, 2012, representing an increase of $3,226,176 or 96%. As of September 30, 2013, the Company had working capital of $5,672,312, which excludes the non-cash warrant liability of $9,975,899, as compared to working capital of $2,682,383 as of December 31, 2012, representing an increase of $2,989,929, or 111%. The increase in cash and working capital was primarily the result of the receipt of net proceeds of $6,216,762 received from our registered public offering offset by cash used in operating activities during the nine month period. For the nine months ended September 30, 2013, the Company’s cash used in operating activities was $3,164,333 as compared to $2,293,515 for the same period in 2012, representing an increase of $870,818, or 38%. This increase is primarily related to the Company’s activities in preparation for initiating clinical trials in SGX942 for the treatment of oral mucositis, and SGX203 for the treatment of pediatric Crohn’s disease.

Management’s business strategy can be outlined as follows:

●	Initiate a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 2/3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
●
Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis and treatment of chronic graft –versus host disease (“GI GVHD”);

●
Develop RiVax™ and VeloThrax™ in combination with our proprietary vaccine heat stabilization technology known as ThermoVax™ to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and acquisition strategies, an example of which is the recently announced collaboration with Intrexon Corporation.

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

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●
The Company has approximately $34.6 million in active government contract and grant funding still available to support its associated research programs through 2018. The Company plans to submit additional grant applications for further support of its programs with various funding agencies.

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●
The Company will pursue the sale of Net Operating Losses (“NOLs”) in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $521,458 in proceeds pursuant to NOL sales in 2012, the Company expects to participate in the program during 2013 and beyond.

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

The Company did not incur any capitalizable patent related costs during the nine months ended September 30, 2013 and 2012.

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

The Company did not record any impairment of long-lived assets for the nine months ended September 30, 2013 or 2012.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on September 30, 2013. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

●
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models consider various assumptions, including volatility factors, current market prices and contractual prices for the underlying financial instruments. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Revenue Recognition

Principally the Company’s revenues are generated from government contracts, grants and revenues from licensing activities and the achievement of licensing milestones (in prior periods). Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

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

Stock-Based Compensation

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors upon re-election vest quarterly for a period of one year (new director issuances are fully vested upon issuance). Stock options issued to employees vest 25% on issuance and then in equal quarterly amounts for the next three years. These options have a ten year life for as long as the individuals remain employees or directors. In general when an employee or director terminates their position the options will expire within three months, unless otherwise extended by the Board.

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

The Company granted 501,600 and 100,000 options during the nine months ended September 30, 2013 and 2012, respectively.

The fair value of options granted are estimated using the Black-Scholes option pricing model utilizing the following assumptions and are amortized ratably over the option vesting periods, which approximates the service period:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 165% - 167% and 160% for 2013 and 2012, respectively;
●	forfeitures at rate of 12%; and
●	risk-free interest rates of 0.96% - 1.17% and 0.51% in 2013 and 2012, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2013 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2013 and 2012. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2013 or 2012. Tax years beginning in 2010 for federal purposes are generally subject to examination by the taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

	Three Months Ended September 30,
	2013			2012
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(6,559,856)	19,040,339	$(0.34)	$(758,966)	11,138,373	$(0.07)

	Nine Months Ended September 30,
	2013			2012
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(11,052,427)	14,160,157	$(0.78)	$(3,177,599)	11,127,374	$(0.29)

Shares issuable upon the exercise of options and warrants outstanding at September 30, 2013 and 2012 were 1,915,324 and 1,475,224 shares issuable upon the exercise of outstanding stock options, and 8,152,776 and 2,707,819 shares issuable upon the exercise of outstanding warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2013 were $2.58 and $2.17 per share, respectively. No options or warrants were included in the 2013 and 2012 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
September 30, 2013
Licenses	7.0	$462,234	$272,391	$189,843
Patents	2.8	1,893,185	1,394,262	498,923
Total	3.6	$2,355,419	$1,666,653	$688,766
December 31, 2012
Licenses	7.7	$462,234	$252,019	$210,215
Patents	3.3	1,893,185	1,247672	645,513
Total	4.2	$2,355,419	$1,499,691	$855,728

Amortization expense was $56,266 and $62,384 for the three months ended September 30, 2013 and 2012, respectively, and $166,962 and $167,573 for the nine months ended September 30, 2013 and 2012, respectively.

Based on the balance of licenses and patents at September 30, 2013, the expected annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
2013	$222,800
2014	$213,200
2015	$61,800
2016	$61,800
2017	$20,800

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

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013. The initial warrant liability recognized on the related warrants totaled $4,827,788, which was based on the June 25, 2013 closing price of a share of our common stock as reported on OTC Markets of $0.96. On September 30, 2013, the closing price of our common stock as reported on OTC Markets was $2.09. Due to the fluctuations in the market value of our common stock from June 25, 2013 through September 30, 2013, we recognized a non-cash charge of $5,349,422 for the change in the fair value of the warrant liability during the nine months ended September 30, 2013.

The assumptions used in connection with the valuation of warrants issued were as follows:

	September 30, 2013	Initial Measurement June 25, 2013
Number of shares underlying the warrants	5,309,438	5,416,851
Exercise price	$1.65	$1.65
Volatility	142%	140%
Risk-free interest rate	1.39%	1.49%
Expected dividend yield	0	0
Expected warrant life (years)	4.74	5
Stock Price	$2.09	$0.96

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the nine months ended September 30, 2013 for the financial liability categorized as Level 3 as of September 30, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Initial Measurement June 25, 2013	Decrease from Warrants Exercised in 2013	Increase in Fair Value	September 30, 2013
Warrant liability	$4,827,788	$(201,311)	$5,349,422	$9,975,899

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

The Company has no tax provision for the three and nine month periods ended September 30, 2013 and 2012 due to losses incurred and full valuation allowances recorded against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the nine months ended September 30, 2013, the Company issued the following shares of common stock:

●
On June 25, 2013, the Company completed a public unit offering consisting of one share of common stock and an additional warrant of 0.75 share of common stock. The Company issued 6,773,995 shares of common stock which included 5,416,851 five-year warrants with an exercise price of $1.65;

●	1,034,483 shares of common stock issued to Intrexon Corporation in connection with an exclusive channel collaboration;
●	107,143 shares of common stock issued upon the exercise of warrants;
●	43,104 shares of common stock issued to vendors as partial consideration for services performed;
●	25,000 shares of common stock issued upon the exercise of vested stock options.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $356,300 as of September 30, 2013 for several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

As a result of the above agreements, the Company has future contractual obligations as of September 30, 2013 over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2013	$31,300	$26,400	$57,700
2014	100,000	101,200	201,200
2015	75,000	24,900	99,900
2016	75,000	-	75,000
2017	75,000	-	75,000
Total	$356,300	$152,500	$508,800

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended September 30,
	2013	2012
Revenues, Principally from Grants
Vaccines/BioDefense	$264,920	$862,919
BioTherapeutics	47,571	68,708
Total	$312,491	$931,627

Loss from Operations
Vaccines/BioDefense	$(419,929)	$19,190
BioTherapeutics	(1,080,436)	(155,713)
Corporate	(360,297)	(623,693)
Total	$(1,860,662)	$(760,216)

Amortization and Depreciation Expense
Vaccines/BioDefense	$28,316	$31,357
BioTherapeutics	29,233	32,180
Corporate	551	495
Total	$58,100	$64,032

Other Income /(Expense), Net
Corporate	$(4,699,194)	$1,250

Stock-Based Compensation
Vaccines/BioDefense	$39,493	$29,103
BioTherapeutics	158,142	(49,275)
Corporate	209,256	167,944
Total	$406,891	$147,772

	Nine Months Ended September 30,
	2013	2012
Revenues, Principally from Grants
Vaccines/BioDefense	$1,683,265	$2,170,761
BioTherapeutics	161,858	171,135
Total	$1,845,123	$2,341,896

Income (Loss) from Operations
Vaccines/BioDefense	$(1,983,396)	$(111,319)
BioTherapeutics	(2,068,703)	(1,363,572)
Corporate	(1,652,344)	(1,707,992)
Total	$(5,704,443)	$(3,182,883)
Amortization and Depreciation Expense
Vaccines/BioDefense	$83,951	$84,308
BioTherapeutics	86,303	86,913
Corporate	1,412	1,564
Total	$171,666	$172,785

Other Income /(Expense), Net
Corporate	$(5,347,984)	$5,284

Stock-Based Compensation
Vaccines/BioDefense	$61,742	$33,363
BioTherapeutics	205,083	63,339
Corporate	304,346	286,072
Total	$571,171	$382,774

	As of September 30, 2013	As of December 31, 2012

Identifiable Assets
Vaccines/BioDefense	$442,407	$628,494
BioTherapeutics	411,847	566,111
Corporate	6,795,793	3,510,499
Total	$7,650,047	$4,705,104

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, VeloThrax™, our anthrax vaccine, and OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic. The advanced development of our vaccine programs is currently supported by our heat stabilization technology, known as ThermoVaxTM, under existing and on-going government grant funding. With the recently awarded government contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, we entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize human monoclonal antibody therapies to treat melioidosis.

An outline for our business strategy follows:

•	Initiate a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
•	Initiate a Phase 2/3 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;

•
Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis, and treatment of chronic graft-versus-host disease (“GI GVHD”);

•
Develop RiVax™ and VeloThrax™ in combination with our proprietary vaccine heat stabilization technology, known as ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

•	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
•	Continue to apply for and secure additional government funding for each of our BioTherapeutics and BioDefense programs through grants, contracts and/or procurements; and
•	Explore other business development and merger/acquisition strategies, an example of which is our recently announced collaboration with Intrexon.

We were incorporated in Delaware in 1987. Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
SGX942	Oral Mucositis in Head and Neck Cancer	IND clearance and Phase 2 trial planned for the second half of 2013, with data expected in the second half of 2014

SGX203	Pediatric Crohn’s disease
Phase 1/2 clinical trial completed June 2013, data pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;
Phase 2/3 clinical trial planned for the first half of 2014, with data expected in the first half of 2015

SGX201	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated Phase 2 trial planned for the first half of 2014, with data expected in the second half of 2015

orBec®	Treatment of Chronic GI GVHD	Phase 2 trial planned for the second half of 2013, with data expected in the second half of 2014

Vaccine Thermostability Platform

Soligenix Product	Indication	Stage of Development
ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

Vaccines/BioDefense Products

Soligenix Product	Indication	Stage of Development
RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial enrollment complete; safety and neutralizing antibodies for protection demonstrated Phase 2 trial planned for the second half of 2014

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical Phase 1 clinical trial planned for second half of 2014

OrbeShield™	Therapeutic against GI ARS	Pre-clinical program initiated;

SGX943/SGX101	Melioidosis	Pre-clinical

BioTherapeutics Overview

SGX94

In December 2012, we acquired a drug technology, we refer to as SGX94, representing what we believe is a novel approach to modulation of the innate immune system. SGX94 is an IDR that regulates the innate immune system to simultaneously reduce inflammation, eliminate infection and enhance tissue healing. As part of the acquisition, we acquired all rights, including composition of matter patents, preclinical and Phase 1 clinical study datasets for SGX94. We also assumed a license agreement with the University of British Columbia (“UBC”) to advance the research and development of the SGX94 technology. The license agreement with UBC provides us with exclusive worldwide rights to manufacture, distribute, market sell and/or license or sublicense products derived or developed from this technology.

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

About Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigations Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda branches in Yemen and the Arabian Peninsula have threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. As recently as April 2013, letters addressed to the President, a US Senator and a judge tested positive for ricin.

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

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to the clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. This is the same type of toxicity that occurs in Soligenix’s acute radiation enteritis clinical program with SGX201. As a result, there is a dual avenue of development for Soligenix, and OrbeShield™ is potentially a “dual use” compound, a desirable characteristic which is a specific priority of BARDA for ARS and other medical countermeasure indications. In September 2013 we received two government contracts from BARDA and NIAID, for the advanced preclinical and manufacturing development of OrbeShield™ leading to FDA approval to treat GI ARS. The BARDA contract contains a two year base period with two contract options for at total of five years and up to $26.3 million The NIAID contract consists of a one year base period and two contract options for a total of three years and up to $6.4 million.

The FDA has cleared the IND application for OrbeShield™ for the mitigation of morbidity and mortality associated with GI ARS. Previously, development of OrbeShield™ had been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield™ for the treatment of acute GI ARS. The FDA has awarded OrbeShield™ orphan drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

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

SGX943/SGX101– for Treating Melioidosis

SGX943 is the research name for the finished drug product, containing the active ingredient SGX94, which is being studied in melioidosis. A preliminary study with SGX943 has demonstrated efficacy. Further preclinical studies are planned with the pursuit of grant funding. Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), it is particularly relevant for antibiotic-resistant bacteria. The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work. Thus, SGX943 may represent a much-needed novel and additive therapy for melioidosis.

SGX 101 is the research name for the human monoclonal antibody therapy for the treatment of melioidosis based upon Intrexon’s advanced human antibody discovery, isolation, and production technologies. As this research and development program progresses, grant funding will be pursued.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to September 30, 2012

For the three months ended September 30, 2013, we had a net loss of $6,559,856 as compared to a net loss of $758,966 for the same period in the prior year, representing an increase in the net loss of $5,800,890. For the nine months ended September 30, 2013, we had a net loss of $11,052,427 as compared to a net loss of $3,177,599 for the same period in the prior year, representing an increase of $7,874,828. Included in the net loss for the three months and nine months ended September 30, 2013, is a non-cash charge of $4,699,846 and $5,349,422, respectively, which represents the change in the fair value of the warrant liability related to warrants issued in connection with our recent registered public offering.

For the three and nine months ended September 30, 2013, revenues and associated costs related to NIH grants awarded which supported development of our thermostable vaccines and orBec®. For the three months ended September 30, 2013, we had revenues of $312,491 as compared to $931,627 for the same period in the prior year, representing a decrease of $619,136 or 66%. For the nine months ended September 30, 2013, we had revenues of $1,845,123 as compared to $2,341,896 for the same period in the prior year, representing a decrease of $496,773 or 21%. The changes in revenues during both periods were a result of timing of grant activity impacting our NIH grant drawdowns and the associated development work underlying them.

We incurred costs related to those revenues for the three months ended September 30, 2013 and 2012 of $245,864 and $761,628, respectively, representing a decrease of $515,764, or 68%. For the nine months ended September 30, 2013, costs related to revenues were $1,517,469 as compared to $1,934,529 for the same period in the prior year, representing a decrease of $417,060, or 22%. These costs relate to payments made to subcontractors in connection with research performed pursuant to the grants. The fluctuations are due to the development activity performed on the NIH grants discussed above.

Our gross profit for the three months ended September 30, 2013 was $66,627 as compared to $169,999 for the same period in 2012, representing a decrease of $103,372, or 61%. The decrease in gross profit is directly related to the decrease in grant revenue. For the nine months ended September 30, 2013, gross profit was $327,654 as compared to $407,367 for the same period in the prior year representing a decrease of $79,713 or 20%. The decrease in gross profit is attributable to our decrease in grant revenue.

Research and development expenses increased by $845,221, or 228%, to $1,216,559 for the three months ended September 30, 2013 as compared to $371,338 for the same period in 2012. For the nine months ended September 30, 2013, research and development expenses were $4,113,686 compared to $1,749,112 for the same period in 2012, reflecting an increase of $2,364,574 or 135%. The increase of $845,221 for the three months September 30, 2013, was a result of preparation for initiating clinical trials with SGX942 for the treatment of oral mucositis and SGX203 for the treatment of pediatric Crohn’s disease. For the nine months September 30, 2013, the significant increase of $2,364,574 was a result of the exclusive channel collaboration agreement entered into with Intrexon Corporation under which we issued common stock with a value of $1,500,000 and costs related to the preparation for initiating clinical trials with SGX942 and SGX203.

Financial Condition

Cash and Working Capital

As of September 30, 2013, we had cash and cash equivalents of $6,582,556 as compared to $3,356,380 as of December 31, 2012, representing an increase of $3,226,176 or 96%. As of September 30, 2013, we had working capital of $5,672,312, which excludes a non cash warrant liability of $9,975,899, as compared to working capital of $2,682,383 as of December 31, 2012, representing an increase of $2,989,929 or 111%. The increase in cash and working capital was primarily the result of net proceeds of $6,216,762 received from our registered public offering partially offset by $3,164,333 of cash used in operating activities during the nine month period ended September 30, 2013.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

•
We have approximately $34.6 million in active grant funding available to support our associated research programs into 2018. We plan to submit additional grant applications for further support of our development programs with various funding agencies.

•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
•
We will pursue the sale of Net Operating Losses (“NOLs”) in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $521,458 in proceeds from the sale of NJ NOL in 2012, we expect to participate in this expanded program during 2013 and beyond as the program is available.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $12.4 million before any grant reimbursements, of which $4.9 million relates to the BioTherapeutics business and $7.5 million relates to the Vaccines/BioDefense business.  We anticipate contract and grant revenues in the next 12 months of approximately $9.1 million to primarily offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed under grants for the nine months ended September 30:

	2013	2012
Research & Development Expenses
Oral BDP	$1,002,987	$616,532
RiVax™ and ThermoVax™ Vaccines	1,201,699	1,035,878
SGX 94	142,175	-
SGX 943/SGX101	1,500,000	-

Other	266,825	96,702
Total	$4,113,686	$1,749,112

Reimbursed under NIH Grants
Oral BDP	$139,329	$162,060
RiVax™ and thermostable vaccines	1,378,140	1,772,469
Total	1,517,469	1,934,529

Grand Total	$5,631,155	$3,683,641

Contractual Obligations

The Company has commitments of approximately $356,300 as of September 30, 2013 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization milestones will occur.

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

As a result of the above agreements, the Company has future contractual obligations as of September 30, 2013 over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2013	$31,300	$26,400	$57,700
2014	100,000	101,200	201,200
2015	75,000	24,900	99,900
2016	75,000	-	75,000
2017	75,000	-	75,000

Total	$356,300	$152,500	$508,800

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2013, the Company issued 15,000 shares of common stock to a consultant as partial consideration for services performed. The per share closing price of the Company’s common stock on August 22, 2013 was $1.58, which was the date on which the liability was recognized.

The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The vendor is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access, including through the vendor’s business relationship with the Company, to information about the Company.

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

SOLIGENIX, INC.

November 12, 2013	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

November 12, 2013	By	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.