Form 10-K
period 2013-12-31
SOLIGENIX, INC.
filed 2014-03-26
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $29,245,400 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 21, 2014.

As of March 21, 2014, 19,852,260 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

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

Our Business Overview

We are a clinical stage biopharmaceutical company that is focused on developing products to treat serious inflammatory diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, VeloThrax™, our anthrax vaccine, OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic and SGX943, our melioidosis therapeutic. The advanced development of our vaccine programs is currently supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government grant funding. With the recently awarded government contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, we entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

An outline for our business strategy follows:

•	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
•	Initiate a Phase 2/3 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;
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

•	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
•	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
•	Acquire or in-license new clinical-stage compounds for development
•	Explore other business development and merger/acquisition strategies, an example of which is our collaboration with Intrexon.

Corporate Information

We were incorporated in Delaware in 1987 under the name Immunotherapuetics Inc. In 1987, the Company merged with Biological Therapeutics, Inc., a North Dakota corporation, with the Company being the surviving corporation.  The Company changed its name to “Endorex Corp.” in 1996, to “Endorex Corporation” in 1998, to “DOR BioPharma, Inc.” in 2001, and finally to “Soligenix, Inc.” in 2009. Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
SGX942	Oral Mucositis in Head and Neck Cancer	IND clearance and Phase 2 trial initiated in the second half of 2013, with data expected in the second half of 2014
SGX203	Pediatric Crohn’s disease
Phase 1/2 clinical trial completed June 2013, data pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;
Phase 2/3 clinical trial planned for the second half of 2014, with data expected in the second half of 2015

SGX201	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated; Phase 2 trial planned for the second half of 2014, with data expected in the second half of 2015
orBec®	Treatment of Chronic GI GVHD	Phase 2 trial initiated in the second half of 2013, with data expected in the second half of 2014

Vaccine Thermostability Platform

Soligenix Product	Indication	Stage of Development
ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products

Soligenix Product	Indication	Stage of Development
RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial complete; safety and neutralizing antibodies for protection demonstrated; Phase 2 trial planned for the first half of 2015
VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical; Phase 1 clinical trial planned for second half of 2015
OrbeShield™	Therapeutic against GI ARS	Pre-clinical program initiated
SGX943/SGX101	Melioidosis	Pre-clinical

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

We have a strong worldwide IP position on SGX94 and related analogs including composition of matter. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of the UBC and approximately $40 million has been invested towards its development to date, inclusive of government grants.

SGX94 has demonstrated efficacy in numerous animal disease models including mucositis, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. SGX94 showed a strong safety profile when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. SGX94 is the subject of an open Investigational New Drug (“IND”) application which has been cleared by the United States Food and Drug Administration (the “FDA”). Market opportunities include, but are not limited to, mucositis, acute bacterial skin and skin structure infections, acinetobacter, melioidosis, acute radiation syndrome and as a vaccine adjuvant, with potential opportunities for non-dilutive funding to support the development.

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

We initiated a Phase 2 clinical study of SGX942 in the treatment of oral mucositis in head and neck cancer patients in the second half of 2013. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received “Fast Track” designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA in the first half of 2013. Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a New Drug Application (“NDA”) for SGX942 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review, which implies an abbreviated review time of six months.

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

Crohn's disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn's disease develop symptoms before 20 years of age. We estimate, based upon our review of historic published studies and reports, and an interpolation of data on the incidence of Pediatric Crohn’s disease, that Pediatric Crohn's disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion (~40%) of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

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

We estimate, based upon our review of historic published studies and reports, and an interpolation of data on the incidence of chronic GVHD, there to be 6,000 patients annually in the U.S., with a comparable number in Europe that suffer from chronic GVHD.

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

ThermoVax™ development is being supported pursuant to our $9.4 million National Institute of Allergy and Infectious Diseases (“NIAID”) grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax™) vaccines. Proof-of-concept preclinical studies with ThermoVax™ indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™, made under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the ricin A chain, the immunogenic compound of the vaccine. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. Confirmatory results have extended the stability to one year when the vaccine is kept at 40 degrees C. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C.

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

ThermoVax™ is the subject of U.S. patent 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and also U.S. patent application number 13/474,661 filed May 17, 2012 titled “Thermostable Vaccine Compositions and Methods of Preparing Same.” These patents and their corresponding foreign filings are pending and licensed to Soligenix by the University of Colorado (“UC”) and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable vaccines for biodefense as well as other potential vaccine indications.

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

About Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigations Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda  in  the Arabian Peninsula has threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. As recently as April 2013, letters addressed to the President, a U.S. Senator and a judge tested positive for ricin.

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

VeloThrax™’s greater immunogenicity could lead to a vaccine that can be administered in the fewest possible doses to induce the highest level of toxin neutralizing antibodies. Utilizing ThermoVax™, we believe that we will be able to develop VeloThrax™ into a vaccine with an improved stability profile, an issue that has proven challenging in the development of other anthrax vaccines. Extended stability at ambient temperatures would be a significant improvement for stockpiled vaccines and one which is not expected from conventional vaccines. Further, a large-scale, current Good Manufacturing Practice (“cGMP”) production methodology has already been completed. Assuming long-term stability can be met, VeloThrax™ could be stockpiled for general prophylactic as well as a post exposure use.

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

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to the clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. This is the same type of toxicity that occurs in Soligenix’s acute radiation enteritis clinical program with SGX201. As a result, there is a dual avenue of development for Soligenix, and OrbeShield™ is potentially a “dual use” compound, a desirable characteristic which is a specific priority of BARDA for ARS and other medical countermeasure indications. In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield™ leading to FDA approval to treat GI ARS. The BARDA contract contains a two year base period with two contract options for a total of five years and up to $26.3 million. The NIAID contract consists of a one year base period and two contract options for a total of three years and up to $6.4 million.

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

SGX943/SGX101– for Treating Melioidosis

SGX943 is the research name for the finished drug product, containing the active ingredient SGX94, which is being studied in melioidosis. A preliminary study with SGX943 has demonstrated efficacy. Further preclinical studies are planned with the pursuit of grant funding. Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), it is particularly relevant for antibiotic-resistant bacteria. The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work. Thus, SGX943 may represent a much-needed novel and additive therapy for melioidosis.  In February 2014, we were awarded a one-year NIAID SBIR grant award of approximately $300,000 to further evaluate SGX943 as a treatment for melioidosis.

SGX101 is the research name for the human monoclonal antibody therapy for the treatment of melioidosis based upon Intrexon’s advanced human antibody discovery, isolation, and production technologies. As this research and development program progresses, grant funding will be pursued.

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

Even after initial FDA or foreign health authority approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the marketing of a product as a treatment for clinical indications other than those for which the product was initially tested.  For certain drugs intended to treat serious, life-threatening conditions that show great promise in earlier testing, the FDA can also grant conditional approval.  However, drug developers are required to study the drug further and verify clinical benefit as part of the conditional approval provision, and the FDA can revoke approval if later testing does not reproduce previous findings.  Also, the FDA or foreign regulatory authority will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, an application seeking approval of such changes will likely be required to be submitted to the FDA or foreign regulatory authority.

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

Vaccines are approved under the Biologices Licensing Application (“BLA”) process that exists under the Public Health Service Act.  In addition to the greater technical challenges associated with developing biologics, the potential for generic competition is much less for a BLA product than a small molecule product subject to an NDA under the Federal Food, Drug and Cosmetic Act.  Under the Patient Protection and Affordable Care Act enacted in 2010, a “generic” version of a biologic is known as a biosimilar and the barriers to entry – whether legal, scientific, or logistical – for a biosimilar version of a biologic approved under a BLA are much greater.  Indeed, almost three years after the enactment of the Patient Protection and Affordable Care Act, no biosimilar application has even been filed with the FDA.

Marketing Strategies

On December 20, 2012, we re-acquired the North American and European commercial rights to oral BDP through an amendment of our collaboration and supply agreement with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”). The amendment requires us to make certain approval and commercialization milestone payments to Sigma-Tau which could reach up to $6 million. In addition, the Company has agreed to pay Sigma-Tau: (a) a royalty amount equal to 3% of all net sales of oral BDP made directly by the Company, and any third-party partner and/or their respective affiliates in the U.S., Canada, Mexico and in each country in the European Territory for the later to occur of: (i) a period of ten years from the first commercial sale of oral BDP in each country, or (ii) the expiration of the Company’s patents and patent applications relating to oral BDP in such country; and (b) 15% of all up-front payments, milestone payments and any other consideration (exclusive of equity payments) received by the Company and/or a potential partner from the Company’s and/or potential partner’s licensees, distributors and agents for oral BDP in each relevant country in the territory, which amount will be paid on a product-by-product and a country-by-country basis for the Payment Period.

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

SGX94/942 Competition

SGX94 has a novel mechanism of action in combating bacterial infections and is complementary to the use of antibiotics. Thus there are no direct competitors at this time. Bacterial infections are routinely treated with antibiotics and SGX94 treatment is anticipated to be utilized primarily where antibiotics are insufficient (e.g., due to antibiotic resistance) or contra-indicated (e.g., in situations where the development of antibiotic resistance is a significant concern). Many groups are working on the antibiotic resistance problem and research into the innate immune system is intensifying, making emerging competition likely (e.g. Celtaxsys, Innaxon Therapeutics, Innate Pharma).

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

Oral BDP Competition

There are currently approximately 41 compounds either on the market or in clinical development for Crohn’s disease of which 14 are biologics, six immunomodulators, three cell-based therapies, two steroids, two anti-inflammatory, two are 5-ASAs, one is antibiotic, and 11 others that are unclassified. In the U.S., there are 24 compounds on market or in development including four compounds in Phase 3.

There are four compounds currently in development or on the market specifically for pediatric Crohn’s disease. Of these, Remicade (infliximab) is the only compound currently with an indication in pediatric Crohn’s disease. There are two other marketed biologics, Cimzia (certolizumab) and Tysabri (natalizumab), in Phase 2 for pediatric Crohn’s. Entocort (enteric-coated budesonide) is also currently in Phase 3 trials in pediatric Crohn’s disease. We believe that SGX203’s unique release characteristics, intended to deliver topically active therapy to both the upper and lower gastrointestinal systems, should make SGX203 an attractive alternative to existing therapies for inflammatory diseases of the gastrointestinal tract.

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

The majority of stabilization technologies currently being developed involve mixing vaccine antigen +/- adjuvant with various proprietary excipients or co-factors that either serve to stabilize the vaccine or biological product in a liquid or dried (lyophilized) form. Examples of these approaches include the use of various plant-derived sugars and macromolecules being developed by companies such as Stabilitech and synthetic polymers such as Pluronic F127 (Endo Pharmaceuticals under Gates Foundation funding). VBI (Variation Biotechnologies, Inc.) intends to employ a lipid system (resembling liposomes) to stabilize viral antigens, including virus-like particles (VLPs), and apply it to a conventional influenza vaccine among others

Other approaches involve process variations to freeze-dry live virus vaccines. For example, PaxVax intends to employ a spray drying technology in concert with enteric coating to achieve formulations for room temperature stability of live virus vaccines using adenovirus vectors. VBI has the capacity to utilize their proprietary stabilization technology for a number of vaccines (as a co-development service, similar to the business model being developed by Stabilitech), whereas PaxVax is applying the technology to their own proprietary vaccine development programs. Stabilitech uses combinations of excipients, which include glassifying sugars similar to the ThermoVax™ technology, and variations in drying cycles during lyophilization, as does the ThermoVax™ technology. Another  competitor, Endo Pharmaceuticals is working to identify Pluronic polymer-based formulations that stabilize measles and hepatitis B vaccines from -10°C to 45°C.

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

Cangene, which was recently acquired by Emergent, is currently developing an anthrax immune globulin therapeutic based on plasma collected from military personnel who have been vaccinated with BioThrax®. Human Genome Sciences is developing a monoclonal antibody to Bacillus anthracis, referred to as ABthrax™, as a post-exposure therapeutic for anthrax infection. Elusys Therapeutics is developing a monoclonal antibody to Bacillus anthracis, known as Anthim™, as a pre-exposure and post-exposure prophylaxis against anthrax infection, as well as an active treatment of the disease. Pharmathene and Medarex are collaborating to develop a human antibody to anthrax, known as Valortim™. Bavarian Nordic is developing a multivalent combination vaccine against both anthrax and smallpox.

The only potential competition to RiVax™ is being developed by the U.S. Army Medical Research Institute of Infectious Diseases, the DoD’s lead laboratory for medical research to counter biological threats. Development of this product, known as RVEc™, is proceeding under a program led by Dr. Len Smith, who has been working for many years to develop a ricin vaccine candidate. Similar to RiVax™, RVEc™ has been shown to be fully protective in mice exposed to lethal doses of ricin toxin by the aerosol route. Further studies, in both rabbits and nonhuman primates, were conducted to evaluate RVEc™’s safety as well as its immunogenicity, with positive results observed.

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

Recently, we have expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 and additional pending applications, both in the US and abroad.

In addition to issued and pending patents, we also have “Orphan Drug” designations for SGX203 in the U.S. for pediatric Crohn’s disease, OrbeShield™ in the U.S. for GI ARS, orBec® in the U.S. and Europe (E.U.) for GI GVHD, as well as for RiVax™ in the U.S. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or E.U. 10 year post-approval exclusivity provided by Orphan Drug legislation.

Oral BDP License Agreement

On November 24, 1998, the Company, known at the time as Enteron Pharmaceuticals, Inc. (“Enteron”) and George B. McDonald (“Dr. McDonald”) entered into an exclusive license agreement for the rights to intellectual property, including know-how, relating to orBec®/oral BDP. The Company has an exclusive license to commercially exploit the covered products worldwide, subject to Dr. McDonald’s right to make and use the technology for research purposes and the U.S. Government’s right to use the technology for government purposes. Pursuant to the license agreement, as amended, the Company is required to (i) reimburse Dr. McDonald for certain out-of-pocket expenses incurred by Dr. McDonald in connection with the patent applications and issued patents, (ii) pay Dr. McDonald $300,000 upon approval by the FDA of the Company’s first NDA incorporating oral BDP; (iii) pay Dr. McDonald royalty payments equal to 3% of net sales of the covered products and (iv) pay Dr. McDonald $400,000 in cash upon an approval of orBec® by the European Medicines Agency.

Additionally, in the event that the Company sublicenses its rights under this license agreement, the Company will be required to pay Dr. McDonald 10% of any sublicense fees and royalty payments paid by the sublicense to the Company.

The term of this agreement expires upon the expiration of the licensed patent applications or patents. After five years from the date of the agreement, Dr. McDonald has the right to terminate this agreement in its entirety or to terminate exclusivity under the agreement if the Company or its sublicense has not commercialized or are not actively attempting to commercialize a covered product.

Additionally, the agreement terminates: (i) automatically upon the Company becoming insolvent; (ii) upon 30 days’ notice, if the Company breaches any obligation under the agreement without curing such breach during the notice period; and (iii) upon 90 days’ notice by the Company. After any termination, the Company will have the right to sell its inventory for a period not to exceed three months following the date of termination, subject to the payment of the amounts owed under the agreement.

SGX94 License Agreements

On December 18, 2012, we announced the acquisition of a novel drug technology, known as SGX94, representing a novel approach to modulation of the innate immune system. SGX94 is an IDR that regulates the innate immune system to reduce inflammation, eliminate infection and enhance tissue healing by binding to the pivotal regulatory protein p62, also known as sequestosome-1. As part of the acquisition, Soligenix acquired all rights, including composition of matter patents, preclinical and Phase 1 clinical study datasets for SGX94. We also assumed a license agreement with UBC to advance the research and development of the SGX94 technology. The license agreement with UBC provides us with exclusive worldwide rights to manufacture, distribute, market sell and/or license or sublicense products derived or developed from this technology. Under the license agreement we are obligated to pay UBC (i) an annual license maintenance fee of CAN $1,000, and (ii) milestone payments which could reach up to CAN $1.2 million.

ThermoVaxTM License Agreement

On September 1, 2009, we executed a worldwide exclusive option to license patent applications with the UC for ThermoVax™ which is the subject of U.S. patent number 8,444,991 filed on May 21, 2013 entitled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition.” This patent and its corresponding foreign filings are pending and licensed to Soligenix by the UC and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement also covers thermostable vaccines for biodefense as well as other potential vaccine indications. In addition, Soligenix in conjunction with UC, filed domestic and foreign patent applications claiming priority back to a provisional application filed on May 17, 2011 entitled: “Thermostable Vaccine Compositions and Methods of Preparing Same.”

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

VeloThrax™ License Option Agreement

In December of 2011, we optioned a license to the VeloThrax™ patent from the President and Fellows of Harvard College. VeloThrax™ is the subject of U.S. patent No. 7,037,503, issued on May 2, 2006 and titled, “Compounds and Methods for the Treatment and Prevention of Bacterial Infection”, along with any reissue, renewal, reexamination, substitution or extension thereof.

Intrexon Exclusive Channel Collaboration Agreement

On April 27, 2013, we entered into an exclusive channel collaboration agreement with Intrexon (the “Channel Agreement”) that governs an arrangement in which we intend to use Intrexon’s advanced human antibody discovery, isolation and production technologies for the development of human monoclonal antibody therapies for a new biodefense application.  The target of the channel collaboration will be melioidosis, a potentially lethal disease caused by the Gram-negative bacteria Burkholderia pseudomallei, which is endemic in Southeast Asia and Northern Australia.

The Channel Agreement grants us an exclusive worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of products for the treatment of melioidosis through the use of exogenously produced human recombinant monoclonal antibodies.

In exchange for the license, we paid Intrexon a one-time technology access fee of $1.5 million in common stock.  Additionally, the Channel Agreement requires us to make certain milestone payments to Intrexon which could reach up to $7 million and to pay Intrexon royalty payments based upon sales of products based upon Intrexon’s technology.

Research and Development Expenditure

We spent approximately $5.1 million and $2.6 million in the years ended December 31, 2013 and 2012, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2013, and 2012 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Employees

As of December 31, 2013, we had 17 full-time employees, 7 of whom are MDs/PhDs.

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

We have experienced significant losses since inception and, at December 31, 2013, had an accumulated deficit of approximately $132.3 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2013, we had approximately $5.9 million in cash available. Based on our projected budgetary needs and funding from existing grants over the next two years and prior to making any sales to Lincoln Park Capital Fund, LLC relating to the equity facility under the Common Stock Purchase Agreement, we expect to be able to maintain the current level of our operations for at least the next twelve months.

We have sufficient funds through our existing biodefense grant facilities from the NIAID, a division of the NIH, and BARDA to finance our biodefense projects for the next several years. In September 2013, we entered into contracts with the NIH and BARDA for the development of OrbeShield™ that would provide up to $32.7 million of funding in the aggregate if options to extend the contracts are exercised by BARDA and the NIH.  In September, 2009, we received a NIAID grant for approximately $9.4 million for the development of our biodefense programs and, in July 2012, we received an additional SBIR grant from NIAID for $600,000 and in February 2014, we were awarded a one-year NIAID SBIR grant award of approximately $300,000 to further evaluate SGX943 as a treatment for melioidosis. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on the grants and other administrative costs.

Our products are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of them. From inception through December 2013, we have expended approximately $51.8 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend at least $10.8 million over the next twelve months in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements of which approximately $6.8 million will be reimbursed through our existing government contracts and grants. Unless and until we are able to generate sales or licensing revenue from one of our product candidates, we will require additional funding to meet these commitments, sustain our research and development efforts, provide for future clinical trials, and continue our operations. There can be no assurance we can raise such funds. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by the issuance of debt, we may be subject to limitations on our operations. If we cannot raise such additional funds, we may have to delay or stop some or all of our drug development programs.

If we are unable to develop our products candidates, our ability to generate revenues and viability as a company will be significantly impaired.

In order to generate revenues and profits, our organization must, along with corporate partners and collaborators, positively research, develop and commercialize our technologies or product candidates. Our current product candidates are in various stages of early clinical and pre-clinical development and will require significant further funding, research, development, pre-clinical and/or clinical testing, regulatory approval and commercialization, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. Specifically, each of the following is possible with respect to any of our product candidates:

•	we may not be able to maintain our current research and development schedules;
•	we may be unable to secure procurement contracts on beneficial economic terms or at all from the U.S. government or others for our biodefense products;
•	we may encounter problems in clinical trials; or
•	the technology or product may be found to be ineffective or unsafe.

If any of the risks set forth above occur, or if we are unable to obtain the necessary regulatory approvals as discussed below, we may be unable to develop our technologies and product candidates and our business will be seriously harmed. Furthermore, for reasons including those set forth below, we may be unable to commercialize or receive royalties from the sale of any other technology we develop, even if it is shown to be effective, if:

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

The regulatory process applicable to our products requires pre-clinical and clinical testing of any product to establish its safety and efficacy. This testing can take many years and require the expenditure of substantial capital and other resources. We estimate that the clinical trials of our product candidates that we have planned will take at least several years to complete.  Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.  Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims.  Success in preclinical testing, Phase 1 and Phase 2 clinical trials does not ensure that later Phase 2 or Phase 3 clinical trials will be successful.  We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing.  In addition, we, the FDA or other regulatory authorities may suspend clinical trials at any time if it appears that that we are exposing participants to unacceptable health risks or the FDA or other regulatory authorities find deficiencies in our submissions or conduct of our trials.  For example, our confirmatory Phase 3 clinical trial for orBec® (oral BDP) in the treatment of GI GVHD was stopped on September 15, 2011 at the recommendation of an independent Data Safety Monitoring Board (“DSMB”) as it was highly unlikely to achieve the predetermined end point of efficacy based on the interim results. Although no safety concerns were raised by the DSMB, preliminary findings indicated that there were no significant differences between the orBec® group and placebo group for the primary endpoint or for the pre-specified secondary endpoints. Given the outcome of the Phase 3 study, we terminated the development of orBec® for the treatment of acute GI GVHD. Although we hope to obtain FDA approval for oral BDP in similar indications, such as treatment of chronic GI GVHD, treatment of pediatric Crohn's disease acute radiation enteritis, and GI ARS, there can be no assurances that the FDA will ever approve oral BDP for market launch in any of these indications.

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

We are subject to risks specifically associated with operating in the biodefense industry, which is a new and unproven business area. We do not anticipate that a significant commercial market will develop for our biodefense products. Because we anticipate that the principal potential purchasers of these products, as well as potential sources of research and development funds, will be the U.S. government and governmental agencies, the success of our biodefense division will be dependent in large part upon government spending decisions. The funding of government programs is dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, all of which are inherently uncertain and may be affected by changes in U.S. government policies resulting from various political and military developments. Our receipt of government funding is also dependent on our ability to adhere to the terms and provisions of the original grant documents and other regulations.  We can provide no assurance that we will receive or continue to receive funding for grants we have been awarded.  The loss of government funds could have a material adverse effect on our ability to progress our biodefense business.

If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products. We do not have or anticipate having internal manufacturing capabilities.

We rely on suppliers for our drug substance raw materials and third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards, which material will be used in clinical trials of our products and, after approval, for commercial distribution. To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We and our suppliers and vendors may not be able to (i) produce our drug substance or drug product to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us or (iii) remain in business for a sufficient time to be able to develop, produce, secure regulatory approval of and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers and vendors, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

The technology on which our channel partnering arrangement with Intrexon is based on is early stage technology in the field of Melioidosis.

Our exclusive channel collaboration arrangement with Intrexon contemplates the use of Intrexon’s modular genetic engineering platform for the development of active pharmaceutical ingredients and drug products targeting the biodefense countermeasure, melioidosis.  Such technology has a limited history of use in the design and development of human therapeutic product candidates and may therefore involve unanticipated risks or delays.  Although we plan to leverage Intrexon’s technology and scientific expertise to develop products for the treatment of melioidosis, an infectious disease caused by bacteria found in soil and water, we may not be successful in developing and commercializing these products for a variety of reasons.  The risk factors set forth herein that apply to our other product candidates, which are in various stages of development, also apply to product candidates that we seek to develop under our exclusive partnership with Intrexon.

We will incur additional expenses in connection with our exclusive channel collaboration arrangement with Intrexon.

Pursuant to our exclusive channel collaboration with Intrexon, we are responsible for future research and development expenses of product candidates developed under such collaboration.  Although it is our intent to pursue government funding to support this development, we expect the level of our overall research and development expenses going forward will increase.  Because our collaboration with Intrexon is new, we have yet to assume development responsibility and costs associated with such program.  In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives from Intrexon and our company, future development costs associated with this program may be difficult to anticipate and exceed our expectations.  Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate.  If we are unable to continue to financially support such collaboration due to lack of sufficient government funding or our own working capital constraints, we may be forced to delay our activities.  If we are unable to obtain funding, we may be forced to seek licensing partners or discontinue development.

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

In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Once approved, we might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations.  On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms to establish a bundled Medicare payment rate that includes services and drug/labs that were separately billed at that time. Bundling initiatives that have been implemented in other healthcare settings have occasionally resulted in lower utilization of services that had not previously been a part of the bundled payment.

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

We currently rely on license agreements from the University of Texas Southwestern Medical Center, the University of British Columbia, Harvard University, the University of Colorado, and George B. McDonald, MD for the rights to commercialize key product candidates, and we entered into an exclusive channel collaboration agreement with Intrexon pursuant to which we acquired a license to Intrexon’s advanced human antibody discovery, isolation, and production technologies. We may not be able to retain the rights granted under these agreements or negotiate additional agreements on reasonable terms, if at all.

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

The clinical testing, manufacture and sale of our products involves an inherent risk that human subjects in clinical testing or consumers of our products may suffer serious bodily injury or death due to side effects, allergic reactions or other unintended negative reactions to our products. As a result, product and other liability claims may be brought against us. We currently have clinical trial and product liability insurance with limits of liability of $10 million, which may not be sufficient to cover our potential liabilities. Because liability insurance is expensive and difficult to obtain, we may not be able to maintain existing insurance or obtain additional liability insurance on acceptable terms or with adequate coverage against potential liabilities. Furthermore, if any claims are brought against us, even if we are fully covered by insurance, we may suffer harm such as adverse publicity.

We may not be able to compete with our larger and better financed competitors in the biotechnology industry.

The biotechnology industry is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements. Most of our existing competitors have greater financial resources, larger technical staffs, and larger research budgets than we have, as well as greater experience in developing products and conducting clinical trials. Our competition is particularly intense in the gastroenterology and transplant areas and is also intense in the therapeutic area of inflammatory bowel diseases. We face intense competition in the biodefense area from various public and private companies and universities as well as governmental agencies, such as the U.S. Army, which may have their own proprietary technologies that may directly compete with our technologies. In addition, there may be other companies that are currently developing competitive technologies and products or that may in the future develop technologies and products that are comparable or superior to our technologies and products. We may not be able to compete with our existing and future competitors, which could lead to the failure of our business.

We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.

Our near and long term prospects depend in part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent or superior products and technology, possibly at lower prices. We could also incur substantial costs in litigation and suffer diversion of attention of technical and management personnel if we are required to defend ourselves in intellectual property infringement suits brought by third parties, with or without merit, or if we are required to initiate litigation against others to protect or assert our intellectual property rights. Moreover, any such litigation may not be resolved in our favor.

Although we and our licensors have filed various patent applications covering the uses of our product candidates, patents may not be issued from the patent applications already filed or from applications that we might file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Any patents we own or license, now or in the future, may be challenged, invalidated or circumvented. To date, no consistent policy has been developed in the U.S. Patent and Trademark Office regarding the breadth of claims allowed in biotechnology patents.

In addition, because patent applications in the U.S. are maintained in secrecy until patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we and our licensors are the first creators of inventions covered by any licensed patent applications or patents or that we or they are the first to file. The US Patent and Trademark Office may commence interference proceedings involving patents or patent applications, in which the question of first inventorship is contested.  Accordingly, the patents owned or licensed to us may not be valid or may not afford us protection against competitors with similar technology, and the patent applications licensed to us may not result in the issuance of patents.

It is also possible that our owned and licensed technologies may infringe on patents or other rights owned by others, and licenses to which may not be available to us. We may be unable to obtain a license under such patent on terms favorable to us, if at all. We may have to alter our products or processes, pay licensing fees or cease activities altogether because of patent rights of third parties.

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

We currently have  seventeen employees and we depend upon these employees (in particular Dr. Christopher Schaber, our President and Chief Executive Officer) to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We may be unable to effectively manage and operate our business, and our business may suffer, if we lose the services of our employees.

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations, and cash flows.

During recent months, there has been substantial volatility in financial markets due at least in part to the uncertainty with regard to the global economic environment and the partial government shutdown due to delays in increasing the U.S. debt limit in October 2013. In addition, there has been substantial uncertainty in the capital markets and access to additional financing is uncertain. Moreover, customer spending habits may be adversely affected by current and future economic conditions. These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations, and cash flows.

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

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time (including, but not limited to, those relating to potential market size, patient population, clinical trial enrollment or data dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific business as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control.  Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate.  There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections.  The inclusion of the projections in (or incorporated by reference in) this Annual Report should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

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

Since January 1, 2013, the closing stock price has fluctuated between a high of $2.39 per share to a low of $0.60 per share. As of March 21, 2014, our common stock closed at $2.41 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock by the Company, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

Shareholders may suffer substantial dilution related to issued stock warrants and options.

As of December 31, 2013, we had a number of agreements or obligations that may result in dilution to investors. These include:

•	warrants to purchase a total of approximately 8,156,526 shares of our common stock at a current weighted average exercise price of approximately $2.17; and
•	options to purchase approximately 2,051,511 shares of our common stock at a current weighted average exercise price of approximately $2.63.

We also have an incentive compensation plan for our management, employees and consultants.  We have granted, and expect to grant in the future, options to purchase shares of our common stock to our directors, employees and consultants.  To the extent that warrants or options are exercised, our stockholders will experience dilution and our stock price may decrease.

Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

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

	Price Range
Period	High	Low
Year Ended December 31, 2012:
First Quarter	$1.01	$0.44
Second Quarter	$0.53	$0.23
Third Quarter	$0.55	$0.26
Fourth Quarter	$0.77	$0.38
Year Ended December 31, 2013:
First Quarter	$2.13	$0.55
Second Quarter	$2.05	$0.86
Third Quarter	$2.48	$0.98
Fourth Quarter	$2.36	$1.65

As of March 21, 2014, the last reported price of our common stock quoted on the OTCQB was $2.41 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. As of March 21, 2014, we have approximately 649 stockholders of record of our common stock.

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

Our Business Overview

Soligenix, Inc. was incorporated in Delaware in 1987. We are clinical stage biopharmaceutical company that is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

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

Our Vaccines/BioDefense business segment includes RiVax™, our ricin toxin vaccine, and VeloThrax™, our anthrax vaccine, and OrbeShield™, our gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic and SGX943, and our melioidosis therapeutic. The advanced development of these programs will be supported by our existing and on-going government contracts and grants, which include our National Institutes of Health (“NIH”) grant for our heat stabilization technology ThermoVax™ and contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) for GI ARS.  Additionally, we entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

An outline of our business strategy follows:

•	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
•	Initiate a Phase 2/3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
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

•	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
•	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
•	Acquire or in-license new clinical-stage compounds for development; and
•	Explore other business development and merger/acquisition strategies, an example of which is our collaboration with Intrexon.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2013. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

•
Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

•
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

•
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

Revenue Recognition

Principally our revenues are generated from government contracts and grants. Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant.

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the warrants’ provisions and determined that warrants issued in connection with our June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) and contain net settlement provisions.  Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date.  All other warrants issued were indexed to our own stock and therefore are accounted for as an equity instrument for 2013 and 2012.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed. Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Typically these instruments vest upon issuance and therefore the entire stock compensation expense is recognized upon issuance to the vendors and/or consultants

We determine stock-based compensation expense for options, warrants and shares of common stock granted to non-employees in accordance with FASB ASC 718, Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Material Changes in Results of Operations

Year Ended December 31, 2013 Compared to 2012

For the year ended December 31, 2013, we had a net loss of $10,058,996 as compared to a net loss of $4,163,008 for the prior year, representing an increased loss of $5,895,988 or 142%. Included in the net loss for December 31, 2013 is a non-cash charge of $3,654,770 which represents the change in the fair value of the warrant liability related to warrants issued in connection with our registered public offering. During the second quarter of 2013, we entered into an exclusive channel collaboration agreement with Intrexon Corporation under which we issued common stock with a value of $1,500,000 which was recognized as a research and development expense.  Additionally, we initiated a Phase 2 clinical trial with SGX942 and continued efforts for initiating a clinical trial with SGX203.

For the year ended December 31, 2013, revenues and associated costs relate to government grants and contracts  awarded in support of the development of ThermoVax™, GI-ARS, orBec® and OrbeShield™ in GI ARS. For the year ended December 31, 2013, we had revenues of $3,224,152 as compared to $3,144,620 for the prior year, representing an increase of $79,532. The slight increase in revenues was a result of initiating the OrbeShield™ contracts during the fourth quarter of 2013 offset by minor delays in ThermoVax™ grant.

We incurred costs related to grant and contract revenue in the year ended December 31, 2013 and 2012 of $2,544,285 and $2,593,075, respectively, representing a decrease of $48,790, or 2%. These costs primarily relate to payments made to subcontractors in connection with research performed pursuant to grants. The fluctuations are due to the development activity performed on the contracts and grants discussed above.

Our gross profit for the year ended December 31, 2013 was $679,867 as compared to $551,545 for the prior year, representing an increase of $128,322 or 23%. This increase is due primarily to the OrbeShield™ contracts which provide a management fee and higher negotiated reimbursement for fixed overhead.

Research and development spending increased by $2,461,938 or 94%, to $5,071,179 for the year ended December 31, 2013 as compared to $2,609,241 for the prior year. This increase is related to the exclusive channel collaboration agreement with Intrexon Corporation under which we issued common stock with a value of $1,500,000, the initiation of the Phase 2 clinical trial with SGX942 and continued efforts for initiating a clinical trial with SGX203.

General and administrative expenses increased by $132,258, or 5%, to $2,765,230 for the year ended December 31, 2013, as compared to $2,632,972 for the prior year. This increase is primarily related to non-cash expenses for stock based compensation from stock options issued to existing and newly hired employees.

Other income (expense) for the year ended December 31, 2013 was $(3,652,810) as compared to $6,202 for the prior year. The increased expense is primarily related to a non-cash charge of $3,654,770 which represents the change in the fair value of the warrant liability related to warrants issued in connection with our registered public offering.

During the year ended December 31, 2013, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers based in New Jersey, we sold New Jersey NOL carryforwards, resulting in the recognition of $750,356 of income tax benefit, net of transaction costs. There can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the year ended December 31, 2013 and December 31, 2012: Vaccines/BioDefense and BioTherapeutics.

Revenues for the Vaccines/BioDefense business segment for the year ended December 31, 2013 were $3,003,822 as compared to $2,919,677 for the year ended December 31, 2012, representing an increase of $84,145 or 3%. The increases in revenues were a result of initiating the OrbeShield™ contracts during the fourth quarter of 2013. Revenues for the BioTherapeutics business segment for the year ended December 31, 2013 were $220,330 as compared to $224,943 for the year ended December 31, 2012, representing a slight decrease of $4,613. This decrease is primarily related to the expiration in August 2013 of a 3-year orphan grant received in 2010.

Loss from operations for the Vaccines/BioDefense business segment for the year ended December 31, 2013 was $1,666,130 as compared to $33,636 for the year ended December 31, 2012, representing an increased loss of $1,632,494. This increase is primarily attributable to the exclusive channel collaboration agreement with Intrexon Corporation under which we issued common stock with a value of $1,500,000. Loss from operations for the BioTherapeutics business segment for the year ended December 31, 2013 was $3,069,998 as compared to $2,203,721 for the year ended December 31, 2012, representing an increase of $866,277. This increased loss is due primarily due to the initiation of the Phase 2 clinical trial with SGX942, continued efforts for initiating a clinical trial with SGX203 and increased headcount to support these programs.

Amortization and depreciation expense for the Vaccines/BioDefense business segment for the year ended December 31, 2013 was $37,981 as compared to $38,589 for the year ended December 31, 2012.  Amortization and depreciation expense for the BioTherapeutics business segment for the year ended December 31, 2013 was $190,033 as compared to $190,003 for the year ended December 31, 2012.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2013, we had cash and cash equivalents of $5,856,242 as compared to $3,356,380 as of December 31, 2012, representing an increase of $2,499,862 or 74%. As of December 31, 2013, we had working capital of $5,855,046, which excludes a non-cash warrant liability of $8,281,247, as compared to working capital of $2,682,383 as of December 31, 2012, representing an increase of $3,172,663 or 118%. The increase in working capital was primarily the result of net proceeds of $6,738,588 received from our registered public offering, Lincoln Park equity line and proceeds of $235,975 from the exercise of stock options and warrants offset by the cash used in operating and investing activities over the period. For the year ended December 31, 2013, the Company’s cash used in operating activities was $4,456,973 as compared to $2,635,533 for the same period in 2012, representing an increase of $1,821,440. This increase was attributable to the initiation of clinical trials with SGX942 for the treatment of oral mucositis, preparation for clinical trials with SGX203 for the treatment of pediatric Crohn’s disease, increased headcount to support these programs and the delay in receiving the proceeds related to the State of New Jersey Technology Business Tax Certificate Transfer Program for 2013, which were received prior to year end in the prior year.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government grant and contract programs, proceeds available from the Lincoln Park equity line and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Our plans with respect to our liquidity management include, but are not limited to, the following:

•
We have up to $33.2 million in active contract and grant funding still available to support our associated research programs in 2014 and beyond. We plan to submit additional grant applications for further support of these programs with various funding agencies.

•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
•
We will pursue NOL sales in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $750,356 in proceeds from the sale of NJ NOL in 2013, we expect to participate in this program during 2014 and beyond as the program is available; and

•
We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.8 million before any grant reimbursements, of which $3.9 million relates to the BioTherapeutics business and $6.9 million relates to the Vaccines/BioDefense business. We anticipate contract and grant reimbursements in the next 12 months of approximately $6.8 million to offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2013 and 2012:

	2013	2012
Research & Development Expenses
orBec®	$1,467,077	$903,820
RiVax™ & ThermoVax™ Vaccines	1,113,430	1,307,589
SGX94	659,809	269,328
SGX943/101	1,500,000	-
Other	330,863	128,504
Total	$5,071,179	$2,609,241

Reimbursed under Government Contracts and Grants
orBec®	$672,194	$209,152
RiVax™ & ThermoVax™ Vaccines	1,872,091	2,383,923
Total	$2,544,285	$2,593,075
Grand Total	$7,615,464	$5,202,316

Contractual Obligations

The Company has commitments of approximately $400,000 at December 31, 2013 for agreements with consultants and universities.  Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2014	$100,000	$101,200	$201,200
2015	75,000	25,000	100,000
2016	75,000	-	75,000
2017	75,000	-	75,000
2018	75,000	-	75,000
Total	$400,000	$126,200	$526,200

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-20 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 21, 2014:

Name	Age	Position
Christopher J. Schaber, PhD	47	Chairman of the Board, Chief Executive Officer and President
Keith L. Brownlie, CPA	61	Director
Marco M. Brughera, DVM	58	Director
Gregg A. Lapointe, CPA	55	Director
Robert J. Rubin, MD	68	Director
Jerome Zeldis, MD, PhD	63	Director
Robert N. Brey, PhD	63	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	62	Chief Medical Officer and Senior Vice President
Joseph M. Warusz, CPA	57	Vice President of Finance, Acting Chief Financial Officer and Corporate Secretary

Christopher J. Schaber, PhD has over 25 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also serves on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009, and is a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. During his tenure at Discovery Laboratories, Inc., Dr. Schaber played a significant role in raising over $150 million through both public offerings and private placements. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

Keith L. Brownlie, CPA has been a director since June 2011. Mr. Brownlie currently serves on the Board of Directors of RXi Pharmaceuticals Corporation, a publicly traded biotechnology company involved in the research and development of RNAi products for the diagnosis, prevention and treatment of human diseases, a position he has held since June 2012.  In July 2013, Mr. Brownlie was appointed to the Board of Cancer Genetics, Inc., a publicly traded, early stage diagnostics company. Mr. Brownlie served as a member of the Board of Directors of Epicept Corporation, a publicly traded, specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain, from April 2011 to August 2013 when Epicept Corporation merged with Immune Pharmaceuticals, Inc. Mr. Brownlie worked with the accounting firm of Ernst & Young LLP where he served as audit partner for numerous public companies and was the Life Sciences Industry Leader for the New York metro area where he was involved with over 100 public and private financings and M&A transactions. Mr. Brownlie received a BS in Accounting from Lehigh University and is a Certified Public Accountant in the state of New Jersey. Mr. Brownlie co-founded the New Jersey Entrepreneur of the Year Program and was Vice President and Trustee of the New Jersey Society of CPAs. In addition, he served as accounting advisor to the board of the Biotechnology Council of New Jersey. Mr. Brownlie was selected to serve as a member of our Board of Directors because of his vast experience as an audit partner for numerous public companies and as a director of a publicly traded specialty pharmaceutical and biotechnology companies.

Marco Brughera, DVM joined the Board of Directors in October 2013. He is the Global Head of the Rare Disease Franchise for Sigma-Tau SpA. Since January 2011, Dr. Brughera has held several positions for the Sigma-Tau Group, including Corporate Research and Development Managing Director of Sigma-Tau SpA, President of Sigma-Tau Research and Board Member of Sigma-Tau Pharmaceuticals. From 2004 to 2010, Dr. Brughera served as the Vice President of Preclinical Development at Nerviano Medical Sciences (NMS), a pharmaceutical oncology-focused integrated discovery and development company. He also served as the Managing Director at Accelera, an independent contract research organization with the NMS Group. From 1999 to 2004, Dr. Brughera held several senior level positions in the areas of discovery and development toxicology with Pharmacia and Pfizer. Prior to 1999, he held various positions at Pharmacia & Upjohn and Farmitalia Carlo Erba SpA, an Italian pharmaceutical company. He currently serves on the Board of Gentium SpA. Dr. Brughera earned his degree in veterinary medicine from the University of Milan and is a European Registered Toxicologist.
Dr. Brughera was selected to serve as a member of our Board of Directors because of his experience in the areas of drug discovery and development and his experience as an executive officer and a director in the pharmaceutical industry.

Gregg Lapointe, CPA has been a director since March 2009. Mr. Lapointe is currently CEO of Cerium Pharmaceuticals, Inc. and serves on the Board of Directors of SciClone Pharmaceuticals, Inc. and Cambrooke Therapeutics, Inc., and the Board of Trustees of the Keck Graduate Institute of Applied Life Sciences. He has previously served on the Board of Directors of athe Pharmaceuticals Research and Manufacturers of America (PhRMA) and Questor Pharmaceuticals, Inc., and has been a member of the Corporate Council of NORD for several years. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc, a private biopharmaceutical company, from September 2001 through February 2012, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to February 2012. From May, 1996 to August, 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois and a Chartered Accountant in Ontario, Canada. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

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

Richard Straube, MD has been with our company since January 2014 and is currently our Senior Vice President and Chief Medical Officer. Dr. Straube is a board-certified pediatrician with 35 years’ experience in both academia and industry, including clinical research experience in host-response modulation.  Prior to joining the Company, Dr. Straube served from 1988 to 1993 in various capacities, including most recently as Senior Director, Infectious Diseases and Immunology, Clinical Research, for Centocor, Inc., a privately-held biopharmaceutical company focused on developing monoclonal antibody-based diagnostics.  While at Centocor, Inc., Dr. Straube was responsible for the initial anti-cytokine and anti-endotoxin programs targeted at ameliorating inappropriate host responses to infectious and immunologic challenges. Programs that he managed at Centocor, Inc. include assessments of immunomodulation using monoclonal removal of inciting molecular triggers, removal of internal immune-messengers, augmentation of normal host defenses, and maintenance of normal sub-cellular function in the face of injury.  From 1993 to 1995, Dr. Straube was Director of Medical Affairs at T-cell Sciences, Inc., a privately-held biotechnology company.  From 1995 to 1997, he was Director of Clinical Investigations of the Pharmaceutical Products Division of Ohmeda Corp., a privately-held biopharmaceutical company.  He served from 1998 to 2007 as Executive Vice President of Research and Development and Chief Scientific Officer at INO Therapeutics LLC, a privately-held biotherapeutics company, where he was responsible for the clinical trials and subsequent approval of inhaled nitric oxide for the treatment of persistent pulmonary hypertension of the newborn.  From 2007 to 2009, Dr. Straube was the Chief Medical Officer at Critical Biologics Corporation, a privately-held biotechnology company.  From 2009 until joining the Company, he was Chief Medical Officer of Stealth Peptides Incorporated, a privately-held, clinical stage, biopharmaceutical company.  Dr. Straube received his medical degree and residency training at the University of Chicago, completed a joint adult and pediatrician infectious diseases fellowship at the University of California, San Diego (“UCSD”), and as a Milbank Scholar completed training in clinical trial design at the London School of Hygiene and Tropical Medicine.  While on the faculty at the UCSD Medical Center, his research focused on interventional studies for serious viral infections.

Joseph M. Warusz, CPA has been with the company since June 2011 and is currently our Vice President and Acting Chief Financial Officer.  He has  more than 30 years of financial management experience in public and private life science companies as well as large pharma. Prior to joining Soligenix on June 1, 2011 as Vice President of Administration and Controller, he held senior financial positions with Amicus Therapeutics, Inc., Orchid Cellmark, Inc., and NexMed, Inc., as well as consulting assignments at Ardea BioSciences, Inc., and NovaDel Pharma, Inc., all R&D-focused companies in the biotechnology and specialty pharmaceuticals arenas. Prior to 1998, Mr. Warusz also held management positions in financial analysis, accounting, reporting and auditing at Bristol-Myers Squibb and Peat Marwick Main & Company. He received his BS in accounting and MBA in finance at Drexel University and is a Certified Public Accountant.

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

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2013, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

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

Item 11. Executive Compensation

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2013 to our Chief Executive Officer and each of the four other most highly compensated executive officers during 2013 (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J. Schaber1	CEO & President	2013	$402,000	$239,000	$199,000	$33,896	$873,896
		2012	$390,000	-	$88,400	$38,006	$516,406

Robert N. Brey2	CSO & Senior VP	2013	$214,000	$30,000	$19,900	$20,978	$284,878
		2012	$210,000	-	$23,800	$23,375	$257,175

Joseph M. Warusz3	VP & Acting CFO	2013	$186,000	$90,000	$89,550	$32,641	$398,191
		2012	$180,000	-	$37,400	$38,006	$255,406

1
Dr. Schaber deferred a portion of the payment of his 2013 bonus of $130,000 until January 15, 2014. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company. In 2012, no bonus was awarded.

2
Dr. Brey deferred payment a portion of his 2013 bonus of $10,000 until January 15, 2014. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company. In 2012, no bonus was awarded.

3
Mr. Warusz deferred a portion of the payment of his 2013 bonus of $50,000 until January 15, 2014. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company. In 2012, no bonus was awarded.

Employment and Severance Agreements

In August 2006, we entered into a three-year employment agreement with Christopher J. Schaber, PhD. Pursuant to this employment agreement we agreed to pay Dr. Schaber a base salary of $300,000 per year and a minimum annual bonus of $100,000. This employment agreement was renewed in December 27, 2007 for an additional term of three years. We agreed to issue him options to purchase 125,000 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Schaber nine months of severance, as well as any accrued bonuses, accrued vacation, and we would provide health insurance and life insurance benefits for Dr. Schaber and his dependants. No unvested options shall vest beyond the termination date. Dr. Schaber’s monetary compensation (base salary of $300,000 and bonus of $100,000) remained unchanged from 2006 with the 2007 renewal. Upon a change in control of the Company due to merger or acquisition, all of Dr. Schaber’s options shall become fully vested, and be exercisable for a period of five years after such change in control (unless they would have expired sooner pursuant to their terms). In the event of his death during the term of the agreement, all of his unvested options shall immediately vest and remain exercisable for the remainder of their term and become the property of Dr. Schaber’s immediate family. This agreement automatically renewed in December 2013 for an additional term of three years.

On June 22, 2011, the Compensation Committee approved the increase in salary for Dr. Schaber to $390,000. Additionally, his fixed minimum annual bonus payable was eliminated and revised to an annual targeted bonus of his annual base salary. Dr. Schaber’s targeted bonus is 40%. On December 6, 2012, the Compensation Committee approved the increase in salary for Dr. Schaber to $402,000. On December 4, 2013, the Compensation Committee approved the increase in salary for Dr. Schaber to $412,000.

We do not currently have an employment agreement with Dr. Robert N. Brey, our Chief Scientific Officer and Senior Vice President. Dr. Brey’s compensation is determined by our Board of Directors and our Compensation Committee. On December 6, 2012, the Compensation Committee approved the increase in salary for Dr. Brey to $214,000.

In May 2011, we entered into a one-year employment agreement with Mr. Joseph M. Warusz, our Acting Chief Financial Officer, Vice President Finance and Chief Accounting Officer. Pursuant to the agreement, we have agreed to pay Mr. Warusz $175,000 per year and a targeted annual bonus of 20% of base salary. We also agreed to issue him options to purchase 40,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause”, as defined in this agreement, we would pay Mr. Warusz three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 1, 2011, the Compensation Committee increased the salary of Mr. Warusz to $180,000. On December 6, 2012, the Compensation Committee approved the increase in salary for Mr. Warusz to $186,000.  On December 4, 2013, the Compensation Committee approved the increase in salary for Mr. Warusz to $191,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2013. We have never issued Stock Appreciation Rights.

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	125,000	-	-	$5.40	8/28/2016
	45,000	-	-	$9.40	8/9/2017
	140,000	-	-	$1.20	12/17/2018
	110,000	-	-	$4.64	6/30/2020
	90,000	30,000	30,000	$0.64	11/30/2021
	65,000	65,000	65,000	$0.68	12/04/2022
	25,000	75,000	75,000	$2.01	12/04/2023

Robert N. Brey	30,000	-	-	$6.60	5/10/2016
	10,000	-	-	$9.40	8/9/2017
	40,000	-	-	$1.20	12/17/2018
	42,500	-	-	$4.64	6/30/2020
	26,254	8,746	8,746	$0.64	11/30/2021
	17,502	17,498	17,498	$0.68	12/04/2022
	2,500	7,500	7,500	$2.01	12/04/2023

Joseph M. Warusz	35,000	5,000	2,500	$4.10	5/30/2021
	22,500	7,500	7,500	$0.64	11/30/2021
	27,502	27,498	27,498	$0.68	12/04/2022
	11,250	33,750	33,750	$2.01	12/04/2023

Outstanding Equity Awards at Fiscal Year-End

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2013.

Compensation of Directors

Name	Fees Earned Paid in Cash1	Option Awards2	Total
Keith Brownlie	$60,000	$30,000	$90,000
Marco Brughera3	$8,750	$30,150	$38,900
Gregg A. Lapointe	$47,500	$30,000	$77,500
Robert J. Rubin	$52,500	$30,000	$82,500
Jerry Zeldis	$50,000	$30,000	$80,000

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

2
We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 15,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of the Company’s stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

3	Mr. Marco Brughera was appointed to our Board of Directors on October 21, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of April 28, 2014, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Randall J. Kirk (1)	6,867,816	30.97%
NRM VII Holdings I, LLC (1)	5,833,333	26.26%

Paolo Cavazza (2)	3,379,950	16.77%

Sigma-Tau Pharmaceuticals, Inc (2)	3,068,461	15.29%
Intrexon Corporation (1)	1,034,483	5.25%

Christopher J. Schaber (3)	690,675	3.40%
Robert N. Brey (4)	173,757	*
Gregg A. Lapointe (5)	145,524	*
Jerry Zeldis (6)	88,304	*
Richard Straube (7)	31,250	*
Robert J. Rubin (8)	83,237	*
Keith Brownlie (9)	79,971	*
Joseph Warusz (10)	106,878	*
Marco Brughera (11)	15,000	*
All directors and executive officers as a group (8 persons)	1,414,596	6.76%

(1)
On June 26, 2013, Randal J. Kirk, on his own behalf and on behalf of Third Security, LLC, NYM VII Holdings I, LLC and Intrexon Corporation, filed Amendment No. 1 to Schedule 13D with the Securities and Exchange Commission (the “SEC”), which amends the Schedule 13D filed May 9, 2013 with the SEC (as amended, “Schedule 13D”).  The Schedule 13D states that Mr. Kirk is Senior Managing Director of, and controls, Third Security, LLC, which is the Manager of an affiliate that manages NRM VII Holdings I, LLC, and that Mr. Kirk serves as the Chairman and Chief Executive Officer of Intrexon Corporation.  The Schedule 13D indicates that (a) Mr. Kirk, Third Security, LLC and NRM VII Holdings I, LLC have sole voting and dispositive power with respect to 3,333,333 shares of Common Stock and warrants to purchase 2,500,000 shares of Common Stock exercisable within 60 days of the date of this prospectus held by NRM VII Holdings I, LLC, and (b) Mr. Kirk and Intrexon Corporation have shared voting and dispositive power with respect to 1,034,483 shares of Common Stock held by Intrexon Corporation.  The address of the principal business office of Mr. Kirk is 2875 South Ocean Boulevard, Suite 214, Palm Beach, Florida 33480.  The address of the principal business office of NRM VII Holdings I, LLC is c/o Third Security, LLC, 1881 Grove Avenue, Redford, Virginia 24141.  The address of the principal business office of Intrexon Corporation is 20358 Seneca Meadows Parkway, Germantown, Maryland 20876.

(2)
On May 16, 2013, Paolo Cavazza, on his own behalf and on behalf of Sigma-Tau Finanziaria S.p.A., Sigma-Tau International S.A., Sigma-Tau America S.A. and Sigma-Tau Pharmaceuticals, Inc., filed Amendment No. 4 to Schedule 13D with the SEC, which amends the Schedule 13D filed with the SEC on February 20, 2009 as amended by Amendment No. 1 filed with the SEC on October 2, 2009, Amendment No. 2 filed with the SEC on June 28, 2010 and Amendment No. 3 filed with the SEC on January 2, 2013 (the “Schedule 13D”).  The Schedule 13D indicates that (a) Mr. Cavazza has sole voting and dispositive power with respect to (i) 59,539 shares held by Mr. Paolo Cavazza and (ii) 164,146 shares of common stock and warrants to purchase 87,804 shares held by SINAF SA, and (b) Mr. Cavazza, Sigma-Tau Finanziaria S.p.A., Sigma-Tau International S.A., Sigma-Tau America S.A. and Sigma-Tau Pharmaceuticals, Inc. have shared voting and dispositive power with respect to 2,711,392 shares of common stock and warrants to purchase 357,069 shares of common stock exercisable within 60 days of the date of this prospectus held by Sigma-Tau Pharmaceuticals, Inc. Sigma-Tau Pharmaceuticals, Inc. is a direct wholly-owned subsidiary of Sigma-Tau America S.A., which is a direct wholly-owned subsidiary of Sigma-Tau International S.A., which is a direct wholly-owned subsidiary of Sigma-Tau Finanziaria S.p.A. Mr. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau Finanziaria S.p.A. SINAF SA is an indirect wholly owned subsidiary of Aptafin S.p.A., which is owned by Mr. Paolo Cavazza and members of his family.  Mr. Paolo Cavazza’s address is Via Tesserte, 10, Lugano, Switzerland. The business address of Sigma-Tau Finanziaria S.p.A. is Via Sudafrica, 20, Rome, Italy 00144.  The business address of Sigma-Tau International S.A. is 19-21 Boulevard du Prince Henri, L-1724 Luxembourg.  The business address of Sigma-Tau America S.A. is 19-21 Boulevard du Prince Henri, L-1724 Luxembourg.  The business address of Sigma-Tau Pharmaceuticals, Inc. is 9841 Washingtonian Boulevard, Suite 500, Gaithersburg, Maryland 20878.

(3)
Includes 59,681 shares of common stock owned by Dr. Schaber, options to purchase 621,875 shares of common stock exercisable within 60 days of the date of this prospectus, and warrants to purchase 9,119 shares of common stock exercisable within 60 days of the date of this prospectus. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(4)
Includes options to purchase 173,444 shares of common stock exercisable within 60 days of the date of this prospectus. The address of Dr. Brey is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(5)
Includes 48,781 shares of common stock, options to purchase 64,156 shares of common stock exercisable within 60 days of the date of this prospectus, and warrants to purchase 29,268 shares of common stock exercisable within 60 days of the date of this prospectus. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(6)
Includes 48,809 shares of Common Stock, options to purchase 21,638 shares of common stock exercisable within 60 days of the date of this prospectus and warrants to purchase 17,857 shares of Common Stock exercisable within 60 days of the date of this prospectus. The address of Mr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(7)
Includes   options to purchase 25,000 shares of common stock exercisable within 60 days of the date of this prospectus. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(8)
Includes 12,195 shares of common stock, options to purchase 63,725 shares of common stock exercisable within 60 days of the date of this prospectus, and warrants to purchase 7,317 shares of common stock exercisable within 60 days of the date of this prospectus. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(9)
Includes 19,047 shares of Common Stock, options to purchase 46,638 shares of common stock exercisable within 60 days of the date of this prospectus and warrants to purchase 14,286 shares of Common Stock exercisable within 60 days of the date of this prospectus. The address of Mr. Brownlie is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(10)
Includes options to purchase 106,878 shares of common stock owned by Mr. Warusz exercisable within 60 days of the date of this prospectus. The address of Mr. Warusz is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(11)
Includes options to purchase 15,000 shares of common stock owned by Dr. Brughera exercisable within 60 days of the date of this prospectus. The address of Dr. Brughera is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

*	Indicates less than 1%.

**
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 28, 2014 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Percentage of ownership is based on 19,710,328 shares of common stock outstanding as of  February 28, 2014.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. In September 2007, our stockholders approved an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 1,000,000 shares, bringing the total shares reserved for issuance under the plan to 2,000,000 shares. In September 2010, our stockholders approved a second amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 750,000 shares, bringing the total shares reserved for issuance under the plan to 1,750,000 shares. In September 2013, our stockholders approved a third amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 1,250,000 shares, bringing the total shares reserved for issuance under the plan to 3,000,000 shares. The following table provides information, as of December 31, 2013 with respect to options outstanding under our 1995 Amended and Restated Omnibus Incentive Plan and our 2005 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders1	2,051,511	$2.63	775,924
Equity compensation plans not approved by security holders	-	-	-
Total	2,051,511	$2.63	775,924

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2013 by EisnerAmper LLP.

	2013	2012
Audit fees	$169,150	$121,590
Tax fees	9,700	8,400

Total	$178,850	$129,990

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during each of the two years ended December 31, 2013.

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

4.7
Form of Common Stock Purchase Warrant issued to each investor in the June 2013 registered public offering (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on June 18, 2010).

4.8	Form of Warrant issued to Maxim Group LLC (incorporated by reference to Exhibit 10.4 included in our current report on Form 8-K filed on June 24, 2013).

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

10.26
Lease Agreement dated as of February 7, 2012, between CPP II , LLC and the Company (incorporated by reference to Exhibit 10.40 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

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

10.35
Exclusive Channel Collaboration Agreement dated as of April 27, 2013 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 1, 2013). †

10.36	Stock Issuance Agreement dated as of April 27, 2013 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on May 1, 2013). †

10.37
Form of Securities Purchase Agreement among the Company and investors in the June 2013 registered public offering (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on June 24, 2013).

10.38
Contract HHSO100201300023C dated September 18, 2013 between the Company the the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.39
Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.40
Purchase Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund , LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on November 21, 2013).

10.41
Registration Rights Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on November 21, 2013).

10.42	Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014).

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* ** †	Filed herewith. Indicates management contract or compensatory plan. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 26, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date
/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 26, 2014
Christopher J. Schaber, PhD

/s/ Keith L. Brownlie	Director	March 26, 2014
Keith L. Brownlie, CPA

/s/ Marco Brughera	Director	March 26, 2014
Marco Brughera, DVM

/s/ Gregg A. Lapointe	Director	March 26, 2014
Gregg A. Lapointe, CPA

/s/ Robert J. Rubin	Director	March 26, 2014
Robert J. Rubin, MD

/s/ Jerome Zeldis	Director	March 26, 2014
Jerome Zeldis, MD, PhD

/s/ Joseph M. Warusz	Vice President of Finance, Acting Chief Financial Officer and Corporate Secretary (principal accounting officer)	March 26, 2014
Joseph M. Warusz, CPA

SOLIGENIX, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2013	2012
Assets Current assets:
Cash and cash equivalents	$5,856,242	$3,356,380
Grants and contracts receivable	867,086	339,308
Taxes receivable	750,356	-
Prepaid expenses	135,391	140,693
Total current assets	7,609,075	3,836,381
Office furniture and equipment, net	23,868	12,995
Intangible assets, net	632,512	855,728
Total assets	$8,265,455	$4,705,104

Liabilities and shareholders’ equity (deficiency)
Current liabilities:
Accounts payable	$1,520,290	$1,124,503
Warrant liability	8,281,247	-
Accrued compensation	233,739	29,495
Total current liabilities	10,035,276	1,153,998
Commitments and contingencies
Shareholders’ equity (deficiency):
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized in 2013 and 2012, respectively; 19,626,439 shares and 11,168,905 shares issued and outstanding in 2013 and 2012, respectively	19,626	11,169
Additional paid-in capital	130,549,930	125,820,318
Accumulated deficit	(132,339,377)	(122,280,381)
Total shareholders’ equity (deficiency)	(1,769,821)	3,551,106
Total liabilities and shareholders’ equity (deficiency)	$8,265,455	$4,705,104

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2013	2012
Revenues:
Grant revenue	$2,658,836	$3,144,620
Contract revenue	565,316	-

Total revenues	3,224,152	3,144,620
Cost of revenues	(2,544,285)	(2,593,075)
Gross profit	679,867	551,545

Operating expenses:
Research and development	5,071,179	2,609,241
General and administrative	2,765,230	2,632,972
Total operating expenses	7,836,409	5,242,213

Loss from operations	(7,156,542)	(4,690,668)

Other income (expense):
Change in fair value of warrant liability	(3,654,770)	-
Interest income	1,960	6,202
Total other (expense) income	(3,652,810)	6,202
Net loss before income taxes	(10,809,352)	(4,684,466)

Income tax benefit	750,356	521,458
Net loss	$(10,058,996)	$(4,163,008)
Basic and diluted net loss per share	$(0.65)	$(0.37)
Basic and diluted weighted average common shares outstanding	15,463,256	11,136,484

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid–In Capital	Deficit	Total
Balance, December 31, 2011	11,105,532	$11,106	$124,897,309	$(118,117,373)	$6,791,042
Issuance of common stock to vendors	46,706	46	20,954	-	21,000
Issuance of common stock to employee	16,667	17	9,983	-	10,000
Fair value of common stock warrants to vendors	-	-	429,902	-	429,902
Stock-based compensation expense	-	-	462,170	-	462,170
Net loss	-	-	-	(4,163,008)	(4,163,008)
Balance, December 31, 2012	11,168,905	$11,169	$125,820,318	$(122,280,381)	$3,551,106
Common stock issued in Unit offering, net of offering costs of $902,158	6,773,995	6,774	6,203,763	-	6,210,537
Warrants issued in Unit offering	-	-	(4,827,788)	-	(4,827,788)
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	201,311	-	201,311
Issuance of common stock to collaboration partner	1,034,483	1,034	1,498,966	-	1,500,000
Issuance of common stock pursuant to Lincoln Park equity line, net of costs of $71,949	383,370	383	527,668	-	528,051
Issuance of shares from exercise of stock options and warrants	210,582	211	235,764	-	235,975
Issuance of common stock to vendor	55,104	55	82,093	-	82,148
Fair value of common stock warrants to vendors	-	-	4,775	-	4,775
Stock-based compensation expense	-	-	803,060	-	803,060
Net loss	-	-	-	(10,058,996)	(10,058,996)
Balance, December 31, 2013	19,626,439	$19,626	$130,549,930	$(132,339,377)	$(1,769,821)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2013	2012
Operating activities:
Net loss	$(10,058,996)	$(4,163,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	230,071	230,630
Common stock issued to employee	-	10,000
Charge for common stock issued for collaboration agreement	1,500,000	-
Common stock issued in exchange for services	82,148	21,000
Warrants replaced in exchange for renegotiated agreement	-	429,902
Warrants issued to vendor	4,775	-
Stock-based compensation	803,060	462,170
Change in fair value of warrant liability	3,654,770	-
Change in operating assets and liabilities:
Grants and contracts receivable	(527,778)	23,165
Taxes receivable	(750,356)	574,157
Prepaid expenses	5,302	55,069
Accounts payable	395,787	(179,053)
Accrued compensation	204,244	(99,565)
Total adjustments	5,602,023	1,527,475
Net cash used in operating activities	(4,456,973)	(2,635,533)

Investing activities:
Purchases of office equipment	(17,728)	(4,755)
Net cash used in investing activities	(17,728)	(4,755)

Financing activities:
Net proceeds from sale of units containing common stock and warrants	6,210,537	-
Net proceeds from issuance of common stock pursuant to the equity line	528,051	-
Proceeds from exercise of options and warrants	235,975	-
Net cash provided by financing activities	6,974,563

Net increase (decrease) in cash and cash equivalents	2,499,862	(2,640,288)
Cash and cash equivalents at beginning of period	3,356,380	5,996,668
Cash and cash equivalents at end of period	$5,856,242	$3,356,380
Supplemental disclosure of non cash investing and financing activities:
Fair Value of warrants issued in Unit Offering	$4,827,788	$-
Reclassification of warrant liability to additional paid in capital upon partial exercise of warrants issued in unit offering	$201.311	$-

Supplemental information:

Cash paid for state income taxes	$3,080	$2,730

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a clinical stage biopharmaceutical company that was incorporated in 1987 and is focused on developing products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases where there remains an unmet medical need, as well as developing several biodefense vaccines and therapeutics. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense. Soligenix’s BioTherapeutics business segment is developing proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203), acute radiation enteritis (SGX201) and chronic Graft-versus-Host disease (orBec®), as well as developing our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis.  The Vaccines/BioDefense business segment includes RiVax™, a ricin toxin vaccine, and VeloThrax™, an anthrax vaccine, and OrbeShield™, a gastrointestinal acute radiation syndrome (“GI ARS”) program and SGX943, a melioidosis therapeutic. The advanced development of these programs will be supported by existing and on-going government contracts and grants, which include the National Institutes of Health (“NIH”) grant for the heat stabilization technology ThermoVax™ and contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institute of Allergy and Infectious Diseases (“NIAID”) for GI ARS.  Additionally, the Company entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which it intends to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

The Company generates revenues under four grants from the NIH and government contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institute of Allergy and Infectious Diseases (“NIAID”).

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with FDA regulations, litigation, and product liability.

Liquidity

As of December 31, 2013, the Company had cash and cash equivalents of $5,856,242 as compared to $3,356,380 as of December 31, 2012, representing an increase of $2,499,862 or 74%. As of December 31, 2013, the Company had working capital of $5,855,046, which excludes a non-cash warrant liability of $8,281,247, as compared to working capital of $2,682,383 as of December 31, 2012, representing an increase of $3,172,663 or 118%. The increase in working capital was primarily the result of net proceeds of $6,738,588 received from our registered public offering, Lincoln Park equity line and proceeds of $235,975 from the exercise of stock options and warrants offset primarily by the cash used in operating activities over the period. For the year ended December 31, 2013, the Company’s cash used in operating activities was $4,456,973 as compared to $2,635,533 for the same period in 2012, representing an increase of $1,821,440. This increase was attributable to the initiation of clinical trials with SGX942 for the treatment of oral mucositis, preparation for clinical trials with SGX203 for the treatment of pediatric Crohn’s disease, increased headcount to support these programs and the delay in receiving the proceeds related to the State of New Jersey Technology Business Tax Certificate Transfer Program for 2013, which were received prior to year end in the prior year.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from its grant programs, proceeds expected from the Lincoln Park transaction and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Management’s business plan can be outlined as follows:

•	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
•	Initiate Phase 2/3 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;
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

•	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GIARS;
•	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
•	Acquire or in-license new clinical-stage compounds for development; and
•	Explore other business development and merger/acquisition strategies, an example of which is our collaboration with Intrexon.

The Company’s plans with respect to its liquidity management include, but are not limited to the following:

•
The Company has up to $33.2 million in active grant funding still available to support its associated research programs through 2014 and beyond. The Company plans to submit additional grant applications for further support of its programs with various funding agencies.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company will pursue Net Operating Losses (“NOLs”) sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt, in January 2014, of $750,356 in proceeds pursuant to NOLs sales in 2013, the Company expects to participate in the program during 2014 and beyond; and

•
The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Grants and Contracts Receivable

Grants and contracts receivable consist of unbilled amounts due from various grants from the NIH and contracts from BARDA and NIAID for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the year ended December 31, 2013 or 2012.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2013 or 2012.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2013. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

•
Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

•
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

•
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

Revenue Recognition

Principally the Company’s revenues are generated from government contracts and grants. Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fee. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the government contracts and grants.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed. Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Typically these instruments vest upon issuance and therefore the entire stock compensation expense is recognized upon issuance to the vendors and/or consultants

Stock compensation expense for options, warrants and shares of common stock granted to non-employees has been determined in accordance with FASB ASC 718, Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued. For options that vest over future periods, the fair value of options granted to non-employee directors is amortized as the options vest.

The fair value of options in accordance with FASB ASC 718, Stock Compensation, was estimated using the Black-Scholes option-pricing model and the following assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities of 136% - 167% and 160% for 2013 and 2012, respectively;
•	forfeitures at a rate of 12%; and
•	risk-free interest rates of 0.96% to 1.17% and 0.51% for 2013 and 2012, respectively.

The fair value of each option grant made during 2013 and 2012 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2013 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2013 and 2012. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2013 and 2012. Tax years beginning in 2011 for federal purposes are generally subject to examination by taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented. No options and warrants were included in the 2013 and 2012 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses or options and warrants for which the strike price exceeds the quoted market value at period end.

	For the Year Ended			For the Year Ended
	December 31, 2013			December 31, 2012
	Net Loss	Shares	EPS	Net Loss	Shares	EPS
Basic & Diluted EPS	$(10,058,996)	15,463,256	$(0.65)	$(4,163,008)	11,136,484	$(0.37)

Shares issuable upon the exercise of options and warrants outstanding at December 31, 2013 and 2012 were 2,051,511 and 1,457,724 shares issuable upon the exercise of options, and 8,156,526 and 2,843,338 shares issuable upon the exercise of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2013 were $2.63 and $2.17 per share, respectively. No options or warrants were included in the 2013 and 2012 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses in each of those years.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization period (years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2013
Licenses	6.72	$462,234	$279,258	$182,976
Patents	2.6	1,893,185	1,443,649	449,536
Total	3.4	$2,355,419	$1,722,907	$632,512
December 31, 2012
Licenses	7.72	$462,234	$252,019	$210,215
Patents	3.3	1,893,185	1,247,672	645,513
Total	4.2	$2,355,419	$1,499,691	$855,728

Amortization expense was $223,216 and $223,838 in 2013 and 2012, respectively.

Based on the balance of licenses and patents at December 31, 2013, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Year	Amortization Expense
2014	$222,800
2015	$172,500
2016	$61,800
2017	$61,800
2018	$20,800

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

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013. The initial warrant liability recognized on the related warrants totaled $4,827,788, which was based on the June 25, 2013 closing price of a share of our common stock as reported on OTC Markets of $0.96. On December 31, 2013, the closing price of our common stock as reported on OTC Markets was $1.80. Due to the fluctuations in the market value of our common stock from June 25, 2013 through December 31, 2013, we recognized a non-cash charge of $3,654,770 for the change in the fair value of the warrant liability during the year ended December 31, 2013.

The assumptions used in connection with the valuation of warrants issued utilizing the Monte Carlo method were as follows:

	December 31, 2013	Initial Measurement June 25, 2013

Number of shares underlying the warrants	5,309,438	5,416,851
Exercise price	$1.65	$1.65
Volatility	135%	140%
Risk-free interest rate	1.75%	1.49%
Expected dividend yield	0	0
Expected warrant life (years)	4.50	5
Stock Price	$1.80	$0.96

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the year ended December 31, 2013 for the financial liability categorized as Level 3 as of December 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Initial Measurement June 25, 2013	Decrease from Warrants Exercised in 2013	Increase in Fair Value	December 31, 2013
Warrant liability	$4,827,788	$(201,311)	$3,654,770	$8,281,247

Note 5. Income Taxes

Deferred tax assets consisted of the following as of December 31:

	2013	2012
Net operating loss carry forwards	$27,974,000	$27,872,000
Orphan drug and research and development credit carry forwards	2,986,000	3,068,000
Other	3,310,000	1,443,000
Total	34,270,000	32,383,000
Valuation allowance	(34,270,000)	(32,383,000)
Net deferred tax assets	$-	$-

At December 31, 2013, the Company had NOL carry forwards of approximately $80,793,000 for federal tax purposes and approximately $5,599,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which are currently expiring each year through 2033. In addition, the Company has $2,986,000 of various tax credits that expire from 2013 to 2033. The Company may be able to utilize their NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to Federal income tax assessment for years before 2011 for Federal and 2010 for New Jersey income tax assessment. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

The net change in the valuation allowance for the years ended December 31, 2013 and 2012 was an increase of approximately $1,887,000 and $1,949,000, respectively, resulting primarily from net operating losses expiring and generated. As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against a net deferred tax asset.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Income tax loss at federal statutory rate	(34.00)%	(34.00)%
State tax benefits, plus sale of NJ NOLs, net of federal benefit	(6.00)	(6.00)
Subtotal	(40.00)	(40.00)
Valuation allowance	32.54	28.87
Income tax benefit	(7.46)%	(11.13)%

During the years ended December 31, 2013 and 2012, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards to other New Jersey-based corporate taxpayers based in New Jersey, the Company sold New Jersey net operating loss carryforwards, resulting in the recognition of $750,356 and $521,458 of income tax benefit, net of transaction costs, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

The Company follows FASB ASC 740-10, Uncertainty in Income Taxes. The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense. The Company does not expect that there will be any amounts of unrecognized tax benefits in the next 12 months. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company did not have any unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2013 and 2012. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2013 and 2012.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2013:
•	In April 2013, the Company issued 1,034,483 shares of common stock related to the execution of an Exclusive Channel Collaboration agreement with Intrexon Corporation.
•	In June 2013, the Company issued 6,773,995 shares of common stock pursuant to a registered direct unit offering of common stock and warrants.
•	In October 2013, the Company issued 107,143 shares of common stock for stock warrants exercised.
•	In November, the Company issued 383,370 shares of common stock pursuant to the Lincoln Park Capital equity facility.
•	In two separate transactions, the Company issued 103,439 shares of common stock for stock options exercised.
•	In five separate transactions, the Company issued 55,104 shares of common stock as part of consideration for services performed.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2012:
•	In January 2012, the Company issued 16,667 shares of common stock as part of an employee’s 2011 bonus from the Company.
•	In four separate transactions, the Company issued 46,706 shares of common stock as part of consideration for services performed.

Warrants

During 2013, the Company issued warrants to purchase 5,416,581 shares of common stock pursuant to a registered direct offering of common stock and warrants. Additionally, the Company issued 5,000 warrants to a consultant in exchange for services. During 2012, the Company issued warrants to purchase 50,000 shares of common stock to a consultant in exchange for services. Additionally, in December 2012, the Company replaced previously issued warrants to purchase 724,873 shares of common stock for new warrants. These new warrants were issued to Sigma Tau upon the Company reacquiring the rights to orBec® and to Dr. George McDonald upon the renegotiation of our orBec® license agreement.

A charge of $3,654,770, related to the warrants issued in the registered direct offering, was incurred for the change in the fair value of the warrant liability during the year ended December 31, 2013.  Additionally, warrant expense charges of $4,775 and $429,902 were recorded during the years ended December 31, 2013 and 2012, respectively.  These expenses represented the estimated fair value of services performed during these periods and renegotiated agreements, in 2012, with Sigma Tau and Dr. McDonald pertaining to the rights of orBec® .

Equity Line

In November 2013, the Company entered into a common stock purchase agreement with Lincoln Park Capital  Fund, LLC (“Lincoln Park”). The Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 75,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $10.0 million over approximately a 36-month period depending on certain conditions, including the quoted market price of the Company’s common stock on such date. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of common shares during the twelve business days prior to the purchase date.  Each Regular Purchase shall not exceed $750,000.  Furthermore, for each additional purchase by Lincoln Park, additional commitment shares in commensurate amounts up to total of 122,070 shares will be issued based upon the relative proportion of the aggregate amount of $10.0 million. The Regular Purchase amount may be increased up to 100,000 shares of common stock if the closing price of the common shares is not below $2.50.  In addition to the Regular Purchase and provided that the closing price of the common shares is not below $1.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (Accelerate Purchase Date”) additional shares of Company stock up to the lesser of (i) two times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date as a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price.

As part of the agreement, the Company received gross proceeds of $600,000 for the issuance of 383,370 shares of common stock to Lincoln Park. Associated costs of $71,949 were incurred resulting in net proceeds of $528,051.

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

In addition, under the 2005 Plan, the Board may elect to pay certain consultants, directors, and employees in common stock. The 2005 Plan was amended in September 2007 to increase the number of options available under the plan to 1,000,000, in 2010 to increase the number of shares under the plan to 1,750,000 and again in 2013 to increase the number shares available under the plan to 3,000,000.

The table below only accounts for transactions occurring as part of the amended 2005 Equity Incentive Plan.

	December 31,
	2013	2012
Shares available for grant at beginning of year	129,711	60,692
Increase in shares available for the plan	1,250,000	-
Options granted	(791,100)	(100,000)
Options exercised	103,439	-
Options forfeited or expired	83,874	169,019

Shares available for grant at end of year	775,924	129,711

The total option activity for the 1995 Omnibus Plan  and the amended 2005 Plan for the years ended December 31, 2013 and 2012 was as follows:

	Options	Weighted Average Options Exercise Price
Balance at December 31, 2011	1,544,242	$3.75
Granted	100,000	0.30
Exercised		-
Forfeited	(186,518)	6.22
Balance at December 31, 2012	1,457,724	$3.19
Granted	791,100	1.35
Exercised	(103,439)	0.57
Forfeited	(93,874)	2.84
Balance at December 31, 2013	2,051,511	$2.63

As of December 31, 2013, there were 1,549,693 options exercisable with a weighted average exercise price of $3.01, a weighted average remaining contractual term of 6.4 years and an intrinsic value of $712,000.  As of December 31, 2013, there were 2,051,511 options outstanding and expected to vest with a weighted average exercise price of $2.63, weighted average remaining term of 7.3 years and an intrinsic value of $1,157,000.  The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) what would have been received by the option holders had all option holders exercised their options on December 31, 2013.  This amount changes based on the fair market value of our common stock.

The Company awarded 791,100 and 100,000 stock options to new employees and new and existing Board members during 2013 and 2012, respectively. In 2013, under the 2005 Equity Incentive plan, 723,000 option grants were issued to employees and 68,100 option grants were issued to Board members.

The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2013 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.30-$2.20	8.2	1,299,302	842,305
$2.26-$4.10	8.0	229,459	184,638
$4.64-$8.60	4.9	426,500	426,500
$9.40-$11.60	3.2	93,750	93,750
$18.00-$25.60	0.1	2,500	2,500
Total	7.3	2,051,511	1,549,693

The Company’s stock-based compensation for the years ended December 31, 2013 and 2012 was $803,060 and $462,170, respectively. At December 31, 2013, the total compensation cost for stock options not yet recognized was approximately $732,000 and will be expensed over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2013 and 2012 was as follows:

	Warrants	Weighted Average Warrant Exercise Price
Balance at December 31, 2011	2,701,569	$4.40
Granted	774,873	0.56
Exercised	-	-
Expired/Cancelled	(633,104)	5.40
Balance at December 31, 2012	2,843,338	$3.13
Granted	5,421,581	1.65
Exercised	(107,143)	1.65
Expired/Cancelled	(1,250)	15.00
Balance at December 31, 2013	8,156,526	$2.17

During 2013, the Company issued warrants to purchase 5,416,581 shares of common stock pursuant of a registered direct offering of common stock and warrants. Additionally, the Company issued 5,000 warrants to a consultant in exchange for services. Warrants of 1,250 either expired or were cancelled by the Company with an exercise price of $15.00. A charge of $3,654,770, related to the warrants issued in the registered direct offering, was incurred for the change in the fair value of the warrant liability and a warrant expense charge of $4,775 was recorded during the year ended December 31, 2013 for the warrants issued for services.

The weighted-average exercise price, by price range, for outstanding warrants at December 31, 2013 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
$.53-$2.05	4.4	6,091,811	6,091,811
$2.80-$3.96	0.05	1,103,202	1,103,202
$5.50-$5.56	0.77	379,561	379,561
$5.60-$6.06	2.0	581,952	581,952
Total	3.44	8,156,526	8,156,526

During 2014, warrants to purchase approximately 1.5 million shares of the Company’s common stock will expire.

Note 8. Concentrations

At December 31, 2013 and 2012, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC. The excess amounts at December 31, 2013 and 2012 were $4,856,242 and $2,356,380, respectively.

Note 9. Commitments and Contingencies

The Company has commitments of approximately $400,000 at December 31, 2013 for agreements with consultants and universities.  Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On April 27, 2013, the Company entered into an exclusive channel collaboration agreement with Intrexon (the “Channel Agreement”) to use Intrexon’s advanced human antibody discovery, isolation and production technologies for the development of human monoclonal antibody therapies for a new biodefense application targeting melioidosis.  The Channel Agreement grants an exclusive worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of products for the treatment of melioidosis through the use of exogenously produced human recombinant monoclonal antibodies. The Channel Agreement, upon clinical or commercialization success, may require the payment of certain milestones up to $7 million, if and when achieved.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total

2014	$100,000	$101,200	$201,200
2015	75,000	25,000	100,000
2016	75,000	-	75,000
2017	75,000	-	75,000
2018	75,000	-	75,000
Total	$400,000	$126,200	$526,200

Note 10. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Year Ended December 31,
	2013	2012
Revenues
Vaccines/BioDefense	$3,003,822	$2,919,677
BioTherapeutics	220,330	224,943
Total	$3,224,152	$3,144,620

Loss from Operations
Vaccines/BioDefense	$(1,666,130)	$(33,636)
BioTherapeutics	(3,069,998)	(2,203,721)
Corporate	(2,420,414)	(2,453,311)
Total	$(7,156,542)	$(4,690,668)

Amortization and Depreciation Expense
Vaccines/BioDefense	$37,981	$38,589
BioTherapeutics	190,033	190,003
Corporate	2,057	2,038
Total	$230,071	$230,630

Interest Income
Corporate	$1,960	$6,202

Stock-Based Compensation
Vaccines/BioDefense	$80,432	$44,484
BioTherapeutics	250,431	84,020
Corporate	472,197	333,666
Total	$803,060	$462,170

	As of December 31,
	2013	2012

Identifiable Assets
Vaccines/BioDefense	$1,870,414	$628,494
BioTherapeutics	386,721	566,111
Corporate	6,008,320	3,510,499
Total	$8,265,455	$4,705,104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Soligenix, Inc.

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2013.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soligenix, Inc. and subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ EisnerAmper LLP

Jenkintown, PA
March 26, 2014