Form 10-Q
period 2014-03-31
SOLIGENIX, INC.
filed 2014-05-12
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 05, 2014, 19,972,234 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)	4
	Consolidated Statements of Changes in Shareholders’ Deficiency for the Three Months Ended March 31, 2014 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

Part II	OTHER INFORMATION

Item 1A	Risk Factors	36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6	Exhibits

SIGNATURES		38

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$5,606,850	$5,856,242
Contracts and grants receivable	694,346	867,086
Taxes receivable	-	750,356
Prepaid expenses	97,620	135,391
Total current assets	6,398,816	7,609,075

Office furniture and equipment, net	36,357	23,868
Intangible assets, net	577,800	632,512
Total assets	$7,012,973	$8,265,455

Liabilities and shareholders’ deficiency
Current liabilities:
Accounts payable	$1,552,629	$1,520,290
Warrant liability	9,521,312	8,281,247
Accrued compensation	45,309	233,739
Total current liabilities	11,119,250	10,035,276
Commitments and contingencies
Shareholders’ deficiency:
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,852,260 shares and 19,626,439 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	19,852	19,626
Additional paid-in capital	131,544,956	130,549,930
Accumulated deficit	(135,671,085)	(132,339,377)
Total shareholders’ deficiency	(4,106,277)	(1,769,821)
Total liabilities and shareholders’ deficiency	$7,012,973	$8,265,455

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Grant revenue	$244,290	$900,354
Contract revenue	666,307	-

Total revenues	910,597	900,354
Cost of revenues	(628,981)	(743,657)
Gross profit	281,616	156,697

Operating expenses:
Research and development	1,030,621	756,653
General and administrative	840,904	487,941

Total operating expenses	1,871,525	1,244,594

Loss from operations	(1,589,909)	(1,087,897)

Other income (expense):
Change in fair value of warrant liability	$(1,742,090)
Interest income	291	483

Total other income (expense)	(1,741,799)	483
Net loss	$(3,331,708)	$(1,087,414)

Basic and diluted net loss per share	$(0.17)	$(0.10)

Basic and diluted weighted average common shares outstanding	19,739,470	11,180,739

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Deficiency
For the Three Months Ended March 31, 2014
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2013	19,626,439	$19,626	$130,549,930	$(132,339,377)	$(1,769,821)
Issuance of common stock pursuant to Lincoln Park Equity Line	76,932	77	158,173	-	158,250
Issuance of restricted common stock to vendors	71,000	71	153,469	-	153,540
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	502,025	-	502,025
Fair value of common stock warrants issued to vendors	-	-	4,775	-	4,775
Issuance of common stock from cashless exercise of warrants	77,889	78	(78)	-	-
Stock-based compensation expense	-	-	176,662	-	176,662
Net loss	-	-	-	(3,331,708)	(3,331,708)
Balance, March 31, 2014	19,852,260	19,852	$131,544,956	$(135,671,085)	$(4,106,277)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2014	2013
Operating activities:
Net loss	$(3,331,708)	$(1,087,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	62,087	56,498
Restricted common stock issued to vendors	153,540	32,888
Warrants issued to vendors	4,775	-
Stock-based compensation	176,662	79,492
Change in fair value of warrant liability	1,742,090	-

Change in operating assets and liabilities:
Grants receivable	172,740	(317,544)
Taxes receivable	750,356	-
Prepaid expenses	37,771	(30,085)
Accounts payable	32,338	527,238
Accrued compensation	(188,430)	(5,432)
Total adjustments	2,943,929	343,055
Net cash used in operating activities	(387,779)	(744,359)

Investing activities
Purchases of fixed assets	(19,863)	-
Net cash used in investing activities	(19,863)	-

Financing Activities:
Net proceeds from issuance of common stock pursuant to the equity line	158,250	-
Net cash provided by financing activities	158,250	-
Net decrease in cash and cash equivalents	(249,392)	(744,359)
Cash and cash equivalents at beginning of period	5,856,242	3,356,380
Cash and cash equivalents at end of period	$5,606,850	$2,612,021
Supplemental disclosure of non cash investing and financing activities:
Reclassification of warrant liability to additional paid in capital upon partial exercise of warrants issued in unit offering	$502,025	$-

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

The Company’s BioTherapeutics business segment is developing proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203), acute radiation enteritis (SGX201) and chronic Graft-versus-Host disease (orBec®), as well as developing its novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis.

The Vaccines/BioDefense business segment includes RiVax™, a ricin toxin vaccine, VeloThrax™, an anthrax vaccine, and OrbeShield™, a gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic and SGX943, a melioidosis therapeutic. The advanced development of these programs will be supported by existing and on-going government grants and contracts, which include a National Institutes of Health (“NIH”) grant for the heat stabilization technology ThermoVax™ supporting the vaccine programs, as well as contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID for GI ARS. Additionally, the Company entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which it intends to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

The Company generates revenues under three grants primarily from the NIH and government contracts from BARDA and NIAID.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Adsministration (the “FDA”) regulations, litigation, and product liability. Results for the quarter ended March 31, 2014 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of March 31, 2014, the Company had cash and cash equivalents of $5,606,850 as compared to $5,856,242 as of December 31, 2013, representing a decrease of $249,392 or 4%. As of March 31, 2014, the Company had working capital of $4,800,878 as compared to working capital of $5,855,046 as of December 31, 2013, which excludes a non-cash warrant liability of $9,521,312 and $8,281,247, respectively, representing a decrease of $1,054,168 or 18%. This decrease is primarily related to expenditures to support the Phase 2 clinical trial with SGX942 for the treatment of oral mucositis in head and neck cancer.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from its government contract and grant programs, availability of funds from the Lincoln Park Capital Fund, LLC (“Lincoln Park”) equity line and proceeds from the state of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

•
Develop RiVax™ and VeloThrax™ in combination with its proprietary vaccine heat stabilization technology, known as ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

•	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
•	Continue to apply for and secure additional government funding for each of its BioTherapeutics and Vaccine/BioDefense programs through grants, contracts and/or procurements;
•	Acquire or in-license new clinical-stage compounds for development; and
•	Explore other business development and merger/acquisition strategies, an example of which is the collaboration with Intrexon.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

•
The Company has up to $32.3 million in active contract and grant funding still available to support its associated research programs through 2014 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.

•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and/or collaboration partners and expects to continue to do so for the foreseeable future.
•
The Company will pursue Net Operating Loss (“NOLs”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt, in January 2014, of $750,356 in proceeds pursuant to NOLs sales in 2013, the Company expects to participate in the program during 2014 and beyond;

•	The Company has a $10.0 million equity facility, with Lincoln Park through October 2016, of which approximately $9.8 million is available; and
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

Grants and Contracts Receivable

Grants and contracts receivable consist of unbilled amounts due from various grants from the NIH and contracts from BARDA and NIAID, an institute of the NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the quarters ended March 31, 2014 and 2013.

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

The Company did not record any impairment of long-lived assets for the quarters ended March 31, 2014 and 2013.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2014. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Revenue Recognition

 The Company’s revenues are primarily generated from government contracts and grants. Revenue is recognized in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fee. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs reimbursable internal expenses that are related to the government contracts and grants.

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

Accounting for Warrants

The Company considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock. The Company evaluated the warrants’ provisions and determined that warrants issued in connection with the Company’s June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of the Company’s common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to the Company’s stock and therefore are accounted for as equity instruments for 2014 and 2013.

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

The fair value of options issued during the three months ended March 31, 2014 was estimated using the Black-Scholes option-pricing model and the following assumptions:

•	A dividend yield of 0%;
•	An expected life of 4 years;
•	Volatilities of 133% - 135% ;
•	Forfeitures at a rate of 12%; and
•	Risk free interest rates of 1.11% - 1.33%.

The Company did not issue issue any options during the three months ended March 31, 2013.

The fair value of each option grant was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2014 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2014 and 2013. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2014 and 2013. Tax years beginning in 2010 for federal purposes are generally subject to examination by taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented. No options and warrants were included in the 2014 and 2013 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses on options and warrants for which the strike price exceeds the quoted market value at period end.

	Three Months Ended March 31,
	2014			2013
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(3,331,708)	19,739,470	$(0.17)	$(1,087,414)	11,180,739	$(0.10)

Shares issuable upon the exercise of options and warrants outstanding at March 31, 2014 and 2013 were 2,127,699 and 1,454,755 and 6,808,324 and 2,843,338. The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2014 was $2.57 and $2.08 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2014
Licenses	6.5	$462,234	$285,974	$176,260
Patents	2.4	1,893,185	1,491,645	401,540
Total	3.2	$2,355,419	$1,777,619	$577,800
December 31, 2013
Licenses	6.72	$462,234	$279,258	$182,976
Patents	2.6	1,893,185	1,443,649	449,536
Total	3.4	$2,355,419	$1,722,907	$632,512

Amortization expense was $54,712 and $55,043 for the three months ended March 31, 2014 and 2013, respectively.

Based on the balance of licenses and patents at March 31, 2014, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
April 1 through December 31,2014	$168,100
2015	$172,500
2016	$61,800
2017	$61,800
2018	$20,800

License fees and royalty payments are expensed as incurred as the Company does not attribute any future benefits to such payments.

Note 4. Warrant Liabilities

Warrants issued in connection with the Company’s registered public offering contain provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provision) and contain net settlement provisions.  As a result, the Company accounts for these warrants as liabilities instead of equity instruments.  Down-round provisions reduce the exercise or conversion price of a warrant if the Company issues equity shares for a price that is lower than the exercise or conversion price of the warrants.  Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of exercising the warrant by paying cash.  The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed for fixed” option.

The Company recognizes these warrants as liabilities at their fair value on the date of grant and remeasures them to fair value on each reporting date.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. On January 21, 2014, 250,000 warrants were exercised. The fair value of the warrants exercised, or $502,025, was reclassified from Warrant liability to Additional paid-in capital. On March 31, 2014, the closing price of the Company’s common stock as reported on OTC Markets was $2.24. Due to the fluctuations in the market value of the Company’s  common stock from December 31, 2013 through March 31, 2014, the Company recognized a non-cash charge of $1,742,090 for the change in the fair value of the warrant liability for the three months ended March 31, 2014.

The assumptions used in connection with the valuation of warrants issued utilizing the Monte Carlo method were as follows:

	December 31, 2013	January 22, 2014	March 31, 2014

Number of shares underlying the warrants	5,309,438	5,309,438	5,059,438
Exercise price	$1.65	$1.65	$1.65
Volatility	135%	135%	133%
Risk-free interest rate	1.75%	1.30%	1.32%
Expected dividend yield	0	0	0
Expected warrant life (years)	4.5	4.42	4.25
Stock Price	$1.80	$2.29	$2.24

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the period ended March 31, 2014 for the financial liability categorized as Level 3 as of March 31, 2014.

	December 31, 2013	Decrease from Warrants Exercised in 2014	Increase in Fair Value	March 31, 2014
Warrant liability	$8,281,247	$(502,025)	$1,742,090	$9,521,312

Note 5. Income Taxes

The Company had  NOLs at December 31, 2013 of approximately $80,793,000 for federal tax purposes and approximately $5,599,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which are currently expiring each year until 2033. In addition, the Company had $2,986,000 of various tax credits that expire from 2014 to 2033. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited.

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

The Company has no tax provision for the three month periods ended March 31, 2014 and 2013 due to losses incurred and the recognition of full valuation allowances against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the three months ended March 31, 2014, the Company issued the following shares of common stock:

•	In January 2014, the Company issued 77,889 shares of common stock in connection with the cashless exercise of 250,000 stock warrants;
•	In March 2014, the Company issued 76,932 shares of common stock pursuant to the Lincoln Park facility; and
•	In three separate transaction, the Company issued 71,000 shares of common stock as partial consideration for services performed.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $344,000 as of March 31, 2014 for agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2014	$44,000	$81,000	$125,000
2015	75,000	33,000	108,000
2016	75,000	9,000	84,000
2017	75,000	2,000	77,000
2018	75,000	-	75,000
Total	$344,000	$125,000	$469,000

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2014	2013
Contract/Grant Revenue
Vaccines/BioDefense	$877,045	$829,849
BioTherapeutics	33,552	70,505
Total	$910,597	$900,354

Income/(Loss) from Operations
Vaccines/BioDefense	$139,404	$(30,995)
BioTherapeutics	(1,035,591)	(457,625)
Corporate	(693,722)	(599,277)
Total	$(1,589,909)	$(1,087,897)

Amortization and Depreciation Expense
Vaccines/BioDefense	$9,935	$27,667
BioTherapeutics	49,939	28,395
Corporate	2,213	436
Total	$62,087	$56,498

Interest Income
Corporate	$291	$483

Stock-Based Compensation
Vaccines/BioDefense	$10,450	$11,121
BioTherapeutics	76,121	21,036
Corporate	90,091	47,335
Total	$176,662	$79,492

	As of March 31, 2014	As of December 31, 2013

Identifiable Assets
Vaccines/BioDefense	$948,567	$1,870,414
BioTherapeutics	339,502	386,721
Corporate	5,724,904	6,008,320
Total	$7,012,973	$8,265,455

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2013. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securites and Exchage Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the U.S. Securites and Exchage Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Overview:

Our Business Overview

We are a clinical stage biopharmaceutical company that is focused on developing products to treat serious inflammatory diseases where there remains an unmet medical need as well as developing several biodefense vaccines and therapeutics. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

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

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial initiated in the second half of 2013, with data expected in the second half of 2014

SGX203	Pediatric Crohn’s disease
Phase 1/2 clinical trial completed in June 2013, data pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;
Phase 2/3 clinical trial planned for the second half of 2014, with data expected in the second half of 2015

SGX201	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated; Phase 2 trial planned for the second half of 2014, with data expected in the second half of 2015

orBec®	Treatment of Chronic GI GVHD	Phase 2 trial initiated in the second half of 2013, with data expected in the second half of 2014

Vaccine Thermostability Platform**

Soligenix Product	Indication	Stage of Development

ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product	Indication	Stage of Development

RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial complete; safety and neutralizing antibodies for protection demonstrated Phase 2 trial planned for the first half of 2015

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical; Phase 1 clinical trial planned for second half of 2015

OrbeShield™	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943/SGX101	Melioidosis	Pre-clinical

** Contingent upon continued government contract and grant funding

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

We have a strong worldwide IP position on SGX94 and related analogs including composition of matter. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of the UBC, Canada and approximately $40 million has been invested towards its development to date, inclusive of government grants.

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

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

We initiated a Phase 2 clinical study of SGX942 in the treatment of oral mucositis in head and neck cancer patients in the second half of 2013. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received “Fast Track” designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA in the first half of 2013. Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a New Drug Application (“NDA”) for SGX942 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review, which implies an abbreviated review time of six months. In April 2014, we were awarded a one-year National Institute of Dental and Craniofacial Research (NIDCR) Small Business Innovation and Research (“SBIR”) grant award of approximately $200,000 to support our Phase 2 clinical study.

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

SGX203 – for Treating Pediatric Crohn’s Disease

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

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. We completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute (“NCI”) Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year SBIR grant awarded by the NCI . We are currently working with our Radiation Enteritis medical advisory board to determine potential next steps forward with the clinical development program, as well as pursuing continued grant funding to advance the program .

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

orBec® - for Treating Chronic GI GVHD

orBec® is a two tablet delivery system of BDP specifically designed for oral use that allows for delivery of immediate and delayed release BDP to treat the gastrointestinal manifestation of chronic GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressive drugs such as prednisone to treat chronic GI GVHD. The active ingredient in orBec® is BDP, a highly potent, topically active corticosteroid that has a local effect on inflamed tissue. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. orBec® has been awarded orphan drug designations in the U.S. and in Europe for the treatment of GI GVHD. In September 2012, we received a $300,000 two-year SBIR grant awarded by the NCI to support a Phase 2 study for the treatment of chronic GI GVHD.

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

We estimate, based upon our review of published studies and reports and an interpolation of data on the incidence of chronic GVHD, there to be 6,000 patients annually in the U.S., with a comparable number in Europe that suffer from chronic GVHD.

Vaccines/BioDefense Overview

ThermoVax™ - Thermostability Technology

Our thermostability technology, ThermoVax™, is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax™ lies in its potential ability to eliminate the need for cold-chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, a meaningful proportion of vaccine doses globally are wasted wasted due to excursions from required cold chain temperature ranges. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. The savings realized from the elimination of cold chain costs and related product losses would in turn significantly increase the profitability of vaccine products. Elimination of the cold chain would also further facilitate the use of these vaccines in the lesser developed parts of the world. ThermoVax™ has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

ThermoVax™ development is being supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax™) vaccines. Proof-of-concept preclinical studies with ThermoVax™ indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™, made under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the ricin A chain, the immunogenic compound of the vaccine. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. Confirmatory results have extended the stability to one year when the vaccine is kept at 40 degrees C. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C.

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

About GI ARS

ARS occurs after toxic radiation exposure and involves several organ systems, notably the bone marrow the GI tract and later the lungs. In the event of a nuclear disaster or terrorist detonation of a nuclear bomb, casualties exposed to >2 Gy are at high risk for development of clinically significant ARS. Exposure to high doses of radiation exceeding 10-12 Gy causes acute GI injury which can result in death in 5-15 days. The GI tract is highly sensitive due to the requirement for incessant proliferation of crypt stem cells and production of mucosal epithelium. The extent of injury to the bone marrow and the GI tract are the principal determinants of survival after exposure to high-dose radiation. Although the hematopoietic syndrome can be rescued by bone marrow transplantation or growth factor administration, there is no established treatment or preventive measure for the GI damage that occurs after high-dose radiation. Therefore, there is an urgent need to develop specific medical counter measures against the lethal pathophysiological manifestations of radiation-induced GI injury.

SGX943/SGX101– for Treating Melioidosis

SGX943 is the research name for the finished drug product, containing the active ingredient SGX94, which is being studied in melioidosis. A preliminary study with SGX943 has demonstrated efficacy. Further preclinical studies are planned with the pursuit of grant funding. Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), it is particularly relevant for antibiotic-resistant bacteria. The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work. Thus, SGX943 may represent a much-needed novel and additive therapy for melioidosis. In February 2014, we were awarded a one-year NIAID SBIR grant of approximately $300,000 to further evaluate SGX943 as a treatment for melioidosis.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on March 31, 2014. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. We recognize all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the offering were accounted for as derivatives.

Revenue Recognition

Our revenues are primarily generated from government contracts and grants. Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from NIH grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant.

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

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock. We evaluated the warrants’ provisions and determined that warrants issued in connection with our June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured to fair value on each reporting date. All other warrants issued were indexed to our own stock and therefore are accounted for as equity instruments for 2014 and 2013.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2014 Compared to March 31, 2013

For the three months ended March 31, 2014, we had a net loss of $3,331,708 as compared to a net loss of $1,087,414 for same period in the prior year, representing an increase in the net loss of $2,244,294 or 206%. Included in the net loss for March 31, 2014 is a non-cash charge of $1,742,090 which represents the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

For the three months ended March 31, 2014, revenues relate to government contracts and grants awarded in support of our development in OrbeShield™ for the treatment of  GI ARS, ThermoVax™, our vaccine heat stabilization technology, and orBec® for the treatment of chronic GI GVHD. We had revenues of $910,597 as compared to $900,354 for the same period in the prior year, representing an increase of $10,243, or 1%. The increase in revenues was a result of continued progress on our OrbeShield™ contracts offset by reductions in grant revenues.

We incurred costs related to those revenues for the three months ended March 31, 2014 and 2013 of $628,981 and $743,657, respectively, representing a decrease of $114,676, or 15%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to the contracts and grants.

Our gross profit for the three months ended March 31, 2014 was $281,616, as compared to $156,697 for the same period in 2013, representing an increase of $124,919, or 80%. This increase is due primarily to the OrbeShield™ contracts which provides a management fee and higher negotiated reimbursement for fixed overhead as compared to government grants.

Research and development spending increased by $273,968, or 36%, to $1,030,621 for the three months ended March 31, 2014 as compared to $756,653 for the same period in 2013. The increase is due to expenses related to our Phase 2 clinical trial with SGX942 for the treatment of oral mucositis in patients with head and neck cancer, increased headcount and non-cash expenses for stock based compensation from stock options issued to existing and newly hired employees.

General and administrative expenses increased by $352,963, or 72%, to $840,904 for the three months ended March 31, 2014, as compared to $487,941 for the same period in 2013. The increase is due to an increase in outside professional services, increased headcount and non-cash expenses for stock based compensation from stock options issued to existing and newly hired employees.

Other income (expense) for the three months ended March 31, 2014 was $(1,741,799) as compared to $483 for the same period in 2013. The increase in expense is primarily attributable to a non-cash charge of $1,742,090 which represents the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

Financial Condition

Cash and Working Capital

As of March 31, 2014, we had cash and cash equivalents of $5,606,850 as compared to $5,856,242 as of December 31, 2013, representing a decrease of $249,392 or 4%. As of March 31, 2014, we had working capital of $4,800,878, which excludes a non-cash warrant liability of $9,521,312, as compared to working capital of $5,855,046 as of December 31, 2013, excluding a non cash warrant liability of $8,281,247, representing a decrease of $1,054,168, or 18%. This decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

•
We have approximately $32.3 million in active contract and grant funding still available to support our associated research programs into 2014. We plan to submit additional grant applications for further support of these programs with various funding agencies.

•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.

•
We will pursue sale of Net Operating Losses (“NOLs”) in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $750,356 in proceeds from the sale of NJ NOL in 2013, we expect to participate in the program during 2014 and beyond;

•	We have a $10.0 million equity facility, with Lincoln Park, through October 2016, of which approximately $9.8 million is available; and
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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.9 million before any grant reimbursements, of which $3.8 million relates to the BioTherapeutics business and $7.1 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $6.8 million to offset research and development expenses, primarily for the development of OrbeShield™ for the treatment of GI ARS and our ThermoVax™ vaccine thermostabilization technology.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2014	2013
Research & Development Expenses
Oral BDP	$271,438	$275,066
RiVax™ and ThermoVax™ Vaccines	177,318	398,641
SGX 94	495,294	50,789
Other	86,571	32,157
Total	$1,030,621	$756,653

Reimbursed under Government Grants and Contracts
Oral BDP	$460,139	$63,619
RiVax™ and thermostable vaccines	168,842	680,038
Total	$628,981	$743,657

Grand Total	$1,659,602	$1,500,310

Contractional Obligations

The Company has commitments of approximately $344,000 as of March 31, 2014 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization milestones will occur.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2014	$44,000	$81,000	$125,000
2015	75,000	33,000	108,000
2016	75,000	9,000	84,000
2017	75,000	2,000	77,000
2018	75,000	-	75,000
Total	$344,000	$125,000	$469,000

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2013.   Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2014, the Company issued 6,000 shares of common stock to a vendor as partial consideration for services performed. The per share closing price of the Company’s common stock on January 2, 2014 was $1.99.

On February 21, 2014, the Company issued 50,000 shares of common stock to a vendor for as partial consideration for services performed. The per share price closing price of the Company’s common stock on February 21, 2014 was $2.19.

On February 24, 2014, the Company issued 15,000 shares of common stock to a vendor for partial consideration for services performed. The per share closing proce of the Company’s common stock on February 24, 2014 was $2.14.

The Company believes the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.  The recipients of the securities in each of these transactions represented their intentions to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.  The recipients either have enough knowledge and experience in finance and business matters to be able to evaluate the risks and merits of the investment or are able to bear the investment’s economic risk.All recipients either received or had adequate access, through their business or other relationships with the Company, to information about the Company.

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

SOLIGENIX, INC.

May 12, 2014	by:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

May 12, 2014	by:	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.