Form 10-Q
period 2014-06-30
SOLIGENIX, INC.
filed 2014-08-11
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 7, 2014, 20,078,310 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,041,332	$5,856,242
Contracts and grants receivable	465,060	867,086
Taxes receivable	-	750,356
Prepaid expenses	63,467	135,391
Total current assets	5,569,859	7,609,075

Office furniture and equipment, net	53,597	23,868
Intangible assets, net	522,479	632,512
Total assets	$6,145,935	$8,265,455

Liabilities and shareholders’ deficiency
Current liabilities:
Accounts payable	$1,965,599	$1,520,290
Warrant liability	8,774,320	8,281,247
Accrued compensation	70,323	233,739
Total current liabilities	10,810,242	10,035,276

Commitments and contingencies
Shareholders’ deficiency:
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 20,001,406 shares and 19,626,439 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	20,001	19,626
Additional paid-in capital	131,935,294	130,549,930
Accumulated deficit	(136,619,602)	(132,339,377)
Total shareholders’ deficiency	(4,664,307)	(1,769,821)
Total liabilities and shareholders’ deficiency	$6,145,935	$8,265,455

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Contract revenue	$892,190	$-	$1,558,497	$-
Grant revenue	526,058	632,278	770,348	1,532,632

Total Revenues	1,418,248	632,278	2,328,845	1,532,632
Cost of revenues	(1,034,584)	(527,948)	(1,663,565)	(1,271,605)
Gross profit	383,664	104,330	665,280	261,027

Operating expenses:
Research and development	1,213,224	2,140,474	2,243,845	2,897,127
General and administrative	866,271	719,740	1,707,175	1,207,681

Total operating expenses	2,079,495	2,860,214	3,951,020	4,104,808

Loss from operations	(1,695,831)	(2,755,884)	(3,285,740)	(3,843,781)

Other income (expense):
Change in fair value of warrant liability	746,992	(649,576)	(995,098)	(649,576)
Interest income	322	303	613	786

Total other income (expense)	747,314	(649,273)	(994,485)	(648,790)
Net loss	$(948,517)	$(3,405,157)	$(4,280,225)	$(4,492,571)

Basic and diluted net loss per share	$(0.05)	$(0.28)	$(0.22)	$(0.38)

Basic and diluted weighted average common shares outstanding	19,949,539	12,259,394	19,844,505	11,720,066

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Deficiency

For the Six Months Ended June 30, 2014

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2013	19,626,439	$19,626	$130,549,930	$(132,339,377)	$(1,769,821)

Issuance of common stock pursuant to Lincoln Park Equity Line	153,839	154	314,321	-	314,475

Issuance of common stock to vendors	71,000	71	153,469	-	153,540

Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	502,025	-	502,025

Fair value of common stock warrants issued to vendors	-	-	4,775	-	4,775

Issuance of common stock from cashless exercise of warrants	77,889	78	(78)	-	-

Issuance of common stock to collaboration partner	43,067	43	99,959	-	100,002

Issuance of shares from exercise of stock options	29,172	29	12,974	-	13,003

Stock-based compensation expense	-	-	297,919	-	297,919

Net loss	-	-	-	(4,280,225)	(4,280,225)

Balance, June 30, 2014	20,001,406	20,001	$131,935,294	$(136,619,602)	$(4,664,307)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2014	2013
Operating activities:
Net loss	$(4,280,225)	$(4,492,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	122,494	113,566
Warrants issued to vendors	4,775	-
Issuance of common stock	253,542	1,535,888
Change in fair value of warrant liability	995,098	649,576
Stock-based compensation	297,919	164,280
Change in operating assets and liabilities:
Contract and Grants receivable	402,026	149,197
Taxes receivable	750,356	-
Prepaid expenses	71,924	(54,278)
Accounts payable	445,309	240,338
Accrued compensation	(163,415)	247,118
Total adjustments	3,180,028	3,045,685
Net cash used in operating activities	(1,100,197)	(1,446,886)

Investing activities:

Purchases of office equipment	(42,191)	(6,014)
Net cash used in investing activities	(42,191)	(6,014)

Financing activities:
Net proceeds from sale of common stock	-	6,216,762
Net proceeds from issuance of common stock pursuant to the equity line	314,475	-
Proceeds from exercise of stock options	13,003	7,500
Net cash provided by financing activities	327,478	6,224,262

Net increase / (decrease) in cash and cash equivalents	(814,910)	4,771,362
Cash and cash equivalents at beginning of period	5,856,242	3,356,380
Cash and cash equivalents at end of period	$5,041,332	$8,127,742

Supplemental disclosure of non cash investing and financing activities:

Warrants issued in unit offering	$-	$4,528,255
Reclassification of warrant liability to additional paid in capital upon partial exercise of warrants issued in unit offering	$502,025	$-

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

The Vaccines/BioDefense business segment includes RiVax™, a ricin toxin vaccine, VeloThrax™, an anthrax vaccine, OrbeShield™, a gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic and SGX943, a melioidosis therapeutic. The advanced development of these programs will be supported by existing and on-going government grants and contracts, which include a National Institutes of Health (“NIH”) grant for the heat stabilization technology ThermoVax™ supporting the vaccine programs, as well as contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID for GI ARS. Additionally, the Company entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which it intends to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

The Company generates revenues under three grants primarily from the NIH and government contracts from BARDA and NIAID.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the “FDA) regulations, litigation, and product liability. Results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of June 30, 2014, the Company had cash and cash equivalents of $5,041,332 as compared to $5,856,242 as of December 31, 2013, representing a decrease of $814,910 or 14%. As of June 30, 2014, the Company had working capital of $3,533,937, which excludes a non-cash warrant liability of $8,774,320, as compared to working capital of $5,855,046, which excludes a non-cash warrant liability of $8,218,247, as of December 31, 2013, representing a decrease of $2,321,109 or 40%. The decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 and a decrease in taxes receivable.

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

Management’s business plan can be outlined as follows:

●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 2/3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis, prevention of acute radiation syndrome, and treatment of chronic GVHD;
●	Develop RiVax™ and VeloThrax™ in combination with its proprietary vaccine heat stabilization technology known as ThermoVax™ to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of its BioTherapeutics and Vaccine/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies, an example of which is the collaboration with Intrexon.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $31.4 million in active contract and grant funding still available to support its associated research programs through 2015 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and/or collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will pursue Net Operating Loss (“NOLs”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt, in January 2014, of $750,356 in proceeds pursuant to NOLs sales in 2013, the Company expects to participate in the program during 2014 and beyond;
●	The Company has a $10.0 million equity facility, with Lincoln Park through October 2016, of which approximately $9.7 million was available at June 30, 2014; and
●	The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the three and six months ended June 30, 2014 and 2013.

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

The Company did not record any impairment of long-lived assets for the three and six months ended June 30, 2014 and 2013.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2014. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The fair value of options issued during the six months ended June 30, 2014 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	A dividend yield of 0%;
●	An expected life of 4 years;
●	Volatilities ranging from 133% to 165%
●	Forfeitures at a rate of 12%; and
●	Risk Free interest rates ranging from 1.05% to 1.33%.

The fair value of each option grant was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option’s vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2014 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2014 and 2013. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2014 and 2013. Tax years beginning in 2010 for federal purposes are generally subject to examination by the taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

	Three Months Ended June 30,
	2014			2013
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(948,517)	19,949,539	$(0.05)	$(3,405,157)	12,259,394	$(0.28)

	Six Months Ended June 30,
	2014			2013
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(4,280,225)	19,844,505	$(0.22)	$(4,492,571)	11,720,066	$(0.38)

Shares issuable upon the exercise of options and warrants outstanding at June 30, 2014 and 2013 were 2,122,022 and 1,447,474 shares issuable upon the exercise of outstanding stock options, and 6,800,824 and 7,923,838 shares issuable upon the exercise of outstanding warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2014 were $2.57 and $2.08 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2014
Licenses	6.2	$462,234	$292,765	$169,469
Patents	2.3	1,893,185	1,540,175	353,010
Total	3.0	$2,355,419	$1,832,940	$522,479
December 31, 2013
Licenses	6.7	$462,234	$279,258	$182,976
Patents	2.6	1,893,185	1,443,649	449,536
Total	3.4	$2,355,419	$1,722,907	$632,512

Amortization expense was $55,321 and $55,654 for the three months ended June 30, 2014 and 2013, respectively, and $110,033 and $110,696 for the six months ended June 30, 2014 and 2013, respectively.

Based on the balance of licenses and patents at June 30, 2014, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
July 1 thru December 31, 2014	$112,800
2015	$172,500
2016	$61,800
2017	$61,800
2018	$20,800

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

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. On January 21, 2014, 250,000 warrants were exercised. The fair value of the warrants exercised, or $502,025, was reclassified from warrant liability to additional paid-in capital. On June 30, 2014, the closing price of the Company’s common stock as reported on OTC Markets was $2.13. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2013 through June 30, 2014, the Company recognized a non-cash charge of $995,098 for the change in the fair value of the warrant liability for the six months ended June 30, 2014.

The assumptions used in connection with the valuation of warrants issued utilizing the Monte Carlo method were as follows:

	December 31, 2013	January 22, 2014	June 30, 2014

Number of shares underlying the warrants	5,309,438	5,309,438	5,059,438
Exercise price	$1.65	$1.65	$1.65
Volatility	135%	135%	130%
Risk-free interest rate	1.75%	1.30%	1.25%
Expected dividend yield	0	0	0
Expected warrant life (years)	4.5	4.42	3.99
Stock Price	$1.80	$2.29	$2.13

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the six months ended June 30, 2014 for the financial liability categorized as Level 3 as of June 30, 2014.

	December 31, 2013	Decrease from Warrants Exercised in 2014	Increase in Fair Value	June 30, 2014
Warrant liability	$8,281,247	$(502,025)	$995,098	$8,774,320

Note 5. Income Taxes

The Company had NOLs at December 31, 2013 of approximately $80,793,000 for federal tax purposes and approximately $5,599,000 of New Jersey NOL carry forwards remaining after the sale of unused NOL carry forwards, portions of which are currently expiring each year until 2031. In addition, the Company had $2,986,000 of various tax credits that started expiring in December 2013 and will continue to expire through December 2030. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs, could be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to income tax assessment for years before 2011 for Federal and 2010 for New Jersey income tax assessment. However, since the Company has incurred net operating losses in every tax year since inception, all its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

The Company has no tax provision for the three and six month periods ended June 30, 2014 and 2013 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the six months ended June 30, 2014, the Company issued the following shares of common stock:

●	In January 2014, the Company issued 77,889 shares of common stock in connection with the cashless exercise of 250,000 stock warrants;
●	In March 2014, the Company issued 76,932 shares of common stock pursuant to the Lincoln Park facility;
●	In April 2014, the Company issued 76,907 shares of common stock pursuant to the Lincoln Park facility;
●	In May 2014, the Company issued 43,607 shares of common stock upon the execution of an agreement to evaluate specific oncology technology;
●	In May 2014, the Company issued 29,172 shares of common stock upon the exercise of vested stock options; and
●	In three separate transactions, the Company issued 71,000 shares of common stock as partial consideration for services performed.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $338,000 as of June 30, 2014 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In February 2007, the Company’s Board of Directors authorized the issuance of the following number of shares to each of Dr. Schaber and Dr. Brey immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by the Board of Directors whereby, directly or indirectly, a majority of the capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party: 50,000 common shares to Dr. Schaber and 10,000 common shares to Dr. Brey. The amended agreement with Dr. Schaber includes its obligation to issue such shares if such event occurs.

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2014	$38,000	$54,000	$92,000
2015	75,000	33,000	108,000
2016	75,000	9,000	84,000
2017	75,000	2,000	77,000
2018	75,000	-	75,000
Total	$338,000	$98,000	$436,000

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2014	2013
Contract/Grant Revenue
Vaccines/BioDefense	$1,321,385	$588,496
BioTherapeutics	96,863	43,782
Total	$1,418,248	$632,278

Income (Loss) from Operations
Vaccines/BioDefense	$264,810	$(1,532,472)
BioTherapeutics	(650,477)	(530,640)
Corporate	(1,310,164)	(692,772)
Total	$(1,695,831)	$(2,755,884)

Amortization and Depreciation Expense
Vaccines/BioDefense	$9,809	$27,968
BioTherapeutics	49,072	28,675
Corporate	1,526	424
Total	$60,407	$57,067

Other Income /(Expense), Net
Corporate	$747,314	$(649,273)

Stock-Based Compensation
Vaccines/BioDefense	$10,450	$11,128
BioTherapeutics	33,135	25,905
Corporate	77,672	47,755
Total	$121,257	$84,788

	Six Months Ended June 30,
	2014	2013
Revenues, Principally from Grants
Vaccines/BioDefense	$2,198,430	$1,418,345
BioTherapeutics	130,415	114,287
Total	$2,328,845	$1,532,632

Income (Loss) from Operations
Vaccines/BioDefense	$404,214	$(1,563,467)
BioTherapeutics	(1,686,068)	(988,266)
Corporate	(2,003,886)	(1,292,048)
Total	$(3,285,740)	$(3,843,781)

Amortization and Depreciation Expense
Vaccines/BioDefense	$19,744	$55,635
BioTherapeutics	99,011	57,070
Corporate	3,739	861
Total	$122,494	$113,566

Other Income /(Expense), Net
Corporate	$(994,485)	$(648,790)

Stock-Based Compensation
Vaccines/BioDefense	$20,900	$22,249
BioTherapeutics	109,256	46,941
Corporate	167,763	95,090
Total	$297,919	$164,280

	As of June 30, 2014	As of December 31, 2013

Identifiable Assets
Vaccines/BioDefense	$702,507	$1,870,414
BioTherapeutics	313,022	386,721
Corporate	5,130,406	6,008,320
Total	$6,145,935	$8,265,455

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes. Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2013. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the Company makes in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, VeloThrax™, our anthrax vaccine, OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic and SGX943, our melioidosis therapeutic. The advanced development of our vaccine programs is currently supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government grant funding. With the recently awarded government contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, we entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize human monoclonal antibody therapy (SGX101) to treat melioidosis.

An outline for our business strategy follows:

●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 2/3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis, and treatment of chronic graft-versus-host disease (“GI GVHD”);
●	Develop RiVax™ and VeloThrax™ in combination with our proprietary vaccine heat stabilization technology, known as ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies, an example of which is our collaboration with Intrexon.

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

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial intiated in the second half of 2013, with data expected in the second half of 2014

SGX203	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed in June 2013, data pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;

Phase 2/3 clinical trial planned for the second half of 2014, with data expected in the second half of 2015

SGX201	Acute Radiation Enteritis

Phase 1/2 clinical trial complete;

safety and preliminary efficacy demonstrated

Phase 2 trial planned for the second half of 2014 (contingent on government funding), with data expected in the second half of 2015

orBec®	Treatment of Chronic GI GVHD	Phase 2 trial initiated in the second half of 2013, with data expected in the second half of 2014 (contingent on government funding)

Vaccine Thermostability Platform**

Soligenix Product	Indication	Stage of Development

ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

Vaccines/BioDefense Products**

Soligenix Product	Indication	Stage of Development

RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial complete; safety and neutralizing antibodies for protection demonstrated Phase 1/2 trial planned for the first half of 2015

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical; Phase 1 clinical trial planned for second half of 2015

OrbeShield™	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943/SGX101	Melioidosis	Pre-clinical

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

We have a strong worldwide IP position on SGX94 and related analogs including composition of matter. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of the UBC, Canada, and approximately $40 million has been invested towards its development to date, inclusive of government grants.

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

Crohn's disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn's disease develop symptoms before 20 years of age. We estimate, based upon our review of historic studies and reports and an interpolation of data on the incidence of Pediatric Crohn’s disease, that Pediatric Crohn's disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion (~40%) of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

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

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. We completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute (“NCI”) Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year SBIR grant awarded by the NCI. We are currently working with our Radiation Enteritis medical advisory board to determine potential next steps forward with the clinical development program, as well as pursuing continued grant funding to advance the program.

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

orBec® – for Treating Chronic GI GVHD

orBec® is a two tablet delivery system of BDP specifically designed for oral use that allows for delivery of immediate and delayed release BDP to treat the gastrointestinal manifestation of chronic GVHD, the organ system where GVHD is most frequently encountered and highly problematic. orBec® is intended to reduce the need for systemic immunosuppressive drugs such as prednisone to treat chronic GI GVHD. The active ingredient in orBec® is BDP, a highly potent, topically active corticosteroid that has a local effect on inflamed tissue. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. orBec® has been awarded orphan drug designations in the U.S. and in Europe for the treatment of GI GVHD. In September 2012, we received a $300,000 two-year SBIR grant awarded by the NCI to support a Phase 2 study for the treatment of chronic GI GVHD.

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

The FDA has cleared the IND application for OrbeShield™ for the mitigation of morbidity and mortality associated with GI ARS. Previously, development of OrbeShield™ had been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield™ for the treatment of acute GI ARS. The FDA has awarded OrbeShield™ orphan drug and Fast Track designations for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on June 30, 2014. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2014 Compared to June 30, 2013

For the three months ended June 30, 2014, we had a net loss of $948,517 as compared to a net loss of $3,405,157 for the same period in the prior year, representing a decrease in the net loss of $2,456,640 or 72%. For the six months ended June 30, 2014, we had a net loss of $4,280,225 as compared to a net loss of $4,492,571 for the same period in the prior year, representing a decrease of $212,346 or 5%. Included in the net loss for the three months and six months ended June 30, 2014 is the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing. The change in the fair value of the warrant liability for the three months ended June 30, 2014 and 2013 was $746,992, income, and ($649,576), expense, respectively. For the six months ended June 30, 2014 and 2013, the change in fair value was ($995,098) and ($649,576), respectively.

For the three and six months ended June 30, 2014, revenues relate to government contracts and grants awarded in support of our development of OrbeShield™ for the treatment of GI ARS, ThermoVax™, our vaccine heat stabilization technology, and other development programs. For the three months ended June 30, 2014, we had revenues of $1,418,248 as compared to $632,278 for the same period in the prior year, representing an increase of $785,970 or 124%. For the six months ended June 30, 2014, we had revenues of $2,328,845 as compared to $1,532,632 for the same period in the prior year, representing an increase of $796,213 or 52%. The increase in revenues was primarily related to continued progress on our OrbeShield™ contracts.

We incurred costs related to those revenues for the three months ended June 30, 2014 and 2013 of $1,034,584 and $527,948, respectively, representing an increase of $506,636, or 96%. For the six months ended June 30, 2014, costs related to revenues were $1,663,565 as compared to $1,271,605 for the same period in the prior year, representing an increase of $391,960 or 31%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to the contracts and grants.

Our gross profit for the three months ended June 30, 2014 was $383,664 as compared to $104,330 for the same period in 2013, representing an increase of $279,334 or 268%. For the six months ended June 30, 2014, gross profit was $665,280 as compared to $261,027 for the same period in the prior year representing an increase of $404,253 or 155%. The increase is primarily due to the OrbeShield™ contracts which provide a management fee and higher negotiated reimbursement for fixed overhead as compared to our government grants.

Research and development expenses decreased by $927,250, or 43%, to $1,213,224 for the three months ended June 30, 2014 as compared to $2,140,474 for the same period in 2013. For the six months ended June 30, 2014, research and development expenses were $2,243,845 compared to $2,897,127 for the same period in 2013, reflecting a decrease of $653,282 or 23%. This decrease for the three and six months ended June 30, 2014, was a result of the exclusive channel collaboration agreement entered into with Intrexon Corporation under which we issued common stock with a value of $1,500,000 in 2013 offset by costs related to our Phase 2 clinical trial with SGX942 for the treatment of oral mucositis in patients with head and neck cancer, as well as increased headcount.

General and administrative expenses increased by $146,531, or 20%, to $866,271 for the three months ended June 30, 2014 as compared to $719,740 for the same period in 2013. For the six months ended June 30, 2014, general and administrative expenses were $1,707,175 compared to $1,207,681, reflecting an increase of $499,494 or 41%. The increase for the three and six months ended June 30, 2014 is due to an increase in outside professional services and increased headcount.

Other income (expense) for the three months ended June 30, 2014 was $747,314 as compared ($649,273) for the same period in 2013 reflecting a change of $1,396,587. For the six months ended June 30, 2014 and 2013, other income (expense) was ($994,485) and ($648,790), respectively, reflecting a change of ($345,695). The change in both the three and six months ended June 30, 2014 is primarily due to the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

Financial Condition

Cash and Working Capital

As of June 30, 2014, we had cash and cash equivalents of $5,041,332 as compared to $5,856,242 as of December 31, 2013, representing a decrease of $814,910 or 14%. As of June 30, 2014, we had working capital of $3,533,937, which excludes a non-cash warrant liability of $8,774,320, as compared to working capital of $5,855,046, which excludes a non-cash warrant liability of $8,281,247, as of December 31, 2013, representing a decrease of $2,321,109 or 40%. The decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 and decrease in taxes receivable.

Based on our current rate of cash outflows, cash on hand, proceeds from our government contract and grant funded programs, proceeds available from the Lincoln Park equity line and expected proceeds from the state of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $31.4 million in active contract and grant funding still available to support our associated research programs through 2015 and beyond. We plan to submit additional grant and contract applications for further support of these programs with various funding agencies.
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
●	We will pursue sale of Net Operating Losses (“NOLs”) in the state of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $750,356 in proceeds from the sale of NJ NOL in 2013, we expect to participate in the program during 2014 and beyond;
●	We have a $10.0 million equity facility, with Lincoln Park, through October 2016, of which approximately $9.7 million was available at June 30, 2014; and
●	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.9 million before any grant reimbursements, of which $3.5 million relates to the BioTherapeutics business and $7.4 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $7.3 million to offset research and development expenses, primarily for the development of OrbeShield™ for the treatment of GI ARS and our ThermoVax™ vaccine thermostabilization technology.

The table below details our costs for research and development by program and amounts reimbursed under grants for the six months ended June 30:

	2014	2013
Research & Development Expenses
Oral BDP	$698,193	$635,730
RiVax™ and ThermoVax™ Vaccines	257,128	598,155
SGX 94	1,158,368	1,594,052
Other	130,156	69,190
Total	$2,243,845	$2,897,127

Reimbursed under NIH Grants
Oral BDP	$1,257,927	$101,176
RiVax™ and thermostable vaccines	309,109	1,170,429
Other	96,529	-
Total	1,663,565	1,271,605

Grand Total	$3,907,410	$4,168,732

Contractional Obligations

The Company has commitments of approximately $338,000 as of June 30, 2014 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization milestones will occur.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2014	$38,000	$54,000	$92,000
2015	75,000	33,000	108,000
2016	75,000	9,000	84,000
2017	75,000	2,000	77,000
2018	75,000	-	75,000
Total	$338,000	$98,000	$436,000

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 6, 2014, the Company issued 43,067 shares of common upon the execution of an agreement to evaluate specific oncology technology.

The Company believes the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipients either have enough knowledge and experience in finance and business matters to be able to evaluate the risks and merits of the investment or are able to bear the investment’s economic risk. All recipients either received or had adequate access, through their business or other relationships with the Company, to information about the Company.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

August 11, 2014	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

August 11, 2014	by	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

