Form 10-Q
period 2014-09-30
SOLIGENIX, INC.
filed 2014-11-10
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 10, 2014, 22,050,038 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,209,949	$5,856,242
Contracts and grants receivable	1,338,043	867,086
Taxes receivable	-	750,356
Prepaid expenses	205,507	135,391
Total current assets	5,753,499	7,609,075

Office furniture and equipment, net	53,229	23,868
Intangible assets, net	466,214	632,512
Total assets	$6,272,942	$8,265,455

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,059,325	$1,520,290
Warrant liability	7,429,460	8,281,247
Accrued compensation	59,983	233,739
Total current liabilities	10,548,768	10,035,276

Shareholders’ equity deficiency:
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 22,050,038 shares and 19,626,439 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	22,050	19,626
Additional paid-in capital	136,671,281	130,549,930
Accumulated deficit	(140,969,157)	(132,339,377)
Total shareholders’ deficiency	(4,275,826)	(1,769,821)
Total liabilities and shareholders’ deficiency	$6,272,942	$8,265,455

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Contract revenue	$2,194,909	$-	$3,753,406	$-
Grant revenue	592,800	312,491	1,363,148	1,845,123

Total revenues	2,787,709	312,491	5,116,554	1,845,123
Cost of revenues	(2,109,530)	(245,864)	(3,773,095)	(1,517,469)
Gross profit	678,179	66,627	1,343,459	327,654

Operating expenses:
Research and development	1,089,179	1,216,559	3,333,024	4,113,686
Acquired in-process research and development	4,000,000	-	4,000,000	-
Research and development	5,089,179	1,216,559	7,333,024	4,113,686
General and administrative	730,378	710,730	2,437,553	1,918,411

Total operating expenses	5,819,557	1,927,289	9,770,577	6,032,097

Loss from operations	(5,141,378)	(1,860,662)	(8,427,118)	(5,704,443)

Other income (expense):
Change in fair value of warrant liability	791,395	(4,699,846)	(203,703)	(5,349,422)
Interest income, net	428	652	1,041	1,438
Net loss	$(4,349,555)	$(6,559,856)	$(8,629,780)	$(11,052,427)

Basic and diluted net loss per share	$(0.21)	$(0.34)	$(0.43)	$(0.78)

Basic and diluted weighted average common shares outstanding	20,671,097	19,040,339	20,120,035	14,160,157

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Deficiency

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2013	19,626,439	$19,626	$130,549,930	$(132,339,377)	$(1,769,821)
Issuance of common stock pursuant to Lincoln Park Equity line	230,743	231	470,244	-	470,475
Issuance of common stock to vendors	121,000	121	255,919	-	256,040
Issuance of shares from exercise of stock options	36,672	37	28,042	-	28,079
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	1,055,490	-	1,055,490
Fair value of common stock warrants issued to vendors	-	-	4,775	-	4,775
Issuance of common stock to collaboration partner	43,067	43	99,959	-	100,002

Shares issued in connection with asset purchase agreement	1,849,113	1,849	3,748,151	-	3,750,000
Issuance of common stock from cashless exercise of warrants	143,004	143	(143)	-	-
Stock-based compensation expense	-	-	458,914	-	458,914
Net loss	-	-	-	(8,629,780)	(8,629,780)
Balance, September 30, 2014	22,050,038	$22,050	$136,671,281	$(140,969,157)	$(4,275,826)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2014	2013
Operating activities:
Net loss	$(8,629,780)	$(11,052,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	183,960	171,666
Warrants issued to vendors	4,775	-
Change in fair value of warrant liability	203,703	5,349,422
Issuances of common stock for acquisition of in-process research and development	4,000,000	-
Issuances of common stock	106,042	1,559,588
Stock-based compensation	458,914	571,171
Change in operating assets and liabilities:
Grants receivable	(470,957)	177,473
Taxes receivable	750,356	-
Prepaid expenses	(70,116)	(57,367)
Accounts payable	1,539,036	90,082
Accrued compensation	(173,755)	26,059
Total adjustments	6,531,958	7,888,094
Net cash used in operating activities	(2,097,822)	(3,164,333)

Investing activities:
Purchase of office equipment	(47,025)	(10,539)
Net cash used in investing activities	(47,025)	(10,539)

Financing activities:
Proceeds from sale of common stock, net	-	6,216,762
Net proceeds from common stock pursuant to the equity line	470,475	-
Proceeds from exercise of warrants and options	28,079	184,286
Net cash provided by financing activities	498,554	6,401,048

Net increase (decrease) in cash and cash equivalents	(1,646,293)	3,226,176
Cash and cash equivalents at beginning of period	5,856,242	3,356,380
Cash and cash equivalents at end of period	$4,209,949	$6,582,556

Supplemental disclosure of non cash investing and financing activities:
Warrants issued in unit offering	$-	$4,827,788
Reclassification of warrant liability to additional paid in capital relating to warrants exercised	$1,055,490	$201,311

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a late-stage biopharmaceutical company developing products that address unmet medical needs of inflammation, oncology and biodefense. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense.

The Company’s BioTherapeutics business segment is developing a first-in-class photo-dynamic therapy (SGX301) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis.

The Company’s Vaccines/BioDefense business segment includes RiVax™, its ricin toxin vaccine, VeloThrax™, an anthrax vaccine, OrbeShield™, a gastrointestinal acute radiation syndrome (“GI ARS”) therapeutic and SGX943, a melioidosis therapeutic. The advanced development of the vaccine programs is currently supported by the heat stabilization technology, known as ThermoVaxTM, under existing and on-going government contract funding. With the recently awarded government contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, the Company entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which it intends to develop and commercialize human monoclonal antibody therapy (SGX101) to treat melioidosis.

The Company generates revenues under three active grants primarily from the NIH and government contracts from BARDA and NIAID.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the “FDA”) regulations, litigation, and product liability. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of September 30, 2014, the Company had cash and cash equivalents of $4,209,949 as compared to $5,856,242 as of December 31, 2013, representing a decrease of $1,646,293 or 28%. As of September 30, 2014, the Company had working capital of $2,634,191, which excludes the non-cash warrant liability of $7,429,460, as compared to working capital of $5,855,046, which excludes a non-cash warrant liability of $8,218,247, as of December 31, 2013, representing a decrease of $3,220,855, or 55%. The decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 and a decrease in taxes receivable.

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

Management’s business strategy can be outlined as follows:

•	Conduct a Phase 3 clinical trial of SGX301 for the treatment of CTCL;
•	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
•	Conduct a Phase 2/3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
•	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis, prevention of acute radiation syndrome, and treatment of chronic GI GVHD;
•	Develop RiVax™ and VeloThrax™ in combination with its proprietary vaccine heat stabilization technology known as ThermoVax™ to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
•	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
•	Continue to apply for and secure additional government funding for each of its BioTherapeutics and Vaccine/BioDefense programs through grants, contracts and/or procurements;
•	Acquire or in-license new clinical-stage compounds for development; and
•	Explore other business development and merger/acquisition strategies, an example of which is the collaboration with Intrexon.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

•	The Company has up to $53.3 million in active government contract and grant funding still available to support its associated research programs through 2015 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.
•	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
•	The Company will pursue Net Operating Loss (“NOLs”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt, in January, of $750,356 in proceeds pursuant to NOLs sales in 2013, the Company expects to participate in the program during 2014 and beyond.
•	The Company has a $10.0 million equity facility, with Lincoln Park, through October 2016, of which approximately $9.5 million was available at September 30, 2014; and
•	The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Contracts and Grants Receivable

Contracts and grants receivable consist of unbilled amounts due from various grants from the NIH and contracts from BARDA and NIAID, an institute of the NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the three and nine months ended September 30, 2014 and 2013.

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

The Company did not record any impairment of long-lived assets for the three and nine months ended September 30, 2014 and 2013.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2014. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Revenue Recognition

The Company’s revenues are primarily generated from government contracts and grants. Revenue is recognized in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or Accounting Standard Update, ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fee. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs reimbursable internal expenses that are related to the government contracts grants.

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

The fair value of options issued during the nine months ended September 30, 2014 was estimated using the Black-Scholes option-pricing model and the following assumptions:

•	a dividend yield of 0%;
•	an expected life of 4 years;
•	volatilities ranging from 129% to 165%
•	forfeitures at rate of 12%; and
•	risk-free interest rates ranging from 1.05% to 1.43%.

The fair value of each option grant was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2014 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2014 and 2013. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2014 or 2013. Tax years beginning in 2010 for federal purposes are generally subject to examination by the taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented. No options and warrants were included in the 2014 and 2013 computations of diluted earnings per share because their effect would be anti-dilutive as a result of losses.

	Three Months Ended September 30,
	2014			2013
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(4,349,555)	20,671,097	$(0.21)	$(6,559,856)	19,040,339	$(0.34)

	Nine Months Ended September 30,
	2014			2013
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic & Diluted EPS	$(8,629,780)	20,120,035	$(0.43)	$(11,052,427)	14,160,157	$(0.78)

Shares issuable upon the exercise of options and warrants outstanding at September 30, 2014 and 2013 were 2,200,147 and 1,915,324 shares issuable upon the exercise of outstanding stock options, and 6,100,182 and 8,152,776 shares issuable upon the exercise of outstanding warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2014 were $2.54 and $1.90 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
September 30, 2014
Licenses	6.0	$462,234	$299,629	$162,605
Patents	2.1	1,893,185	1,589,576	303,609
Total	2.8	$2,355,419	$1,889,205	$466,214
December 31, 2013
Licenses	6.7	$462,234	$279,258	$182,976
Patents	2.6	1,893,185	1,443,649	449,536
Total	3.4	$2,355,419	$1,722,907	$632,512

Amortization expense was $56,265 and $56,266 for the three months ended September 30, 2014 and 2013 respectively, and $166,298 and $166,962 for the nine months ended September 30, 2014 and 2013 respectively.

Based on the balance of licenses and patents at September 30, 2014, the expected annual amortization expense for each of the succeeding five years is estimated to be as follows:

Year	Amortization Expense
October 1 through December 31, 2014	$56,500
2015	$172,500
2016	$61,800
2017	$61,800
2018	$20,800

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

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. During the nine months ended September 30, 2014, 143,004 shares of common were issued upon 586,081 warrants exercised on a cashless basis. On January 22, 2014, 250,000 warrants were exercised and on August 19, 2014 336,081 were exercised. The fair value of the warrants exercised, or $1,055,490 was reclassified from warrant liability to additional paid-in capital. On September 30, 2014, the closing price of the Company’s common stock as reported on OTC Markets was $2.00. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2013 through September 30, 2014, the Company recognized a non-cash charge of $203,703 for the change in the fair value of the warrant liability for the nine months ended September 30, 2014.

The assumptions used in connection with the valuation of warrants issued were as follows:

	December 31, 2013	January 22, 2014	August 19, 2014	September 30, 2014
Number of shares underlying the warrants	5,309,438	5,309,438	5,059,438	4,723,357
Exercise price	$1.65	1.65	$1.65	$1.65
Volatility	135%	135%	130%	128%
Risk-free interest rate	1.75%	1.30%	1.25%	1.43%
Expected dividend yield	0	0	0	0
Expected warrant life (years)	4.5	4.42	3.85	3.74
Stock Price	$1.80	$2.29	$2.05	$2.00

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the nine months ended September 30, 2014 for the financial liability categorized as Level 3 as of September 30, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	December 31, 2013	Decrease from Warrants Exercised in 2014	Increase in Fair Value	September 30, 2014
Warrant liability	$8,281,247	$(1,055,490)	$203,703	$7,429,460

Note 5. Income Taxes

The Company had NOLs at December 31, 2013 of approximately $80,793,000 for federal tax purposes and approximately $5,599,000 of New Jersey NOL carry forwards remaining after the sale of unused NOL carry forwards, portions of which are currently expiring each year until 2031. In addition, the Company had $2,986,000 of various tax credits that started expiring in December 2013 and will continue to expire through December 2030. The Company may be able to utilize its NOL’s to reduce future federal and state income tax liabilities. However, these NOL’s are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOL’s to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOL’s, could be substantially limited.

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

The Company has no tax provision for the three and nine month periods ended September 30, 2014 and 2013 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the nine months ended September 30, 2014, the Company issued the following shares of common stock:

•	In January 2014, the Company issued 77,889 shares of common stock in connection with the cashless exercise of 250,000 stock warrants;
•	In March 2014, the Company issued 76,932 shares of common stock pursuant to the Lincoln Park facility;
•	In April 2014, the Company issued 76,907 shares of common stock pursuant to the Lincoln Park facility;
•	In July 2014, the Company issued 76,904 shares of common stock pursuant to the Lincoln Park facility;
•	In May 2014, the Company issued 43,067 shares of common stock upon the execution of an agreement to evaluate specific oncology technology;

•	In May 2014, the Company issued 29,172 shares of common stock upon the exercise of vested stock options;
•	In July 2014, the Company issued 7,500 shares of common stock upon the exercise of vested stock options;
•	In August 2014, the Company issued 65,115 shares of common stock with the cashless exercise of 336,081 stock warrants;
•	In September 2014, the Company issued 1,849,113 shares of common stock in connection with the Hy BioPharma Acquisition of in process research and development.
•	In four separate transactions, the Company issued 121,000 shares of common stock as partial consideration for services performed.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $325,000 as of September 30, 2014 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones and/or royalties, up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the company paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value of $3,750,000. These amounts are charged to R&D expense as the assets will be used in the Company’s R&D activities and do not have alternative future use pursuant to Generally Accepted Accounting Principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company.

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

On February 7, 2012, the Company entered into a lease agreement through March 31, 2015 for existing office space. The rent for the first 12 months was approximately $8,000 per month, or approximately $18.25 per square foot. This rent increased to approximately $8,310 per month, or approximately $19.00 per square foot, for the remaining 24 months.

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

As a result of the above agreements, the Company has future contractual obligations as of September 30, 2014 over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2014	$25,000	$27,000	$52,000
2015	75,000	33,000	108,000
2016	75,000	9,000	84,000
2017	75,000	2,000	77,000
2018	75,000	-	75,000
Total	$325,000	$71,000	$396,000

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended September 30,
	2014	2013
Contract/Grant Revenue
Vaccines/BioDefense	$2,729,854	$264,920
BioTherapeutics	57,855	47,571
Total	$2,787,709	$312,491

Income (Loss) from Operations
Vaccines/BioDefense	$545,728	$(419,929)
BioTherapeutics	(4,855,765)	(1,080,436)
Corporate	(831,341)	(360,297)
Total	$(5,141,378)	$(1,860,662)

Amortization and Depreciation Expense
Vaccines/BioDefense	$9,922	$28,316
BioTherapeutics	49,985	29,233
Corporate	1,561	551
Total	$61,468	$58,100

Other Income /(Expense), Net
Corporate	$791,823	$(4,699,194)

Stock-Based Compensation
Vaccines/BioDefense	$17,224	$39,493
BioTherapeutics	33,118	158,142
Corporate	110,653	209,256
Total	$160,995	$406,891

	Nine Months Ended September 30,
	2014	2013
Revenues, Principally from Grants
Vaccines/BioDefense	$4,928,284	$1,683,265
BioTherapeutics	188,270	161,858
Total	$5,116,554	$1,845,123

Income (Loss) from Operations
Vaccines/BioDefense	$949,032	$(1,983,396)
BioTherapeutics	(6,541,832)	(2,068,703)
Corporate	(2,834,318)	(1,652,344)
Total	$(8,427,118)	$(5,704,443)

Amortization and Depreciation Expense
Vaccines/BioDefense	$29,666	$83,951
BioTherapeutics	148,995	86,303
Corporate	5,299	1,412
Total	$183,960	$171,666

Other Income /(Expense), Net
Corporate	$(202,662)	$(5,347,984)

Stock-Based Compensation
Vaccines/BioDefense	$38,124	$61,742
BioTherapeutics	142,374	205,083
Corporate	278,416	304,346
Total	$458,914	$571,171

	As of September 30, 2014	As of December 31, 2013

Identifiable Assets
Vaccines/BioDefense	$1,566,050	$1,870,414
BioTherapeutics	265,939	386,721
Corporate	4,440,953	6,008,320
Total	$6,272,942	$8,265,455

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

Overview:

Our Business Overview

We are a late-stage biopharmaceutical company developing products that address unmet medical needs of inflammation, oncology and biodefense. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

Our BioTherapeutics business segment is developing a first-in-class photo-dynamic therapy (SGX301) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis.

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine, VeloThrax™, our anthrax vaccine, and OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic and SGX943, our melioidosis therapeutic. The advanced development of our vaccine programs is currently supported by our heat stabilization technology, known as ThermoVaxTM, under existing and on-going government contract funding. With the recently awarded government contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, we entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize human monoclonal antibody therapy (SGX101) to treat melioidosis.

An outline for our business strategy follows:

•	Conduct a Phase 3 clinical trial of SGX301 for the treatment of CTCL;
•	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

•	Conduct a Phase 2/3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
•	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis;
•	Develop RiVax™ and VeloThrax™ in combination with our proprietary vaccine heat stabilization technology, known as ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
•	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
•	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
•	Acquire or in-license new clinical-stage compounds for development; and
•	Explore other business development and merger/acquisition strategies, an example of which is our collaboration with Intrexon.

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

Our Products in Development

The following tables summarize the products that we are currently developing:

BioTherapeutic Products

Soligenix Product	Therapeutic Indication	Stage of Development
SGX 301	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly higher response rate (p-value < 0.04) compared to placebo, mild adverse effects related to minor skin irritation;

Phase 3 clinical trial planned for the first half of 2015, with data expected in the second half of 2016

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial initiated in the second half of 2013, with data expected in the first half of 2015

SGX203	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed June 2013, data pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;

Phase 2/3 clinical trial planned for the first half of 2015, with data expected in the second half of 2016

SGX201	Acute Radiation Enteritis

Phase 1/2 clinical trial complete;

safety and preliminary efficacy demonstrated

Phase 2 trial planned for the second half of 2015, (contingent on government funding), with data expected in the second half of 2016

Vaccine Thermostability Platform**

Soligenix Product	Indication	Stage of Development
ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

Vaccines/BioDefense Products**

Soligenix Product	Indication	Stage of Development
RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial enrollment complete; safety and neutralizing antibodies for protection demonstrated Phase 1/2 trial planned for the second half of 2015

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical; Phase 1 clinical trial planned for first half of 2016

OrbeShield™	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943/SGX101	Melioidosis	Pre-clinical program initiated

** Contingent upon continued government contract and grant funding

BioTherapeutics Overview

SGX301 – for Treating Cutaneous T-Cell Lymphoma

In September 2014, we acquired a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. Hypericin is also found in several species of Hypericum plants, although the drug used in SGX301 is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet light. Other light therapies using UVA light result in serious adverse effects including secondary skin cancers.

Combined with photoactivation, hypericin has demonstrated significant anti-proliferative effects on activated normal human lymphoid cells and inhibited growth of malignant T-cells isolated from CTCL patients. In both settings, it appears that the mode of action is an induction of cell death in a concentration as well as a light dose-dependent fashion. These effects appear to result, in part, from the generation of singlet oxygen during photoactivation of hypericin.

Hypericin is one of the most efficient known generators of singlet oxygen, the key intermediate for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. The use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, patients experienced a statistically significant (p-value ≤ 0.04) response with topical hypericin treatment as compared to placebo: 58.3% compared to 8.3%, respectively.

SGX301 has received orphan drug designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven year term of market exclusivity for SGX301 upon final FDA approval, orphan drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of expensive FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits.

We anticipate initiating a Phase 3 clinical study of SGX301 in the treatment of CTCL in the first half of 2015.

We estimate the potential worldwide market for SGX301 is in excess of $250 million for all applications, including the treatment of CTCL. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements – Industry Data and Market Information.”

Cutaneous T-Cell Lymphoma

CTCL is a class of non-Hodgkin’s lymphoma (“NHL”), a type of cancer of the white blood cells that are an integral part of the immune system. Unlike most NHLs, which generally involve B-cell lymphocytes (involved in producing antibodies), CTCL is caused by an expansion of malignant T-cell lymphocytes (involved in cell-mediated immunity) normally programmed to migrate to the skin. These skin-trafficking malignant T-cells migrate to the skin, causing various lesions to appear that may change shape as the disease progresses, typically beginning as a rash and eventually forming plaques and tumors. Mycosis fungoides (“MF”) is the most common form of CTCL. It generally presents with skin involvement only, manifested as scaly, erythematous patches. Advanced disease with diffuse lymph node and visceral organ involvement is usually associated with a poorer response rate to standard therapies. A relatively uncommon sub-group of CTCL patients present with extensive skin involvement and circulating malignant cerebriform T-cells, referred to as Sézary syndrome. These patients have substantially graver prognoses than those with MF.

CTCL mortality is related to stage of disease, with median survival generally ranging from about 12 years in the early stages to only 2.5 years when the disease has advanced. There is currently no FDA-approved drug for front-line treatment of early stage CTCL. There is currently no cure for CTCL. Treatment of early-stage disease generally involves skin-directed therapies. One of the most common unapproved therapies used for early-stage disease is oral 5 or 8-methoxypsoralen (“Psoralen”) given with ultraviolet A (“UVA”) light, referred to as PUVA. Although having demonstrated a level of efficacy, Psoralen is a mutagenic chemical that interferes with DNA causing mutations and other malignancies. Moreover, UVA is a carcinogenic light source that when combined with the Psoralen, results in serious adverse effects including secondary skin cancers; therefore, the FDA requires a Black Box warning for PUVA.

CTCL constitutes a rare group of NHLs, occurring in about 4% of the approximate 500,000 individuals living with the disease. We estimate, based upon review of historic published studies and reports and an interpolation of data on the incidence of CTCL that it affects over 20,000 individuals in the U.S., with approximately 2,800 new cases seen annually.

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

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

We initiated a Phase 2 clinical study of SGX942 in the treatment of oral mucositis in head and neck cancer patients in the second half of 2013. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received Fast Track designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA in the first half of 2013. Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit an NDA for SGX942 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review, which implies an abbreviated review time of six months. In April 2014, we were awarded a one-year National Institute of Dental and Craniofacial Research (NIDCR) Small Business Innovation and Research (“SBIR”) grant award of approximately $200,000 to support our Phase 2 clinical study.

We initiated a Phase 2 clinical study of SGX942 in the treatment of oral mucositis in head and neck cancer patients in the second half of 2013.

We believe the potential worldwide market for SGX942 is in excess of $500 million for all applications, including oral mucositis. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors,” “Cautionary Note regarding Forward-Looking Statements – Industry Data and Market Information.”

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

Based on its pharmacological characteristics, oral BDP may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We have an issued U.S. patent 8,263,582 claiming the use of oral BDP as a method of treating inflammatory disorders of the gastrointestinal tract, including Crohn’s disease. We are planning to pursue development programs in the treatment of pediatric Crohn’s disease, acute radiation enteritis, and GI ARS pending further grant funding. We are also exploring the possibility of testing oral BDP for local inflammation associated with Ulcerative Colitis, among other indications.

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

We anticipate initiating a Phase 2/3 clinical study of SGX203 in the treatment of pediatric Crohn’s disease in the first half of 2015.

We estimate the potential worldwide market for oral BDP is in excess of $500 million for all applications, including the treatment of pediatric Crohn’s disease. This expected market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors,” “Cautionary Note regarding Forward-Looking Statements – Industry Data and Market Information.”

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

We estimate the potential worldwide market for oral BDP is in excess of $500 million for all applications, including the treatment of acute radiation enteritis. This expected market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors,” “Cautionary Note regarding Forward-Looking Statements – Industry Data and Market Information.”

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

The development of RiVax™ has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to Soligenix and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax™. In September 2014, we entered into a contract with the NIH for the development of RiVax™ that would provide up to an additional $24.7 million of funding in the aggregate if options to extend the contract are exercised by the NIH.

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

RiVax™ has been granted orphan drug designation by the FDA for the prevention of ricin intoxication.

Assuming development efforts are successful for RiVax™, we believe potential government procurement contract(s) could reach $200 million. This expected procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors,” “Cautionary Note regarding Forward-Looking Statements – Industry Data and Market Information.”

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

Assuming development efforts are successful for VeloThrax™, we believe potential government procurement contract(s) could reach $500 million. This expected procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors,” “Cautionary Note regarding Forward-Looking Statements – Industry Data and Market Information.”

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

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to the clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. We are seeking to treat this same type of toxicity in our acute radiation enteritis clinical program with SGX201. As a result, we believe that OrbeShield™ has the potential to be a “dual use” compound, a desirable characteristic which is a specific priority of BARDA for ARS and other medical countermeasure indications.

The FDA has cleared the IND application for OrbeShield™ for the mitigation of morbidity and mortality associated with GI ARS.. The FDA has awarded OrbeShield™ orphan drug and Fast Track designations for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

In September 2013 we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield™ leading to FDA approval to treat GI ARS. The BARDA contract contains a two year base period with two contract options for a total of five years and up to $26.3 million The NIAID contract consists of a one year base period and two contract options for a total of three years and up to $6.4 million. Previously, development of OrbeShield™ had been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield™ for the treatment of acute GI ARS.

Assuming development efforts are successful for OrbeShield™, we believe potential government procurement contract(s) could reach as much as $450 million. This expected procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors,” “Cautionary Note regarding Forward-Looking Statements – Industry Data and Market Information.”

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

SGX101 is the research name for the human monoclonal antibody therapy for the treatment of melioidosis based upon Intrexon’s advanced human antibody discovery, isolation, and production technologies. Preclinical development has been initiated and remains ongoing. As data becomes available from this work, grant funding will be pursued.

About Melioidosis

Melioidosis is a potentially fatal infection caused by the Gram-negative bacillus, Burkholderia pseudomallei (“Bp”). Highly resistant to many antibiotics, Bp can cause an acute disease characterized by a fulminant pneumonia and a chronic condition that can recrudesce. There is no preventive vaccine or effective immunotherapy for melioidosis. We believe that there is an unmet medical need for improved prevention and therapy.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to September 30, 2013

For the three months ended September 30, 2014, we had a net loss of $4,349,555 as compared to a net loss of $6,559,856 for the same period in the prior year, representing a decrease in the net loss of $2,210,301 or 34%. For the nine months ended September 30, 2014, we had a net loss of $8,629,780 as compared to a net loss of $11,052,427 for the same period in the prior year, representing a decrease of $2,422,647 or 22%. Included in the net loss for the three months and nine months ended September 30, 2014 is the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing. The change in the fair value of the warrant liability for the three months ended September 30, 2014 and 2013 resulted in $791,395 of income, and ($4,699,846) of expense, respectively. The change in the fair value of the warrant liability is attributable to a decrease in warrants as a result of warrants exercised, a decrease in the remaining warrant term and change in our closing stock price. For the nine months ended September 30, 2014 and 2013, the change in fair value resulted in an expense of ($203,703) and ($5,349,422), respectively.

For the three and nine months ended September 30, 2014, revenues relate to government contracts and grants awarded in support of our development of OrbeShield™ for the treatment of GI ARS, ThermoVax™, our vaccine heat stabilization technology, and other development programs. For the three months ended September 30, 2014, we had revenues of $2,787,709 as compared to $312,491 for the same period in the prior year, representing an increase of $2,475,218, or 792%. For the nine months ended September 30, 2014, we had revenues of $5,116,554 as compared to $1,845,123 for the same period in the prior year, representing an increase of $3,271,431 or 177%. The increase in revenues was primarily related to continued progress on our OrbeShield™ contracts awarded in late third quarter of 2013.

We incurred costs related to those revenues for the three months ended September 30, 2014 and 2013 of $2,109,530 and $245,864, respectively, representing an increase of $1,863,666, or 758%. For the nine months ended September 30, 2014, costs related to revenues were $3,773,095 as compared to $1,517,469 for the same period in the prior year, representing an increase of $2,255,626, or 149%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to our contracts and grants.

Our gross profit for the three months ended September 30, 2014 was $678,179 as compared to $66,627 for the same period in 2013, representing an increase of $611,552 or 918%. For the nine months ended September 30, 2014, gross profit was $1,343,459 as compared to $327,654 for the same period in the prior year representing an increase of $1,015,805, or 310%. The increase is primarily due to the OrbeShield™ contracts which provide a management fee and higher negotiated reimbursement for fixed overhead as compared to our government grants.

Research and development expense for the three months ended September 30, 2014 was $5,089,179 as compared to $1,216,559 for the same period in 2013, representing an increase of $3,872,620, or 318%. This increase is primarily related to the acquisition of the Hypericin, phase 3 ready oncology clinical program, asset from Hy BioPharma for $4,000,000, which was charged to R&D expense due to the acquired asset will be used in our current R&D program activities and does not have alternate future use pursuant to generally accepted accounting principles in the United States. For the nine months ended September 30, 2014 research and development was $7,333,024 as compared to $4,113,686 for the same period in the prior year representing an increase of $3,219,338 or 78%. This increase is primarily a result of the acquisition of the Hypericin asset, phase 3 ready oncology clinical program, from Hy BioPharma offset by the exclusive channel collaboration agreement entered into with Intrexon Corporation under which we issued common stock with a value of $1,500,000 in 2013 and Pediatric Crohn’s Phase 1/2 clinical study offset by costs related to our Phase 2 clinical trial with SGX942 for the treatment of oral mucositis in patients with head and neck cancer, as well as increased headcount.

General and administrative expenses for the three months ended September 30, 2014 was $730,378 as compared to $710,730 for the same period in 2013, representing an increase of $19,648 or 3%. For the nine months ended September 30, 2014 General and administrative expenses was $2,437,553 as compared to $1,918,411 representing an increase of $519,142 or 27%. The increase for the three and nine months ended September 30, 2014 is due to an increase in outside professional services and increased headcount.

Other income (expense) for the three months ended September 30, 2014 was $791,823 as compared to $(4,699,194). For the nine months ended September 30, 2014 other income (expense) was $202,662 as compared to $(5,347,984). The change in both the three and nine months ended September 30, 2014 is primarily due to the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

Financial Condition

Cash and Working Capital

As of September 30, 2014, we had cash and cash equivalents of $4,209,949 as compared to $5,856,242 as of December 31, 2013, representing a decrease of $1,646,293 or 28%. As of September 30, 2014, we had working capital of $2,634,191, which excludes a non-cash warrant liability of $7,429,460, as compared to working capital of $5,855,046, which excludes a non-cash warrant liability of $8,281,247, as of December 31, 2013, representing a decrease of $3,220,855 or 55%. The decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 and decrease in taxes receivable.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

•	We have up to approximately $53.3 million in active contract and grant funding still available to support our associated research programs through 2015 and beyond. We plan to submit additional grant and contract applications for further support of these programs with various funding agencies.
•	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
•	We will pursue sale of Net Operating Losses (“NOLs”) in the state of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $750,356 in proceeds from the sale of NJ NOL in 2013, we expect to participate in the program during 2014 and beyond;
•	We have a $10.0 million equity facility, with Lincoln Park, through October 2016, of which approximately $9.5 million was available at September 30, 2014; and
•	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $13.4 million before any grant reimbursements, of which $4.4 million relates to the BioTherapeutics business and $9.0 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $9.0 million to primarily offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed under grants for the nine months ended September 30:

	2014	2013
Research & Development Expenses
Oral BDP	$867,374	$1,002,987
RiVax™ and ThermoVax™ Vaccines	475,370	1,201,699
CTCL	4,000,000	-
SGX 94	1,817,446	1,642,175
Other	172,834	266,825
Total	$7,333,024	$4,113,686

Reimbursed under NIH Contracts and Grants
Oral BDP	2,948,995	139,329
RiVax™ and thermostable vaccines	645,802	1,378,140
Other	178,298	-
Total	3,773,095	1,517,469

Grand Total	$11,106,119	$5,631,155

Contractual Obligations

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. Provided all success-oriented milestones are attained, the Company will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company. These development milestones include; the Phase 3 clinical trial of SGX301 being successful in demonstrating efficacy and safety in the CTCL patient population, and SGX301 subsequent approval for the treatment of CTCL by either the FDA or the European Medicines Agency.

On April 27, 2013, we entered into an exclusive channel collaboration agreement with Intrexon (the “Channel Agreement”) to use Intrexon’s advanced human antibody discovery, isolation and production technologies for the development of human monoclonal antibody therapies for a new biodefense application targeting melioidosis. The Channel Agreement grants an exclusive worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of products for the treatment of melioidosis through the use of exogenously produced human recombinant monoclonal antibodies. The Channel Agreement, upon clinical or commercialization success, may require the payment of certain milestones up to $7 million, if and when achieved. The term of the Channel Agreement continues until terminated by either party. The agreement contains standard termination provisions, including termination upon breach or prohibited assignment of the agreement.

The Company has commitments of approximately $325,000 as of September 30, 2014 relating to several licensing agreements with consultants and universities, which upon clinical or commercialization success may require the payment of milestones and/or royalties if and when achieved. However, there can be no assurance that clinical or commercialization milestones will occur.

On February 7, 2012, we entered into a lease agreement through March 31, 2015 for our existing office space. The rent for the first 12 months was approximately $8,000 per month, or approximately $18.25 per square foot on an annualized basis. This rent increased to approximately $8,310 per month, or approximately $19.00 per square foot on an annualized basis, for the remaining 24 months.

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

As a result of the above agreements, the Company has future contractual obligations as of September 30, 2014 over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2014	$25,000	$27,000	$52,000
2015	75,000	33,000	108,000
2016	75,000	9,000	84,000
2017	75,000	2,000	77,000
2018	75,000	-	75,000
Total	$325,000	$71,000	$396,000

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

PART II - OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our periodic reports on Form 10-Q and Form 8-K.

The issuance of our common stock pursuant to the terms of the Asset Purchase Agreement with Hy Biopharma, Inc. may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.

As reported on September 5, 2014 in our Current Report on Form 8-K, on April 1, 2014 we entered into an option agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of cutaneous T-cell lymphoma (“CTCL”), which we refer to as SGX301. In exchange for the option, we paid $50,000 in cash and issued 43,067 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement (the “Purchase Agreement”) with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the Purchase Agreement, we issued 1,849,113 shares of common stock in the aggregate to Hy Biopharma and its assignees.  Provided all success-oriented milestones are attained, we may issue up to an aggregate of $10 million worth of our common stock (subject to a cap equal to 19.99% of our issued and outstanding common stock) in the aggregate. The development milestones upon which further payment is conditioned are the Phase 3 clinical trial of SGX301 being successful in demonstrating efficacy and safety in the CTCL patient population and SGX301 being approved for the treatment of CTCL by either the U.S. Food and Drug Administration or the European Medicines Agency.  Also on September 3, 2014, we entered into the Registration Rights Agreement with Hy Biopharma, pursuant to which we have filed a registration statement with the SEC.  The number of shares that we may issue under the Purchase Agreement will fluctuate based on the market price of our common stock.  Depending on market liquidity at the time, the issuance of such shares may cause the trading price of our common stock to fall.

We may ultimately issue all, some or none of the additional shares of our common stock that may be issued pursuant to the Purchase Agreement, but in no event will we be required to issue in excess of 19.99% of our issued and outstanding common stock. We are required to register any shares issued pursuant to the Purchase Agreement, including the 1,849,113 shares already issued, for resale under the Securities Act of 1933, as amended. After any such shares are registered, the holders will be able to sell all, some or none of those shares.  Therefore, issuances by us under the Purchase Agreement could result in substantial dilution to the interests of other holders of our common stock.  Additionally, the issuance of a substantial number of shares of our common stock pursuant to the Purchase Agreement, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2014, the Company issued 50,000 shares of common stock to a consultant as partial consideration for services performed. The per share closing price of the Company’s common stock on August 21, 2014 was $2.01, which was the date on which the liability was recognized.

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

SOLIGENIX, INC.

November 10, 2014	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2014	by	/s/ Joseph M. Warusz
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

