Form 10-K
period 2014-12-31
SOLIGENIX, INC.
filed 2015-03-25
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $26,533,000 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2014.

As of March 17, 2015, 25,168,354 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

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

Our Business Overview

We are a late-stage biopharmaceutical company developing product candidates intended to address unmet medical needs in areas of inflammation, oncology, and biodefense. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

Our BioTherapeutics business segment is developing a first-in-class photo-dynamic therapy (SGX301) utilizing safe, visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis in head and neck cancer.

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, VeloThrax™, our anthrax vaccine candidate, OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs is supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the recently awarded government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, we have entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

An outline for our business strategy follows:

●	Conduct a Phase 3 clinical trial for SGX301 for the treatment of CTCL;
●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 3 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;
●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis;
●	Develop RiVax™ and VeloThrax™ in combination with our ThermoVax™ technology, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies, an example of which is our collaboration with Intrexon.

Corporate Information

We were incorporated in Delaware in 1987 under the name Biological Therapeutics, Inc. In 1987, we merged with Biological Therapeutics, Inc., a North Dakota corporation, pursuant to which we changed our name to “Immunotherapeutics, Inc.”  We changed our name to “Endorex Corp.” in 1996, to “Endorex Corporation” in 1998, to “DOR BioPharma, Inc.” in 2001, and finally to “Soligenix, Inc.” in 2009. Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Products in Development

The following tables summarize our products under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX301	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly
higher response rate (p ≤ 0.04) compared to placebo;

Phase 3 clinical trial planned for the first half of 2015,

with data expected in the second half of 2016

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial initiated in the second half of 2013, with data expected in the second half of 2015

SGX203**	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed June 2013, efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD)
profile and safety confirmed;

Phase 3 clinical trial planned for the second half of 2015,
with data expected in the first half of 2017

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated; Phase 2 trial planned for the second half of 2015, with data expected in the second half of 2016

Vaccine Thermostability Platform**

Soligenix Product	Indication	Stage of Development
ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product	Indication	Stage of Development
RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial complete, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the second half of 2015

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical; Phase 1 clinical trial planned for second half of 2016

OrbeShield™	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943/SGX101	Melioidosis	Pre-clinical program initiated

** Contingent upon continued government contract/grant funding or other funding source.

BioTherapeutics Overview

SGX301 – for Treating Cutaneous T-Cell Lymphoma

SGX301 is a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. Hypericin is also found in several species of Hypericum plants, although the drug used in SGX301 is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet light. Other light therapies using UVA light result in serious adverse effects including secondary skin cancers.

Combined with photoactivation, in clinical trials hypericin has demonstrated significant anti-proliferative effects on activated normal human lymphoid cells and inhibited growth of malignant T-cells isolated from CTCL patients. In both settings, it appears that the mode of action is an induction of cell death in a concentration as well as a light dose-dependent fashion. These effects appear to result, in part, from the generation of singlet oxygen during photoactivation of hypericin.

Hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, after six weeks of twice-weekly therapy, a majority of patients experienced a statistically significant (p-value ≤ 0.04) improvement with topical hypericin treatment whereas the placebo was ineffective: 58.3% compared to 8.3%, respectively.

SGX301 has received orphan drug designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, orphan drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits.

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

CTCL mortality is related to stage of disease, with median survival generally ranging from about 12 years in the early stages to only 2.5 years when the disease has advanced. There is currently no FDA-approved drug for front-line treatment of early stage CTCL. Treatment of early-stage disease generally involves skin-directed therapies. One of the most common unapproved therapies used for early-stage disease is oral 5 or 8-methoxypsoralen (“Psoralen”) given with ultraviolet A (“UVA”) light, referred to as PUVA, which is approved for dermatological conditions such as disabling psoriasis not adequately responsive to other forms of therapy, idiopathic vitiligo and skin manifestations of CTCL in persons who have not been responsive to other forms of treatment. Psoralen is a mutagenic chemical that interferes with DNA causing mutations and other malignancies. Moreover, UVA is a carcinogenic light source that when combined with the Psoralen, results in serious adverse effects including secondary skin cancers; therefore, the FDA requires a Black Box warning for PUVA.

CTCL constitutes a rare group of NHLs, occurring in about 4% of the approximate 500,000 individuals living with NHL. We estimate, based upon review of historic published studies and reports and an interpolation of data on the incidence of CTCL, that it affects over 20,000 individuals in the U.S., with approximately 2,800 new cases seen annually.

SGX94

SGX94 is an IDR that regulates the innate immune system to simultaneously reduce inflammation, eliminate infection and enhance tissue healing.

SGX94 is based on a new class of short, synthetic peptides known as innate defense regulators (“IDRs”) that have a novel mechanism of action in that it is simultaneously anti-inflammatory and anti-infective. IDRs have no direct antibiotic activity but modulate host responses, increasing survival after infections with a broad range of bacterial Gram-negative and Gram-positive pathogens including both antibiotic sensitive and resistant strains, as well as accelerating resolution of tissue damage following exposure to a variety of agents including bacterial pathogens, trauma and chemo- or radiation-therapy. IDRs represent a novel approach to the control of infection and tissue damage via highly selective binding to an intracellular adaptor protein, sequestosome-1, also known as p62, which has a pivotal function in signal transduction during activation and control of the innate defense system. Preclinical data indicate that IDRs may be active in models of a wide range of therapeutic indications including life-threatening bacterial infections as well as the severe side-effects of chemo- and radiation-therapy.

SGX94 has demonstrated efficacy in numerous animal disease models including mucositis, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. SGX94 was shown to be safe and well-tolerated in all dose groups when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. SGX94 is the subject of an open Investigational New Drug (“IND”) application which has been cleared by the United States Food and Drug Administration (the “FDA”). We believe that market opportunities for SGX94 include mucositis, acute methicillin resistant Staphylococcus aureus (MRSA) bacterial infections, acinetobacter, melioidosis, acute radiation syndrome and as a vaccine adjuvant, with potential opportunities for non-dilutive funding to support the development.

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is our product candidate containing our IDR technology platform, SGX94, targeting the treatment of oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received “Fast Track” designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA in the first half of 2013. Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX942 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review.

We initiated a Phase 2 clinical study of SGX942 in the treatment of oral mucositis in head and neck cancer patients in the second half of 2013.

We estimate the potential worldwide market for SGX942 is in excess of $500 million for all applications, including the treatment of oral mucositis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements – Industry Data and Market Information.”

Oral Mucositis

Mucositis is the clinical term for damage done to the mucosa by anticancer therapies. It can occur in any mucosal region, but is most commonly associated with the mouth, followed by the small intestine. We estimate, based upon our review of historic studies and reports, and an interpolation of data on the incidence of mucositis, that mucositis affects approximately 500,000 people in the U.S. per year and occurs in 40% of patients receiving chemotherapy. Mucositis can be severely debilitating and can lead to infection, sepsis, the need for parenteral nutrition and narcotic analgesia. TheGI damage causes severe diarrhea. These symptoms can limit the doses and duration of cancer treatment, leading to sub-optimal treatment outcomes.

The mechanisms of mucositis have been extensively studied and have been recently linked to the interaction of chemotherapy and/or radiation therapy with the innate defense system. Bacterial infection of the ulcerative lesions is regarded as a secondary consequence of dysregulated local inflammation triggered by therapy-induced cell death, rather than as the primary cause of the lesions.

We estimate, based upon our review of historic studies and reports, and an interpolation of data on the incidence of oral mucositis, that oral mucositis is a subpopulation of approximately 90,000 patients in the U.S., with a comparable number in Europe. Oral mucositis almost always occurs in patients with head and neck cancer treated with radiation therapy (greater than 80% incidence of severe mucositis) and is common in patients undergoing high dose chemotherapy and hematopoietic cell transplantation, where the incidence and severity of oral mucositis depends greatly on the nature of the conditioning regimen used for myeloablation.

Oral BDP

Oral BDP (beclomethasone 17,21-dipropionate) represents a first-of-its-kind oral, locally acting therapy tailored to treat GI inflammation. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. Oral BDP is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract.

Based on its pharmacological characteristics, oral BDP may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We are planning to pursue development programs in the treatment of pediatric Crohn’s disease, acute radiation enteritis and GI ARS pending further grant funding. We are also exploring the possibility of testing oral BDP for local inflammation associated with ulcerative colitis, among other indications.

We are pursuing orphan designations for relevant indications as appropriate in both the US and Europe. An orphan drug designation in the US enables seven years of market exclusivity upon approval, while the EU approval provides with ten years of market exclusivity.

SGX203 –for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 orphan drug designation as well as Fast Track designation for the treatment of pediatric Crohn's disease.

We anticipate initiating a Phase 3 clinical study of SGX203 in the treatment of pediatric Crohn’s disease in the second half of 2015.

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

Pediatric Crohn's Disease

Crohn's disease causes inflammation of the GI tract. Crohn's disease can affect any area of the GI tract, from the mouth to the anus, but it most commonly affects the lower part of the small intestine, called the ileum. The swelling caused by the disease extends deep into the lining of the affected organ. The swelling can induce pain and can make the intestines empty frequently, resulting in diarrhea. Because the symptoms of Crohn's disease are similar to other intestinal disorders, such as irritable bowel syndrome and ulcerative colitis, it can be difficult to diagnose. People of Ashkenazi Jewish heritage have an increased risk of developing Crohn's disease.

Crohn's disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn's disease develop symptoms before 20 years of age. We estimate, based upon our review of historic published studies and reports, and an interpolation of data on the incidence of Pediatric Crohn’s disease, that Pediatric Crohn's disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and approximately 40% of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

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

SGX201 –for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. In 2012, we completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year Small Business Innovation and Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). We are currently working with our Radiation Enteritis medical advisory board in pursuing additional funding from the NIH to support the clinical development program.

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

Symptoms will usually resolve within two-six weeks after therapy has ceased. Radiation enteritis is often not a self-limited illness, as over 80% of patients who receive abdominal radiation therapy complain of a persistent change in bowel habits. Moreover, acute radiation injury increases the risk of development of chronic radiation enteropathy, and overall 5% to 15% of the patients who receive abdominal or pelvic irradiation will develop chronic radiation enteritis.

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

Vaccines/BioDefense Overview

ThermoVax™ – Thermostability Technology

Our thermostability technology, ThermoVax™, is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax™ lies in its potential ability to eliminate the need for cold-chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. We believe that the savings realized from the elimination of cold chain costs and related product losses would significantly increase the profitability of vaccine products. We believe that elimination of the cold chain could further facilitate the use of these vaccines in the lesser developed parts of the world. ThermoVax™ has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

ThermoVax™ development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax™) vaccines. Proof-of-concept preclinical studies with ThermoVax™ indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™ and our aluminum-adjuvanted anthrax vaccine, VeloThrax™. Each vaccine was manufactured, under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax™ was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we have also demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists.

We intend to seek out potential partnerships with companies marketing FDA/ex-U.S. health authority approved Alum adjuvanted vaccines that are interested in eliminating the need for cold chain for their products. We believe that ThermoVax™ also will enable us to expand our vaccine development expertise beyond biodefense into the infectious disease space and has the potential to allow for the development of multivalent vaccines (e.g., combination ricin-anthrax vaccine).

RiVax™ – Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin, and if approved would be the first ricin vaccine. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax™ has demonstrated statistically significant (p < 0.001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS Epub ahead of print March 9, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial completed in September 2012, sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum). The results of the Phase 1B study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1B Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for large scale manufacturing and are further establishing correlates of the human immune response in non-human primates.

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

Assuming development efforts are successful for RiVax™, we believe potential government procurement contract(s) could reach $200 million. This potential procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements – Industry Data and Market Information.”

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

The Centers for Disease Control has classified ricin toxin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. The recent ricin threat to government officials has heightened the awareness of this toxic threat. Currently, there is no FDA approved ricin vaccine, nor is there a known antidote for ricin toxin exposure.

VeloThrax™ – Anthrax Vaccine

VeloThrax™ is our proprietary vaccine candidate based on a recombinant protective antigen (“rPA”) derivative intended for use against anthrax. We have entered into an exclusive license option with Harvard College to license VeloThrax™ (also known as DNI for dominant negative inhibitor) for a vaccine directed at the prevention of anthrax infection of humans. VeloThrax™ is a translocation-deficient mutant of a protective antigen with double mutations of K397D and D425K that impede the conformational changes necessary for endosomal membrane translocation into the cell cytoplasm. In the absence of that protective antigen translocation step, anthrax toxin trafficking and function cease. We believe that VeloThrax™ is a more immunogenic candidate than native rPA. This apparent increase in immunogenicity suggests that the DNI rPA is processed and presented to the immune system more efficiently by cellular antigen processing pathways, which is consistent with known properties of the molecule.

DNI versions of rPA such as VeloThrax™ are also capable of inducing antibodies that neutralize the activity of the anthrax toxin complex. Unlike fully-functional rPA, VeloThrax™ might be given to a patient post-exposure without risk of enhancing intoxication during an infection, although clinical tests involving intravenous administration of potentially therapeutic levels of DNI rPA resulted in serious adverse events and so further development of this product as a therapeutic biological for blocking the effects of infection by B. anthracis was discontinued. Our studies of VeloThrax™ will be at a dose 1,000 times lower than the dose previously tested for an intramuscular or intradermal vaccine.

We believe that VeloThrax™’s greater immunogenicity could lead to a vaccine that can be administered in the fewest possible doses to induce the highest level of toxin neutralizing antibodies. Utilizing ThermoVax™, we believe that we will be able to develop VeloThrax™ into a vaccine with an improved stability profile, an issue that has proven challenging in the development of other anthrax vaccines. Extended stability at ambient temperatures would be a significant improvement for stockpiled vaccines and one which is not expected from conventional vaccines. Assuming long-term stability can be met, VeloThrax™ could be stockpiled for general prophylactic as well as a post exposure use.

The overall objective of the VeloThrax™ program is to rapidly and efficiently develop a next generation anthrax vaccine which combines a well-established, safe and relatively low risk vaccine development and dosing approach with targeted, proven innovative strategies. We expect that VeloThrax™ will combine a stable, readily manufactured mutant rPA subunit antigen with next generation, clinically compatible adjuvants which have been demonstrated to enhance potency and reduce the time and number of vaccine doses required to achieve protective titer using a variety of vaccine antigens. We believe that VeloThrax™ has the potential to provide the Public Health Emergency Medical Countermeasures Enterprise (“PHEMCE”) and the DoD with a safe and stable alternative to the existing licensed anthrax vaccine product. We also intend to adapt newly developed glassification technology (initially developed under an ongoing NIAID grant to stabilize exceptionally unstable ricin toxin/adjuvant formulations) to enable a thermostable, dried, single vial, pre-formulated adjuvanted rPA vaccine which is suitable for both long term storage and field use without typical cold chain constraints.

Assuming development efforts are successful for VeloThrax™, we believe potential government procurement contract(s) could reach $500 million. This potential procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements – Industry Data and Market Information.”

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

OrbeShield™ –for Treating GI ARS

OrbeShield™ is an oral immediate and delayed release formulation of the topically active corticosteroid BDP and is being developed for the treatment of GI ARS. Corticosteroids are a widely used class of anti-inflammatory drugs. BDP is a corticosteroid with predominantly topical activity that is approved for use in asthma, psoriasis and allergic rhinitis.

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

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to the clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. We are seeking to treat the same type of toxicity in our acute radiation enteritis clinical program with SGX201. As a result, we believe that OrbeShield™ has the potential to be a “dual use” compound, a desirable characteristic which is a specific priority of BARDA for ARS and other medical countermeasure indications. The FDA has cleared the IND application for OrbeShield™ for the mitigation of morbidity and mortality associated with GI ARS.

In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield™ leading to FDA approval to treat GI ARS. The BARDA contract contains a two year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consists of a one year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. Previously, development of OrbeShield™ had been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield™ for the treatment of acute GI ARS. The FDA has given OrbeShield™ orphan drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

Assuming development efforts are successful for OrbeShield™, we believe potential government procurement contracts could reach as much as $450 million. This potential procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements – Industry Data and Market Information.”

GI ARS

ARS occurs after toxic radiation exposure and involves several organ systems, notably the bone marrow, the GI tract and, later, the lungs. In the event of a nuclear disaster or terrorist detonation of a nuclear bomb, casualties exposed to greater than 2 grays (“Gy”) of absorbed radiation are at high risk for development of clinically significant ARS. Exposure to high doses of radiation exceeding 10-12 Gy causes acute GI injury which can result in death. The GI tract is highly sensitive due to the continuous need for crypt stem cells and production of mucosal epithelium. The extent of injury to the bone marrow and the GI tract are the principal determinants of survival after exposure to TBI. Although the hematopoietic syndrome can be rescued by bone marrow transplantation or growth factor administration, there is no established treatment or preventive measure for the GI damage that occurs after high-dose radiation. As a result, we believe there is an urgent medical need for specific medical counter measures against the lethal pathophysiological manifestations of radiation-induced GI injury.

SGX943/SGX101– for Treating Melioidosis

SGX943 uses the same active ingredient as SGX94 and is being developed in preclinical studies as a potential treatment for melioidosis. Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), we believe it is particularly relevant for antibiotic-resistant bacteria. The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work. In February 2014, we were awarded a one-year NIAID SBIR grant award of approximately $300,000 to further evaluate SGX943 as a potential treatment for melioidosis. Preclinical results to date have demonstrated that SGX943 treatment, in combination with standard of care antibiotics such as doxycycline, can statistically significantly enhance survival in a lethal murine pneumonic melioidosis model (p< 0.001).

SGX 101 is a human monoclonal antibody therapy being developed in preclinical studies as a potential treatment of melioidosis using Intrexon’s advanced human antibody discovery, isolation, and production technologies. As data becomes available from this work, we intend to pursue grant funding to support further development of this product candidate.

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

Bp infection (melioidosis) is a major public health concern in the endemic regions of Southeast Asia and Northern Australia. In Northeast Thailand, which has a high incidence of melioidosis, the mortality rate associated with Bp infection is over 40 percent, making it the third most common cause of death from infectious disease in that region after HIV/AIDS and tuberculosis. Bp activity is seen in Southeast Asia, South America, Africa, the Middle East, India, and Australia. The highest pockets of disease activity occur in Northern Australia and Northeast Thailand with increasing recognition of disease activity in coastal regions of India.

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

The Drug Approval Process

The FDA and comparable regulatory agencies in state, local and foreign jurisdictions impose substantial requirements on the clinical development, manufacture and marketing of new drug and biologic products. The FDA, through regulations that implement the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, and other laws and comparable regulations for other agencies, regulate research and development activities and the testing, manufacture, labeling, storage, shipping, approval, recordkeeping, advertising, promotion, sale, export, import and distribution of such products. The regulatory approval process is generally lengthy, expensive and uncertain. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products, including holds on clinical research, civil or criminal fines or other penalties, product recalls, or seizures, or total or partial suspension of production or injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant approval of drugs or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

Before human clinical testing in the U.S. of a new drug compound or biological product can commence, an Investigational New Drug, or IND, application is required to be submitted to the FDA. The IND application includes results of pre-clinical animal studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

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

With certain exceptions, once successful clinical testing is completed, the sponsor can submit a New Drug Application, or NDA, for approval of a drug, or a Biologic License Application, or BLA, for biologics such as vaccines, which will be reviewed, and if successful, approved by the FDA, allowing the product to be marketed. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Furthermore, the FDA or any foreign health authority may not grant an approval on a timely basis, if at all. The FDA may deny the approval of an NDA or BLA, in its sole discretion, if it determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval, is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to good manufacturing practice regulations. In complying with standards contained in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing facilities, both foreign and domestic, also are subject to inspections by, or under the authority of, the FDA and by other federal, state, local or foreign agencies.

Even after initial FDA or foreign health authority approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the marketing of a product as a treatment for clinical indications other than those for which the product was initially tested. For certain drugs intended to treat serious, life-threatening conditions that show great promise in earlier testing, the FDA can also grant conditional approval. However, drug developers are required to study the drug further and verify clinical benefit as part of the conditional approval provision, and the FDA can revoke approval if later testing does not reproduce previous findings. The FDA may also condition approval of a product on the sponsor agreeing to certain mitigation strategies that can limit the unfettered marketing of a drug. Also, the FDA or foreign regulatory authority will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the product. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, an application seeking approval of such changes will likely be required to be submitted to the FDA or foreign regulatory authority.

In the U.S., the FDCA, the Public Health Service Act, the Federal Trade Commission Act, and other federal and state statutes and regulations that govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result in, among other things, fines, recall or seizure of products, refusal to permit products to be imported into the U.S., refusal of the government to approve product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the FDCA involving medical devices.

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

Vaccines are approved under the BLA process that exists under the Public Health Service Act. In addition to the greater technical challenges associated with developing biologics, the potential for generic competition is lower for a BLA product than a small molecule product subject to an NDA under the Federal Food, Drug and Cosmetic Act. Under the Patient Protection and Affordable Care Act enacted in 2010, a “generic” version of a biologic is known as a biosimilar and the barriers to entry – whether legal, scientific, or logistical – for a biosimilar version of a biologic approved under a BLA are higher. Indeed, almost three years after the enactment of the Patient Protection and Affordable Care Act, no biosimilar application has even been filed with the FDA.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

Fast track designation and accelerated approval

The FDA is required to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug or biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track drug or biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the drug or biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor's request. Unique to a fast track product, the FDA may initiate review of sections of a fast track product's NDA or BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug or biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

False Claims Laws

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the US government.

Anti-Kickback Laws

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other.

United States Healthcare Reform

Federal Physician Payments Sunshine Act and its implementing regulations require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Third-Party Suppliers and Manufacturers

Drug substance and drug product manufacturing is outsourced to qualified suppliers. We do not have manufacturing capabilities/infrastructure and do not intend to develop the capacity to manufacture drug products substances. We have agreements with third-party manufacturers to supply bulk drug substances for our product candidates and with third parties to formulate, package and distribute our product candidates. Our employees include professionals with expertise in pharmaceutical manufacturing development, quality assurance and third party supplier management who oversee work conducted by third-party companies. We believe that we have on hand or can easily obtain sufficient amounts of product candidates to complete our currently contemplated clinical trials. All of the drug substances used in our product candidates currently are manufactured by single suppliers. While we have not experienced any supply disruptions, the number of manufacturers of the drug substances is limited. In the event it is necessary or advisable to acquire supplies from alternative suppliers, assuming commercially reasonable terms could be reached, the challenge would be the efficient transfer of technology and know-how from current manufactures to the new supplier. Formulation and distribution of our finished product candidates also currently are conducted by single suppliers but we believe that alternative sources for these services are readily available on commercially reasonable terms, subject to the efficient transfer of technology and know-how from current suppliers to the new supplier.

All of the current agreements for the supply bulk drug substances for our product candidates and for the formulation or distribution of our product candidates relate solely to the development (including preclinical and clinical) of our product candidates. Under these contracts, our product candidates are manufactured upon our order of a specific quantity. In the event that we obtain marketing approval for a product candidate, we will qualify secondary suppliers for all key manufacturing activities supporting the marketing application.

Marketing and Collaboration

We do not currently have and do not intend to establish any sales and marketing capability, other than to potentially market our biodefense vaccine products directly to government agencies. With respect to other commercialization efforts, we currently intend to seek distribution and other collaboration arrangements for the sales and marketing of any product candidate that is approved. From time to time, we have had and are having strategic discussions with potential collaboration partners for our biodefense vaccine product candidates, although no assurance can be given that we will be able to enter into one or more collaboration agreements for our product candidate on acceptable terms, if at all. We believe that both military and civilian health authorities of the U.S. and other countries will increase their stockpiling of therapeutics and vaccines to treat and prevent diseases and conditions that could ensue following a bioterrorism attack.

On December 20, 2012, we re-acquired the North American and European commercial rights to oral BDP through an amendment of our collaboration and supply agreement with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”). The amendment requires us to make certain approval and commercialization milestone payments to Sigma-Tau which could reach up to $6 million. In addition, the Company has agreed to pay Sigma-Tau: (a) a royalty amount equal to 3% of all net sales of oral BDP made directly by the Company, and any third-party partner and/or their respective affiliates in the U.S., Canada, Mexico and in each country in the European Territory for the later to occur of: (i) a period of ten years from the first commercial sale of oral BDP in each country, or (ii) the expiration of the Company’s patents and patent applications relating to oral BDP in such country (the “Payment Period”); and (b) 15% of all up-front payments, milestone payments and any other consideration (exclusive of equity payments) received by the Company and/or a potential partner from the Company’s and/or potential partner’s licensees, distributors and agents for oral BDP in each relevant country in the territory, which amount will be paid on a product-by-product and a country-by-country basis for the Payment Period.

Competition

Our competitors are pharmaceutical and biotechnology companies, most of whom have considerably greater financial, technical, and marketing resources than we do. Universities and other research institutions, including the U.S. Army Medical Research Institute of Infectious Diseases, also compete in the development of treatment technologies, and we face competition from other companies to acquire rights to those technologies.

SGX301 Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Two are targeted therapies (Targretin®-caps and Ontak®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photo and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include psoralen combined with ultraviolet A (UVA) light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL – one in phase 2 (vorinostat) and others in phase 1. Vorinistat has been approved by the FDA to treat CTCL patients who have conditions that are unresponsive to other therapies. It currently is being studied in a phase 2 trial for the treatment of all stages of CTCL, with an estimated completion date for the phase 2 trial in September 2016.

SGX94/942 Competition

Because SGX94 uses a novel mechanism of action in combating bacterial infections, there are no direct competitors at this time. Bacterial infections are routinely treated with antibiotics and SGX94 treatment is anticipated to be utilized primarily where antibiotics are insufficient (e.g., due to antibiotic resistance) or contra-indicated (e.g., in situations where the development of antibiotic resistance is a significant concern). Many groups are working on the antibiotic resistance problem and research into the innate immune system is intensifying, making emerging competition likely (from companies such as Celtaxsys Inc., Innaxon Therapeutics and Innate Pharma SA).

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – one in Phase 3 (under development by Daewoong Pharmaceutical Co., Ltd), three in Phase 2 (under development by Cellceutix Corporation, BioAlliance Pharma S.A. and Alder Biopharmaceuticals Inc.) and one in Phase 1 (under development by ActoGenix N.V.). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard, GelClair, Episil and Caphosol. These devices attempt to create a protective barrier around the oral ulceration.

Oral BDP Competition

There are a number of approved treatments for Crohn’s disease and additional compounds are in late-stage development.

Remicade (infliximab) and Humira (adalimumab) are currently approved for the treatment of pediatric Crohn’s disease; however, both carry significant Black Box warnings in their labeling for increased risk of serious infection and malignancy, and therefore are approved for treatment of moderate to severe patients. There is one other marketed biologic, Tysabri (natalizumab), in a Phase 2 study for pediatric Crohn’s. Entocort (enteric-coated budesonide) also has completed Phase 3 trials in pediatric Crohn’s disease.

ThermoVaxTM Competition

Multiple groups and companies are working to address the unmet need of vaccine thermostability using a variety of technologies. In addition, other organizations, such as the Bill and Melinda Gates Foundation and PATH, have programs designed to advance technologies to address this need.

Several stabilization technologies currently being developed involve mixing vaccine antigen +/- adjuvant with various proprietary excipients or co-factors that either serve to stabilize the vaccine or biological product in a liquid or dried (lyophilized) form. Examples of these approaches include the use of various plant-derived sugars and macromolecules being developed by companies such as Stabilitech Ltd. Variation Biotechnologies, Inc. (“VBI”) is developing a lipid system (resembling liposomes) to stabilize viral antigens, including virus-like particles (VLPs), and for potential application to a conventional influenza vaccine among others.

Other approaches involve process variations to freeze-dry live virus vaccines. For example, PaxVax, Inc. is seeking to employ a spray drying technology in concert with enteric coating to achieve formulations for room temperature stability of live virus vaccines using adenovirus vectors. VBI is seeking to utilize their proprietary stabilization technology for a number of vaccines (as a co-development service, similar to the business model being developed by Stabilitech Ltd.), whereas PaxVax is applying the technology to their own proprietary vaccine development programs. Stabilitech uses combinations of excipients, which include glassifying sugars similar to the ThermoVax™ technology, and variations in drying cycles during lyophilization, as does the ThermoVax™ technology.

Additionally, companies like Pharmathene, Inc., Panacea Biotec Ltd., and Compass Biotech Inc. are developing proprietary vaccines with the application of some form of stabilization technology.

Vaccines/BioDefense Competition

We face competition in the area of biodefense product development from various public and private companies, universities and governmental agencies, such as the U.S. Army, some of whom may have their own proprietary technologies which may directly compete with our technologies.

BioThrax® (Anthrax Vaccine Adsorbed or AVA) is an anthrax vaccine marketed by Emergent BioSolutions, Inc. was developed nearly 50 years ago from a culture filtrate derived from anthrax bacteria. Consequently, it contains a number of different proteins, some of which are believed to potentially contribute to the adverse events that have been reported in the literature (up to 7-8% serious adverse events) and which has prompted agencies like the Institute of Medicine to recommend adoption of newer and safer anthrax vaccines. BioThrax® is FDA approved for the prevention of anthrax infection, but requires five doses over a period of 18 months to achieve protective immunity.

There are a number of other companies in preclinical and clinical development of protective antigen-based vaccines and therapeutics including Emergent BioSolutions Inc., Pharmathene, Inc., Dynavax Technologies Corporation, Panacea Biotec Ltd., Paxvax Inc., Elusys Therapeutics, Inc., and Pfenex Inc.

Emergent is currently developing an anthrax immune globulin therapeutic based on plasma collected from military personnel who have been vaccinated with BioThrax®, GlaxoSmithKline plc has been approved for an  antibody to Bacillus anthracis, referred to as Abthrax™ (raxibacumab), as a post-exposure therapeutic for anthrax infection. Elusys Therapeutics is developing a monoclonal antibody to Bacillus anthracis, known as Anthim™, as a pre-exposure and post-exposure prophylaxis against anthrax infection, as well as an active treatment of the disease. Pharmathene and Medarex are collaborating to develop a human antibody to anthrax, known as Valortim™. Bavarian Nordic is developing a multivalent combination vaccine against both anthrax and smallpox.

The U.S. Army Medical Research Institute of Infectious Diseases, the DoD’s lead laboratory for medical research to counter biological threats is also developing a ricin vaccine candidate, RVEc™. RVEc™ has been shown to be fully protective in mice exposed to lethal doses of ricin toxin by the aerosol route. Further studies, in both rabbits and nonhuman primates, were conducted to evaluate RVEc™’s safety as well as its immunogenicity, with positive results observed.

In the area of radiation-protective antidotes such as OrbeShield™, various companies, such as Cleveland Biolabs, Inc., Aeolus Pharmaceuticals, Inc., Boulder Biotechnology, Inc., RxBio, Inc., Avaxia Biologics, Inc., Exponential Biotherapies Inc., Osiris Therapeutics, Inc., ImmuneRegen BioSciences, Inc., Neumedicines, Inc., Cellerant Therapeutics, Inc., Onconova Therapeutics, Inc., Araim Pharmaceuticals, Inc., EVA Pharmaceuticals, Terapio Corporation, Cangene Corporation, Humanetics Corporation and the University of Arkansas Medical Sciences Center are developing biopharmaceutical products that may directly compete with OrbeShield™, even though their approaches to such treatment are different.

RxBio, Avaxia Biologics and the University of Arkansas have programs specifically for GI ARS. RxBio’s Rx100 is a stem cell protectant designed as a single dose (oral or injection) which has shown promise in nonhuman primate studies. Avaxia is developing an orally delivered anti-TNF antibody as a treatment agent for exposure to radiation following a nuclear accident, attack or explosion. Pasireotide, a drug in development by Novartis for Cushing’s disease, is being developed at the University of Arkansas to protect the intestine by reducing pancreatic secretions that exacerbate intestinal inflammation.

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

We have issued U.S. patents 8,263,582 and 6,096,731 that cover the use of oral BDP for treating inflammatory disorders of the gastrointestinal tract and the prevention and treatment of GI GVHD, respectively. U.S. patent numbers 8,263,582 and 6,096,731 are expected to expire in March 2022 and June 2018, respectively. We also have European patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract, as well as European patent EP 2242477 claiming the use of orally ingested BDP for treatment of interstitial lung disease. European patents EP 1392321 and EP 2242477 are expected to expire in March 2022 and January 2029.

The subject of U.S. patent application number 12/633,631 filed December 8, 2009 and corresponding European patent application number 09836727.9 is the use of topically active BDP in radiation and chemotherapeutics injury. Additionally, we have numerous patent filings currently issued or pending in foreign jurisdictions covering this subject matter, including Australia, Canada, China, Hong Kong, Israel, India, Japan, South Korea and New Zealand.

ThermoVax™ is the subject of U.S. patent 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and also U.S. patent application number 13/474,661 filed May 17, 2012 titled “Thermostable Vaccine Compositions and Methods of Preparing Same.” The patent application and the corresponding foreign filings for both patents are pending and licensed to us by the University of Colorado (“UC”) and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable vaccines for biodefense as well as other potential vaccine indications.  U.S. patent 8,444,991 is expected to expire in December 2031.

RiVax™ is the subject of three issued U.S. patent numbers 6,566,500, 6,960,652, and 7,829,668, all titled “Compositions and methods for modifying toxic effects of proteinaceous compounds.” This patent family includes composition of matter claims for the modified ricin toxin A chain which is the immunogen contained in RiVax™, and issued in 2003, 2005 and 2010 respectively. The initial filing date of these patents is March 2000 and they are expected to expire in March 2020. The issued patents contain claims that describe alteration of sequences within the ricin A chain that affect vascular leak, one of the deadly toxicities caused by ricin toxin. Another U.S. patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin,” was filed in October of 2000 and is expected to expire in October 2020.

In 2013, we expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 and additional pending applications, both in the US and abroad. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of UBC.  U.S. patent 8,124,721 is expected to expire in April 2028.

We recently acquired a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. As part of the acquisition, we acquired a license agreement relating to the use of photo-activated hypericin, composition of matter patent for SGX301 (U.S. patent 8,629,302) and additional issued and pending applications, both in the US and abroad.  U.S. patent 8,629,302 is expected to expire in June 2032.

In addition to issued and pending patents, we also have “Orphan Drug” designations for SGX301 in the U.S. for CTCL, SGX203 in the U.S. for pediatric Crohn’s disease, and OrbeShield™ in the U.S. for GI ARS, as well as for RiVax™ in the U.S. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or E.U. ten year post-approval exclusivity provided by Orphan Drug legislation.

Oral BDP License Agreement

On November 24, 1998, the Company, known at the time as Enteron Pharmaceuticals, Inc. (“Enteron”) and George B. McDonald (“Dr. McDonald”) entered into an exclusive license agreement for the rights to intellectual property, including know-how, relating to oral BDP. The Company has an exclusive license to commercially exploit the covered products worldwide, subject to Dr. McDonald’s right to make and use the technology for research purposes and the U.S. Government’s right to use the technology for government purposes. Pursuant to the license agreement, as amended, the Company is required to (i) reimburse Dr. McDonald for certain out-of-pocket expenses incurred by Dr. McDonald in connection with the patent applications and issued patents, (ii) pay Dr. McDonald $400,000 upon approval by the FDA of the Company’s first NDA incorporating oral BDP; (iii) pay Dr. McDonald royalty payments equal to 3% of net sales of the covered products and (iv) pay Dr. McDonald $400,000 in cash upon an approval of oral BDP by the European Medicines Agency.

Additionally, in the event that the Company sublicenses its rights under the license agreement, the Company will be required to pay Dr. McDonald 10% of any sublicense fees and royalty payments paid by the sublicense to the Company.

The term of the license agreement expires upon the expiration of the licensed patent applications or patents. After seven years from the date of the agreement, Dr. McDonald has the right to terminate the license agreement in its entirety or to terminate exclusivity under the agreement if the Company or its sublicense has not commercialized or are not actively attempting to commercialize a covered product.

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

ThermoVaxTM License Agreement

On September 1, 2009, we executed a worldwide exclusive option to license patent applications with the UC for ThermoVax™ which is the subject of U.S. patent number 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition.” This patent and its corresponding foreign filings are licensed to Soligenix by the UC and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. U.S. Patent 8,444,991 is expected to expire in December 2031. The license agreement also covers thermostable vaccines for biodefense as well as other potential vaccine indications. In addition, Soligenix in conjunction with UC, filed domestic and foreign patent applications claiming priority back to a provisional application filed on May 17, 2011 titled: “Thermostable Vaccine Compositions and Methods of Preparing Same.”

RiVax™ License Agreement

In January 2003, we executed a worldwide exclusive option to license patent applications with UTSW for the nasal, pulmonary and oral uses of a non-toxic ricin vaccine. In June 2004, we entered into a license agreement with UTSW for the injectable rights to the ricin vaccine and, in October 2004, we negotiated the remaining oral rights to the ricin vaccine. Our license obligates us to pay $50,000 in annual license fees. Through this license, we have rights to the issued patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin.” This patent includes methods of use and composition claims for RiVax™.

VeloThrax™ License Option Agreement

On March 5, 2013, we optioned a license to the VeloThrax™ patent from the President and Fellows of Harvard College. VeloThrax™ is the subject of U.S. patent No. 7,037,503, issued on May 2, 2006 and titled, “Compounds and Methods for the Treatment and Prevention of Bacterial Infection”, along with any reissue, renewal, reexamination, substitution or extension thereof.

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

The Channel Agreement grants us an exclusive license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of products for the treatment of melioidosis through the use of exogenously produced human recombinant monoclonal antibodies.

In exchange for the license, we paid Intrexon a one-time technology access fee of $1.5 million in common stock. Additionally, the Channel Agreement requires us to make certain milestone payments to Intrexon which could reach up to $7 million and to pay Intrexon royalty payments based upon sales of products based upon Intrexon’s technology.

SGX301 License Agreement

In September 2014, we acquired a worldwide exclusive license agreement with New York University and Yeda Research and Development Company Ltd. for the rights to a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. Our license obligates us to pay $25,000 in annual license fees. In addition, we will pay the licensors: (a) a royalty amount equal to 3% of all net sales of SGX301 made directly by us and/or any affiliates; (b) a royalty amount equal to 2.5% of all net sales of SGX301 made by our sublicensees, subject to stated maximums and (b) 20% of all payments, not based on net sales, received by us from our sublicensees. The exclusive license includes rights to several issued US patents, including U.S. patent numbers 6,867,235 and 7,122,518, among other domestic and foreign patent applications. U.S. Patent numbers 6,867,235 and 7,122,518 are expected to expire in January 2020 and November 2023, respectively.

We acquired the license agreement for SGX301 and related intangible assets, properties and rights pursuant to asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”). As consideration for the assets acquired, we paid $250,000 in cash and issued 1,849,113 shares of common stock with a market value of $3,750,000. Provided all future success-orientated milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved, payable in common stock of the Company.

Research and Development Expenditure

We spent approximately $9.1 million and $5.1 million in the years ended December 31, 2014 and 2013, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2014, and 2013 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Employees

As of December 31, 2014, we had 17 full-time employees, 7 of whom are MDs/PhDs.

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

Item 1A. Risk factors

An investment in our securities involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information about these risks contained in this Annual Report, as well as the other information contained in this Annual Report generally, before deciding to buy our securities. Any of the risks we describe below could adversely affect our business, financial condition, operating results or prospects. The market prices for our securities could decline if one or more of these risks and uncertainties develop into actual events and you could lose all or part of your investment. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Risks Related to our Business

We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.

We have experienced significant losses since inception and, at December 31, 2014, had an accumulated deficit of approximately $139.0 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2014, we had approximately $5.5 million in cash available. Based on our projected budgetary needs, funding from existing contracts and grants over the next two years and sales to Lincoln Park Capital Fund, LLC (“Lincoln Park”) under our $10.6 million equity facility, we expect to be able to maintain the current level of our operations for at least the next twelve months.

We have sufficient funds through our existing biodefense grant facilities from the NIAID, a division of the NIH, and BARDA to finance our biodefense projects for the next six years. In September 2014, we entered into a contract with the NIH for the development of RiVaxTM to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate if options to extend the contract are exercised by the NIH. In September 2013, we entered into contracts with the NIH and BARDA for the development of OrbeShield™ that would provide up to $32.7 million of funding in the aggregate if options to extend the contracts are exercised by BARDA and the NIH. In September 2009, we received a NIAID grant for approximately $9.4 million for the development of our biodefense programs. In July 2012, we received an additional SBIR grant from NIAID for $600,000 and in February 2014, we were awarded a one-year NIAID SBIR grant award of approximately $300,000 to further evaluate SGX943 as a treatment for melioidosis. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 2014, we have expended approximately $60.9 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend at least $16.0 million over the next twelve months in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements of which approximately $10.1 million will be reimbursed through our existing government contracts and grants. Unless and until we are able to generate sales or licensing revenue from one of our product candidates, we will require additional funding to meet these commitments, sustain our research and development efforts, provide for future clinical trials, and continue our operations. There can be no assurance we can raise such funds. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by the issuance of debt, we may be subject to limitations on our operations. If we cannot raise such additional funds, we may have to delay or stop some or all of our drug development programs.

If we are unable to develop our product candidates, our ability to generate revenues and viability as a company will be significantly impaired.

In order to generate revenues and profits, our organization must, along with corporate partners and collaborators, positively research, develop and commercialize our technologies or product candidates. Our current product candidates are in various stages of early clinical and pre-clinical development and will require significant further funding, research, development, pre-clinical and/or clinical testing, regulatory approval and commercialization, and are subject to the risks of failure inherent in the development of products based on innovative or novel technologies. Specifically, each of the following is possible with respect to any of our product candidates:

●	we may not be able to maintain our current research and development schedules;
●	we may be unable to secure procurement contracts on beneficial economic terms or at all from the U.S. government or others for our biodefense products;
●	we may encounter problems in clinical trials; or
●	the technology or product may be found to be ineffective or unsafe, or may fail to obtain marketing approval.

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

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a late-stage biopharmaceutical company. Our operations to date have been primarily limited to developing our technology and undertaking clinical studies and clinical trials of our product candidates in our two active business segments, BioTherapeutics and Vaccines/BioDefense. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this Annual Report and also include:

●	our ability to obtain additional funding to develop our product candidates;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our product candidates through all phases of clinical development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	potential side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies, or cause an approved drug to be taken off the market;
●	our dependence on third-party contract manufacturing organizations (“CMOs”) to supply or manufacture our products;

●	our dependence on contract research organizations to conduct our clinical trials;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	our ability to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;
●	competition from existing products or new products that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to build our finance infrastructure and improve our accounting systems and controls;
●	potential product liability claims;
●	potential liabilities associated with hazardous materials; and
●	our ability to obtain and maintain adequate insurance policies.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

We have no approved products on the market and therefore do not expect to generate any revenues from product sales in the foreseeable future, if at all.

To date, we have no approved product on the market and have not generated any significant product revenues. We have funded our operations primarily from sales of our securities and from government grants. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential or successfully obtain government procurement or stockpiling agreements. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

Our business is subject to extensive governmental regulation, which can be costly, time consuming and subjects us to unanticipated delays.

Our business is subject to very stringent federal, foreign, state and local government laws and regulations, including the Federal Food, Drug and Cosmetic Act, the Environmental Protection Act, the Occupational Safety and Health Act, and state and local counterparts to these acts. These laws and regulations may be amended, additional laws and regulations may be enacted, and the policies of the FDA and other regulatory agencies may change.

The regulatory process applicable to our products requires pre-clinical and clinical testing of any product to establish its safety and efficacy. This testing can take many years is uncertain as to outcome, and requires the expenditure of substantial capital and other resources. We estimate that the clinical trials of our product candidates that we have planned will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Favorable results in early studies or trials, if any, may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing, Phase 1 and Phase 2 clinical trials does not ensure that later Phase 2 or Phase 3 clinical trials will be successful. In addition, we, the FDA or other regulatory authorities may suspend clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or the FDA or other regulatory authorities find deficiencies in our submissions or conduct of our trials. For example, our confirmatory Phase 3 clinical trial for orBec® (oral BDP) in the treatment of acute GI GVHD was stopped on September 15, 2011 at the recommendation of an independent Data Safety Monitoring Board (“DSMB”) as it was highly unlikely to achieve the predetermined end point of efficacy based on the interim results. Although no safety concerns were raised by the DSMB, preliminary findings indicated that there were no significant differences between the orBec® group and placebo group for the primary endpoint or for the pre-specified secondary endpoints. Given the outcome of the Phase 3 study, we terminated the development of orBec® for the treatment of acute GI GVHD. Although we hope to obtain FDA approval for oral BDP in similar indications, such treatment of pediatric Crohn's disease acute radiation enteritis, and GI ARS, there can be no assurances that the FDA will ever approve oral BDP for market launch in any of these indications.

We may not be able to obtain, or we may experience difficulties and delays in obtaining, necessary domestic and foreign governmental clearances and approvals to market a product. Also, even if regulatory approval of a product is granted, that approval may entail limitations on the indicated uses for which the product may be marketed.

Following any regulatory approval, a marketed product and its manufacturer are subject to continual regulatory review. Later discovery of problems with a product or manufacturer may result in restrictions on such product or manufacturer. These restrictions may include product recalls and suspension or withdrawal of the marketing approval for the product. Furthermore, the advertising, promotion and export, among other things, of a product are subject to extensive regulation by governmental authorities in the U.S. and other countries. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and/or criminal prosecution.

There may be unforeseen challenges in developing our biodefense products.

For development of biodefense vaccines and therapeutics, the FDA has instituted policies that are expected to result in accelerated approval. This includes approval for commercial use using the results of animal efficacy trials, rather than efficacy trials in humans, referred to as the Animal Rule. However, we will still have to establish that the vaccines we are developing are safe in humans at doses that are correlated with the beneficial effect in animals. Such clinical trials will also have to be completed in distinct populations that are subject to the countermeasures; for instance, the very young and the very old, and in pregnant women, if the countermeasure is to be licensed for civilian use. Other agencies will have an influence over the risk benefit scenarios for deploying the countermeasures and in establishing the number of doses utilized in the Strategic National Stockpile. We may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these correlates are difficult to establish and are often unclear. Invocation of the Animal Rule may raise issues of confidence in the model systems even if the models have been validated. For many of the biological threats, the animal models are not available and we may have to develop the animal models, a time-consuming research effort. There are few historical precedents, or recent precedents, for the development of new countermeasure for bioterrorism agents. Despite the Animal Rule, the FDA may require large clinical trials to establish safety and immunogenicity before licensure and it may require safety and immunogenicity trials in additional populations. Approval of biodefense products may be subject to post-marketing studies, and could be restricted in use in only certain populations. The government’s biodefense priorities can change, which could adversely affect the commercial opportunity for the products we are developing. Further, other countries have not, at this time, established criteria for review and approval of these types of products outside their normal review process, i.e., there is no Animal Rule equivalent, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.

Additionally, few facilities in the United States and internationally have the capability to test animals with anthrax or ricin, or otherwise assist us in qualifying the requisite animal models. We have to compete with other biodefense companies for access to this limited pool of highly specialized resources. We therefore may not be able to secure contracts to conduct the testing in a predictable timeframe or at all.

We are dependent on government funding, which is inherently uncertain, for the success of our biodefense operations.

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

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we are currently focusing on the regulatory approval of certain product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on existing and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in an area in which it would have been more advantageous to enter into a partnering arrangement.

Even if approved, our products will be subject to extensive post-approval regulation.

Once a product is approved, numerous post-approval requirements apply. Among other things, the holder of an approved New Drug Application (“NDA”) is subject to periodic and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw product approval.

Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.

Even if the FDA approves one or more of our product candidates, physicians and patients may not accept it or use it. Even if physicians and patients would like to use our products, our products may not gain market acceptance among healthcare payors such as managed care formularies, insurance companies or government programs such as Medicare or Medicaid. Acceptance and use of our products will depend upon a number of factors including: perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug or device product; cost-effectiveness of our product relative to competing products; availability of reimbursement for our product from government or other healthcare payers; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

The degree of market acceptance of any product that we develop will depend on a number of factors, including:

●	cost-effectiveness;
●	the safety and effectiveness of our products, including any significant potential side effects, as compared to alternative products or treatment methods;
●	the timing of market entry as compared to competitive products;
●	the rate of adoption of our products by doctors and nurses;
●	product labeling or product insert required by the FDA for each of our products;
●	reimbursement policies of government and third-party payors;
●	effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners, if any; and
●	unfavorable publicity concerning our products or any similar products.

Our product candidates, if successfully developed, will compete with a number of products manufactured and marketed by major pharmaceutical companies, biotechnology companies and manufacturers of generic drugs. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any of our product candidates. If our products do not achieve market acceptance, we will not be able to generate significant revenues or become profitable.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these products to find market acceptance would harm our business and could require us to seek additional financing.

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

Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Serious adverse events or undesirable side effects from any of our product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The results of future clinical trials may show that our product candidates cause serious adverse events or undesirable side effects, which could interrupt, delay or halt clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

If any of our product candidates cause serious adverse events or undesirable side effects:

●	regulatory authorities may impose a clinical hold which could result in substantial delays and adversely impact our ability to continue development of the product;
●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
●	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
●	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;
●	we may be required to limit the patients who can receive the product;
●	we may be subject to limitations on how we promote the product;
●	sales of the product may decrease significantly;
●	regulatory authorities may require us to take our approved product off the market;
●	we may be subject to litigation or product liability claims; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

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

Pursuant to our exclusive channel collaboration with Intrexon, we are responsible for future research and development expenses of product candidates developed under such collaboration. Although it is our intent to pursue government funding to support this development, we expect the level of our overall research and development expenses going forward will increase. Because our collaboration with Intrexon is new, we have yet to assume development responsibility and costs associated with such program. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives from Intrexon and the Company, future development costs associated with this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaboration due to lack of sufficient government funding or our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain funding, we may be forced to seek licensing partners or discontinue development.

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

We currently rely on license agreements from New York University, Yeda Research and Development Company Ltd., the University of Texas Southwestern Medical Center, the University of British Columbia, Harvard University, the University of Colorado, and George B. McDonald, MD for the rights to commercialize key product candidates, and we entered into an exclusive channel collaboration agreement with Intrexon pursuant to which we acquired a license to Intrexon’s advanced human antibody discovery, isolation, and production technologies. We may not be able to retain the rights granted under these agreements or negotiate additional agreements on reasonable terms, if at all.

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

We may use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.

Our research and development processes and/or those of our third party contractors may involve the controlled use of hazardous materials and chemicals. These hazardous chemicals are reagents and solvents typically found in a chemistry laboratory. Our operations also may produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. While we attempt to comply with all environmental laws and regulations, including those relating to the outsourcing of the disposal of all hazardous chemicals and waste products, we cannot eliminate the risk of contamination from or discharge of hazardous materials and any resultant injury. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations.

Compliance with environmental laws and regulations may be expensive. Current or future environmental regulations may impair our research, development or production efforts. We might have to pay civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. We are not insured against these environmental risks.

We may agree to indemnify our collaborators in some circumstances against damages and other liabilities arising out of development activities or products produced in connection with these collaborations.

In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

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

Additionally, if a competitor receives FDA approval before we do for a drug that is similar to one of our product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs such as our current product candidates can extend up to three and one-half years. See “Business—The Drug Approval Process.”

These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities would adversely affect our ability to commercialize products and achieve revenue and profits.

Competition and technological change may make our product candidates and technologies less attractive or obsolete.

We compete with established pharmaceutical and biotechnology companies that are pursuing other forms of treatment for the same indications we are pursuing and that have greater financial and other resources. Other companies may succeed in developing products earlier than us, obtaining FDA approval for products more rapidly, or developing products that are more effective than our product candidates. Research and development by others may render our technology or product candidates obsolete or noncompetitive, or result in treatments or cures superior to any therapy we develop. We face competition from companies that internally develop competing technology or acquire competing technology from universities and other research institutions. As these companies develop their technologies, they may develop competitive positions that may prevent, make futile, or limit our product commercialization efforts, which would result in a decrease in the revenue we would be able to derive from the sale of any products.

There can be no assurance that any of our product candidates will be accepted by the marketplace as readily as these or other competing treatments. Furthermore, if our competitors’ products are approved before ours, it could be more difficult for us to obtain approval from the FDA. Even if our products are successfully developed and approved for use by all governing regulatory bodies, there can be no assurance that physicians and patients will accept our product(s) as a treatment of choice.

Furthermore, the pharmaceutical research industry is diverse, complex, and rapidly changing. By its nature, the business risks associated therewith are numerous and significant. The effects of competition, intellectual property disputes, market acceptance, and FDA regulations preclude us from forecasting revenues or income with certainty or even confidence.

Our business could be harmed if we fail to retain our current personnel or if they are unable to effectively run our business.

We currently have 17 employees and we depend upon these employees (in particular Dr. Christopher Schaber, our President and Chief Executive Officer) to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We may be unable to effectively manage and operate our business, and our business may suffer, if we lose the services of our employees.

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

Risks Related to our Intellectual Property

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

Although we and our licensors have filed various patent applications covering the uses of our product candidates, patents may not be issued from the patent applications already filed or from applications that we might file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Any patents we own or license, now or in the future, may be challenged, invalidated or circumvented. To date, no consistent policy has been developed in the U.S. Patent and Trademark Office (“PTO”) regarding the breadth of claims allowed in biotechnology patents.

In addition, because patent applications in the U.S. are maintained in secrecy until patent applications publish or patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we and our licensors are the first creators of inventions covered by any licensed patent applications or patents or that we or they are the first to file. The PTO may commence interference proceedings involving patents or patent applications, in which the question of first inventorship is contested. Accordingly, the patents owned or licensed to us may not be valid or may not afford us protection against competitors with similar technology, and the patent applications licensed to us may not result in the issuance of patents.

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

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or additional interference proceedings declared by the PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, PTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe our patents, and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly.

Also, a third party may assert that our patents are invalid and/or unenforceable. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patents are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in litigation could result in inadequate protection for our product candidates and/or reduce the value of any license agreements we have with third parties.

Interference proceedings brought before the PTO may be necessary to determine priority of invention with respect to our patents or patent applications. During an interference proceeding, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference proceeding may result in substantial costs and distraction to our management.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or interference proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the price of our common stock could be adversely affected.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to: obtain licenses, which may not be available on commercially reasonable terms, if at all; abandon an infringing product candidate; redesign our products or processes to avoid infringement; stop using the subject matter claimed in the patents held by others; pay damages; and/or defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

Since January 1, 2014, the closing stock price of our common stock has fluctuated between a high of $2.49 per share to a low of $0.95 per share. As of March 9, 2015, the last quoted sale price of our common stock as reported on the OTCQB was $2.13 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock by the Company, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

Our common stock trades on the Over-the-Counter Bulletin Board.

Our common stock trades on the OTCQB securities market under the symbol “SNGX.” The OTCQB is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system that serves more than 3,000 companies, but provides significantly less liquidity than national market systems such as the NYSE MKT. On the OTCQB, securities are traded by a network of brokers or dealers who carry inventories of securities to facilitate the buy and sell orders of investors, rather than providing the order matchmaking service seen in specialist exchanges. OTCQB securities include national, regional, and foreign equity issues. Companies traded on the OTCQB must be current in their reports filed with the SEC and other regulatory authorities.

Since our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Our common stock is subject to the penny stock rules of the SEC, which generally are applicable to equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and ask quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, before a transaction in a penny stock that is not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. As a result of these requirements, our common stock could be priced at a lower price and our stockholders could find it more difficult to sell their shares.

Shareholders may suffer substantial dilution related to issued stock warrants and options.

As of December 31, 2014, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 7,269,500 shares of our common stock at a current weighted average exercise price of approximately $1.15; and
●	options to purchase approximately 2,488,279 shares of our common stock at a current weighted average exercise price of approximately $2.40.

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

Since our common stock is not listed on a national securities exchange, U.S. holders of warrants may not be able to exercise their warrants without compliance with applicable state securities laws and the value of your warrants may be significantly reduced.

Since our securities are not listed for trading on a national exchange, the exercise of the warrants by U.S. holders may not be exempt from state securities laws. As a result, depending on the state of residence of a holder of the warrants, a U.S. holder may not be able to exercise its warrants unless we comply with any state securities law requirements necessary to permit such exercise or an exemption applies. Although we plan to use our reasonable efforts to assure that U.S. holders will be able to exercise their warrants under applicable state securities laws if no exemption exists, there is no assurance that we will be able to do so. As a result, your ability to exercise your warrants may be limited. The value of the warrants may be significantly reduced if U.S. holders are not able to exercise their warrants under applicable state securities laws.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, our stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Upon dissolution of the Company, our stockholders may not recoup all or any portion of their investment.

In the event of a liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the proceeds and/or assets of the Company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the holders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of the Company. In this event, our stockholders could lose some or all of their investment.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On November 18, 2013, we entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $10.6 million of our common stock.  Concurrently with the execution of the purchase agreement, we issued 97,656 shares of our common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the purchase agreement. From November 18, 2013 through December 31, 2014, we sold 510,714 additional shares to Lincoln Park and issued 5,743 additional shares to Lincoln Park as additional commitment shares under the purchase agreement and received proceeds of approximately $1.1 million. The shares that may be sold pursuant to the purchase agreement in the future may be sold by us to Lincoln Park at our discretion from time to time over a 26-month period.  The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock.  Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $1.00 per share, subject to adjustment as set forth in the purchase agreement.  Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us.  Lincoln Park may ultimately purchase all, some or none of the additional shares of our common stock that may be sold pursuant to the purchase agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares.  Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock.  Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma Inc. may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma Inc. granted us an option to purchase certain assets, properties and rights (the “Hypercin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as SGX301, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 43,067 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, pursuant to which we purchased the Hypercin Assets. Pursuant to the purchase agreement, we paid $250,000 in cash and issued 1,849,113 shares of common stock in the aggregate to Hy Biopharma and its assignees, and may issue up to an aggregate of $10 million worth of our common stock (subject to a cap equal to 19.99% of our issued and outstanding common stock) in the aggregate upon attainment of specified milestones. Also on September 3, 2014, we entered into the Registration Rights Agreement with Hy Biopharma, pursuant to which we have filed a registration statement with the SEC.

The number of shares that we may issue under the purchase agreement will fluctuate based on the market price of our common stock.  Depending on market liquidity at the time, the issuance of such shares may cause the trading price of our common stock to fall.

We may ultimately issue all, some or none of the additional shares of our common stock that may be issued pursuant to the purchase agreement. We are required to register any shares issued pursuant to the purchase agreement, including the 1,849,113 shares already issued, for resale under the Securities Act. After any such shares are registered, the holders will be able to sell all, some or none of those shares.  Therefore, issuances by us under the purchase agreement could result in substantial dilution to the interests of other holders of our common stock.  Additionally, the issuance of a substantial number of shares of our common stock pursuant to the purchase agreement, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 5,200 square feet of office space at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540. This office space currently serves as our corporate headquarters. In December 2014, we entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months is approximately $12,300 per month, or approximately $20.85 per square foot. This rent increases to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months, and thereafter to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB under the symbol “SNGX.” The following table sets forth for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTCQB.

	Price Range
Period	High	Low
Year Ended December 31, 2013:
First Quarter	$2.13	$0.55
Second Quarter	$2.05	$0.86
Third Quarter	$2.48	$0.98
Fourth Quarter	$2.36	$1.65
Year Ended December 31, 2014:
First Quarter	$2.50	$1.75
Second Quarter	$2.29	$1.65
Third Quarter	$2.25	$1.67
Fourth Quarter	$2.09	$0.91
Year Ending December 31, 2015:
First Quarter (through March 17, 2015)	$2.30	$0.98

As of March 17, 2015, the last reported price of our common stock quoted on the OTCQB was $1.74 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Transfer Agent

Shares of our common stock are issued in registered form.  American Stock Transfer & Trust Company, LLC, 6201 15th Avenue, Brooklyn, NY 11219 (Telephone: (718) 921-8200; Facsimile: (718) 765-8719) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of March 17, 2015, there were 538 holders of record of our common stock. As of such date, 25,168,354 shares of our common stock were issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements – Industry Data and Market Information

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

Our Business Overview

We were incorporated in Delaware in 1987. We are a late-stage biopharmaceutical company developing product candidates intended to address unmet medical needs in the areas of inflammation, oncology and biodefense. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

Our BioTherapeutics business segment is developing a first-in-class photo-dynamic therapy (SGX301) utilizing safe, visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis in head and neck cancer.

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, VeloThrax™, our anthrax vaccine candidate, OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs is supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the recently awarded government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, we have entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

An outline of our business strategy follows:

●	Conduct a Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Conduct a Phase 3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the gastrointestinal (“GI”) tract such as prevention of acute radiation enteritis;
●	Develop RiVax™ and VeloThrax™ in combination with our ThermoVax™ technology to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies, an example of which is our collaboration with Intrexon.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized payments made to legal firms that are engaged in filing and protecting rights to intellectual property rights for our current product candidates in both the domestic and international markets. We believe that patent rights are one of our most valuable assets. Patents and patent applications are key components of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industry partners. These rights can also be sold or sub-licensed as part of our strategy to partner our product candidates at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve, maintain and perhaps extending the lives of the patents. We capitalize such costs and amortize intangibles over their expected useful life – generally a period of 11 to 16 years.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2014. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. We recognize all derivative financial instruments as assets or liabilities in the financial statements and measure them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with our June 2013 offering were accounted for as derivatives.

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

Revenue Recognition

Principally our revenues are generated from government contracts and grants. Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition and/or, ASC 605-25, Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant.

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the provisions in our outstanding warrants and determined that warrants issued in connection with our June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to our own stock and therefore are accounted for as equity instruments for 2014 and 2013.

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

From time to time, we issue restricted shares of our common stock to vendors and consultants as compensation for services performed. Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Typically these instruments vest upon issuance and therefore the entire stock compensation expense is recognized upon issuance to the vendors and/or consultants.

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

Results of Operations

Year Ended December 31, 2014 Compared to 2013

For the year ended December 31, 2014, we had a net loss of $6,706,972 as compared to a net loss of $10,058,996 for the prior year, representing a decreased loss of $3,352,024 or 33%. Included in the net loss for December 31, 2014 is a non-cash gain of $3,436,195 versus a non-cash expense of $3,654,770 for December 31, 2013 which represents the change in the fair value of the warrant liability related to warrants issued in connection with our registered public offering in June 2013. During the third quarter of 2014, we completed the acquisition of Hypericin, SGX 301, for which we issued common stock with a value of $3,750,000 and paid cash of $250,000 which was recognized as acquired in-process research and development expense. Additionally, we continued our progress on the Phase 2 clinical trial with SGX942 for patients suffering from oral mucositis associated with their chemoradiation therapy, (“CRT”) for head and neck cancer.

For the year ended December 31, 2014 and 2013, revenues and associated costs relate to government contracts and grants awarded in support of the development of ThermoVax™, RiVax™ GI-ARS, orBec® and OrbeShield™ in GI ARS. For the year ended December 31, 2014, we had revenues of $7,043,016 as compared to $3,224,152 for the prior year, representing an increase of $3,818,864 or 118%. The increase in revenues was a result of research and development activities performed under our government contracts associated with OrbeShield™ and the initiation of a research and development government contract in the fourth quarter for RiVax™.

We incurred costs related to contract and grant revenues in the year ended December 31, 2014 and 2013 of $5,313,855 and $2,544,285, respectively, representing an increase of $2,769,570 or 109%. These costs primarily relate to payments made to subcontractors and allocated employee costs in connection with research performed pursuant to contracts and grants. The fluctuations are due to the development activity performed on the contracts and grants discussed above.

Our gross profit for the year ended December 31, 2014 was $1,729,161 as compared to $679,867 for the prior year, representing an increase of $1,049,294 or 154%. This increase is due primarily to the OrbeShield™ and RiVax™ contracts which provide a management fee and higher negotiated reimbursement for fixed overhead.

Research and development, including acquired in-process research and development costs, increased by $4,015,356 or 79%, to $9,086,535 for the year ended December 31, 2014 as compared to $5,071,179 for the prior year. This increase is primarily related to the acquisition of Hypericin, SGX 301, for which we issued common stock with a value of $3,750,000 and paid cash of $250,000 which was recognized as acquired in-process research and development expense. Additionally, we continued our progress on the Phase 2 clinical trial with SGX942 for patients suffering from oral mucositis associated with their CRT for head and neck cancer.

General and administrative expenses increased by $638,745 or 23%, to $3,403,975 for the year ended December 31, 2014, as compared to $2,765,230 for the prior year. This increase is primarily related to increased headcount and an increase in outside professional services.

Other income (expense) for the year ended December 31, 2014 was $3,437,505 as compared to $(3,652,810) for the prior year. The change is primarily related to non-cash income of $3,436,195 which represents the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering for the year ended December 31. 2014 as compared to a non-cash expense of $(3,654,770) for the year ended December 31, 2013.

During the year ended December 31, 2014, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers based in New Jersey, we sold New Jersey NOL carryforwards, resulting in the recognition of $616,872 of income tax benefit, net of transaction costs as compared to $750,356 for the year ended December 31, 2013. There can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the year ended December 31, 2014 and December 31, 2013: Vaccines/BioDefense and BioTherapeutics.

Revenues for the Vaccines/BioDefense business segment for the year ended December 31, 2014 were $6,756,388 as compared to $3,003,822 for the year ended December 31, 2013, representing an increase of $3,752,566 or 125%. The increase in revenues were a result of our OrbeShield™ contracts and initiating the RiVax™ contract during the fourth quarter of 2014. Revenues for the BioTherapeutics business segment for the year ended December 31, 2014 were $286,628 as compared to $220,330 for the year ended December 31, 2013, representing an increase of $66,298 or 30%. This increase is primarily related to work performed under our GI ARS and oral mucositis grants.

Income (loss) from operations for the Vaccines/BioDefense business segment for the year ended December 31, 2014 was $807,164 as compared to $(1,666,130) for the year ended December 31, 2013. Income from operations is primarily attributable to our gross margins related to our government contracts. Loss from operations for the BioTherapeutics business segment for the year ended December 31, 2014 was $7,674,381 as compared to $3,069,998 for the year ended December 31, 2013, representing an increase of $4,604,383. This increased loss is due primarily to the acquisition of Hypericin, SGX 301, for which we issued common stock with a value of $3,750,000 and paid cash of $250,000 which was recognized as acquired in-process research and development expense and our continued progress in the Phase 2 clinical trial with SGX942 for patients suffering from oral mucositis associated with their CRT for head and neck cancer.

Amortization and depreciation expense for the Vaccines/BioDefense business segment for the year ended December 31, 2014 was $39,625 as compared to $37,981 for the year ended December 31, 2013. Amortization and depreciation expense for the BioTherapeutics business segment for the year ended December 31, 2014 was $199,196 as compared to $190,033 for the year ended December 31, 2013.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2014, we had cash and cash equivalents of $5,525,094 as compared to $5,856,242 as of December 31, 2013, representing a decrease of $331,148 or 6%. As of December 31, 2014, we had working capital of $3,174,214, which excludes a non-cash warrant liability of $3,789,562 as compared to working capital of $5,855,046 as of December 31, 2013, representing an decrease of $2,680,832 or 46%. The decrease in working capital was primarily the result of expenditures related to support the Phase 2 clinical trial of SGX942 and a decrease in taxes receivable offset by the net proceeds of $1,937,894 received from our December 2014 registered public offering, proceeds from our Lincoln Park equity line of $470,475 and from the exercise of stock options of $28,078.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the Lincoln Park equity line and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $51.4 million in active contract and grant funding still available to support our associated research programs in 2015 and beyond. We plan to submit additional grant applications for further support of these programs with various funding agencies.
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
●	We will pursue NOL sales in the State of New Jersey, pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $616,872 in proceeds from the sale of NJ NOL in December 2014, we expect to participate in this program during 2015 and beyond as the program is available;
●	We have a $10.6 million equity facility, with Lincoln Park, through October 2016, of which approximately $9.5 million was available at December 31, 2014; and
●	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $16.0 million before any grant reimbursements, of which $5.9 million relates to the BioTherapeutics business and $10.1 million relates to the Vaccines/BioDefense business. We anticipate contract and grant reimbursements in the next 12 months of approximately $10.1 million to offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2014 and 2013:

	2014	2013
Research & Development Expenses
Oral BDP	$561,655	$1,467,077
RiVax™ & ThermoVax™ Vaccines	846,870	1,113,430
SGX94	2,820,807	659,809
SGX943/101	19,378	1,500,000
SGX301	4,369,585	-
Other	468,240	330,863
Total	$9,086,535	$5,071,179

Reimbursed under Government Contracts and Grants
OrbeShield™	4,100,663	672,194
RiVax™ & ThermoVax™ Vaccines	930,573	1,872,091
Other	$282,619	$-
Total	$5,313,855	$2,544,285
Grand Total	$14,400,390	$7,615,464

Contractual Obligations

We have commitments of approximately $375,000 at December 31, 2014 for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

In December 2014, we entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months is approximately $12,300 per month, or approximately $20.85 per square foot. This rent increases to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months, and thereafter to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value of $3,750,000. These amounts are charged to R&D expense as the assets will be used in the Company’s R&D activities and do not have alternative future use pursuant to Generally Accepted Accounting Principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company.

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

In February 2007, our Board of Directors authorized the issuance of 50,000 shares to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party. The amended agreement with Dr. Schaber includes its obligation to issue such shares if such event occurs.

Employees with employment contracts have severance agreements that will provide separation benefits from the Company if they are involuntarily separated from employment.

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2015	$75,000	$130,000	$205,000
2016	75,000	157,000	232,000
2017	75,000	152,000	227,000
2018	75,000	51,000	126,000
2019	75,000	-	75,000
Total	$375,000	$490,000	$865,000

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-21 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 1992.

Based on our assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 17, 2015:

Name	Age	Position
Christopher J. Schaber, PhD	48	Chairman of the Board, Chief Executive Officer and President
Keith L. Brownlie, CPA	62	Director
Marco M. Brughera, DVM	59	Director
Gregg A. Lapointe, CPA	56	Director
Robert J. Rubin, MD	69	Director
Jerome Zeldis, MD, PhD	64	Director
Oreola Donini, PhD	43	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	63	Chief Medical Officer and Senior Vice President
Joseph M. Warusz, CPA	58	Vice President of Finance, Acting Chief Financial Officer and Corporate Secretary

Christopher J. Schaber, PhD has over 25 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also serves on the board of directors of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

Keith L. Brownlie, CPA has been a director since June 2011. Mr. Brownlie currently serves on the Board of Directors of Rxi Pharmaceuticals Corporation, a publicly traded biotechnology company involved in the research and development of RNAi products for the diagnosis, prevention and treatment of human diseases, a position he has held since June 2012. From July 2013 until December 2014, Mr. Brownlie served on the Board of Directors of Cancer Genetics, Inc., a publicly traded, early stage diagnostics company. Mr. Brownlie served as a member of the Board of Directors of Epicept Corporation, a publicly traded, specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain, from April 2011 to August 2013 when Epicept Corporation merged with Immune Pharmaceuticals, Inc. From 1974 to 2010, Mr. Brownlie worked with the accounting firm of Ernst & Young LLP where he served as audit partner for numerous public companies and was the Life Sciences Industry Leader for the New York metro area. Mr. Brownlie received a BS in Accounting from Lehigh University and is a Certified Public Accountant in the state of New Jersey. Mr. Brownlie co-founded the New Jersey Entrepreneur of the Year Program and was Vice President and Trustee of the New Jersey Society of CPAs. In addition, he served as accounting advisor to the board of the Biotechnology Council of New Jersey. Mr. Brownlie was selected to serve as a member of our Board of Directors because of his vast experience as an audit partner for numerous public companies and as a director of publicly traded specialty pharmaceutical and biotechnology companies.

Marco Brughera, DVM joined the Board of Directors in October 2013. He is the Global Head of the Rare Disease Franchise for Sigma-Tau S.p.A., a position he has held since October 2012. From December 2011 through January 2014, Dr. Brughera served on the Board of Directors of Gentium S.p.A., a publicly traded biopharmaceutical company. From January 2011 through October 2012, Dr. Brughera held several other positions with the Sigma-Tau Group, including Corporate Research and Development Managing Director of Sigma-Tau S.p.A., President of Sigma-Tau Research Switzerland S.A. and board member of Sigma-Tau Pharmaceuticals, Inc. and of Sigma Tau Rare Diseases S.A. From 2004 to 2010, Dr. Brughera served as the Vice President of Preclinical Development at Nerviano Medical Sciences S.r.l. (“NMS Group”), a pharmaceutical oncology-focused integrated discovery and development company. He also served as the Managing Director at Accelera, S.r.l., an independent contract research organization affiliated with the NMS Group. From 1999 to 2004, Dr. Brughera held several senior level positions in the areas of discovery and development toxicology with Pharmacia Corporation and Pfizer, Inc. Prior to 1999, he held various positions at Pharmacia & Upjohn Company, Inc., and Farmitalia Carlo Erba S.p.A., an Italian pharmaceutical company. Dr. Brughera earned his degree in veterinary medicine from the University of Milan and is a European Registered Toxicologist. Pursuant to our February 11, 2009 stock purchase agreement with Sigma-Tau Pharmaceuticals, Inc., as long as Sigma-Tau beneficially owns at least 10% of our issued and outstanding shares of Common Stock, we are required to use our best efforts to secure the election of a Sigma-Tau designee to our Board of Directors.  In view of Dr. Brughera’s background in the areas of drug discovery and development and his experience as an executive officer and a director in the pharmaceutical industry, the Nominating Committee accepted Dr. Brughera as Sigma-Tau’s designee for election to the Board of Directors.

Gregg Lapointe, CPA, MBA has been a director since March 2009. Mr. Lapointe is currently CEO of Cerium Pharmaceuticals, Inc. and serves on the Board of Directors of SciClone Pharmaceuticals, Inc., Cambrooke Therapeutics, Inc., Raptor Pharmaceuticals, Inc., and the Board of Trustees of the Keck Graduate Institute of Applied Life Sciences. He has previously served on the Board of Directors of the Pharmaceuticals Research and Manufacturers of America (PhRMA) and Questcor Pharmaceuticals, Inc., and has been a member of the Corporate Council of NORD for several years. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc., a private biopharmaceutical company, from September 2001 through February 2012, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to February 2012. From May, 1996 to August 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

Robert J. Rubin, MD has been a director since October 2009. Dr. Rubin was a clinical professor of medicine at Georgetown University from 1995 until 2012 when he was appointed a Distinguished Professor of Medicine. From 1987 to 2001, he was president of the Lewin Group (purchased by Quintiles Transnational Corp. in 1996), an international health policy and management consulting firm. From 1994 to 1996, Dr. Rubin served as Medical Director of ValueRx, a pharmaceutical benefits company. From 1992 to 1996, Dr. Rubin served as President of Lewin-VHI, a health care consulting company. From 1987 to 1992, he served as President of Lewin-ICF, a health care consulting company. From 1984 to 1987, Dr. Rubin served as a principal of ICF, Inc., a health care consulting company. From 1981 to 1984, Dr. Rubin served as the Assistant Secretary for Planning and Evaluation at the Department of Health and Human Services and as an Assistant Surgeon General in the United States Public Health Service. Dr. Rubin has served on the Board of BioTelemetry, Inc. (formerly known as CardioNet, Inc.) since 2007. He is a board certified nephrologist and internist. Dr. Rubin received an undergraduate degree in Political Science from Williams College and his medical degree from Cornell University Medical College. Dr. Rubin was selected to serve as a member of our Board of Directors because of his vast experience in the health care industry, including his experience as a nephrologist, internist, clinical professor of medicine and Assistant Surgeon General, and his business experience in the pharmaceutical industry.

Jerome Zeldis, MD, PhD has been a director since June 2011. Dr. Zeldis is currently Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene Corporation, a publicly traded, fully integrated biopharmaceutical company, where he has been employed since 1997. From September 1994 to February 1997, Dr. Zeldis worked at Sandoz Research Institute and the Janssen Research Institute in both clinical research and medical development. He has been a board member of several biotechnology companies and is currently on the boards of the NJ Chapter of the Arthritis Foundation, the Castleman’s Disease Organization and PTC Therapeutics, Inc. and Alliqua, Inc. Additionally, he has served as Assistant Professor of Medicine at the Harvard Medical School (from July 1987 to September 1988), Associate Professor of Medicine at University of California, Davis from (September 1988 to September 1994), Clinical Associate Professor of Medicine at Cornell Medical School (January 1995 to December 2003) and Professor of Clinical Medicine at the Robert Wood Johnson Medical School (July 1998 to June 2010). Dr. Zeldis received a BA and an MS from Brown University, and an MD, and a PhD in Molecular Biophysics and Biochemistry from Yale University. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. Dr. Zeldis was selected to serve as a member of our Board of Directors because of his experience as an executive officer of a publicly traded biopharmaceutical company and in clinical research and medical development, and his experience in the health care industry, including his experience as an internist, gastroenterologist and professor of medicine.

Oreola Donini, PhD, has been with our company since August 15, 2013 and is currently our Chief Scientific Officer and Senior Vice President, a position she has held since December 5, 2014. Dr. Donini served as our Vice President of Preclinical Research and Development from August 15, 2013 until December 4, 2014. She has more than 15 years’ experience in drug discovery and preclinical development with start-up biotechnology companies. From 2012 to 2013, Dr. Donini worked with ESSA Pharma Inc. as Vice President Research and Development. From 2004 to 2012, Dr. Donini worked with Inimex Pharmaceuticals Inc., (“Inimex”), lastly as Senior Director of Preclinical R&D from 2007-2013. Prior to joining Inimex, she worked with Kinetek Pharmaceuticals Inc., developing therapies for infectious disease, cancer and cancer supportive care. Dr. Donini is a co-inventor and leader of the Company’s SGX94 innate defense regulator technology, developed by Inimex and subsequently acquired by the Company. She was responsible for overseeing the manufacturing and preclinical testing of SGX94, which demonstrated efficacy in combating bacterial infections and mitigating the effects of tissue damage due to trauma, infection, radiation and/or chemotherapy treatment. These preclinical studies resulted in a successful Phase 1 clinical study and clearance of Phase 2 protocols for oral mucositis in head and neck cancer and acute bacterial skin and skin structure infections. While with ESSA Pharma Inc. as the Vice President of Research and Development, Dr. Donini led the preclinical testing of a novel N-terminal domain inhibitor of the androgen receptor for the treatment of prostate cancer. While with Kinetek Pharmaceuticals Inc., her work related to the discovery of novel kinase and phosphatase inhibitors for the treatment of cancer. Dr. Donini received her PhD from Queen’s University in Kinston, Ontario, Canada and completed her post-doctoral work at the University of California, San Francisco. Her research has spanned drug discovery, preclinical development, manufacturing and clinical development in infectious disease, cancer and cancer supportive care.

Richard Straube, MD has been with our company since January 2014 and is currently our Senior Vice President and Chief Medical Officer. Dr. Straube is a board-certified pediatrician with 35 years’ experience in both academia and industry, including clinical research experience in host-response modulation. From 2009 until joining our company, he was Chief Medical Officer of Stealth Peptides Incorporated, a privately-held, clinical stage, biopharmaceutical company. Prior to joining the Company, Dr. Straube served from 1988 to 1993 in various capacities, including most recently as Senior Director, Infectious Diseases and Immunology, Clinical Research, for Centocor, Inc., a privately-held biopharmaceutical company focused on developing monoclonal antibody-based diagnostics.  While at Centocor, Inc., Dr. Straube was responsible for the initial anti-cytokine and anti-endotoxin programs targeted at ameliorating inappropriate host responses to infectious and immunologic challenges. Programs that he managed at Centocor, Inc. include assessments of immunomodulation using monoclonal removal of inciting molecular triggers, removal of internal immune-messengers, augmentation of normal host defenses, and maintenance of normal sub-cellular function in the face of injury.  From 1993 to 1995, Dr. Straube was Director of Medical Affairs at T-cell Sciences, Inc., a privately-held biotechnology company.  From 1995 to 1997, he was Director of Clinical Investigations of the Pharmaceutical Products Division of Ohmeda Corp., a privately-held biopharmaceutical company.  He served from 1998 to 2007 as Executive Vice President of Research and Development and Chief Scientific Officer at INO Therapeutics LLC, a privately-held biotherapeutics company, where he was responsible for the clinical trials and subsequent approval of inhaled nitric oxide for the treatment of persistent pulmonary hypertension of the newborn.  From 2007 to 2009, Dr. Straube was the Chief Medical Officer at Critical Biologics Corporation, a privately-held biotechnology company.  Dr. Straube received his medical degree and residency training at the University of Chicago, completed a joint adult and pediatrician infectious diseases fellowship at the University of California, San Diego (“UCSD”), and as a Milbank Scholar completed training in clinical trial design at the London School of Hygiene and Tropical Medicine.  While on the faculty at the UCSD Medical Center, his research focused on interventional studies for serious viral infections.

Joseph M. Warusz, CPA has been with the company since June 2011 and is currently our Vice President of Finance and Acting Chief Financial Officer, a position he has held since February 2012. He has more than 30 years of financial management experience in public and private life science companies as well as large pharma. Prior to joining Soligenix on June 1, 2011 as Vice President of Administration and Controller, he held senior financial positions with Amicus Therapeutics, Inc. from 2004 to 2005, Orchid Cellmark, Inc. from 2000 to 2004, and NexMed, Inc. from 1998 to 1999. From 2005 to 2011, Mr. Warusz performed consulting assignments at Ardea BioSciences, Inc., NovaDel Pharma, Inc. and Melior Discovery, all R&D-focused companies in the biotechnology and specialty pharmaceuticals arenas. Prior to 1998, Mr. Warusz also held management positions in financial analysis, accounting, reporting and auditing at Bristol-Myers Squibb and Peat Marwick Main & Company. He received his BS in accounting and MBA in finance at Drexel University and is a Certified Public Accountant.

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

Messrs. Brownlie and Lapointe, Dr. Rubin, and Dr. Zeldis are independent and the Board of Directors believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of meetings of the Board of Directors, the independent directors hold executive sessions. Following an executive session of independent directors, the independent directors’ report back to the full Board of Directors regarding any specific feedback or issues, provide the Chairman with input regarding agenda items for Board of Directors and Committee meetings, and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. The Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

Although the Company believes that the combination of the Chairman and Chief Executive Officer roles is appropriate under the current circumstances, our corporate governance guidelines do not establish this approach as a policy, and the Board of Directors may determine that it is more appropriate to separate the roles in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2014, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

Committees of the Board of Directors

Our Board of Directors has the following three committees: (1) Compensation, (2) Audit and (3) Nominating and Corporate Governance. Our Board of Directors has adopted a written charter for each of these committees, which are available on our website at www.soligenix.com under the “Investors” section.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Keith L. Brownlie, CPA
Marco M. Brughera, DVM
Gregg A. Lapointe, CPA
Robert J. Rubin, MD
Jerome Zeldis, MD, PhD

– Committee Chair

– Member

Compensation Committee

Our Board of Directors has a Compensation Committee, which is comprised of Dr. Rubin (Chair), Dr. Brughera and Dr. Zeldis. The Compensation Committee is responsible for reviewing and approving the executive compensation program, assessing executive performance, setting salary, making grants of annual incentive compensation and approving certain employment agreements. Our Board of Directors has determined that Dr. Rubin and Dr. Zeldis are “independent” directors within the meaning of applicable listing standards of The NASDAQ Stock Market LLC (“Nasdaq”) and the Exchange Act and the rules and regulations thereunder. Our Board of Directors reviewed Dr. Brughera’s relationship as the Global Head of the Rare Disease Franchise for Sigma-Tau SpA., an affiliate of Sigma-Tau Pharmaceuticals, Inc., which is owns approximately 13.72% of the issued and outstanding shares of our common stock. Our Board of Directors determined that Dr. Brughera’s position with Sigma-Tau SpA. would not impair his ability to exercise independent judgment.

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee (“Nominating Committee”), which is comprised of Dr. Zeldis (Chair), Mr. Brownlie and Mr. Lapointe. The Nominating Committee makes recommendations to the Board of Directors regarding the size and composition of our Board of Directors, establishes procedures for the nomination process, identifies and recommends candidates for election to our Board of Directors. Our Board of Directors has determined that Dr. Zeldis, Mr. Brownlie and Mr. Lapointe are “independent” directors, as such term is defined by the applicable Nasdaq listing standards.

Audit Committee

Our Board of Directors has an Audit Committee, which is comprised of Mr. Brownlie (Chair), Mr. Lapointe and Dr. Rubin.  The Audit Committee assists our Board of Directors in monitoring the financial reporting process, the internal control structure and the independent registered public accountants. Its primary duties are to serve as an independent and objective party to monitor the financial reporting process and internal control system, to review and appraise the audit effort of the independent registered public accountants and to provide an open avenue of communication among the independent registered public accountants, financial and senior management, and our Board of Directors.  Our Board of Directors has determined that Mr. Brownlie, Mr. Lapointe and Dr. Rubin are “independent” directors, within the meaning of applicable listing standards of Nasdaq and the Exchange Act and the rules and regulations thereunder.  Our Board of Directors has also determined that the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee and that Mr. Brownlie qualifies as an “audit committee financial expert” as that term is defined in the applicable regulations of the Exchange Act.

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

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has at any time during the past year been one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 11. Executive Compensation

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2014 to our Chief Executive Officer and each of the two other most highly compensated executive officers during 2014 (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher	CEO &	2014	$412,000	$115,000	$150,000	$29,580	$706,580
J. Schaber[1]	President	2013	$402,000	$239,000	$199,000	$33,896	$873,896

Joseph	VP & Acting	2014	$191,000	$41,000	$67,500	$21,197	$320,697
M. Warusz[2]	CFO	2013	$186,000	$90,000	$89,550	$32,641	$398,191

Richard C. Straube[3]	CMO & Senior VP	2014	$300,000	$62,000	$276,000	$21,328	$659,328

[1]	Dr. Schaber deferred the payment of his 2014 bonus of $115,000 until January 15, 2015. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

[2]	Mr. Warusz deferred the payment of his 2014 bonus of $41,000 until January 15, 2014. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

[3]	Dr. Straube joined the Company on January 1, 2014. He deferred the payment of his 2014 bonus of $62,000 until January 15, 2014. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

Employment and Severance Agreements

In August 2006, we entered into a three-year employment agreement with Christopher J. Schaber, PhD. Pursuant to this employment agreement we agreed to pay Dr. Schaber a base salary of $300,000 per year and a minimum annual bonus of $100,000. Dr. Schaber’s employment agreement was renewed in December 27, 2007 for an additional term of three years. We agreed to issue him options to purchase 125,000 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Schaber nine months of severance, as well as any accrued bonuses, accrued vacation, and we would provide health insurance and life insurance benefits for Dr. Schaber and his dependents. No unvested options shall vest beyond the termination date. Dr. Schaber’s monetary compensation (base salary of $300,000 and bonus of $100,000) remained unchanged from 2006 with the 2007 renewal. Upon a change in control of the Company due to merger or acquisition, all of Dr. Schaber’s options shall become fully vested, and be exercisable for a period of five years after such change in control (unless they would have expired sooner pursuant to their terms). In the event of his death during the term of the agreement, all of his unvested options shall immediately vest and remain exercisable for the remainder of their term and become the property of Dr. Schaber’s immediate family. Dr. Schaber’s employment agreement automatically renewed in December 2013 for an additional term of three years.

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 6, 2012, the Compensation Committee approved an increase in salary for Dr. Schaber to $402,000. On December 4, 2013, the Compensation Committee approved an increase in salary for Dr. Schaber to $412,000. On December 4, 2014, the Compensation Committee approved an increase in salary for Dr, Schaber to $424,360

In May 2011, we entered into a one-year employment agreement with Mr. Joseph M. Warusz, our Acting Chief Financial Officer, Vice President Finance and Chief Accounting Officer. Pursuant to the agreement, we have agreed to pay Mr. Warusz $175,000 per year and a targeted annual bonus of 20% of base salary. We also agreed to issue him options to purchase 40,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause”, as defined in Mr. Warusz’s employment agreement, we would pay Mr. Warusz three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 1, 2011, the Compensation Committee increased the salary of Mr. Warusz to $180,000. On December 6, 2012, the Compensation Committee approved an increase in salary for Mr. Warusz to $186,000 and the targeted annual bonus to 35%. On December 4, 2013, the Compensation Committee approved an increase in salary for Mr. Warusz to $191,000. On December 4, 2014, the Compensation Committee approved an increase in salary for Mr. Warusz to $196,730.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we have agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 100,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause”, as defined in Dr. Straube’s employment agreement, we would pay Dr. Straube three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 4, 2014, the Compensation Committee approved an increase in salary for Dr. Straube to $309,000.

In February 2007, our Board of Directors authorized the issuance of 50,000 shares to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from the Company and/or our stockholders to a third party. The amended agreement with Dr. Schaber includes our obligation to issue such shares to him if such event occurs.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2014. We have never issued Stock Appreciation Rights.

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	125,000	-	-	$5.40	8/28/2016
	45,000	-	-	$9.40	8/9/2017
	140,000	-	-	$1.20	12/17/2018
	110,000	-	-	$4.64	6/30/2020
	112,185	-	-	$0.64	11/30/2021
	97,500	32,500	32,500	$0.68	12/04/2022
	50,000	50,000	50,000	$2.01	12/04/2023
	25,000	75,000	75,000	$1.50	12/04/2024

Richard C. Straube	43,750	56,250	56,250	$2.01	1/06/2024
	12,500	37,500	37,500	$1.50	12/04/2024

Joseph M. Warusz	40,000	-	-	$4.10	5/30/2021
	25,310	-	-	$0.64	11/30/2021
	41,254	13,746	13,746	$0.68	12/04/2022
	22,502	22,498	22,498	$2.01	12/04/2023
	11,250	33,750	33,750	$1.50	12/04/2024

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2014.

Name	Fees Earned Paid in Cash[1]	Option Awards[2]	Total
Keith Brownlie	$57,500	$30,000	$87,500
Marco Brughera	$37,500	$30,000	$67,500
Gregg A. Lapointe	$47,500	$30,000	$77,500
Robert J. Rubin	$52,500	$30,000	$82,500
Jerry Zeldis	$50,000	$30,000	$80,000

[1]	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees will be paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.

[2]	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 15,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of the Company’s stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 17, 2015, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Randall J. Kirk (1)	6,867,816	24.82%
NRM VII Holdings I, LLC (1)	5,833,333	21.08%
Paolo Cavazza (2)	3,379,950	13.20%
Sigma-Tau Pharmaceuticals, Inc (2)	3,068,461	12.02%
Hy Biopharma, Inc. (3)	1,608,354	6.39%
Intrexon Corporation (1)	1,034,483	4.11%
Christopher J. Schaber (4)	813,173	3.14%
Keith Brownlie (5)	96,880	*
Marco Brughera (6)	25,272	*
Gregg A. Lapointe (7)	162,433	*
Robert J. Rubin (8)	96,880	*
Jerry Zeldis (9)	105,213	*
Joseph Warusz (10)	167,294	*
Richard Straube (11)	65,625	*
All directors and executive officers as a group (8 persons)	1,536,036	5.80%

(1)	On June 26, 2013, Randal J. Kirk, on his own behalf and on behalf of Third Security, LLC, NYM VII Holdings I, LLC and Intrexon Corporation, filed Amendment No. 1 to Schedule 13D with the Securities and Exchange Commission (the “SEC”), which amends the Schedule 13D filed May 9, 2013 with the SEC (as amended, “Schedule 13D”). The Schedule 13D states that Mr. Kirk is Senior Managing Director of, and controls, Third Security, LLC, which is the Manager of an affiliate that manages NRM VII Holdings I, LLC, and that Mr. Kirk serves as the Chairman and Chief Executive Officer of Intrexon Corporation. The Schedule 13D indicates that (a) Mr. Kirk, Third Security, LLC and NRM VII Holdings I, LLC have sole voting and dispositive power with respect to 3,333,333 shares of Common Stock and warrants to purchase 2,500,000 shares of Common Stock exercisable within 60 days of March 17, 2015 held by NRM VII Holdings I, LLC, and (b) Mr. Kirk and Intrexon Corporation have shared voting and dispositive power with respect to 1,034,483 shares of Common Stock held by Intrexon Corporation. The address of the principal business office of Mr. Kirk is 2875 South Ocean Boulevard, Suite 214, Palm Beach, Florida 33480. The address of the principal business office of NRM VII Holdings I, LLC is c/o Third Security, LLC, 1881 Grove Avenue, Redford, Virginia 24141. The address of the principal business office of Intrexon Corporation is 20358 Seneca Meadows Parkway, Germantown, Maryland 20876.

(2)	On May 16, 2013, Paolo Cavazza, on his own behalf and on behalf of Sigma-Tau Finanziaria S.p.A., Sigma-Tau International S.A., Sigma-Tau America S.A. and Sigma-Tau Pharmaceuticals, Inc., filed Amendment No. 4 to Schedule 13D with the SEC, which amends the Schedule 13D filed with the SEC on February 20, 2009 as amended by Amendment No. 1 filed with the SEC on October 2, 2009, Amendment No. 2 filed with the SEC on June 28, 2010 and Amendment No. 3 filed with the SEC on January 2, 2013 (the “Schedule 13D”). The Schedule 13D indicates that (a) Mr. Cavazza has sole voting and dispositive power with respect to (i) 59,539 shares held by Mr. Paolo Cavazza and (ii) 164,146 shares of common stock and warrants to purchase 87,804 shares held by SINAF SA, and (b) Mr. Cavazza, Sigma-Tau Finanziaria S.p.A., Sigma-Tau International S.A., Sigma-Tau America S.A. and Sigma-Tau Pharmaceuticals, Inc. have shared voting and dispositive power with respect to 2,711,392 shares of common stock and warrants to purchase 357,069 shares of common stock exercisable within 60 days of the date of March 17, 2015 held by Sigma-Tau Pharmaceuticals, Inc. Sigma-Tau Pharmaceuticals, Inc. is a direct wholly-owned subsidiary of Sigma-Tau America S.A., which is a direct wholly-owned subsidiary of Sigma-Tau International S.A., which is a direct wholly-owned subsidiary of Sigma-Tau Finanziaria S.p.A. Mr. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau Finanziaria S.p.A. SINAF SA is an indirect wholly owned subsidiary of Aptafin S.p.A., which is owned by Mr. Paolo Cavazza and members of his family. Mr. Paolo Cavazza’s address is Via Tesserte, 10, Lugano, Switzerland. The business address of Sigma-Tau Finanziaria S.p.A. is Via Sudafrica, 20, Rome, Italy 00144. The business address of Sigma-Tau International S.A. is 19-21 Boulevard du Prince Henri, L-1724 Luxembourg. The business address of Sigma-Tau America S.A. is 19-21 Boulevard du Prince Henri, L-1724 Luxembourg. The business address of Sigma-Tau Pharmaceuticals, Inc. is 9841 Washingtonian Boulevard, Suite 500, Gaithersburg, Maryland 20878.

(3)	On October 3, 2014, Hy BioPharma, Inc. filed a Schedule 13G with the SEC (the “Schedule 13G”). The Schedule 13G indicates that Hy Biopharma, Inc. has sole voting and dispositive power with respect to shares of common stock held by it. The address of the principal business office of Hy BioPharma, Inc. is 2500 York Road, #100, Jamison, Pennsylvania 18929.

(4)	Includes 75,761 shares of common stock owned by Dr. Schaber, options to purchase 725,310 shares of common stock exercisable within 60 days of March 17, 2015, and warrants to purchase 12,102 shares of common stock exercisable within 60 days of March 17, 2015. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(5)	Includes 35,714 shares of Common Stock, options to purchase 46,880 shares of common stock exercisable within 60 days of the March 17, 2015 and warrants to purchase 14,286 shares of Common Stock exercisable within 60 days of March 17, 2015. The address of Mr. Brownlie is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(6)	Includes options to purchase 15,000 shares of common stock owned by Dr. Brughera exercisable within 60 days of March 17, 2015. The address of Dr. Brughera is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(7)

Includes 48,781 shares of common stock, options to purchase 84,384 shares of common stock exercisable within 60 days of March 17, 2015, and warrants to purchase 29,268 shares of common stock exercisable within 60 days of March 17, 2015. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(8)

Includes 12,195 shares of common stock, options to purchase 80,634 shares of common stock exercisable within 60 days of March 17, 2015, and warrants to purchase 7,317 shares of common stock exercisable within 60 days of March 17, 2015. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(9)	Includes 48,809 shares of Common Stock, options to purchase 38,547 shares of common stock exercisable within 60 days of March 17, 2015 and warrants to purchase 17,857 shares of Common Stock exercisable within 60 days of March 17, 2015. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(10)	Includes 48,955 shares of Common Stock, options to purchase 149,380 shares of common stock owned by Mr. Warusz exercisable within 60 days of March 17, 2015. The address of Mr. Warusz is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

61

(11)

Includes  options to purchase 65,625 shares of common stock exercisable within 60 days of March 17, 2015. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

* Indicates less than 1%.

** Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 17, 2015 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 25,168,354 shares of common stock outstanding as of March 17, 2015.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. In September 2007, our stockholders approved an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 500,000 shares, bringing the total shares reserved for issuance under the plan to 1,000,000 shares. In September 2010, our stockholders approved a second amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 750,000 shares, bringing the total shares reserved for issuance under the plan to 1,750,000 shares. In September 2013, our stockholders approved a third amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 1,250,000 shares, bringing the total shares reserved for issuance under the plan to 3,000,000 shares. The following table provides information, as of December 31, 2014 with respect to options outstanding under our 1995 Amended and Restated Omnibus Incentive Plan and our 2005 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	2,488,279	$2.40	184,045
Equity compensation plans not approved by security holders	-	-	-
Total	2,488,279	$2.40	184,045

[1]	Includes our 1995 Amended and Restated Omnibus Incentive Plan and our 2005 Equity Incentive Plan. Our 1995 Plan expired in 2005 and thus no securities remain available for future issuance under that plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Other than the employment agreements and compensation paid to our directors, we did not engage in any transactions with related parties since January 1, 2014. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation.”

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2014 by EisnerAmper LLP.

	2014	2013
Audit fees	$173,503	$169,150
Tax fees	10,536	9,700
Other fees	11,993	-
Total	$196,032	$178,850

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during each of the two years. Other services include billing for an IT security assessment project that commenced during the year ended December 31, 2014.

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

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated May 10, 2006 by and among the Company, Corporate Technology Development, Inc., Enteron Pharmaceuticals, Inc. and CTD Acquisition, Inc. (incorporated by reference to Exhibit 2.1 included in our Registration Statement on Form SB-2 (File No. 333-133975) filed on May 10, 2006).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2012).

3.2	By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003).

4.1	Rights Agreement dated June 22, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on June 22, 2007).

4.2	Form of Right Certificate (incorporated by reference to Exhibit 4.2 included in our current report on Form 8-K filed on June 22, 2007).

4.3	Form of Warrant issued to each investor in the January 2009 private placement (incorporated by reference to Exhibit 4.18 included in our Registration Statement on Form S-1 (File No. 333-149239) filed on February 14, 2008).

4.4	Form of Warrant issued to each investor in the September 2009 private placement (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on September 29, 2009).

4.5	Warrant dated April 19, 2010, issued to Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 4.10 included in our Post-Effective Amendment to Registration Statement on Form S-1 filed on April 20, 2010).

4.6	Form of Common Stock Purchase Warrant issued to each investor in the June 2010 private placement (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on June 18, 2010).

4.7	Warrant dated December 20, 2012 and issued to Sigma-Tau to purchase 357,069 shares of the Company’s common stock (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on December 27, 2012).

4.8	Warrant dated December 20, 2012 and issued to SINAF S.A. to purchase 87,804 shares of the Company’s common stock (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on December 27, 2012).

4.9	Warrant dated December 20, 2012 and issued to McDonald to purchase 280,000 shares of the Company’s common stock (incorporated by reference to Exhibit 10.6 of our current report on Form 8-K filed on December 27, 2012).

4.10	Form of Common Stock Purchase Warrant issued to each investor in the June 2013 registered public offering (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on June 24, 2013).

4.11	Form of Warrant issued to Maxim Group LLC (incorporated by reference to Exhibit 10.4 included in our current report on Form 8-K filed on June 24, 2013).

4.12	Form of Warrant to Purchase Common Stock issued to each investor in the December 2014 registered public offering (incorporated by reference to Exhibit 4.12 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

4.13	Form of Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.13 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

10.1	Amended and Restated 1995 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended September 30, 2003). **

10.2	License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

10.3	License Agreement between the Company and Thomas Jefferson University (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.4	License Agreement between the Company and the University of Texas Medical Branch (incorporated by reference to Exhibit 10.10 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.5	Consulting Agreement between the Company and Lance Simpson of Thomas Jefferson University. (incorporated by reference to Exhibit 10.43 included in our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2002).

10.6	2005 Equity Incentive Plan, as amended on September 25, 2013 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 30, 2013). **

10.7	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).

10.8	Letter of Intent dated January 3, 2007 by and between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 4, 2007).

10.9	Letter from Sigma-Tau Pharmaceuticals, Inc. dated February 21, 2007 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on February 23, 2007).

10.10	Letter dated May 3, 2007 between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on May 4, 2007).

10.11	Employment Agreement dated December 27, 2007, between Christopher J. Schaber, PhD and the Company (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). **

10.12	Employment Agreement dated December 27, 2007, between Evan Myrianthopoulos and the Company (incorporated by reference to Exhibit 10.31 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). **

10.13	Common Stock Purchase Agreement dated February 14, 2008, between the Company and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.35 included in our Registration Statement on Form S-1 filed on February 14, 2008).

10.14	Registration Rights Agreement dated February 14, 2008, between the Company and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.35 included in our Registration Statement on Form S-1 (File No. 333-149239) filed on February 14, 2008).

10.15	Letter dated December 1, 2008, between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on December 1, 2008).

10.16	Exclusive License Agreement dated November 24, 1998, between Enteron Pharmaceuticals, Inc. and George B. McDonald, MD and amendments (incorporated by reference to Exhibit 10.42 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009).

10.17	Collaboration and Supply Agreement dated February 11, 2009, between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.43 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009). †

10.18	First Amendment to Common Stock Purchase Agreement dated April 19, 2010 between the Company and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.34 included in our Post-Effective Amendment to Registration Statement on Form S-1 (File No. 333-149239) filed on April 20, 2010).

10.19	Amendment to Employment Agreement dated as of January 4, 2011, between the Company and Evan Myrianthopoulos (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 6, 2011). **

10.20	Employment Agreement dated as of January 31, 2011 between Kevin Horgan, M.D., and the Company (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on February 2, 2011). **

10.21	Employment Agreement dated as of May 31, 2011, between Joseph M. Warusz and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 31, 2011).**

10.22	First Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).**

10.23	Second Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Evan Myrianthopoulos (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 14, 2011).**

10.24	Amendment to the Collaboration and Supply Agreement dated July 26, 2011, between Sigma-Tau Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 28, 2011).

10.25	Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and the Company (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

10.26	Separation Agreement dated February 15, 2012, between Evan Myrianthopoulos and the Company (incorporated by reference to Exhibit 10.28 included in our Registration Statement on Form S-1 (File No. 333-184762) filed on November 5, 2012). **

10.27	First Amendment to Separation Agreement dated July 2, 2012, between Evan Myrianthopoulos and the Company (incorporated by reference to Exhibit 10.29 included in our Registration Statement on Form S-1 (File No. 333-184762) filed on November 5, 2012). **

10.28	Amendment No. 2 to the Collaboration and Supply Agreement between the Company, Enteron and Sigma-Tau dated as of December 20, 2012 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 27, 2012). †

10.29	Amendment to Exclusive License Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on December 27, 2012).

10.30	Amendment to Consulting Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on December 27, 2012).

10.31	Exclusive Channel Collaboration Agreement dated as of April 27, 2013 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 1, 2013). †

10.32	Stock Issuance Agreement dated as of April 27, 2013 between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on May 1, 2013). †

10.33	Form of Securities Purchase Agreement among the Company and investors in the June 2013 registered public offering (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on June 24, 2013).

10.34	Contract HHSO100201300023C dated September 18, 2013 between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.35	Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.36	Purchase Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on November 21, 2013).

10.37	Registration Rights Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on November 21, 2013)

10.38	Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014). **

10.39	Asset Purchase Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-k filed on September 5, 2014). †

10.40	Registration Rights Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-k filed on September 5, 2014).

10.41	Contract HHSN272201400039C dated September 17, 2014 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-k filed on September 23, 2014). †

10.42	Lease Agreement dated November 21, 2014, between the Company and CPP II, LLC.

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* ** †	Filed herewith. Indicates management contract or compensatory plan. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 25, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive	March 25, 2015
Christopher J. Schaber, PhD	Officer and President (principal executive officer)

/s/ Keith L. Brownlie	Director	March 25, 2015
Keith L. Brownlie, CPA

/s/ Marco Brughera	Director	March 25, 2015
Marco Brughera, DVM

/s/ Gregg A. Lapointe	Director	March 25, 2015
Gregg A. Lapointe, CPA

/s/ Robert J. Rubin	Director	March 25, 2015
Robert J. Rubin, MD

/s/ Jerome Zeldis	Director	March 25, 2015
Jerome Zeldis, MD, PhD

/s/ Joseph M. Warusz	Vice President of Finance, Acting Chief	March 25, 2015
Joseph M. Warusz, CPA	Financial Officer and Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,525,094	$5,856,242
Contracts and grants receivable	794,767	867,086
Taxes receivable	-	750,356
Prepaid expenses	172,928	135,391
Total current assets	6,492,789	7,609,075
Office furniture and equipment, net	51,510	23,868
Intangible assets, net	409,949	632,512
Total assets	$6,954,248	$8,265,455

Liabilities and shareholders’ deficiency
Current liabilities:
Accounts payable	$3,003,545	$1,520,290
Warrant liability	3,789,562	8,281,247
Accrued compensation	315,030	233,739
Total current liabilities	7,108,137	10,035,276
Commitments and contingencies
Shareholders’ deficiency:
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized in 2014 and 2013, respectively; 23,936,568 shares and 19,626,439 shares issued and outstanding in 2014 and 2013, respectively	23,937	19,626
Additional paid-in capital	138,868,523	130,549,930
Accumulated deficit	(139,046,349)	(132,339,377)
Total shareholders’ deficiency	(153,889)	(1,769,821)
Total liabilities and shareholders’ deficiency	$6,954,248	$8,265,455

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31,

	2014	2013
Revenues:
Grant revenue	$1,497,548	$2,658,836
Contract revenue	5,545,468	565,316
Total revenues	7,043,016	3,224,152
Cost of revenues	(5,313,855)	(2,544,285)
Gross profit	1,729,161	679,867
Operating expenses:
Research and development	5,086,535	5,071,179
Acquired in-process research and development	4,000,000	-
General and administrative	3,403,975	2,765,230
Total operating expenses	12,490,510	7,836,409
Loss from operations	(10,761,349)	(7,156,542)
Other income (expense):
Change in fair value of warrant liability	3,436,195	(3,654,770)
Interest income	1,310	1,960
Total other income (expense)	3,437,505	(3,652,810)
Net loss before income taxes	(7,323,844)	(10,809,352)
Income tax benefit	616,872	750,356
Net loss	$(6,706,972)	$(10,058,996)
Basic net loss per share	$(0.32)	$(0.65)
Diluted net loss per share	$(0.43)	$(0.65)
Basic weighted average common shares outstanding	20,638,421	15,463,256
Diluted weighted average common shares outstanding	23,584,944	15,463,256

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Deficiency

For the Years Ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid–In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2012	11,168,905	$11,169	$125,820,318	$(122,280,381)	$3,551,106
Common stock issued in Unit offering, net of offering costs of $902,158	6,773,995	6,774	6,203,763	-	6,210,537
Warrants issued in Unit offering	-	-	(4,827,788)	-	(4,827,788)
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	201,311	-	201,311
Issuance of common stock to collaboration partner	1,034,483	1,034	1,498,966	-	1,500,000
Issuance of common stock pursuant to Lincoln Park equity line, net of costs of $71,949	383,370	383	527,668	-	528,051
Issuance of shares from exercise of stock options and warrants	210,582	211	235,764	-	235,975
Issuance of common stock to vendor	55,104	55	82,093	-	82,148
Fair value of common stock warrants to vendors	-	-	4,775	-	4,775
Stock-based compensation expense	-	-	803,060	-	803,060
Net loss	-	-	-	(10,058,996)	(10,058,996)
Balance, December 31, 2013	19,626,439	$19,626	$130,549,930	$(132,339,377)	$(1,769,821)
Issuance of common stock pursuant to Lincoln Park Equity line	230,743	231	470,244	-	470,475
Issuance of common stock to vendors	121,000	121	255,919	-	256,040
Issuance of shares from exercise of stock options	36,672	37	28,041	-	28,078
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	1,055,490	-	1,055,490
Fair value of common stock warrants issued to vendors	-	-	4,775	-	4,775
Issuance of common stock to collaboration partner	43,067	43	99,959	-	100,002
Shares issued in connection with acquisition of in-process research and development	1,849,113	1,849	3,748,151	-	3,750,000
Issuance of common stock from cashless exercise of warrants	143,004	143	(143)	-	-
Stock-based compensation expense	-	-	720,150	-	720,150
Common stock issued in unit offering, net of offering costs of $344,808	1,886,530	1,887	1,936,007	-	1,937,894
Net loss	-	-	-	(6,706,972)	(6,706,972)
Balance, December 31, 2014	23,936,568	23,937	$138,868,523	$(139,046,349)	$(153,889)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2014	2013
Operating activities:
Net loss	$(6,706,972)	$(10,058,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	245,787	230,071
Charge for common stock issued for collaboration agreement	100,002	1,500,000
Common stock issued in exchange for services	256,040	82,148
Issuance of common stock for acquisition of in-process research and development	4,000,000	-
Warrants issued to vendor	4,775	4,775
Stock-based compensation	720,150	803,060
Change in fair value of warrant liability	(3,436,195)	3,654,770
Change in operating assets and liabilities:
Grants and contracts receivable	72,319	(527,778)
Taxes receivable	750,356	(750,356)
Prepaid expenses	(37,537)	5,302
Accounts payable	1,483,255	395,787
Accrued compensation	81,291	204,244
Total adjustments and change in operating assets and liabilities	4,240,243	5,602,023
Net cash used in operating activities	(2,466,729)	(4,456,973)

Investing activities:
Payments for acquisition of in-process research and development	(250,000)	-
Purchases of office equipment	(50,866)	(17,728)
Net cash used in investing activities	(300,866)	(17,728)

Financing activities:
Net proceeds from sale of units containing common stock and warrants	1,937,894	6,210,537
Net proceeds from issuance of common stock pursuant to the equity line	470,475	528,051
Proceeds from exercise of options and warrants	28,078	235,975
Net cash provided by financing activities	2,436,447	6,974,563

Net increase (decrease) in cash and cash equivalents	(331,148)	2,499,862
Cash and cash equivalents at beginning of period	5,856,242	3,356,380
Cash and cash equivalents at end of period	$5,525,094	$5,856,242
Supplemental disclosure of non cash investing and financing activities:
Fair Value of warrants issued in Unit Offering	$-	$4,827,788
Reclassification of warrant liability to additional paid in capital upon partial exercise of warrants issued in unit offering	$1,055,490	$201,311

Supplemental information:

Cash paid for state income taxes	$6,994	$3,080

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a late-stage biopharmaceutical company developing product candidates intended to address unmet medical needs in the areas of inflammation, oncology, and biodefense. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense.

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

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine candidate, VeloThrax™, an anthrax vaccine candidate, OrbeShield™, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a melioidosis therapeutic candidate. The development of the vaccine programs is supported by the heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the recently awarded government contracts from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. The Company plans to use the funds received under the government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, the Company entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which it intends to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

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

Liquidity

As of December 31, 2014, the Company had cash and cash equivalents of $5,525,094 as compared to $5,856,242 as of December 31, 2013, representing a decrease of $331,148 or 6%. The decrease in cash was primarily due to net cash used in operations of $2,466,729 partially offset by cash provided by financing activities of $2,436,447. As of December 31, 2014, the Company had working capital of $3,174,214, which excludes a non-cash warrant liability of $3,789,562, as compared to working capital of $5,855,046 as of December 31, 2013, representing a decrease of $2,680,832 or 46%. The decrease in working capital was primarily the result of expenditures related to support the Phase 2 clinical trial of SGX942 and a decrease in taxes receivable offset by the net proceeds of $1,937,894 received from our registered public offering, proceeds from our Lincoln Park equity line of $470,475 and proceeds from the exercise of stock options of $28,078.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from its government contract and grant programs, proceeds expected from the Lincoln Park Capital Fund, LLC (“Lincoln Park”) equity line and proceeds from the state of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Management’s business strategy can be outlined as follows:

●	Conduct a Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Conduct a Phase 3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis, prevention of acute radiation syndrome, and treatment of chronic GI GVHD;
●	Develop RiVax™ and VeloThrax™ in combination with its proprietary vaccine heat stabilization technology known as ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of its BioTherapeutics and Vaccine/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies an example of which is the collaboration with Intrexon.

The Company’s plans with respect to its liquidity management include, but are not limited to the following:

●	The Company has up to $51.4 million in active government contract and grant funding still available to support its associated research programs through 2015 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will pursue Net Operating Loss (“NOLs”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt, in December 2014, of $616,872 in proceeds pursuant to NOLs sales , the Company expects to participate in the program during 2015 and beyond;
●	The Company has a $10.6 million equity facility, with Lincoln Park, through October 2016, of which approximately $9.5 million was available at December 31, 2014; and
●	The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Contracts and Grants Receivable

Contracts and grants receivable consist of unbilled amounts due from various grants from the National Institutes of Health (“NIH”) and contracts from BARDA and NIAID, an institute of NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for its current products in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from Soligenix’s academic and industry partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents and perhaps extending the lives of the patents. The Company capitalizes such costs and amortizes intangibles on a straight-line basis over their expected useful life – generally a period of 11 to 16 years.

The Company did not capitalize any patent related costs during the years ended December 31, 2014 or 2013.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2014 or 2013.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2014. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the June 2013 offering were accounted for as derivatives. See Note 4, Warrant Liabilities.

Revenue Recognition

The Company’s revenues are primarily generated from government contracts and grants. Revenue is recognized in accordance with FASB ASC 605, Revenue Recognition and/or ASC 605-25, Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fees. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs reimbursable internal expenses that are related to the government contracts and grants.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed. Typically these instruments vest upon issuance and therefore the entire stock compensation expense is recognized upon issuance to the vendors and/or consultants

Stock compensation expense for options, warrants and shares of common stock granted to non-employees has been determined in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest.

The fair value of options issued during the years ended December 31, 2014 and 2013 in accordance with FASB ASC 718, Stock Compensation, was estimated to be $1.48 and $1.65 per share, respectively, using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatilities ranging from 128% - 165% and 136% - 167% for 2014 and 2013, respectively;
●	forfeitures at a rate of 12%; and
●	risk-free interest rates ranging from 1.05% to 1.43% and 0.96% to 1.17% for 2014 and 2013, respectively.

The weighted average fair value of each option grant made during 2014 and 2013 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2014 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2014 and 2013. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2014 and 2013. Tax years beginning in 2011 for federal purposes are generally subject to examination by the taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
Numerator:
Net loss for basic earnings per share	$(6,706,972)	$(10,058,996)
Less change in fair value of warrant liability	3,436,195	-
Net loss for diluted earnings per share	$(10,143,167)	$(10,058,996)
Denominator:
Weighted-average basic common shares outstanding	20,638,421	15,463,256
Assumed conversion of dilutive securities:
Common stock purchase warrants	2,946,523	-
Denominator for diluted earnings per share – adjusted weighted-average shares	23,584,944	15,463,256
Basic net loss per share	$(0.32)	$(0.65)
Diluted net loss per share	$(0.43)	$(0.65)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation:

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
Common stock purchase warrants	2,546,143	8,156,526
Stock options	2,488,279	2,051,511
Total	5,034,422	10,208,037

Shares issuable upon the exercise of options and warrants outstanding at December 31, 2014 and 2013 were 2,488,279 and 2,051,511 shares issuable upon the exercise of options, and 7,269,500 and 8,156,526 shares issuable upon the exercise of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2014 were $2.40 and $1.15 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2014
Licenses	4.7	$462,234	$306,495	$155,739
Patents	1.9	1,893,185	1,638,975	254,210
Total	2.6	$2,355,419	$1,945,470	$409,949
December 31, 2013
Licenses	5.7	$462,234	$279,258	$182,976
Patents	2.6	1,893,185	1,443,649	449,536
Total	3.4	$2,355,419	$1,722,907	$632,512

Amortization expense was $222,563 and $223,216 in 2014 and 2013, respectively.

Based on the balance of licenses and patents at December 31, 2014, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Year	Amortization Expense
2015	$173,000
2016	$62,000
2017	$62,000
2018	$62,000
2019	$50,949

License fees and royalty payments are expensed annually as incurred as the Company does not attribute any future benefits other than within that period.

Note 4. Warrant Liabilities

Warrants issued in connection with the Company’s June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provision) and contain net settlement provisions. As a result, the Company accounts for these warrants as liabilities instead of equity instruments. Down-round provisions reduce the exercise or conversion price of a warrant if the Company issues equity shares for a price that is lower than the exercise or conversion price of the warrants. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed for fixed” option. As a result of the Company’s December 2014 registered public unit offering, the exercise price of warrants outstanding in connection with the public offering completed in June 2013 was adjusted to $0.61 per share.

The Company recognizes these warrants as liabilities at their fair value on the date of grant and remeasures them to fair value on each reporting date.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. During the year ended December 31, 2014, 143,004 shares of common were issued upon 586,081 warrants exercised on a cashless basis. On January 22, 2014, 250,000 warrants were exercised and on August 19, 2014, 336,081warrants were exercised. The fair value of the warrants exercised, or $1,055,490 was reclassified from warrant liability to additional paid-in capital on the respective exercise date. On December 31, 2014, the closing price of the Company’s common stock as reported on OTC Markets was $0.98. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2013 through December 31, 2014, the Company recognized a non-cash gain of $3,436,195 for the change in the fair value of the warrant liability for 2014.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial method were as follows for the year ended December 31, 2014 and 2013:

	Initial Measurement June 25, 2013	December 31, 2013	January 22, 2014	August 19, 2014	December 31, 2014

Number of shares underlying the warrants	5,416,851	5,309,438	5,309,438	5,059,438	4,723,357
Exercise price	$1.65	$1.65	$1.65	$1.65	$0.61
Volatility	140%	135%	135%	130%	128%
Risk-free interest rate	1.49%	1.75%	1.30%	1.25%	1.38%
Expected dividend yield	0	0	0	0	0
Expected warrant life (years)	5.0	4.5	4.4	3.9	3.5
Stock Price	$0.96	$1.80	$2.29	$2.05	$0.98

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains for the year ended December 31, 2014 for the financial liability categorized as Level 3 as of December 31, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	December 31, 2013	Decrease from Warrants Exercised in 2014	Decrease in Fair Value	December 31, 2014
Warrant liability	$8,281,247	$(1,055,490)	$(3,436,195)	$3,789,562

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the year ended December 31, 2013 for the financial liability categorized as Level 3 as of December 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Initial Measurement June 25, 2013	Decrease from Warrants Exercised in 2013	Increase in Fair Value	December 31, 2013
Warrant liability	$4,827,788	$(201,311)	$3,654,770	$8,281,247

Note 5. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2014 and December 31, 2013:

	2014	2013
Federal	$-	$-
State	(616,872)	(750,356)
Income tax benefit	$(616,872)	$(750,356)

The significant components of the Company’s deferred tax assets and liability at December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry forwards	$29,594,000	$27,974,000
Orphan drug and research and development credit carry forwards	3,556,000	2,986,000
Equity based compensation	2,049,000	3,183,000
Intangibles	2,140,000	127,000
Total	37,339,000	34,270,000
Valuation allowance	(37,339,000)	(34,270,000)
Income tax benefit	$-	$-

At December 31, 2014, the Company had NOL carry forwards of approximately $86,120,000 for federal tax purposes and approximately $5,263,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which are currently expiring each year through 2034. In addition, the Company has $3,556,000 of various tax credits that expire from 2018 to 2034. The Company may be able to utilize their NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

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

The net change in the valuation allowance for the years ended December 31, 2014 and 2013 was an increase of approximately $3,069,000 and $1,887,000, respectively, resulting primarily from net operating losses expiring and generated. As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against a net deferred tax asset.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Income tax loss at federal statutory rate	(34.00)%	(34.00)%
State tax benefits, plus sale of NJ NOLs, net of federal benefit	(6.00)	(6.00)
Subtotal	(40.00)	(40.00)
Valuation allowance	31.58	33.06
Income tax benefit	(8.42)%	(6.94)%

During the years ended December 31, 2014 and 2013, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards to other New Jersey-based corporate taxpayers based in New Jersey, the Company sold New Jersey net operating loss carryforwards, resulting in the recognition of $616,872 and $750,356 of income tax benefit, net of transaction costs, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2014:

●	In January 2014, the Company issued 77,889 shares of common stock in connection with the cashless exercise of 250,000 stock warrants;
●	In March 2014, the Company issued 76,932 shares of common stock pursuant to the Lincoln Park facility;
●	In April 2014, the Company issued 76,907 shares of common stock pursuant to the Lincoln Park facility;
●	In May 2014, the Company issued 43,067 shares of common stock upon the execution of an agreement to evaluate specific oncology technology;
●	In May 2014, the Company issued 29,172 shares of common stock upon the exercise of vested stock options;
●	In July 2014, the Company issued 76,904 shares of common stock pursuant to the Lincoln Park facility;
●	In July 2014, the Company issued 7,500 shares of common stock upon the exercise of vested stock options;
●	In August 2014, the Company issued 65,115 shares of common stock with the cashless exercise of 336,081 stock warrants;
●	In September 2014, the Company issued 1,849,113 shares of common stock in connection with the Hy BioPharma Acquisition of in process research and development.
●	In December 2014, the Company issued 1,886,530 shares of common stock and 1,169,318 warrants pursuant to a registered direct unit offering of common stock and warrants. The Company received net proceeds of $1,937,894 from this offering.
●	In four separate transactions, the Company issued 121,000 shares of common stock as partial consideration for services performed.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2013:

●	In April 2013, the Company issued 1,034,483 shares of common stock related to the execution of an Exclusive Channel Collaboration agreement with Intrexon Corporation (see Note 9).
●	In June 2013, the Company issued 6,773,995 shares of common stock pursuant to a registered direct unit offering of common stock and warrants.
●	In October 2013, the Company issued 107,143 shares of common stock for stock warrants exercised.
●	In November, the Company issued 383,370 shares of common stock pursuant to the Lincoln Park Capital equity facility.
●	In two separate transactions, the Company issued 103,439 shares of common stock for stock options exercised.
●	In five separate transactions, the Company issued 55,104 shares of common stock as part of consideration for services performed.

Warrants

During the year ended December 31, 2014, the Company issued warrants to purchase 1,169,318 shares of common stock pursuant to a registered direct offering of common stock and warrants.

During the year ended December 31, 2013, the Company issued warrants to purchase 5,416,581 shares of common stock pursuant to a registered direct offering of common stock and warrants. Additionally, the Company issued 5,000 warrants to a consultant in exchange for services.

A gain of $3,436,195, related to the warrants issued in the June 2013 registered direct offering, was recognized for the change in the fair value of the warrant liability during the year ended December 31, 2014. A charge of $3,654,770 was incurred during the year ended December 31, 2013 for the change in the fair value of the warrant liability. Additionally, warrant expense charges of $4,775 were recorded during the years ended December 31, 2014 and 2013.

Equity Line

In November 2013, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 75,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $10.6 million over approximately a 36-month period depending on certain conditions, including the quoted market price of the Company’s common stock on such date. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each additional purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 122,070 shares will be issued based upon the relative proportion of the aggregate amount of $10.0 million. The Regular Purchase amount may be increased up to 100,000 shares of common stock if the closing price of the common shares is not below $2.50. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $1.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (“Accelerate Purchase Date”) additional shares of Company stock up to the lesser of (i) two times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date as a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. During the year ended December 31, 2013, the Company received gross proceeds of $600,000 for the issuance of 383,370 shares of common stock to Lincoln Park. Associated costs of $71,949 were incurred resulting in net proceeds of $528,051.

During the year ended December 31, 2014, in three separate transactions, the Company issued 230,743 shares of common stock receiving net proceeds of $470,475.

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

The table below only accounts for transactions occurring as part of the 2005 Plan.

	December 31,
	2014	2013
Shares available for grant at beginning of year	672,485	129,711
Increase in shares available for the plan	-	1,250,000
Options granted	(637,495)	(791,100)
Options forfeited or expired	149,055	83,874

Shares available for grant at end of year	184,045	672,485

The total option activity for the 1995 Omnibus Plan and the amended 2005 Plan for the years ended December 31, 2014 and 2013 was as follows:

	Options	Weighted Average Options Exercise Price
Balance at December 31, 2012	1,457,724	$3.19
Granted	791,100	1.35
Exercised	(103,439)	0.57
Forfeited	(93,874)	2.84
Balance at December 31, 2013	2,051,511	$2.63
Granted	637,495	1.79
Exercised	(36,672)	0.77
Forfeited	(164,055)	3.13
Balance at December 31, 2014	2,488,279	$2.40

As of December 31, 2014, there were 1,875,609 options exercisable with a weighted average exercise price of $2.64, a weighted average remaining contractual term of 6.9 years and an intrinsic value of $196,655. The intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $47,241 and $56,750, respectively. As of December 31, 2014, there were 2,488,279 options outstanding and expected to vest with a weighted average exercise price of $2.40, weighted average remaining term of 6.9 years and an intrinsic value of $215,103. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) what would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of our common stock.

The Company awarded 637,495 and 791,100 stock options to new employees and existing Board members during the years ended 2014 and 2013, respectively. During the year ended 2014, under the 2005 Equity Incentive plan, 569,000 option grants were issued to employees and 68,495 option grants were issued to Board members.

The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2014 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.30-$2.20	7.7	1,805,755	1,193,081
$2.26-$4.10	6.9	174,774	174,778
$4.64-$9.40	3.7	507,750	507,750
Total	6.9	2,488,279	1,875,609

The Company’s stock-based compensation for the years ended December 31, 2014 and 2013 was $720,150 and $803,060, respectively. At December 31, 2014, the total compensation cost for stock options not yet recognized was approximately $1,009,941 and will be expensed over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2014 and 2013 was as follows:

	Warrants	Weighted Average Warrant Exercise Price
Balance at December 31, 2012	2,843,338	$3.13
Granted	5,421,581	1.65
Exercised	(107,143)	1.65
Expired/Cancelled	(1,250)	15.00
Balance at December 31, 2013	8,156,526	$2.17
Granted	1,169,318	1.48
Exercised	(586,081)	1.65
Expired/Cancelled	(1,470,263)	3.49
Balance at December 31, 2014	7,269,500	$1.15

During the year ended 2014, the Company issued warrants to purchase 1,169,318 shares of common stock, with an exercise price of $1.48, pursuant to a registered direct offering of common stock and warrants. Warrants of 1,470,263 either expired or were cancelled by the Company with an average exercise price of $3.49 and 586,081 warrants were exercised with an exercise price of $1.65.

The weighted-average exercise price, by price range, for outstanding warrants at December 31, 2014 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
$.53-$2.05	3.7	6,672,548	6,672,548
$5.12-$6.06	0.5	596,952	596,952
Total	3.4	7,269,500	7,269,500

During the year ended December 31, 2015, warrants to purchase 596,952 shares of the Company’s common stock will expire.

Note 8. Concentrations

At December 31, 2014 and 2013, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC. The excess amount at December 31, 2014 was $4,525,094.

Note 9. Commitments and Contingencies

The Company has commitments of approximately $375,000 at December 31, 2014 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

In December 2014, the Company entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months is approximately $12,300 per month, or approximately $20.85 per square foot. This rent increases to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months and approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the company paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts are charged to research and development expense as the assets will be used in the Company’s R&D activities and do not have alternative future use pursuant to Generally Accepted Accounting Principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company.

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

In February 2007, the Company’s Board of Directors authorized the issuance of 50,000 shares to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party. The amended agreement with Dr. Schaber includes its obligation to issue such shares if such event occurs.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2015	$75,000	$130,000	$205,000
2016	75,000	157,000	232,000
2017	75,000	152,000	227,000
2018	75,000	51,000	126,000
2019	75,000	-	75,000
Total	$375,000	$490,000	$865,000

Note 10. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended December 31,
	2014	2013
Revenues
Vaccines/BioDefense	$6,756,388	$3,003,822
BioTherapeutics	286,628	220,330
Total	$7,043,016	$3,224,152

Income (loss) from Operations
Vaccines/BioDefense	$807,164	$(1,666,130)
BioTherapeutics	(7,674,381)	(3,069,998)
Corporate	(3,894,132)	(2,420,414)
Total	$(10,761,349)	$(7,156,542)

Amortization and Depreciation Expense
Vaccines/BioDefense	$39,625	$37,981
BioTherapeutics	199,196	190,033
Corporate	6,966	2,057
Total	$245,787	$230,071

Interest Income
Corporate	$1,310	$1,960

Stock-Based Compensation
Vaccines/BioDefense	$114,920	$80,432
BioTherapeutics	193,926	250,431
Corporate	411,304	472,197
Total	$720,150	$803,060

	As of December 31,
	2014	2013
Identifiable Assets
Vaccines/BioDefense	$1,025,220	$1,870,414
BioTherapeutics	204,308	386,721
Corporate	5,724,720	6,008,320
Total	$6,954,248	$8,265,455

Note 11. Subsequent Events

Since January 1, 2015, the Company has received proceeds of $732,010 pursuant to 1,165,786 stock warrant exercises.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Soligenix, Inc.

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soligenix, Inc. and subsidiaries as of December 31, 2014 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Jenkintown, PA

March 25, 2015

