Form 10-Q
period 2015-03-31
SOLIGENIX, INC.
filed 2015-05-14
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 8, 2015, 25,714,275 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

Description		Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited)	4
	Consolidated Statement of Changes in Shareholders’ Deficiency for the Three Months Ended March 31, 2015 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4	Controls and Procedures	37

Part II	OTHER INFORMATION

Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6	Exhibits	40

SIGNATURES		39

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,012,605	$5,525,094
Contracts and grants receivable	345,420	794,767
Prepaid expenses	131,546	172,928
Total current assets	5,489,571	6,492,789

Office furniture and equipment, net	57,176	51,510
Intangible assets, net	355,910	409,949
Total assets	$5,902,657	$6,954,248

Liabilities and shareholders’ deficiency
Current liabilities:
Accounts payable	$2,543,942	$3,003,545
Warrant liability	5,152,367	3,789,562
Accrued compensation	32,189	315,030
Total current liabilities	7,728,498	7,108,137

Commitments and contingencies
Shareholders’ deficiency:
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 25,339,364 shares and 23,936,568 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	25,340	23,937
Additional paid-in capital	141,764,490	138,868,523
Accumulated deficit	(143,615,671)	(139,046,349)
Total shareholders’ deficiency	(1,825,841)	(153,889)
Total liabilities and shareholders’ deficiency	$5,902,657	$6,954,248

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Grant revenue	$103,880	$244,290
Contract revenue	712,406	666,307

Total revenues	816,286	910,597
Cost of revenues	(527,399)	(628,981)
Gross profit	288,887	281,616

Operating expenses:
Research and development	1,029,884	1,030,621
General and administrative	817,270	840,904

Total operating expenses	1,847,154	1,871,525

Loss from operations	(1,558,267)	(1,589,909)

Other income (expense):
Change in fair value of warrant liability	(3,011,616)	(1,742,090)
Interest income	561	291

Total other income (expense)	(3,011,055)	(1,741,799)

Net loss	$(4,569,322)	$(3,331,708)
Basic and diluted net loss per share	$(0.19)	$(0.17)

Basic and diluted weighted average common shares outstanding	24,405,813	19,739,470

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficiency

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2014	23,936,568	$23,937	$138,868,523	$(139,046,349)	$(153,889)
Issuance of common stock pursuant to Lincoln Park Equity Line	153,010	153	246,372	-	246,525
Issuance of common stock to vendors	66,000	66	101,294	-	101,360
Reclassification of warrant liability upon partial exercises of warrants issued in unit offering	-	-	1,648,811	-	1,648,811
Issuance of common stock from exercises of warrants	1,183,786	1,184	757,465	-	758,649
Share-based compensation expense	-	-	142,025	-	142,025
Net loss	-	-	-	(4,569,322)	(4,569,322)
Balance, March 31, 2015	25,339,364	$25,340	$141,764,490	$(143,615,671)	$(1,825,841)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2015	2014
Operating activities:
Net loss	$(4,569,322)	$(3,331,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	59,926	62,087
Common stock issued to vendors	101,360	153,540
Warrants issued to vendors	-	4,775
Share-based compensation	142,025	176,662
Change in fair value of warrant liability	3,011,616	1,742,090
Change in operating assets and liabilities:
Grants receivable	449,347	172,740
Taxes receivable	-	750,356
Prepaid expenses	41,382	37,771
Accounts payable	(459,603)	32,338
Accrued compensation	(282,841)	(188,430)
Total adjustments	3,063,212	2,943,929
Net cash used in operating activities	(1,506,110)	(387,779)

Investing activities
Purchases of fixed assets	(11,553)	(19,863)
Net cash used in investing activities	(11,553)	(19,863)

Financing Activities:
Net proceeds from issuance of common stock pursuant to the equity line	246,525	158,250
Proceeds from exercises of warrants	758,649	-
Net cash provided by financing activities	1,005,174	158,250

Net decrease in cash and cash equivalents	(512,489)	(249,392)
Cash and cash equivalents at beginning of period	5,525,094	5,856,242
Cash and cash equivalents at end of period	$5,012,605	$5,606,850

Supplemental disclosure of non cash investing and financing activities:
Reclassification of warrant liability to additional paid in capital upon partial exercises of warrants issued in unit offering	$1,648,811	$502,025

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

The Company’s BioTherapeutics business segment is developing a first-in-class photo-dynamic therapy (SGX301) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and its novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis.

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine candidate, VeloThrax™, an anthrax vaccine candidate, and OrbeShield™, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a melioidosis therapeutic candidate. The development of the vaccine programs is supported by the Company’s heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the recently awarded government contracts from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. The Company plans to use the funds received under the government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, the Company entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which it intends to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

The Company generates revenues under government grants primarily from the National Institutes of Health (the “NIH”) and government contracts from BARDA and NIAID.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, litigation, and product liability. Results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of March 31, 2015, the Company had cash and cash equivalents of $5,012,605 as compared to $5,525,094 as of December 31, 2014, representing a decrease of $512,489 or 9%. As of March 31, 2015, the Company had working capital of $2,913,440 as compared to working capital of $3,174,214 as of December 31, 2014, which excludes a non-cash warrant liability of $5,152,367 and $3,789,562, respectively, representing a decrease of $260,774 or 8%. This decrease is primarily related to expenditures to support the Phase 2 clinical trial with SGX942 for the treatment of oral mucositis in head and neck cancer.

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

Management’s business strategy can be outlined as follows:

●	Conduct a Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 3 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;
●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis;
●	Develop RiVax™ and VeloThrax™ in combination with the Company’s ThermoVax™ technology, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies an example of which is the collaboration with Intrexon.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $50.5 million in active government contract and grant funding still available to support its associated research programs through 2015 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt, in December 2014, of $616,872 in proceeds pursuant to NOL sales in 2014, the Company expects to participate in the program during 2015 and beyond.
●	The Company has a $10.6 million equity facility, with Lincoln Park through October 2016, of which approximately $9.3 million is available.
●	The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Contracts and Grants Receivable

Contracts and grants receivable consist of unbilled amounts due from various grants from the NIH and contracts from BARDA and NIAID, an institute of NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the three months ended March 31, 2015 and 2014.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2015 and 2014.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2015. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the June 2013 offering were accounted for as derivatives. See Note 4, Warrant Liability.

Revenue Recognition

The Company’s revenues are primarily generated from government contracts and grants. Revenue is recognized in accordance with FASB ASC 605, Revenue Recognition, and/or ASC 605-25 Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the contracts and grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fees. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs reimbursable internal expenses that are related to the government contracts and grants.

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

Accounting for Warrants

The Company considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock. The Company evaluated the warrants’ provisions and determined that warrants issued in connection with the Company’s June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of the Company’s common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to the Company’s stock and therefore are accounted for as equity instruments for 2015 and 2014.

Share-Based Compensation

Stock options are issued with an exercise price equal to the market price on the date of grant. Stock options issued to directors upon re-election vest quarterly for a period of one year (new director issuances are fully vested upon issuance). Stock options issued to employees vest 25% on the grant date, then 25% each subsequent year for a period of three years. Stock options vest over each three-month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position, the options will expire within three months, unless otherwise extended by the Board.

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed. Typically these instruments vest upon issuance and therefore the entire share-based compensation expense is recognized upon issuance to the vendors and/or consultants.

Share-based compensation expense for options, warrants and shares of common stock granted to non-employees has been determined in accordance with FASB ASC 718, Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest.

The fair value of options issued during the three months ended March 31, 2015 and 2014 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatilities ranging from of 139% - 141% and 133% - 135% for 2015 and 2014, respectively
●	forfeitures at a rate of 12%; and
●	risk free interest rates ranging from of 0.99% - 1.31% and 1.11% - 1.33% for 2015 and 2014 respectively.

The weighted average fair value of each option grant made during 2015 and 2014 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2015 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2015 and 2014. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2015 and December 31, 2014. Tax years beginning in 2011 for federal purposes are generally subject to examination by taxing authorities, although net operating losses from those years are subject to examinations and adjustments for at least three years following the year in which the tax attributes are utilized.

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

	For the Quarter Ended	For the Quarter Ended
	March 31, 2015	March 31, 2014
Basic and diluted numerator:
Net loss	$(4,569,322)	$(3,331,708)

Basic and diluted Denominator:
Weighted-average outstanding	24,405,813	19,739,470

Basic and diluted net loss per share	$(0.19)	$(0.17)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive:

	For the Quarter Ended	For the Quarter Ended
	March 31, 2015	March 31, 2014
Common stock purchase warrants	6,085,714	6,808,324
Stock options	2,272,022	2,127,699
Total	8,357,736	8,936,023

The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2015 were $2.34 and $1.25 per share, respectively, and at March 31, 2014 were $2.57 and $2.08 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2015
Licenses	4.5	$462,234	$313,211	$149,023
Patents	1.7	1,893,185	1,686,298	206,887
Total	2.4	$2,355,419	$1,999,509	$355,910
December 31, 2014
Licenses	4.7	$462,234	$306,495	$155,739
Patents	1.9	1,893,185	1,638,975	254,210
Total	2.6	$2,355,419	$ 1, 945,470	$409,949

Amortization expense was $54,039 and $54,712 for the three months ended March 31, 2015 and 2014, respectively.

Based on the balance of licenses and patents at March 31, 2015, the annual amortization expense for each of the succeeding five years is estimated to be as follows:

Amortization Expense
April 1 through December 31,2015	$162,100
2016	$81,900
2017	$37,300
2018	$37,300
2019	$37,300

License fees and royalty payments are expensed as incurred as the Company does not attribute any future benefits to such payments.

Note 4. Warrant Liability

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

The Company recognized these warrants as liabilities at their fair value on the date of grant and remeasures them to fair value on each reporting date.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. During the three months ended March 31, 2015, 1,148,786 warrants were exercised. The fair value of the warrants exercised, or $1,648,811, was reclassified from warrant liability to additional paid-in capital. On March 31, 2015, the closing price of the Company’s common stock as reported on OTC Markets was $1.69. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2014 through March 31, 2015, the Company recognized a non-cash charge of $3,011,616 for the change in the fair value of the warrant liability for the three months ended March 31, 2015.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial method were as follows:

	December 31, 2014	Exercised during 2015	March 31, 2015

Number of shares underlying the warrants	4,723,357	1,141,786	3,581,571
Exercise price	$0.61	$0.61	$0.61
Volatility	128%	119%	119%
Risk-free interest rate	1.38%	0.89%	0.89%
Expected dividend yield	0	0	0
Expected warrant life (years)	3.5	3.33	3.24
Stock Price	$0.98	$1.69	$1.69

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the period ended March 31, 2015 for the financial liability categorized as Level 3 as of March 31, 2015.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	December 31, 2014	Decrease from Warrants Exercised in 2015	Increase in Fair Value	March 31, 2015

Warrant liability	$3,789,562	$(1,648,811)	$3,011,616	$5,152,367

Note 5. Income Taxes

The Company had NOLs at December 31, 2014 of approximately $86,120,000 for federal tax purposes and approximately $5,263,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which are currently expiring each year through 2034. In addition, the Company has $3,556,000 of various tax credits that expire from 2018 to 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

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

The Company has no tax provision for the three month periods ended March 31, 2015 and 2014 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the three months ended March 31, 2015, the Company issued the following shares of common stock:

●	In seventeen separate transactions, the Company issued 1,183,786 shares of common stock in connection with warrant exercises;
●	In two separate transactions, the Company issued 153,010 shares of common stock pursuant to the Lincoln Park facility; and
●	In three separate transactions, the Company issued 66,000 shares of common stock as partial consideration for services performed.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $500,000 as of March 31, 2015 for agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of Company’s outstanding stock.

On April 27, 2013, the Company entered into an exclusive channel collaboration agreement (the “Channel Agreement”) with Intrexon to use Intrexon’s advanced human antibody discovery, isolation and production technologies for the development of human monoclonal antibody therapies for a new biodefense application targeting melioidosis. The Channel Agreement grants an exclusive worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of products for the treatment of melioidosis through the use of exogenously produced human recombinant monoclonal antibodies. The Channel Agreement, upon clinical or commercialization success, may require the payment of certain milestones payments up to $7 million, if and when achieved.

In February 2007, the Company’s Board of Directors authorized the issuance of 50,000 shares of the Company’s common stock to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party. Dr. Schaber’s amended employment agreement includes the Company’s obligation to issue such shares if such event occurs.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2015	$100,000	$99,000	$199,000
2016	100,000	157,000	257,000
2017	100,000	152,000	252,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
Total	$500,000	$460,000	$960,000

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2015	2014
Contract/Grant Revenue
Vaccines/BioDefense	$802,314	$877,045
BioTherapeutics	13,972	33,552
Total	$816,286	$910,597

Income/(Loss) from Operations
Vaccines/BioDefense	$84,681	$139,404
BioTherapeutics	(764,876)	(1,035,591)
Corporate	(878,072)	(693,722)
Total	$(1,558,267)	$(1,589,909)
Amortization and Depreciation Expense
Vaccines/BioDefense	$9,786	$9,935
BioTherapeutics	48,374	49,939
Corporate	1,766	2,213
Total	$59,926	$62,087

Interest Income
Corporate	$561	$291

Share-Based Compensation
Vaccines/BioDefense	$24,592	$10,450
BioTherapeutics	29,256	76,121
Corporate	88,177	90,091
Total	$142,025	$176,662

	As of March 31, 2015	As of December 31, 2014

Identifiable Assets
Vaccines/BioDefense	$568,565	$1,025,220
BioTherapeutics	161,355	204,308
Corporate	5,172,737	5,724,720
Total	$5,902,657	$6,954,248

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2014. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures the we make in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, VeloThrax™, our anthrax vaccine candidate, OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs is supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the recently awarded government contract the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, we have entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

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

Corporate Information

We were incorporated in Delaware in 1987 under the name Biological Therapeutics, Inc. In 1987, the Company merged with Biological Therapeutics, Inc., a North Dakota corporation, pursuant to which we changed our name to “Immunotherapeutics, Inc.”  We changed our name to “Endorex Corp.” in 1996, to “Endorex Corporation” in 1998, to “DOR BioPharma, Inc.” in 2001, and finally to “Soligenix, Inc.” in 2009. Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

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

SGX301 has received orphan drug designation as well as Fast Track designation from the U.S. FDA). The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, orphan drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX942 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review.

We anticipate initiating a Phase 3 clinical study of SGX301 in the treatment of CTCL in the first half of 2015.

We estimate the potential worldwide market for SGX301 is in excess of $250 million for all applications, including the treatment of CTCL. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized

Cutaneous T-Cell Lymphoma

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

SGX94

SGX94 is an innate defense regulator (“IDR”) that regulates the innate immune system to simultaneously reduce inflammation, eliminate infection and enhance tissue healing.

SGX94 is based on a new class of short, synthetic peptides known as IDRs that have a novel mechanism of action in that it is simultaneously anti-inflammatory and anti-infective. IDRs have no direct antibiotic activity but modulate host responses, increasing survival after infections with a broad range of bacterial Gram-negative and Gram-positive pathogens including both antibiotic sensitive and resistant strains, as well as accelerating resolution of tissue damage following exposure to a variety of agents including bacterial pathogens, trauma and chemo- or radiation-therapy. IDRs represent a novel approach to the control of infection and tissue damage via highly selective binding to an intracellular adaptor protein, sequestosome-1, also known as p62, which has a pivotal function in signal transduction during activation and control of the innate defense system. Preclinical data indicate that IDRs may be active in models of a wide range of therapeutic indications including life-threatening bacterial infections as well as the severe side-effects of chemo- and radiation-therapy.

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

We estimate the potential worldwide market for SGX942 is in excess of $500 million for all applications, including the treatment of oral mucositis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized

About Oral Mucositis

Mucositis is the clinical term for damage done to the mucosa by anticancer therapies. It can occur in any mucosal region, but is most commonly associated with the mouth, followed by the small intestine. We estimate, based upon our review of historic studies and reports, and an interpolation of data on the incidence of mucositis, that mucositis affects approximately 500,000 people in the U.S. per year and occurs in 40% of patients receiving chemotherapy. Mucositis can be severely debilitating and can lead to infection, sepsis, the need for parenteral nutrition and narcotic analgesia. The GI damage causes severe diarrhea. These symptoms can limit the doses and duration of cancer treatment, leading to sub-optimal treatment outcomes.

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

We are pursuing orphan designations for relevant indications as appropriate in both the U.S. and Europe. An orphan drug designation in the U.S. enables seven years of market exclusivity upon approval, while the EU approval provides with ten years of market exclusivity.

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

About Pediatric Crohn's Disease

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

Crohn's disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn's disease develop symptoms before 20 years of age. We estimate, based upon our review of historic published studies and reports, and an interpolation of data on the incidence of Pediatric Crohn’s disease, that Pediatric Crohn's disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion approximately 40% of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

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

ThermoVax™ development was being supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax™) vaccines. Proof-of-concept preclinical studies with ThermoVax™ indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™ and our aluminum-adjuvanted anthrax vaccine, VeloThrax™. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax™ was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we have also demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists.

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

RiVax™ – Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin, and if approved, would be the first ricin vaccine. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax™ has demonstrated statistically significant (p < 0.001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS Epub ahead of print March 9, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum). The results of the Phase 1B study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1B Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for large scale manufacturing and are further establishing correlates of the human immune response in non-human primates.

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

VeloThrax™ – Anthrax Vaccine

VeloThrax™ is our proprietary vaccine candidate based on a recombinant protective antigen (“rPA”) derivative intended for use against anthrax. We have entered into an exclusive license option with Harvard College to license VeloThrax™ (also known as DNI for dominant negative inhibitor) for a vaccine directed at the prevention of anthrax infection of humans. VeloThrax™ is a translocation-deficient mutant of a protective antigen with double mutations of K397D and D425K that impede the conformational changes necessary for endosomal membrane translocation into the cell cytoplasm. In the absence of that protective antigen translocation step, anthrax toxin trafficking and function cease. We believe that VeloThrax™ is also considered a more immunogenic candidate than native rPA. This apparent increase in immunogenicity suggests that the DNI rPA is processed and presented to the immune system more efficiently by cellular antigen processing pathways, which is consistent with known properties of the molecule.

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

The overall objective of the VeloThrax™ program is to rapidly and efficiently develop a next generation anthrax vaccine which combines a well-established, safe and relatively low risk vaccine development and dosing approach with targeted, proven innovative strategies. We expect that VeloThrax™ will combine a combination of a stable, readily manufactured mutant rPA subunit antigen with next generation, clinically compatible adjuvants which have been demonstrated to enhance potency and reduce the time and number of vaccine doses required to achieve protective titer using a variety of vaccine antigens. We believe that VeloThrax™ has the potential to provide the Public Health Emergency Medical Countermeasures Enterprise (“PHEMCE”) and the DoD with a safe and stable alternative to the existing licensed anthrax vaccine product. We also intend to adapt newly developed glassification technology (initially developed under an ongoing NIAID grant to stabilize exceptionally unstable ricin toxin/adjuvant formulations) to enable a thermostable, dried, single vial, pre-formulated adjuvanted rPA vaccine which is suitable for both long term storage and field use without typical cold chain constraints.

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

SGX943/SGX101– for Treating Melioidosis

SGX943 uses the same active ingredient as SGX94 and is being developed in preclinical studies as a potential treatment for meliodosis. Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), we believe it is particularly relevant for antibiotic-resistant bacteria. The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work. In February 2014, we were awarded a one-year NIAID SBIR grant award of approximately $300,000 to further evaluate SGX943 as a potential treatment for melioidosis. Preclinical results to date have demonstrated that SGX943 treatment, in combination with standard of care antibiotics such as doxycycline, can statistically significantly enhance survival in a lethal murine pneumonic melioidosis model (p< 0.001).

SGX101 is a human monoclonal antibody therapy being developed in preclinical studies as a potential treatment of melioidosis using Intrexon’s advanced human antibody discovery, isolation, and production technologies. As data becomes available from this work, we intend to pursue grant funding to support further development of this product candidate.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on March 31, 2015. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Revenue Recognition

Principally our revenues are generated from government contracts and grants. Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the contracts and grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant.

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the provisions in our outstanding warrants and determined that warrants issued in connection with our June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to our own stock and, therefore, are accounted for as equity instruments for 2015 and 2014.

Share-Based Compensation

Stock options are issued with an exercise price equal to the market price on the date of issuance. Stock options issued to directors upon re-election vest quarterly for a period of one year (new director issuances are fully vested upon issuance). Stock options issued to employees vest 25% on the grant date, then 25% each subsequent year for a period of three years. Stock options vest over each three-month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position, the options will expire within three months, unless otherwise extended by the Board.

From time to time, we issue restricted shares of our common stock to vendors and consultants as compensation for services performed. Share-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Typically these instruments vest upon issuance and, therefore, the entire stock compensation expense is recognized upon issuance to the vendors and/or consultants.

We determine share-based compensation expense for options, warrants and shares of common stock granted to non-employees in accordance with FASB ASC 718, Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Material Changes in Results of Operations

Three Months Ended March 31, 2015 Compared to March 31, 2014

For the three months ended March 31, 2015, we had a net loss of $4,569,322 as compared to a net loss of $3,331,708 for same period in the prior year, representing an increase in the net loss of $1,237,614, or 37%. Included in the net loss for March 31, 2015 is a non-cash charge of $3,011,616 as compared to $1,742,090 for the same period in the prior year representing the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

For the three months ended March 31, 2015, revenues relate to government contracts and grants awarded in support of our development in OrbeShield™ in GI ARS and RiVax™. We had revenues of $816,286 as compared to $910,597 for the same period in the prior year, representing a decrease of $94,311, or 10%. The decrease in revenues was a result of our ThermoVax™ grant expiring during the fourth quarter of 2014.

We incurred costs related to those revenues for the three months ended March 31, 2015 and 2014 of $527,399 and $628,981, respectively, representing a decrease of $101,582, or 16%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to the contracts and grants.

Our gross profit for the three months ended March 31, 2015 was $288,887, as compared to $281,616 for the same period in 2014, representing an increase of $7,271, or 3%.

Research and development spending was $1,029,884 for the three months ended March 31, 2015 as compared to $1,030,621 for the same period in 2014, representing a nominal decrease.

General and administrative expenses were $817,270 for the three months ended March 31, 2015, as compared to $840,904 for the same period in 2014, representing a nominal decrease.

Other income (expense) for the three months ended March 31, 2015 was $(3,011,055) as compared to $(1,741,799) for the same period in 2014, representing an increase of $1,269,256, or 73%. The increase in expense is primarily attributable to a greater non-cash charge in 2015 compared to 2014 for the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

Financial Condition

Cash and Working Capital

As of March 31, 2015, we had cash and cash equivalents of $5,012,605 as compared to $5,525,094 as of December 31, 2014, representing a decrease of $512,489 or 9%. As of March 31, 2015, we had working capital of $2,913,440 as compared to working capital of $3,174,214 as of December 31, 2014, which excludes a non-cash warrant liability of $5,152,367 and $3,789,562, respectively, representing a decrease of $260,777, or 8%. This decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $50.5 million in active contract and grant funding still available to support our associated research programs in 2015 and beyond. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies.
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
●	We will pursue NOL sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $616,872 in proceeds from the sale of NJ NOL in 2014, we expect to participate in the program during 2015 and beyond as the program is available.
●	We have a $10.6 million equity facility, with Lincoln Park, through October 2016, of which approximately $9.3 million is available.
●	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements, license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $16.1 million before any grant reimbursements, of which $5.7 million relates to the BioTherapeutics business and $10.4 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $10.4 million to offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2015	2014
Research & Development Expenses
Oral BDP	$-	$271,438
RiVax™ and ThermoVax™ Vaccines	192,923	177,318
SGX94	513,442	495,294
SGX943/101	7,227	-
SGX301	247,396	-
Other	68,896	86,571
Total	$1,029,884	$1,030,621

Reimbursed under Government Contracts and Grants
OrbeShield™	294,313	460,139
RiVax™ and ThermoVax™ Vaccines	165,814	168,842
Other	67,272	-
Total	$527,399	$628,981

Grand Total	$1,557,283	$1,659,602

Contractional Obligations

We have commitments of approximately $500,000 as of March 31, 2015 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of its outstanding stock.

On April 27, 2013, we entered into an exclusive channel collaboration agreement (the “Channel Agreement”) with Intrexon to use Intrexon’s advanced human antibody discovery, isolation and production technologies for the development of human monoclonal antibody therapies for a new biodefense application targeting melioidosis. The Channel Agreement grants an exclusive worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of products for the treatment of melioidosis through the use of exogenously produced human recombinant monoclonal antibodies. The Channel Agreement, upon clinical or commercialization success, may require the payment of certain milestones payments up to $7 million, if and when achieved.

In February 2007, our Board of Directors authorized the issuance of 50,000 shares of our common stock to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party. Dr. Schaber’s amended employment agreement includes our obligation to issues such shares if such event occurs.

As a result of the these agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2015	$100,000	$99,000	$199,000
2015	100,000	157,000	257,000
2016	100,000	152,000	252,000
2017	100,000	52,000	152,000
2018	100,000	-	100,000
Total	$500,000	$460,000	$960,000

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

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

We have identified no additional risk factors other than those included in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2014. Readers are urged to carefully review our risk factors because they may cause our results to differ from the "forward-looking" statements made in this report. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2015, the Company issued 6,000 shares of common stock to a vendor as partial consideration for services performed. The per share issuing price of the Company’s common stock was $1.21.

On January 12, 2015, the Company issued 10,000 shares of common stock to a vendor for as partial consideration for services performed. The per share issuing price of the Company’s common stock was $1.21.

On February 19, 2015, the Company issued 50,000 shares of common stock to a vendor for partial consideration for services performed. The per share issuing price of the Company’s common stock on February 19, 2015 was $1.64.

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

SOLIGENIX, INC.

May 14, 2015	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

May 14, 2015	By	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

