Form 10-Q
period 2015-06-30
SOLIGENIX, INC.
filed 2015-08-12
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 05, 2015, 26,381,976 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	4
	Consolidated Statements of Changes in Shareholders’ Deficiency for the Six Months Ended June 30, 2015 (unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4	Controls and Procedures	38

Part II	OTHER INFORMATION

Item 1A	Risk Factors	39
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6	Exhibits	41

SIGNATURES		40

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$4,035,578	$5,525,094
Contracts and grants receivable	733,565	794,767
Prepaid expenses	243,538	172,928
Total current assets	5,012,681	6,492,789
Office furniture and equipment, net	52,919	51,510
Intangible assets, net	300,589	409,949
Total assets	$5,366,189	$6,954,248

Liabilities and shareholders’ deficiency
Current liabilities:
Accounts payable	$2,636,447	$3,003,545
Warrant liability	6,201,555	3,789,562
Accrued compensation	48,087	315,030
Total current liabilities	8,886,089	7,108,137

Commitments and contingencies

Shareholders’ deficiency:
Preferred stock: 350,000 shares authorized: none issued or outstanding	-	-
Common stock: $.001 par value: 50,000,000 shares authorized; 26,374,833 shares and 23,936,568 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	26,375	23,937
Additional paid-in capital	144,047,090	138,868,523
Accumulated deficit	(147,593,365)	(139,046,349)
Total shareholders’ deficiency	(3,519,900)	(153,889)
Total liabilities and shareholders’ deficiency	$5,366,189	$6,954,248

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Contract revenue	$1,082,141	$892,190	$1,794,547	$1,558,497
Grant revenue	17,686	526,058	121,566	770,348

Total revenues	1,099,827	1,418,248	1,916,113	2,328,845
Cost of revenues	(816,702)	(1,034,584)	(1,344,101)	(1,663,565)
Gross profit	283,125	383,664	572,012	665,280

Operating expenses:
Research and development	1,442,914	1,213,224	2,472,798	2,243,845
General and administrative	874,962	866,271	1,692,232	1,707,175

Total operating expenses	2,317,876	2,079,495	4,165,030	3,951,020

Loss from operations	(2,034,751)	(1,695,831)	(3,593,018)	(3,285,740)

Other income (expense):
Change in fair value of warrant liability	(1,943,494)	746,992	(4,955,110)	(995,098)
Interest income	551	322	1,112	613

Total other income (expense)	(1,942,943)	747,314	(4,953,998)	(994,485)
Net loss	$(3,977,694)	$(948,517)	$(8,547,016)	$(4,280,225)

Basic and diluted net loss per share	$(0.15)	$(0.05)	$(0.34)	$(0.22)

Basic and diluted weighted average common shares outstanding	25,726,264	19,949,539	25,066,038	19,844,505

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Deficiency

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2014	23,936,568	$23,937	$138,868,523	$(139,046,349)	$(153,889)
Issuance of common stock pursuant to Lincoln Park Equity Line	613,611	614	1,114,411	-	1,115,025
Issuance of common stock to vendors	77,243	77	118,684	-	118,761

Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	2,543,117	-	2,543,117

Issuance of common stock from exercise of warrants	1,739,286	1,739	1,111,425	-	1,113,164

Issuance of common stock from exercise of stock options	8,125	8	11,742	-	11,750
Share-based compensation expense	-	-	279,188	-	279,188
Net loss	-	-	-	(8,547,016)	(8,547,016)
Balance, June 30, 2015	26,374,833	$26,375	$144,047,090	$(147,593,365)	$(3,519,900)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2015	2014
Operating activities:
Net loss	$(8,547,016)	$(4,280,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	121,657	122,494
Warrants issued to vendors	-	4,775
Issuance of common stock	118,761	253,542
Change in fair value of warrant liability	4,955,110	995,098
Share-based compensation	279,188	297,919
Change in operating assets and liabilities:
Contracts and grants receivable	61,202	402,026
Taxes receivable	-	750,356
Prepaid expenses	(70,610)	71,924
Accounts payable	(367,098)	445,309
Accrued compensation	(266,943)	(163,415)
Total adjustments	4,831,267	3,180,028
Net cash used in operating activities	(3,715,749)	(1,100,197)

Investing activities:

Purchases of fixed assets	(13,706)	(42,191)
Net cash used in investing activities	(13,706)	(42,191)

Financing activities:
Proceeds from issuance of common stock pursuant to the equity line	1,115,025	314,475
Proceeds from exercise of warrants	1,113,164	-
Proceeds from exercise of stock options	11,750	13,003
Net cash provided by financing activities	2,239,939	327,478

Net decrease in cash and cash equivalents	(1,489,516)	(814,910)
Cash and cash equivalents at beginning of period	5,525,094	5,856,242
Cash and cash equivalents at end of period	$4,035,578	$5,041,332

Supplemental disclosure of non cash financing activities:

Reclassification of warrant liability to additional paid in capital upon partial exercise of warrants issued in unit offering	$2,543,117	$502,025

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a late-stage biopharmaceutical company developing product candidates intended to address the unmet medical needs in the areas of inflammation, oncology, and biodefense. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense.

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

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine candidate, VeloThrax™, an anthrax vaccine candidate, OrbeShield™, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate, and SGX943, a melioidosis therapeutic candidate. The development of the vaccine programs is supported by the Company’s heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the recently awarded government contracts from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. The Company plans to use the funds received under the government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, the Company entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which it intends to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

The Company generates revenues under government grants primarily from the National Institutes of Health (the “NIH”) and government contracts from BARDA and NIAID.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, litigation, and product liability. Results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of June 30, 2015, the Company had cash and cash equivalents of $4,035,578 as compared to $5,525,094 as of December 31, 2014, representing a decrease of $1,489,516 or 27%. As of June 30, 2015, the Company had working capital of $2,328,147, which excludes a non-cash warrant liability of $6,201,555, as compared to working capital of $3,174,214, which excludes a non-cash warrant liability of $3,789,562, as of December 31, 2014, representing a decrease of $846,067 or 27%. The decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer and manufacture of clinical supplies to support the Phase 3 clinical trial of SGX301 for the treatment of CTCL.

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

Management’s business plan can be outlined as follows:

●	Conduct a Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Initiate a Phase 3 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;

●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis;

●	Develop RiVax™ and VeloThrax™ in combination with the Company’s ThermoVax™ technology, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;

●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccine/BioDefense programs through grants, contracts and/or procurements;

●	Acquire or in-license new clinical-stage compounds for development; and

●	Explore other business development and merger/acquisition strategies, an example of which is the collaboration with Intrexon.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $49.5 million in active government contract and grant funding still available to support its associated research programs through 2015 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and/or collaboration partners and expects to continue to do so for the foreseeable future.

●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt, in December 2014, of $616,872 in proceeds pursuant to NOLs sales in 2014, the Company expects to participate in the program during 2015 and beyond.

●	The Company has a $10.6 million equity facility, with Lincoln Park through October 2016, of which approximately $8.4 million is still available as of June 30, 2015.

●	The Company may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

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

The Company did not capitalize any patent related costs during the six months ended June 30, 2015 and 2014.

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

The Company did not record any impairment of long-lived assets for the six months ended June 30, 2015 and 2014.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2015. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the June 2013 offering were accounted for as derivatives. See Note 4, Warrant Liability.

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

Share-based compensation expense for options, warrants and shares of common stock granted to non-employees has been determined in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. The fair value is remeasured each reporting period until performance is complete.

The fair value of options issued during the six months ended June 30, 2015 and 2014 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatilities ranging from 136% - 141% and 133% - 165% for 2015 and 2014, respectively;

●	forfeitures at a rate of 12%; and

●	risk-free interest rates ranging from 0.99% to 1.34% and 1.05% - 1.33% for 2015 and 2014, respectively.

The weighted average fair value of each option grant made during 2015 and 2014 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2015 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2015 and 2014. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2015 and December 31, 2014.

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

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Basic and diluted numerator:
Net loss	$(3,977,694)	$(948,517)	$(8,547,016)	$(4,280,225)

Basic and diluted denominator:
Weighted-average outstanding	25,726,264	19,949,539	25,066,038	19,844,505

Basic and diluted net loss per share	$(0.15)	$(0.05)	$(0.34)	$(0.22)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Common stock purchase warrants	4,948,262	6,800,824	4,948,262	6,800,824
Stock options	2,338,237	2,122,022	2,338,237	2,122,022
Total	7,286,499	8,922,846	7,286,499	8,922,846

The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2015 were $2.31 and $0.81 per share, respectively and at June 30, 2014 were $2.57 and $2.08 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and stock options and recovery of the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2015
Licenses	4.2	$462,234	$320,002	$142,232
Patents	1.5	1,893,185	1,734,828	158,357
Total	2.3	$2,355,419	$2,054,830	$300,589
December 31, 2014
Licenses	4.7	$462,234	$306,495	$155,739
Patents	1.9	1,893,185	1,638,975	254,210
Total	2.6	$2,355,419	$1,945,470	$409,949

Amortization expense was $55,321 for each of the three months ended June 30, 2015 and 2014, and $109,360 and $110,033 for the six months ended June 30, 2015 and 2014, respectively.

Based on the balance of licenses and patents at June 30, 2015, the annual amortization expense for each of the succeeding five years is expected to approximate as follows:

Amortization Expense
July 1 thru December 31, 2015	$106,800
2016	$81,900
2017	$37,300
2018	$37,300
2019	$37,300

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

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. On June 30, 2015, the closing price of the Company’s common stock as reported on OTC Markets was $2.35. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2014 through June 30, 2015, the Company recognized a non-cash charge of $4,955,110 for the change in the fair value of the warrant liability for the six months ended June 30, 2015.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial method were as follows:

	December 31, 2014	Exercised during 2015	June 30, 2015

Number of shares underlying the warrants	4,723,357	1,679,286	3,044,071
Exercise price	$0.61	$0.61	$0.61
Volatility	128%	117% – 119%	117%
Risk-free interest rate	1.38%	0.81% – 1.06%	1.06%
Expected dividend yield	0	0	0
Expected warrant life (years)	3.5	3.01 – 3.33	2.99
Stock Price	$0.98	$1.69 – 2.22	$2.35

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the six months ended June 30, 2015 for the financial liability categorized as Level 3 as of June 30, 2015.

	December 31, 2014	Decrease from Warrants Exercised in 2015	Increase in Fair Value	June 30, 2015
Warrant liability	$3,789,562	$(2,543,117)	$4,955,110	$6,201,555

Note 5. Income Taxes

The Company had NOLs at December 31, 2014 of approximately $86,120,000 for federal tax purposes and approximately $5,263,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which are currently expiring each year through 2034. In addition, the Company has $3,556,000 of various tax credits expiring from 2018 to 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions.

The Company has no tax provision for the three and six month periods ended June 30, 2015 and 2014 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the six months ended June 30, 2015, the Company issued the following shares of common stock:

●	In several separate transactions, the Company issued 1,739,286 shares of common stock in connection with warrant exercises;

●	In six separate transactions, the Company issued 613,611 shares of common stock pursuant to the Lincoln Park facility; and

●	In five separate transactions, the Company issued 77,243 shares of common stock as partial consideration for services performed; and

●	In one transaction, the Company issued 8,125 shares of common stock in connection with a stock option exercise.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $500,000 as of June 30, 2015 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of the Company’s outstanding stock.

On April 27, 2013, the Company entered into an exclusive channel collaboration agreement (the “Channel Agreement”) with Intrexon to use Intrexon’s advanced human antibody discovery, isolation and production technologies for the development of human monoclonal antibody therapies for a new biodefense application targeting melioidosis. The Channel Agreement grants an exclusive worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of products for the treatment of melioidosis through the use of exogenously produced human recombinant monoclonal antibodies. The Channel Agreement, upon clinical or commercialization success, may require certain milestones payments up to $7 million, if and when achieved.

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

As a result of these agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2015	$100,000	$78,000	$178,000
2016	100,000	157,000	257,000
2017	100,000	152,000	252,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
Total	$500,000	$439,000	$939,000

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2015	2014
Contract/Grant Revenue
Vaccines/BioDefense	$1,099,827	$1,321,385
BioTherapeutics	—	96,863
Total	$1,099,827	$1,418,248

Income (Loss) from Operations
Vaccines/BioDefense	$302,531	$264,810
BioTherapeutics	(1,383,167)	(650,477)
Corporate	(954,115)	(1,310,164)
Total	$(2,034,751)	$(1,695,831)
Amortization and Depreciation Expense
Vaccines/BioDefense	$9,941	$9,809
BioTherapeutics	49,866	49,072
Corporate	1,924	1,526
Total	$61,731	$60,407

Other Income / (Expense), Net
Corporate	$(1,942,943)	$747,314

Share-Based Compensation
Vaccines/BioDefense	$19,344	$10,450
BioTherapeutics	30,179	33,135
Corporate	87,640	77,672
Total	$137,163	$121,257

	Six Months Ended June 30,
	2015	2014
Contract/Grant Revenue
Vaccines/BioDefense	$1,902,141	$2,198,430
BioTherapeutics	13,972	130,415
Total	$1,916,113	$2,328,845

Income (Loss) from Operations
Vaccines/BioDefense	$387,212	$404,214
BioTherapeutics	(2,148,043)	(1,686,068)
Corporate	(1,832,187)	(2,003,886)
Total	$(3,593,018)	$(3,285,740)

Amortization and Depreciation Expense
Vaccines/BioDefense	$19,727	$19,744
BioTherapeutics	98,240	99,011
Corporate	3,690	3,739
Total	$121,657	$122,494

Other Income / (Expense), Net
Corporate	$(4,953,998)	$(994,485)

Share-Based Compensation
Vaccines/BioDefense	$43,936	$20,900
BioTherapeutics	59,435	109,256
Corporate	175,817	167,763
Total	$279,188	$297,919

	As of June 30, 2015	As of December 31, 2014

Identifiable Assets
Vaccines/BioDefense	$945,991	$1,025,220
BioTherapeutics	113,916	204,308
Corporate	4,306,282	5,724,720
Total	$5,366,189	$6,954,248

Note 9. Subsequent Event

On July 29, 2015, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with accredited institutional investors, Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (collectively the “Investors”). Under the Purchase Agreement, the Investors have agreed to purchase from the Company up to an aggregate of $10,000,000 worth of shares of the Company’s common stock, from time to time. In accordance with the Registration Rights Agreement, the Company has agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended, the shares of the Company’s common stock that may be issued to the Investors under the Purchase Agreement. As of the date of this filing the Registration Statement was not yet deemed effective by the SEC.

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes. Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2014. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures that we make in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Our Business Overview

We are a late-stage biopharmaceutical company developing product candidates intended to address unmet medical needs in the areas of inflammation, oncology, and biodefense. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

Our BioTherapeutics business segment is developing a first-in-class photo-dynamic therapy (SGX301) utilizing safe, visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203), and acute radiation enteritis (SGX201), and our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis in head and neck cancer.

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, VeloThrax™, our anthrax vaccine candidate, OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs is supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the awarded government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS. Additionally, we have entered into a global and exclusive channel collaboration with Intrexon Corporation (“Intrexon”) through which we intend to develop and commercialize a human monoclonal antibody therapy (SGX101) to treat melioidosis.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly
higher response rate (p ≤ 0.04)
compared to placebo;
Phase 3 clinical trial planned for the second half of
2015,
with data expected in the second half of 2016

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial initiated in the second half of 2013, with data expected in the second half of 2015

SGX203**	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed in June 2013, data pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;
Phase 3 clinical trial planned for the second half of 2015, with data expected in the second half of 2017

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated; Phase 2 trial planned for the first half of 2016, with data expected in the first half of 2017

Vaccine Thermostability Platform**

Soligenix Product	Indication	Stage of Development

ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

Vaccines/BioDefense Products**

Soligenix Product	Indication	Stage of Development

RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial complete; safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the second half of 2015

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical; Phase 1 clinical trial planned for second half of 2016

OrbeShield™	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943/SGX101	Melioidosis	Pre-clinical

** Contingent upon continued government contract/grant funding or other funding source

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

SGX301 has received orphan drug designation as well as Fast Track designation from the U.S. FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, orphan drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review.

We anticipate initiating a Phase 3 clinical study of SGX301 in the treatment of CTCL in the second half of 2015.

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

We are pursuing orphan drug designations for relevant indications as appropriate in both the U.S. and Europe. An orphan drug designation provides seven years and ten years of market exclusivity upon approval, in the U.S. and Europe, respectively.

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

Crohn's disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn's disease develop symptoms before 20 years of age. We estimate, based upon our review of historic published studies and reports, and an interpolation of data on the incidence of Pediatric Crohn’s disease, that Pediatric Crohn's disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion (approximately 40%) of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

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

Symptoms will usually resolve within two to six weeks after therapy has ceased. Radiation enteritis is often not a self-limited illness, as over 80% of patients who receive abdominal radiation therapy complain of a persistent change in bowel habits. Moreover, acute radiation injury increases the risk of development of chronic radiation enteropathy, and overall 5% to 15% of the patients who receive abdominal or pelvic irradiation will develop chronic radiation enteritis.

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

ThermoVax™ development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax™) vaccines. Proof-of-concept preclinical studies with ThermoVax™ indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™ and our aluminum-adjuvanted anthrax vaccine, VeloThrax™. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax™ was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we have also demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists. Additionally, the University of Colorado conducted a study that demonstrated a heat stable vaccine formulation of a human papillomavirus (HPV) vaccine.  The work was conducted by Drs. Randolph and Garcea and demonstrated the successful conversion of a commercial virus-like particle (VLP) based vaccine requiring cold-chain storage to a subunit, alum-adjuvanted, vaccine which is stable at ambient temperatures.  This work, funded by a University of Colorado Seed grant and the Specialized Program of Research Excellence (SPORE) in cervical cancer, is the first demonstration of the utility of ThermoVax™ technology for the development of a subunit based commercial vaccine.  The HPV vaccine formulation was found to be stable for at least 12 weeks at 50 degrees C.  In the study, mice immunized with the ThermoVaxTM-stabilized HPV subunit vaccine were also found to achieve immune responses similar to the commercial HPV vaccine, Cervarix®, as measured by either total antibody levels or neutralizing antibody levels.  Moreover, whereas the immune responses to Cervarix® were reduced after storage for 12 weeks at 50 degrees C, the ThermoVax™ formulated vaccine retained its efficacy. The results were published online in the European Journal of Pharmaceutics and Biopharmaceutics

(see http://www.sciencedirect.com/science/article/pii/S0939641115002416).

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

RiVax™ – Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin, and if approved, would be the first ricin vaccine. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax™ has demonstrated statistically significant (p < 0.0001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS Epub ahead of print March 9, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial completed in September 2012, sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum). The results of the Phase 1B study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1B Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for large scale manufacturing and are further establishing correlates of the human immune response in non-human primates.

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

The Center for Disease Control has classified ricin toxin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. The recent ricin threat to government officials has heightened the awareness of this toxic threat. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

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

DNI versions of rPA such as VeloThrax™ are also capable of inducing antibodies that neutralize the activity of the anthrax toxin complex. Unlike fully-functional rPA, VeloThrax™ might be given to a patient post-exposure without risk of enhancing intoxication during an infection, although clinical tests involving intravenous administration of potentially therapeutic levels of DNI rPA resulted in serious adverse events and so further development of this product as a therapeutic biological for blocking the effects of infection by B. anthracis was discontinued. Our studies of VeloThrax™ will be at a dose 1,000 times lower than previously tested for an intramuscular or intradermal vaccine.

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

The overall objective of the VeloThrax™ program is to rapidly and efficiently develop a next generation anthrax vaccine which combines a well-established, safe and relatively low risk vaccine development and dosing approach with targeted, proven innovative strategies. We expect that VeloThrax™ will combine a combination of a stable, readily manufactured mutant rPA subunit antigen with next generation, clinically compatible adjuvants which have been demonstrated to enhance potency and reduce the time and number of vaccine doses required to achieve protective titer using a variety of vaccine antigens. We believe that VeloThrax™ has the potential to provide the Public Health Emergency Medical Countermeasures Enterprise (“PHEMCE”) and the Department of Defense (“DoD”) with a safe and stable alternative to the existing licensed anthrax vaccine product. We also intend to adapt newly developed glassification technology (initially developed under an ongoing NIAID grant to stabilize exceptionally unstable ricin toxin/adjuvant formulations) to enable a thermostable, dried, single vial, pre-formulated adjuvanted rPA vaccine which is suitable for both long term storage and field use without typical cold chain constraints.

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

OrbeShield™ – for Treating GI Acute Radiation Syndrome

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

GI Acute Radiation Syndrome

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

Bp infection (melioidosis) is a major public health concern in the endemic regions of Southeast Asia and Northern Australia. In Northeast Thailand, which has the highest incidence of melioidosis, the mortality rate associated with Bp infection is over 40 percent, making it the third most common cause of death from infectious disease in that region after HIV/AIDS and tuberculosis. Bp activity is seen in Southeast Asia, South America, Africa, the Middle East, India, and Australia. The highest pockets of disease activity occur in Northern Australia and Northeast Thailand with increasing recognition of disease activity in coastal regions of India.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized payments made to legal firms that are engaged in filing and protecting rights to intellectual property rights for our current product candidates in both the domestic and international markets. We believe that patent rights are one of our most valuable assets. Patents and patent applications are key components of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industry partners. These rights can also be sold or sub-licensed as part of our strategy to partner our product candidates at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve, maintain and perhaps extend the lives of the patents. We capitalize such costs and amortize intangibles over their expected useful life - generally a period of 11 to 16 years.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on June 30, 2015. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Revenue Recognition

Principally our revenues are generated from government contracts and grants. Recording of revenue is applied in accordance with FASB ASC 605, Revenue Recognition, ASC 605-25 and/or ASU, 2009-13, Revenue Recognition – Multiple Element Arrangements. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the contracts and grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fees. These revenues are recognized when expenses have been incurred by subcontractors or when we incur reimbursable internal expenses that are related to the government contracts and grants.

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

We determine share-based compensation expense for options, warrants and shares of common stock granted to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The fair value is remeasured each reporting period until performance is complete.

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2015 Compared to June 30, 2014

For the three months ended June 30, 2015, we had a net loss of $3,977,694 as compared to a net loss of $948,517 for the same period in the prior year, representing an increase in the net loss of $3,029,177 or 319%. For the six months ended June 30, 2015, we had a net loss of $8,547,016 as compared to a net loss of $4,280,225 for the same period in the prior year, representing an increase of $4,266,791 or 100%. Included in the net loss for the three months and six months ended June 30, 2015 is the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing. The change in the fair value of the warrant liability for the three months ended June 30, 2015 and 2014 was ($1,943,494) expense, and $746,992 income, respectively. For the six months ended June 30, 2015 and 2014, the change in fair value was ($4,955,110) and ($995,098) expense, respectively.

For the three and six months ended June 30, 2015, revenues relate to government contracts and grants awarded in support of our development of OrbeShield™ for the treatment of GI ARS and RiVax™, and other development programs. For the three months ended June 30, 2015, we had revenues of $1,099,827 as compared to $1,418,248 for the same period in the prior year, representing a decrease of $318,421 or 22%. For the six months ended June 30, 2015, we had revenues of $1,916,113 as compared to $2,328,845 for the same period in the prior year, representing a decrease of $412,732 or 18%. The decrease in revenues was primarily related to our ThermoVax™ grant expiring during the fourth quarter of 2014.

We incurred costs related to those revenues for the three months ended June 30, 2015 and 2014 of $816,702 and $1,034,584, respectively, representing a decrease of $217,882, or 21%. For the six months ended June 30, 2015, costs related to revenues were $1,344,101 as compared to $1,663,565 for the same period in the prior year, representing a decrease of $319,464 or 19%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to the contracts and grants.

Our gross profit for the three months ended June 30, 2015 was $283,125 as compared to $383,664 for the same period in 2014, representing a decrease of $100,539 or 26%. For the six months ended June 30, 2015, gross profit was $572,012 as compared to $665,280 for the same period in the prior year representing a decrease of $93,268 or 14%. The decrease is primarily due to the reduction in revenue related to our ThermoVax™ grant expiring during the fourth quarter of 2014.

Research and development expenses increased by $229,690 or 19%, to $1,442,914 for the three months ended June 30, 2015 as compared to $1,213,224 for the same period in 2014. For the six months ended June 30, 2015, research and development expenses were $2,472,798 compared to $2,243,845 for the same period in 2014, reflecting an increase of $228,953 or 10%. This increase for the three and six months ended June 30, 2015 was due to the manufacture of clinical supplies to support the Phase 3 trial of SGX301 for the treatment of CTCL.

General and administrative expenses increased by $8,691 or 1%, to $874,962 for the three months ended June 30, 2015 as compared to $866,271 for the same period in 2014. For the six months ended June 30, 2015, general and administrative expenses were $1,692,232 compared to $1,707,175, reflecting a decrease of $14,943 or 1%.

Other income (expense) for the three months ended June 30, 2015 was ($1,942,943) as compared $747,314 for the same period in 2014, reflecting a change of ($2,690,257). For the six months ended June 30, 2015 and 2014, other (expense) was ($4,953,998) and ($994,485), respectively, reflecting a change of ($3,959,513). The change in both the three and six months ended June 30, 2015 is primarily due to the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

Financial Condition

Cash and Working Capital

As of June 30, 2015, we had cash and cash equivalents of $4,035,578 as compared to $5,525,094 as of December 31, 2014, representing a decrease of $1,489,516 or 27%. As of June 30, 2015, we had working capital of $2,328,147 which excludes a non-cash warrant liability of $6,201,555, as compared to working capital of $3,174,214, which excludes a non-cash warrant liability of $3,789,562, as of December 31, 2014, representing a decrease of $846,067 or 27%. The decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer and manufacture of clinical supplies to support the Phase 3 trial of SGX301 for the treatment of CTCL.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the Lincoln Park equity line and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from the date of this filing.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $49.5 million in active contract and grant funding still available to support our associated research programs through 2015 and beyond. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies.

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.

●	We will pursue NOL sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $616,872 in proceeds from the sale of NJ NOL in 2014, we expect to participate in the program during 2015 and beyond as the program is available.

●	We have a $10.6 million equity facility, with Lincoln Park, through October 2016, of which approximately $8.4 million is available as of June 30, 2015.

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $15.0 million before any grant reimbursements, of which $5.3 million relates to the BioTherapeutics business and $9.7 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $9.7 million to offset research and development expenses of the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed under grants for the six months ended June 30:

	2015	2014
Research & Development Expenses
Oral BDP	$-	$698,193
RiVax™ and ThermoVax™ Vaccines	176,219	257,128
SGX942	1,116,234	1,158,368
SGX943/101	10,671	-
SGX301	1,024,153	-
Other	145,521	130,156
Total	$2,472,798	$2,243,845

Reimbursed under Government Contracts and Grants
Oral BDP	$959,627	$1,257,927
RiVax™ and ThermoVax™ Vaccines	303,397	309,109
Other	81,077	96,529
Total	1,344,101	1,663,565

Grand Total	$3,816,899	$3,907,410

Contractual Obligations

We have commitments of approximately $500,000 as of June 30, 2015 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On April 27, 2013, we entered into an exclusive channel collaboration agreement (the “Channel Agreement”) with Intrexon to use Intrexon’s advanced human antibody discovery, isolation and production technologies for the development of human monoclonal antibody therapies for a new biodefense application targeting melioidosis. The Channel Agreement grants an exclusive worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of products for the treatment of melioidosis through the use of exogenously produced human recombinant monoclonal antibodies. The Channel Agreement, upon clinical or commercialization success, may require certain milestone payments up to $7 million, if and when achieved.

In February 2007, our Board of Directors authorized the issuance of 50,000 shares of our common stock to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party. Dr. Schaber’s amended employment agreement includes our obligation to issue such shares if such event occurs.

As a result of these above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2015	$100,000	$78,000	$178,000
2016	100,000	157,000	257,000
2017	100,000	152,000	252,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
Total	$500,000	$439,000	$939,000

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2015, the Company issued 10,000 shares of common stock to a vender for partial consideration for services performed. The per share issuing price of the Company’s common stock was $1.53.

On May 12, 2015, the Company issued 1,243 shares of common stock to a vender for partial consideration for services performed. The per share issuing price of the Company’s common stock was $1.69.

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

SOLIGENIX, INC.

August 12, 2015	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2015	by	/s/ Joseph M. Warusz
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

