Form 10-Q
period 2015-09-30
SOLIGENIX, INC.
filed 2015-11-12
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 112b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

As of November 2, 2015; 27,242,393 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,033,326	$5,525,094
Contracts and grants receivable	1,864,743	794,767
Prepaid expenses	158,158	172,928
Total current assets	6,056,227	6,492,789

Office furniture and equipment, net	54,398	51,510
Intangible assets, net	244,661	409,949
Total assets	$6,355,286	$6,954,248

Liabilities and shareholders’ deficiency
Current liabilities:
Notes payable	$286,399	$-
Accounts payable	4,347,421	3,003,545
Warrant liability	2,139,599	3,789,562
Accrued compensation	48,086	315,030
Total current liabilities	6,821,505	7,108,137

Commitments and contigencies

Shareholders’ equity deficiency:
Preferred stock; 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 27,066,511 shares and 23,936,568 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	27,067	23,937
Additional paid-in capital	144,325,731	138,868,523
Accumulated deficit	(144,819,017)	(139,046,349)
Total shareholders’ deficiency	(466,219)	(153,889)
Total liabilities and shareholders’ deficiency	$6,355,286	$6,954,248

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Contract revenue	$3,874,199	$2,194,909	$5,668,746	$3,753,406
Grant revenue	5,476	592,800	127,042	1,363,148

Total revenues	3,879,675	2,787,709	5,795,788	5,116,554
Cost of revenues	(3,050,814)	(2,109,530)	(4,394,915)	(3,773,095)
Gross profit	828,861	678,179	1,400,873	1,343,459

Operating expenses:
Research and development	1,259,015	1,089,179	3,731,813	3,333,024
Acquired in-process research and development	-	4,000,000	-	4,000,000
Research and development	1,259,015	5,089,179	3,731,813	7,333,024
General and administrative	839,512	730,378	2,531,744	2,437,553

Total operating expenses	2,098,527	5,819,557	6,263,557	9,770,577

Loss from operations	(1,269,666)	(5,141,378)	(4,862,684)	(8,427,118)

Other income (expense):
Change in fair value of warrant liability	4,047,742	791,395	(907,368)	(203,703)
Interest income (expense), net	(3,728)	428	(2,616)	1,041
Net income (loss)	$2,774,348	$(4,349,555)	$(5,772,668)	$(8,629,780)

Basic net income / (loss) per share	$0.10	$(0.21)	$(0.23)	$(0.43)
Diluted net loss per share	$(0.05)	$(0.21)	$(0.23)	$(0.43)
Basic weighted average common shares outstanding	26,482,402	20,671,097	25,539,296	20,120,035
Diluted weighted average common shares outstanding	28,290,584	20,671,097	25,539,296	20,120,035

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Deficiency

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2014	23,936,568	$23,937	$138,868,523	$(139,046,349)	$(153,889)
Issuance of common stock pursuant to Lincoln Park equity line	613,611	614	1,114,411	-	1,115,025
Issuance of common stock pursuant to Equity Line Purchase Agreement	609,535	610	499,390	-	500,000
Stock issuance cost associated with Equity Line Purchase Agreement	-	-	(453,162)	-	(453,162)
Issuance of common stock to vendors	127,243	127	190,134	-	190,261
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	2,557,331	-	2,557,331
Warrants exercises	1,746,429	1,746	1,115,775	-	1,117,521
Issuance of shares from exercise of stock options	33,125	33	19,217	-	19,250
Share-based compensation expense	-	-	414,112	-	414,112
Net loss	-	-	-	(5,772,668)	(5,772,668)
Balance, September 30, 2015	27,066,511	$27,067	$144,325,731	$(144,819,017)	$(466,219)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2015	2014
Operating activities:
Net loss	$(5,772,668)	$(8,629,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	184,496	183,960
Warrants issued to vendors	-	4,775
Change in fair value of warrant liability	907,368	203,703
Issuances of common stock for acquisition of in-process research and development	-	4,000,000
Issuances of common stock to vendors	190,261	106,042
Amortization of discount on debt	4,328	-
Share-based compensation	414,112	458,914
Change in operating assets and liabilities:
Grants receivable	(1,069,976)	(470,957)
Taxes receivable	-	750,356
Prepaid expenses	14,770	(70,116)
Accounts payable	1,343,876	1,539,036
Accrued compensation	(266,942)	(173,755)
Total adjustments	1,722,293	6,531,958
Net cash used in operating activities	(4,050,375)	(2,097,822)

Investing activities:

Purchase of fixed assets	(22,098)	(47,025)
Net cash used in investing activities	(22,098)	(47,025)

Financing activities:
Proceeds from issuance of common stock pursuant to equity lines	1,615,025	470,475
Stock issuance costs associated with equity line purchase agreement	(171,091)	-
Proceeds from exercise of warrants and options	1,136,771	28,079
Net cash provided by financing activities	2,580,705	498,554

Net decrease in cash and cash equivalents	(1,491,768)	(1,646,293)
Cash and cash equivalents at beginning of period	5,525,094	5,856,242
Cash and cash equivalents at end of period	$4,033,326	$4,209,949

Supplemental disclosure of non cash investing and financing activities:
Reclassification of warrant liability to additional paid in capital upon partial exercise of warrants issued in unit offering	$2,557,331	$1,055,490
Notes payable issued in connection with Equity Purchase Agreement	$282,071	$-

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. The Company maintains two active business segments: BioTherapeutics and Vaccines/BioDefense.

The Company’s BioTherapeutics business segment is developing a first-in-class photodynamic therapy (SGX301) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and its novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis.

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine candidate, VeloThrax™, an anthrax vaccine candidate, OrbeShield™, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a melioidosis therapeutic candidate. The development of the vaccine programs currently supported by the heat stabilization technology, known as ThermoVaxTM, under existing and on-going government contract funding. With awarded government contracts from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. The Company plans to use the funds received under the government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS.

The Company generates revenues under government grants primarily from the National Institutes of Health (the “NIH”) and government contracts from BARDA and NIAID.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, litigation, and product liability. Results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of September 30, 2015, the Company had cash and cash equivalents of $4,033,326 as compared to $5,525,094 as of December 31, 2014, representing a decrease of $1,491,768 or 27%. As of September 30, 2015, the Company had working capital of $1,374,321, which excludes the non-cash warrant liability of $2,139,599, as compared to working capital of $3,174,214, which excludes a non-cash warrant liability of $3,789,562 as of December 31, 2014, representing a decrease of $1,799,893, or 57%. The decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer and manufacture of clinical supplies to support the Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from its government contract and grant programs, availability of funds from equity lines and proceeds from the state of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Management’s business plan can be outlined as follows:

●	Initiate a Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis;
●	Develop RiVax™ and VeloThrax™ in combination with the Company’s ThermoVax™, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccine/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $45.6 million in active government contract and grant funding still available to support its associated research programs through 2015 and beyond. The Company plans to submit additional grant and contract applications for further support of its programs with various funding agencies.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $616,872 in proceeds of the sale of NJ NOL in 2014, the Company expects to participate in the program during 2015 and beyond.
●	The Company has an aggregate of $17.9 available from equity facilities through 2016.
●	The Company may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for its current products in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from Soligenix’s academic and industry partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve, maintain the Company’s rights and perhaps extend the lives of the patents. The Company capitalizes such costs and amortizes intangibles on a straight-line basis over their expected useful life – generally a period of 11 to 16 years.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the three and nine months ended September 30, 2015 and 2014.

The Company did not capitalize any patent related costs during the three and nine months ended September 30, 2015 and 2014.

Impairment of Long-Lived Assets

Office furniture and equipment and intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involves significant judgment.

The Company did not record any impairment of long-lived assets for the three and nine months ended September 30, 2015 and 2014.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2015. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the Company’s June 2013 registered public offering were accounted for as derivatives. See Note 4, Warrant Liability.

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

Accounting for Warrants

The Company considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. The Company evaluated the provisions in our outstanding warrants and determined that warrants issued in connection with the Company’s June 2013 registered public offering contains provisions that protect holders from a decline in the issue price of the Company’s common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to the Company’s stock and therefore are accounted for as equity instruments for 2015 and 2014.

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

Share-based compensation expense for options, warrants and shares of common stock granted to non-employees has been determined in accordance with FASB ASC 718 Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. The fair value is remeasured each reporting period until performance is complete.

During the nine months ended September 30, 2015 the Company issued 125,340 stock options at a weighted average exercise price of $1.44 per share. The fair value of options issued during the nine months ended September 30, 2015 and 2014 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatilities ranging from 136% - 141% and 129% - 165% for 2015 and 2014, respectively;
●	forfeitures at a rate of 12%; and
●	risk-free interest rates ranging from 0.99% - 1.34% and 1.05% - 1.43% for 2015 and 2014, respectively.

The weighted average fair value of each option grant made during 2015 and 2014 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2015 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2015 and 2014. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2015 or December 31, 2014.

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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Numerator:
Net income/(loss) for basic earnings per share	$2,774,348	$(4,349,555)	$(5,772,668)	$(8,629,780)
Less change in fair value of warrant liability	4,047,742	-	-	-
Net loss for diluted earnings per share	$(1,273,394)	$(4,349,555)	$(5,772,668)	$(8,629,780)
Denominator:
Weighted-average basic common shares outstanding	26,482,402	20,671,097	25,539,296	20,120,035
Assumed conversion of dilutive securities:	1,808,182	-	-	-
Denominator for diluted earnings per share – adjusted weighted-average shares	28,290,584	20,671,097	25,539,296	20,120,035
Basic net income/(loss) per share	$0.10	$(0.21)	$(0.23)	$(0.43)
Diluted net loss per share	$(0.05)	$(0.21)	$(0.23)	$(0.43)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Common stock purchase warrants	1,889,191	6,100,182	4,926,119	6,100,182
Stock options	2,300,737	2,200,147	2,300,737	2,200,147
Total	4,189,928	8,300,329	7,226,856	8,300,329

The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2015 were $2.33 and $0.80 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
September 30, 2015
Licenses	4.0	$462,234	$326,867	$135,367
Patents	1.3	1,893,185	1,783,891	109,294
Total	2.0	$2,355,419	$2,110,758	$244,661
December 31, 2014
Licenses	4.7	$462,234	$306,495	$155,739
Patents	1.9	1,893,185	1,638,975	254,210
Total	2.6	$2,355,419	$1,945,470	$409,949

Amortization expense was $55,929 and $56,265 for the three months ended September 30, 2015 and 2014, respectively, and $165,288 and $166,298 for the nine months ended September 30, 2015 and 2014, respectively.

Based on the balance of licenses and patents at September 30, 2015, the expected annual amortization expense for each of the succeeding five years is expected to approximate as follows:

Year	Amortization Expense
October 1 through December 31, 2015	$50,900
2016	$81,900
2017	$37,300
2018	$37,300
2019	$37,300

License fees and royalty payments are expensed as incurred as the Company does not attribute any future benefits to such payments.

Note 4. Notes Payable

On July 29, 2015, the Company entered into equity purchase agreements (the “Equity Line Purchase Agreements”) and registration rights agreements with certain accredited institutional investors. Under the Equity Line Purchase Agreements, the investors have agreed to purchase from the Company up to an aggregate of $10 million worth of shares of common stock, from time to time.

In consideration for entering into the Equity Line Purchase Agreements, the Company issued to the investors promissory notes having an aggregate principal amount of $300,000 for stock issuance costs. The promissory notes are payable by April 15, 2016, with an issuance date present value of $282,071. The promissory notes did not include terms for interest, therefore the interest was imputed. Total discount amortization of $4,328 was recorded as interest expense during each of the three and nine months ended September 30, 2015. The discount is being accreted over the term of the promissory notes using the effective interest rate method.

Note 5. Warrant Liability

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

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. On September 30, 2015, the closing price of the Company’s common stock as reported on OTC Markets was $1.07. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2014 through September 30, 2015, the Company recognized a non-cash charge of $907,368 for the change in the fair value of the warrant liability for the nine months ended September 30, 2015.

The assumptions used in connection with the valuation of warrants issued were as follows:

	December 31, 2014	Exercised During 2015	September 30, 2015
Number of shares underlying the warrants	4,723,357	1,686,429	3,036,928
Exercise price	$0.61	$0.61	$0.61
Volatility	128%	117-119%	83%
Risk-free interest rate	1.38%	0.81-1.06%	0.92%
Expected dividend yield	0	0	0
Expected warrant life (years)	3.5	3.01-3.33	2.74
Stock Price	$0.98	$1.69-$2.22	$1.07

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the nine months ended September 30, 2015 for the financial liability categorized as Level 3 as of September 30, 2015.

	December 31, 2014	Decrease from Warrants Exercised in 2015	Increase in Fair Value	September 30, 2015
Warrant liability	$3,789,562	$(2,557,331)	$907,368	$2,139,599

Note 6. Income Taxes

The Company had NOLs at December 31, 2014 of approximately $85,619,000 for federal tax purposes and approximately $4,748,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which will begin to expire in 2018. In addition, the Company has $3,556,000 of various tax credits from 2018 to 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions.

The Company has no tax provision for the three and nine month periods ended September 30, 2015 and 2014 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 7. Shareholders’ Deficiency

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the nine months ended September 30, 2015, the Company issued the following shares of common stock:

●	In several separate transactions, the Company issued 1,746,429 shares of common stock in connection with warrant exercises;
●	In several separate transactions, the Company issued 613,611 shares of common stock pursuant to the equity line with Lincoln Park Capital Fund, LLC;
●	The Company issued 609,535 shares of common stock pursuant to the Equity Line Purchase Agreement;
●	In several separate transactions, the Company issued 127,243 shares of common stock as partial consideration for services performed.
●	In three transactions, the Company issued 33,125 shares of common stock in connection with stock option exercises.

Equity Line Purchase Agreement

On July 29, 2015, the Company entered into the Equity Line Purchase Agreements and a registration rights agreements with accredited institutional investors, Kodiak Capital Group, LLC (“Kodiak Capital”), Kingsbrook Opportunities Master Fund LP (“Kingsbrook”) and River North Equity, LLC (“River North” and, together with Kodiak Capital and Kingsbrook, the “Investors”). Under the Equity Line Purchase Agreements, the Investors agreed to purchase from the Company up to an aggregate of $10 million worth of shares of common stock, from time to time. In accordance with the registration rights agreements, the Company has filed with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement to register for resale under the Securities Act of 1933, as amended, the shares of common stock that may be issued to the Investors under the Equity Line Purchase Agreements.

From the date that the SEC declared the registration statement effective until December 31, 2016, the Company has the right to sell up to $5 million, $4 million and $1 million worth of shares of common stock to Kodiak Capital, Kingsbrook and River North, respectively. The Company will control the timing and amount of future sales, if any, of common stock to the Investors under the Equity Line Purchase Agreements. The purchase price of the shares will be equal to eighty percent (80%) of the lowest daily volume weighted average price of the common stock for any trading day during the five consecutive trading days immediately following the date of the Company’s notice to the Investors requesting the purchase. There is no minimum amount that the Company may require the Investors to purchase at any one time. The Company may not require the Investors to purchase more than $3 million worth of shares of common stock during any seven day period and may not require any of the Investors to purchase shares of common stock if such purchase would result in such Investor’s beneficial ownership exceeding 9.99% of the outstanding common stock.

The Equity Line Purchase Agreements contain customary representations, warranties, covenants, closing conditions, and indemnification and termination provisions. Each of the Investors has covenanted not to cause or engage in any manner whatsoever any direct or indirect short selling of the common stock.

In consideration for entering into the Equity Line Purchase Agreements, the Company issued to each of the Investors a promissory note having a principal amount equal to 3% of the total amount committed by such Investor. The principal amount due under the promissory notes does not accrue interest and is payable by April 15, 2016 (see Note 4).

The Equity Line Purchase Agreements may be terminated by the Company at any time at its discretion without any cost to the Company.

The initial drawdown under the Equity Line Purchase Agreements was $500,000 offset by issuance cost of $453,162, which is included in the Consolidated Statements of Changes in Shareholders’ Deficiency. Issuance costs include professional fees, 3% commitment fee (promissory notes payable by April 15, 2016) and SEC filing fees.

Note 8. Commitments and Contingencies

The Company has commitments of approximately $475,000 as of September 30, 2015 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

As a result of these agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2015	$75,000	$39,000	$114,000
2016	100,000	157,000	257,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
Total	$475,000	$399,000	$874,000

Note 9. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended September 30,
	2015	2014
Contract/Grant Revenue
Vaccines/BioDefense	$3,879,675	$2,729,854
BioTherapeutics	-	57,855
Total	$3,879,675	$2,787,709

Income (Loss) from Operations
Vaccines/BioDefense	$653,415	$545,728
BioTherapeutics	(959,065)	(4,855,765)
Corporate	(964,016)	(831,341)
Total	$(1,269,666)	$(5,141,378)

Amortization and Depreciation Expense
Vaccines/BioDefense	$10,093	$9,922
BioTherapeutics	50,673	49,985
Corporate	2,074	1,561
Total	$62,840	$61,468

Other Income, Net
Corporate	$4,044,014	$791,823

Share-Based Compensation
Vaccines/BioDefense	$19,344	$17,224
BioTherapeutics	29,180	33,118
Corporate	86,400	110,653
Total	$134,924	$160,995

	Nine Months Ended September 30,
	2015	2014
Contract/Grant Revenue
Vaccines/BioDefense	$5,781,816	$4,928,284
BioTherapeutics	13,972	188,270
Total	$5,795,788	$5,116,554

Income (Loss) from Operations
Vaccines/BioDefense	$1,040,627	$949,032
BioTherapeutics	(3,094,883)	(6,541,832)
Corporate	(2,808,428)	(2,834,318)
Total	$(4,862,684)	$(8,427,118)

Amortization and Depreciation Expense
Vaccines/BioDefense	$29,820	$29,666
BioTherapeutics	148,913	148,995
Corporate	5,763	5,299
Total	$184,496	$183,960

Other (Expense), Net
Corporate	$(909,984)	$(202,662)

Share-Based Compensation
Vaccines/BioDefense	$63,280	$38,124
BioTherapeutics	88,615	142,374
Corporate	262,217	278,416
Total	$414,112	$458,914

	As of September 30, 2015	As of December 31, 2014
Identifiable Assets
Vaccines/BioDefense	$2,041,905	$1,025,220
BioTherapeutics	96,424	204,308
Corporate	4,216,957	5,724,720
Total	$6,355,286	$6,954,248

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes. Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2014. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures that we make in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. We provide addresses to internet sites solely for the information of investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

Our Business Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

Our BioTherapeutics business segment is developing a first-in-class photodynamic therapy (SGX301) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203), and acute radiation enteritis (SGX201), and our novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis in head and neck cancer.

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, VeloThrax™, our anthrax vaccine candidate, OrbeShield™, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate, and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the awarded government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS.

An outline for our business strategy follows:

●	Initiate a Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Conduct a Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Initiate a Phase 3 clinical trial of oral BDP, known as SGX203 for the treatment of pediatric Crohn’s disease;
●	Evaluate the effectiveness of oral BDP in other therapeutic indications involving inflammatory conditions of the GI tract such as prevention of acute radiation enteritis;
●	Develop RiVax™ and VeloThrax™ in combination with our ThermoVax™ technology, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies.

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

Phase 3 clinical trial planned for the second half of 2015, with data expected in the second half of 2016

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial initiated in the second half of 2013, with data expected in the second half of 2015

SGX203**	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed June 2013, data pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;

Phase 3 clinical trial planned for the first half of 2016, with data expected in the second half of 2017

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated; Phase 2 trial planned for the second half of 2016, with data expected in the first half of 2017

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax™	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

Vaccines/BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial complete; safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the first half of 2016

VeloThrax™	Vaccine against Anthrax Poisoning	Pre-clinical; Phase 1 clinical trial planned for second half of 2016

OrbeShield™	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943	Melioidosis	Pre-clinical

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

Hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, after six weeks of twice weekly therapy, a majority of patients experienced a statistically significant (p-value ≤ 0.04) improvement with topical hypericin treatment whereas the placebo was ineffective: 58.3% compared to 8.3%, respectively.

SGX301 has received orphan drug designation as well as Fast Track designation from the U.S. FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven year term of market exclusivity for SGX301 upon final FDA approval, orphan drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 also was granted orphan drug designation from the European Medicines Agency Committee for Orphan Medical Products.

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

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is our product candidate containing our IDR technology platform, SGX94, targeting the treatment of oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received Fast Track designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA.

We initiated a Phase 2 clinical study of SGX942 in the treatment of oral mucositis in head and neck cancer patients in the second half of 2013 and expect to complete this trial in the fourth quarter of 2015.

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

We are pursuing orphan drug designations for relevant indications as appropriate in both the U.S. and Europe. An orphan drug designation provides for seven and ten years of market exclusivity upon approval in the U.S. and Europe, respectively.

SGX203 –for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 orphan drug designation as well as Fast Track designation for the treatment of pediatric Crohn's disease.

We anticipate initiating a Phase 3 clinical study of SGX203 in the treatment of pediatric Crohn’s disease in the first half of 2016.

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

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. In 2012, we completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute (“NIH”) Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year Small Business Innovation and Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). We are currently working with our Radiation Enteritis medical advisory board in pursuing additional funding from the NIH to support the clinical development program.

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

Vaccines/BioDefense Overview

ThermoVax™ – Thermostability Technology

Our thermostability technology, ThermoVax™, is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax™ lies in its potential ability to eliminate the need for cold chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. We believe that the savings realized from the elimination of cold chain costs and related product losses would in turn significantly increase the profitability of vaccine products. We believe that elimination of the cold chain could further facilitate the use of these vaccines in the lesser developed parts of the world. ThermoVax™ has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

ThermoVax™ development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax™) vaccines. Proof-of-concept preclinical studies with ThermoVax™ indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™ and our aluminum-adjuvanted anthrax vaccine, VeloThrax™. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax™ was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we have also demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists. Additionally, the University of Colorado conducted a study that demonstrated a heat stable vaccine formulation of a human papillomavirus (HPV) vaccine.  The work was conducted by Drs. Randolph and Garcea and demonstrated the successful conversion of a commercial virus-like particle (VLP) based vaccine requiring cold chain storage to a subunit, alum-adjuvanted, vaccine which is stable at ambient temperatures.  This work, funded by a University of Colorado Seed grant and the Specialized Program of Research Excellence (SPORE) in cervical cancer, is the first demonstration of the utility of ThermoVax™ technology for the development of a subunit based commercial vaccine.  The HPV vaccine formulation was found to be stable for at least 12 weeks at 50 degrees C.  In the study, mice immunized with the ThermoVax™-stabilized HPV subunit vaccine were also found to achieve immune responses similar to the commercial HPV vaccine, Cervarix®, as measured by either total antibody levels or neutralizing antibody levels.  Moreover, whereas the immune responses to Cervarix® were reduced after storage for 12 weeks at 50 degrees C, the ThermoVax™ formulated vaccine retained its efficacy. The results were published online in the European Journal of Pharmaceutics and Biopharmaceutics

(see http://www.sciencedirect.com/science/article/pii/S0939641115002416).

We also entered into a collaboration agreement with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, University of Hawaiʻi at Mānoa and Hawaii Biotech, Inc. (“HBI”) to develop a heat stable subunit Ebola vaccine. Dr. Lehrer, a co-inventor of the Ebola vaccine with HBI, has shown proof of concept efficacy with subunit Ebola vaccines in non-human primates. The most advanced Ebola vaccines involve the use of vesicular stomatitis virus and adenovirus vectors – live, viral vectors which complicate the manufacturing, stability and storage requirements. Dr. Lehrer’s vaccine candidate is based on highly purified recombinant protein antigens, circumventing many of these manufacturing difficulties. Dr. Lehrer and HBI have developed a robust manufacturing process for the required proteins. Application of ThermoVax™ may allow for a product that can avoid the need for cold chain distribution and storage, yielding a vaccine ideal for use in both the developed and developing world.

We intend to seek out potential partnerships with companies marketing FDA/ex-U.S. health authority approved Alum adjuvanted vaccines and currently developing Alum adjuvanted vaccines that are interested in eliminating the need for cold chain for their products. We believe that ThermoVax™ will enable us to expand our vaccine development expertise beyond biodefense into the infectious disease space and also has the potential to allow for the development of multivalent vaccines (e.g., combination ricin-anthrax vaccine).

RiVax™ – Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin, and if approved, would be the first ricin vaccine. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax™ has demonstrated statistically significant (p < 0.0001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, (PNAS Epub ahead of print March 9, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial completed in September 2012, sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum). The results of the Phase 1B study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1B Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for large scale manufacturing and are further establishing correlates of the human immune response in non-human primates.

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

SGX943– for Treating Melioidosis

SGX943 uses the same active ingredient as SGX94 and is being developed in preclinical studies as a potential treatment for melioidosis. Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), we believe it is particularly relevant for antibiotic-resistant bacteria. The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work. In February 2014, we were awarded a one-year NIAID SBIR award of approximately $300,000 to further evaluate SGX943 as a potential treatment for melioidosis. Preclinical results to date have demonstrated that SGX943 treatment, in combination with standard of care antibiotics such as doxycycline, can statistically significantly enhance survival in a lethal murine pneumonic melioidosis model (p< 0.001).

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

Beyond its public health significance, Bp and the closely-related Burkholderia mallei (“Bm”) are considered possible biological warfare agents by the DHHS because of the potential for widespread dissemination through aerosol. Bp, like its relative Bm, the cause of Glanders, was studied by the U.S. as a potential biological warfare agent, but was never weaponized. It has been reported that the Soviet Union was also experimenting with Bp as a biological warfare agent. Both Bp and Bm have been designated high priority threats by the DHHS in its PHEMCE Strategy released in 2012 and are classified as Category B Priority Pathogens by NIAID.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized payments made to legal firms that are engaged in filing and protecting rights to intellectual property rights for our current product candidates in both the domestic and international markets. We believe that patent rights are one of our most valuable assets. Patents and patent applications are key components of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industry partners. These rights can also be sold or sub-licensed as part of our strategy to partner our product candidates at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve, maintain and perhaps extend the lives of the patents. We capitalize such costs and amortize intangibles on a straight-line basis over their expected useful life - generally a period of 11 to 16 years.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the three and nine months ended September 30, 2015 and 2014.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on September 30, 2015. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the provisions in our outstanding warrants and determined that warrants issued in connection with our June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to our own stock and therefore are accounted for as equity instruments for 2015 and 2014.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to September 30, 2014

For the three months ended September 30, 2015, we had net income of $2,774,348 as compared to a net loss of $4,349,555 for the same period in the prior year, representing an increase of $7,123,903 or 164%. For the nine months ended September 30, 2015, we had a net loss of $5,772,668 as compared to a net loss of $8,629,780 for the same period in the prior year, representing a decrease of $2,857,112 or 33%. Included in the net income for the three months and the net loss for the nine months ended September 30, 2015 is the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing. The change in the fair value of the warrant liability for the three months ended September 30, 2015 and 2014 resulted in income of $4,047,742 and $791,395, respectively. The change in the fair value of the warrant liability is attributable to an increase/decrease in warrants as a result of warrants exercised, a decrease in the remaining warrant term and change in our closing stock price. For the nine months ended September 30, 2015 and 2014, the change in fair value resulted in an expense of ($907,368) and ($203,703), respectively.

For the three and nine months ended September 30, 2015, revenues relate to government contracts and grants awarded in support of our development of OrbeShield™ for the treatment of GI ARS and RiVax™, and other development programs. For the three months ended September 30, 2015, we had revenues of $3,879,675 as compared to $2,787,709 for the same period in the prior year, representing an increase of $1,091,966 or 39%. For the nine months ended September 30, 2015, we had revenues of $5,795,788 as compared to $5,116,554 for the same period in the prior year, representing an increase of $679,234 or 13%. The increase in revenues is primarily related to continued progress on our OrbeShield™ and RiVax™ contracts.

We incurred costs related to those revenues for the three months ended September 30, 2015 and 2014 of $3,050,814 and $2,109,530, respectively, representing an increase of $941,284, or 45%. For the nine months ended September 30, 2015, costs related to revenues were $4,394,915 as compared to $3,773,095 for the same period in the prior year, representing an increase of $621,820, or 16%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to our contracts and grants.

Our gross profit for the three months ended September 30, 2015 was $828,861 as compared to $678,179 for the same period in 2014, representing an increase of $150,682 or 22%. For the nine months ended September 30, 2015, gross profit was $1,400,873 as compared to $1,343,459 for the same period in the prior year, representing an increase of $57,414, or 4%. The increase is primarily due to our government contracts which provide a management fee and higher negotiated reimbursement for fixed overhead as compared to our government grants.

Research and development expense for the three months ended September 30, 2015 was $1,259,015 as compared to $5,089,179 for the same period in 2014, representing a decrease of $3,830,164, or 75%. This decrease is primarily related to the acquisition of certain assets related to a synthetic hypericin product candidate, which we refer to as SGX301, from Hy Biopharma, Inc. (“Hy Biopharma”) for $4,000,000, which was charged to research and development expense due to the fact the acquired assets will be used in our current research and development program activities and do not have alternate future use pursuant to generally accepted accounting principles in the United States. For the nine months ended September 30, 2015, research and development expense was $3,731,813 as compared to $7,333,024 for the same period in the prior year, representing a decrease of $3,601,211 or 49%. This decrease is primarily a result of the acquisition of assets from Hy Biopharma.

General and administrative expenses for the three months ended September 30, 2015 were $839,512 as compared to $730,378 for the same period in 2014, representing an increase of $109,134 or 15%. For the nine months ended September 30, 2015, general and administrative expenses were $2,531,744 as compared to $2,437,553, representing an increase of $94,191 or 4%. The increase for the three and nine months ended September 30, 2015 is due to increased spending on outside professional services.

Other income for the three months ended September 30, 2015 was $4,044,014 as compared to $791,823, reflecting an increase in income of $3,252,191. For the nine months ended September 30, 2015 other (expense) was $(909,984) as compared to $(202,662), reflecting an increase in expense of ($707,322). The change in both the three and nine months ended September 30, 2015 is primarily due to the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

Financial Condition

Cash and Working Capital

As of September 30, 2015, we had cash and cash equivalents of $4,033,326 as compared to $5,525,094 as of December 31, 2014, representing a decrease of $1,491,768 or 27%. As of September 30, 2015, we had working capital of $1,374,321, which excludes a non-cash warrant liability of $2,139,599, as compared to working capital of $3,174,214, which excludes a non-cash warrant liability of $3,789,562, as of December 31, 2014, representing a decrease of $1,799,893 or 57%. The decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer and manufacture of clinical supplies to support the Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from our government contract and grant programs, proceeds available from various equity lines and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $45.6 million in active contract and grant funding still available to support our associated research programs through 2015 and beyond. We plan to submit additional grant and contract applications for further support of these programs with various funding agencies.
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
●	We will pursue NOL sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $616,872 in proceeds from the sale of NJ NOL in 2014, we expect to participate in the program during 2015 and beyond as the program is available;
●	We have an aggregate of $17.9 million available from equity facilities through 2016.
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $17.7 million before any grant reimbursements, of which $8.0 million relates to the BioTherapeutics business and $9.7 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $9.7 million to offset research and development expenses of the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed under grants for the nine months ended September 30:

	2015	2014
Research & Development Expenses
Oral BDP	$548,061	$867,374
RiVax™ and ThermoVax™ Vaccines	381,172	475,370
SGX943	10,671	-
SGX301	1,310,279	4,000,000
SGX942	1,179,335	1,817,446
Other	302,295	172,834
Total	$3,731,813	$7,333,024

Reimbursed under Government Contracts and Grants
Oral BDP	3,748,875	2,948,995
RiVax™ and ThermoVax™ Vaccines	561,297	645,802
Other	84,743	178,298
Total	4,394,915	3,773,095

Grand Total	$8,126,728	$11,106,119

Contractual Obligations

We have commitments of approximately $475,000 as of September 30, 2015 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of a synthetic hypericin product candidate, SGX301. As consideration for the assets acquired, we paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of its outstanding stock.

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

As a result of these above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2015	$75,000	$39,000	$114,000
2016	100,000	157,000	257,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
Total	$475,000	$399,000	$874,000

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

PART II - OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements, except as required by law.

The sale of our common stock pursuant to the terms of the Equity Line Purchase Agreements could cause the price of our common stock to decline.

On July 29, 2015, we entered into equity purchase agreements (the “Equity Line Purchase Agreements”) with certain accredited investors (the “Investors”).  Pursuant to the Equity Line Purchase Agreements, the Investors have committed to purchase up to an aggregate of $10 million of our common stock.  The shares that may be sold pursuant to the Equity Line Purchase Agreements in the future may be sold by us to the Investors at our sole discretion from time to time, commencing on August 21, 2015, the date on which the U.S. Securities and Exchange Commission declared effective the registration statement registering the resale of the shares of common stock that may be issued to the Investors under the Equity Line Purchase Agreements, until December 31, 2016.  The per share purchase price for the shares that we may sell to the Investors under the Equity Line Purchase Agreements will fluctuate based on the price of our common stock, and will be equal to 80% of the lowest daily volume weighted average price of the common stock for the five consecutive trading days immediately following our request for the Investors to purchase the shares.  Depending on market liquidity at the time, sale of such shares may or may not cause the trading price of our common stock to decline.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2015, the Company issued 50,000 shares of common stock to a vender for partial consideration for services performed. The per share issuing price of the Company’s common stock was $1.43.

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

SOLIGENIX, INC.

November 12, 2015	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

November 12, 2015	by	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.