Form 10-K
period 2015-12-31
SOLIGENIX, INC.
filed 2016-03-24
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESE EXCHANGE ACT OF 1934.

          For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $22,060,000 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 18, 2016.

As of March 18, 2016, 31,269,522 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

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

Our BioTherapeutics business segment is developing a first-in-class photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and our novel innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer.

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield® for the treatment of GI ARS.

An outline for our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Initiate a Phase 3 clinical trial of SGX203, for the treatment of pediatric Crohn’s disease;
●	Continue to collect the long-term follow-up safety data from the SGX942 Phase 2 proof-of-concept study in the treatment of oral mucositis in head and neck cancer patients and publish the findings from this study;
●	Obtain FDA agreement on a pivotal Phase 2b/3 protocol of SGX942 in the treatment of oral mucositis in head and neck cancer patients;
●	Continue development of RiVax™ in combination with our ThermoVax® technology, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in the second half of 2015, with data expected in the second half of 2016

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial initiated in the second half of 2013,
with positive preliminary results reported in the second half of 2015; seek to obtain FDA agreement on the Phase 2b/3 protocol in the second half of 2016

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed June 2013, efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;
Phase 3 clinical trial planned for the second half of 2016, with data expected in the first half of 2018

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety and preliminary efficacy demonstrated; Phase 2 trial planned for the first half of 2017

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1B trial complete, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the second half of 2016

OrbeShield®	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943	Melioidosis	Pre-clinical

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

Hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, after six weeks of twice weekly therapy, a majority of patients experienced a statistically significant improvement with topical hypericin treatment whereas the placebo was ineffective: 58.3% compared to 8.3%, respectively.

SGX301 has received orphan drug designation as well as Fast Track designation from the United States Food and Drug Administration (the “FDA”). The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven year term of market exclusivity for SGX301 upon final FDA approval, orphan drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 also was granted orphan drug designation from the European Medicines Agency Committee for Orphan Medical Products.

We initiated our pivotal Phase 3 clinical study of SGX301 in the treatment of CTCL during December 2015 and anticipate data in the second half of 2016.

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

We initiated a Phase 2 clinical study of SGX942 in the treatment of oral mucositis in head and neck cancer patients in the second half of 2013. We completed enrollment in this trial in the second half of 2015 and in December 2015, released positive preliminary results. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of severe oral mucositis by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy (CRT) for treatment of their head and neck cancer. In addition to identifying the optimal dose of 1.5 mg/kg, this study achieved all objectives, including a trend towards increased incidence of “complete response” of tumor at the one month follow up visit (47% in placebo vs. 63% in SGX942 at 1.5 mg/kg). Decreases in mortality and significant decreases in infection rate were also observed with SGX942 treatment, consistent with the preclinical results observed in animal models, and are being further evaluated. SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. Long-term follow-up evaluations are ongoing with final results expected in the fourth quarter of 2016. Data from this Phase 2 trial is expected to be submitted for future presentation and publication.

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

We are pursuing orphan drug designations for relevant indications as appropriate in both the U.S. and Europe. An orphan drug designation provides for seven years and ten years of market exclusivity upon approval in the U.S. and Europe, respectively.

SGX203 –for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 orphan drug designation as well as Fast Track designation for the treatment of pediatric Crohn's disease.

We anticipate initiating a Phase 3 clinical study of SGX203 in the treatment of pediatric Crohn’s disease in the second half of 2016.

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

Vaccines/BioDefense Overview

ThermoVax® – Thermostability Technology

Our thermostability technology, ThermoVax®, is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax®lies in its potential ability to eliminate the need for cold chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. We believe that the savings realized from the elimination of cold chain costs and related product losses would significantly increase the profitability of vaccine products. We believe that elimination of the cold chain could further facilitate the use of these vaccines in the lesser developed parts of the world. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

ThermoVax® development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax®) vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™ and our aluminum-adjuvanted anthrax vaccine, VeloThrax®. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax® was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we have also demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists. Additionally, the University of Colorado conducted a study that demonstrated a heat stable vaccine formulation of a human papillomavirus (HPV) vaccine.  The work was conducted by Drs. Randolph and Garcea and demonstrated the successful conversion of a commercial virus-like particle (VLP) based vaccine requiring cold chain storage to a subunit, alum-adjuvanted, vaccine which is stable at ambient temperatures.  This work, funded by a University of Colorado Seed grant and the Specialized Program of Research Excellence (SPORE) in cervical cancer, is the first demonstration of the utility of ThermoVax® technology for the development of a subunit based commercial vaccine.  The HPV vaccine formulation was found to be stable for at least 12 weeks at 50 degrees C.  In the study, mice immunized with the ThermoVax®-stabilized HPV subunit vaccine were also found to achieve immune responses similar to the commercial HPV vaccine, Cervarix®, as measured by either total antibody levels or neutralizing antibody levels.  Moreover, whereas the immune responses to Cervarix® were reduced after storage for 12 weeks at 50 degrees C, the ThermoVax® formulated vaccine retained its efficacy. The results were published online in the European Journal of Pharmaceutics and Biopharmaceutic. See http://www.sciencedirect.com/science/article/pii/S0939641115002416).

We also entered into a collaboration agreement with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, University of Hawaiʻi at Mānoa and Hawaii Biotech, Inc. (“HBI”) to develop a heat stable subunit Ebola vaccine. Dr. Lehrer, a co-inventor of the Ebola vaccine with HBI, has shown proof of concept efficacy with subunit Ebola vaccines in non-human primates. The most advanced Ebola vaccines involve the use of vesicular stomatitis virus and adenovirus vectors – live, viral vectors which complicate the manufacturing, stability and storage requirements. Dr. Lehrer’s vaccine candidate is based on highly purified recombinant protein antigens, circumventing many of these manufacturing difficulties. Dr. Lehrer and HBI have developed a robust manufacturing process for the required proteins. Application of ThermoVax® may allow for a product that can avoid the need for cold chain distribution and storage, yielding a vaccine ideal for use in both the developed and developing world.

We intend to seek out potential partnerships with companies marketing FDA/ex-U.S. health authority approved Alum adjuvanted vaccines and currently developing Alum adjuvanted vaccines that are interested in eliminating the need for cold chain for their products. We believe that ThermoVax® also will enable us to expand our vaccine development expertise beyond biodefense into the infectious disease space and also has the potential to allow for the development of multivalent vaccines (e.g., combination ricin-anthrax vaccine).

RiVax™ – Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin, and if approved would be the first ricin vaccine. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax™ has demonstrated statistically significant (p < 0.0001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA March 24, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial completed in September 2012, sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum). The results of the Phase 1B study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1B Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for large scale manufacturing and are further establishing correlates of the human immune response in non-human primates. We have initiated a development agreement with Emergent BioSolutions to implement a commercially viable, scalable production technology for the RiVax™ drug substance protein antigen.

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

The Center for Disease Control has classified ricin toxin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. The recent ricin threat to government officials has heightened the awareness of this toxic threat. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield nor is there a known antidote for ricin toxin exposure.

OrbeShield® –for Treating GI Acute Radiation Syndrome

OrbeShield® is an oral immediate and delayed release formulation of the topically active corticosteroid BDP and is being developed for the treatment of GI ARS. Corticosteroids are a widely used class of anti-inflammatory drugs. BDP is a corticosteroid with predominantly topical activity that is approved for use in asthma, psoriasis and allergic rhinitis.

OrbeShield® has demonstrated positive preclinical results in a canine GI ARS model which indicate that dogs treated with OrbeShield® demonstrated statistically significant (p=0.04) improvement in survival with dosing at either two hours or 24 hours after exposure to lethal doses of total body irradiation (“TBI”) when compared to control dogs. OrbeShield® appears to significantly mitigate the damage to the GI epithelium caused by exposure to high doses of radiation using a well-established canine model of GI ARS.

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to the clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. We are seeking to treat the same type of toxicity in our acute radiation enteritis clinical program with SGX201. As a result, we believe that OrbeShield® has the potential to be a “dual use” compound, a desirable characteristic which is a specific priority of BARDA for ARS and other medical countermeasure indications. The FDA has cleared the IND application for OrbeShield® for the mitigation of morbidity and mortality associated with GI ARS.

In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield® leading to FDA approval to treat GI ARS. The BARDA contract contains a two year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consists of a one year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. Previously, development of OrbeShield® had been largely supported by a $1 million NIH grant to Soligenix’s academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield® for the treatment of acute GI ARS. The FDA has given OrbeShield® orphan drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

Assuming development efforts are successful for OrbeShield®, we believe potential government procurement contracts could reach as much as $450 million. This potential procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

SGX943 – for Treating Melioidosis

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

In the U.S., the FDCA, the Public Health Service Act, the Federal Trade Commission Act, and other federal and state statutes and regulations govern, or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result in, among other things, fines, recall or seizure of products, refusal to permit products to be imported into the U.S., refusal of the government to approve product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the FDCA involving medical devices.

For biodefense development, such as with RiVax™ and OrbeShield®, the FDA has instituted policies that are expected to result in shorter pathways to market. This potentially includes approval for commercial use utilizing the results of animal efficacy trials, rather than efficacy trials in humans. However, the Company will still have to establish that the vaccine and countermeasures it is developing are safe in humans at doses that are correlated with the beneficial effect in animals. Such clinical trials will also have to be completed in distinct populations that are subject to the countermeasures; for instance, the very young and the very old, and in pregnant women, if the countermeasure is to be licensed for civilian use. Other agencies will have an influence over the benefit-risk scenarios for deploying the countermeasures and in establishing the number of doses utilized in the Strategic National Stockpile. We may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these correlates are difficult to establish and are often unclear. Invocation of the animal rule may raise issues of confidence in the model systems even if the models have been validated. For many of the biological threats, the animal models are not available and the Company may have to develop the animal models, a time-consuming research effort. There are few historical precedents, or recent precedents, for the development of new countermeasure for bioterrorism agents. Despite the animal rule, the FDA may require large clinical trials to establish safety and immunogenicity before licensure and it may require safety and immunogenicity trials in additional populations. Approval of biodefense products may be subject to post-marketing studies, and could be restricted in use in only certain populations.

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

Marketing and Collaboration

We do not currently have any sales and marketing capability, other than to potentially market our biodefense vaccine products directly to government agencies. With respect to other commercialization efforts, we currently intend to seek distribution and other collaboration arrangements for the sales and marketing of any product candidate that is approved, while also evaluating the potential to commercialize on our own in orphan disease indications. From time to time, we have had and are having strategic discussions with potential collaboration partners for our biodefense vaccine product candidates, although no assurance can be given that we will be able to enter into one or more collaboration agreements for our product candidate on acceptable terms, if at all. We believe that both military and civilian health authorities of the U.S. and other countries will increase their stockpiling of therapeutics and vaccines to treat and prevent diseases and conditions that could ensue following a bioterrorism attack.

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

SGX301 Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Two are targeted therapies (Targretin®-caps and Ontak®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photo and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include psoralen combined with ultraviolet A (UVA) light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effects. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL – one in phase 2 (vorinostat) and others in phase 1. Vorinostat has been approved by the FDA to treat CTCL patients who have conditions that are unresponsive to other therapies. It currently is being studied in a phase 2 trial for the treatment of all stages of CTCL, with an estimated completion date for the phase 2 trial in September 2016.

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

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – one in Phase 3 (under development by Daewoong Pharmaceutical Co., Ltd), four in Phase 2 (under development by Cellceutix Corporation, BioAlliance Pharma S.A., Onexeo, and Alder Biopharmaceuticals Inc.) and one in Phase 1 (under development by ActoGenix N.V.). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard, GelClair, Episil and Caphosol. These devices attempt to create a protective barrier around the oral ulceration.

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

ThermoVax® Competition

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

Other approaches involve process variations to freeze-dry live virus vaccines. For example, PaxVax, Inc. is seeking to employ a spray drying technology in concert with enteric coating to achieve formulations for room temperature stability of live virus vaccines using adenovirus vectors. VBI is seeking to utilize their proprietary stabilization technology for a number of vaccines (as a co-development service, similar to the business model being developed by Stabilitech Ltd.), whereas PaxVax is applying the technology to their own proprietary vaccine development programs. Stabilitech uses combinations of excipients, which include glassifying sugars similar to the ThermoVax® technology, and variations in drying cycles during lyophilization, as does the ThermoVax® technology.

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

In the area of radiation-protective antidotes such as OrbeShield®, various companies, such as Cleveland Biolabs, Inc., Aeolus Pharmaceuticals, Inc., Boulder Biotechnology, Inc., RxBio, Inc., Avaxia Biologics, Inc., Exponential Biotherapies Inc., Osiris Therapeutics, Inc., ImmuneRegen BioSciences, Inc., Neumedicines, Inc., Cellerant Therapeutics, Inc., Onconova Therapeutics, Inc., Araim Pharmaceuticals, Inc., EVA Pharmaceuticals, Terapio Corporation, Cangene Corporation, Humanetics Corporation and the University of Arkansas Medical Sciences Center are developing biopharmaceutical products that may directly compete with OrbeShield®, even though their approaches to such treatment are different.

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

ThermoVax® is the subject of U.S. patent 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and also U.S. patent application number 13/474,661 filed May 17, 2012 titled “Thermostable Vaccine Compositions and Methods of Preparing Same.” The patent application and the corresponding foreign filings for both patents are pending and licensed to us by the University of Colorado (“UC”) and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable vaccines for biodefense as well as other potential vaccine indications.  U.S. patent 8,444,991 is expected to expire in December 2031.

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

In 2014, we acquired a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. As part of the acquisition, we acquired a license agreement relating to the use of photo-activated hypericin, composition of matter patent for SGX301 (U.S. patent 8,629,302) and additional issued and pending applications, both in the US and abroad.  U.S. patent 8,629,302 is expected to expire in June 2032.

In addition to issued and pending patents, we also have “Orphan Drug” designations for SGX301 in the U.S. and the EU for CTCL, SGX203 in the U.S. for pediatric Crohn’s disease, and OrbeShield® in the U.S. for GI ARS, as well as for RiVax™ in the U.S. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or E.U. ten year post-approval exclusivity provided by Orphan Drug legislation.

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

ThermoVax® License Agreement

On September 1, 2009, we executed a worldwide exclusive option to license patent applications with the UC for ThermoVax® which is the subject of U.S. patent number 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition.” This patent and its corresponding foreign filings are licensed to Soligenix by the UC and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. U.S. Patent 8,444,991 is expected to expire in December 2031. The license agreement also covers thermostable vaccines for biodefense as well as other potential vaccine indications. In addition, Soligenix in conjunction with UC, filed domestic and foreign patent applications claiming priority back to a provisional application filed on May 17, 2011 titled: “Thermostable Vaccine Compositions and Methods of Preparing Same.”

RiVax™ License Agreement

In January 2003, we executed a worldwide exclusive option to license patent applications with UTSW for the nasal, pulmonary and oral uses of a non-toxic ricin vaccine. In June 2004, we entered into a license agreement with UTSW for the injectable rights to the ricin vaccine and, in October 2004, we negotiated the remaining oral rights to the ricin vaccine. To maintain this license we are obligated to pay $50,000 in annual license fees. Through this license, we have rights to the issued patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin.” This patent includes methods of use and composition claims for RiVax™.

SGX301 License Agreement

In September 2014, we acquired a worldwide exclusive license agreement with New York University and Yeda Research and Development Company Ltd. for the rights to a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. To maintain this license we are obligated to pay $25,000 in annual license fees. In addition, we will pay the licensors: (a) a royalty amount equal to 3% of all net sales of SGX301 made directly by us and/or any affiliates; (b) a royalty amount equal to 2.5% of all net sales of SGX301 made by our sublicensees, subject to stated maximums and (b) 20% of all payments, not based on net sales, received by us from our sublicensees. The exclusive license includes rights to several issued US patents, including U.S. patent numbers 6,867,235 and 7,122,518, among other domestic and foreign patent applications. U.S. Patent numbers 6,867,235 and 7,122,518 are expected to expire in January 2020 and November 2023, respectively.

We acquired the license agreement for SGX301 and related intangible assets, properties and rights pursuant to an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”). As consideration for the assets acquired, we paid $250,000 in cash and issued 1,849,113 shares of common stock with a market value of $3,750,000. Provided all future success-orientated milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved, payable in common stock of the Company.

Research and Development Expenditure

We spent approximately $5.4 million and $9.1 million in the years ended December 31, 2015 and 2014, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2015, and 2014 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Employees

As of December 31, 2015, we had 16 full-time employees, 8 of whom are MDs/PhDs.

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

We have experienced significant losses since inception and, at December 31, 2015, had an accumulated deficit of approximately $146.9 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2015, we had approximately $4.9 million in cash available. Based on our projected budgetary needs, funding from existing contracts and grants over the next two years and sales to the purchasers under our existing equity lines, we expect to be able to maintain the current level of our operations for at least the next 12 months.

We have sufficient funds through our existing biodefense grant facilities from the NIAID, a division of the NIH, and BARDA to finance our biodefense projects for the next six years. In September 2014, we entered into a contract with the NIH for the development of RiVaxTM to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate if options to extend the contract are exercised by the NIH. In September 2013, we entered into contracts with the NIH and BARDA for the development of OrbeShield® that would provide up to $32.7 million of funding in the aggregate if options to extend the contracts are exercised by BARDA and the NIH. In September 2009, we received a NIAID grant for approximately $9.4 million for the development of our biodefense programs. In July 2012, we received an additional SBIR grant from NIAID for $600,000 and in February 2014, we were awarded a one-year NIAID SBIR grant award of approximately $300,000 to further evaluate SGX943 as a treatment for melioidosis. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. As of December 2015, we have approximately $43.0 million in active contract funding.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 2015, we have expended approximately $66.2 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend at least $12.9 million over the next 12 months in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements of which approximately $7.6 million will be reimbursed through our existing government contracts and grants. Unless and until we are able to generate sales or licensing revenue from one of our product candidates, we will require additional funding to meet these commitments, sustain our research and development efforts, provide for future clinical trials, and continue our operations. There can be no assurance we can raise such funds. If additional funds are raised through the issuance of equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the common stock. If additional funds are raised by the issuance of debt, we may be subject to limitations on our operations. If we cannot raise such additional funds, we may have to delay or stop some or all of our drug development programs.

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

We do not have extensive sales and marketing experience and our lack of experience may restrict our success in commercializing some of our product candidates.

We do not have extensive experience in marketing or selling pharmaceutical products whether in the U.S. or internationally. To obtain the expertise necessary to successfully market and sell any of our products, the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships will be required. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third party collaborators with whom we may contract.

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

We currently have 19 employees and we depend upon these employees (in particular Dr. Christopher Schaber, our President and Chief Executive Officer) to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We may be unable to effectively manage and operate our business, and our business may suffer, if we lose the services of our employees.

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations, and cash flows.

During recent years, there has been substantial volatility in financial markets due at least in part to the uncertainty with regard to the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to additional financing is uncertain. Moreover, customer spending habits may be adversely affected by current and future economic conditions. These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations, and cash flows.

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

Although we and our licensors have filed various patent applications covering the uses of our product candidates, patents may not be issued from the patent applications already filed or from applications that we might file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and recently has been the subject of much litigation. Any patents we own or license, now or in the future, may be challenged, invalidated or circumvented. To date, no consistent policy has been developed in the U.S. Patent and Trademark Office (the “PTO”) regarding the breadth of claims allowed in biotechnology patents.

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

Since January 1, 2015, the closing stock price of our common stock has fluctuated between a high of $2.50 per share to a low of $0.52 per share. On March 18, 2016, the last quoted sale price of our common stock as reported on the OTCQB was $0.82 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock by the Company, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

Shareholders may suffer substantial dilution related to issued stock warrants and options.

As of December 31, 2015, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 4,926,119 shares of our common stock at a current weighted average exercise price of approximately $0.74; and
●	options to purchase approximately 2,768,612 shares of our common stock at a current weighted average exercise price of approximately $2.13.

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

On November 18, 2013, we entered into a purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $10.6 million of our common stock.  Concurrently with the execution of the 2013 Purchase Agreement, we issued 97,656 shares of our common stock to Lincoln Park as a partial fee for its commitment to purchase shares of our common stock under the 2013 Purchase Agreement and 285,714 shares of common stock for an aggregate price of $600,000. From November 18, 2013 through December 31, 2015, we sold 1,050,000 additional shares to Lincoln Park and issued 22,091 additional shares to Lincoln Park as additional commitment shares under the 2013 Purchase Agreement and received proceeds of $1,809,652. The shares that may be sold pursuant to the 2013 Purchase Agreement in the future may be sold by us to Lincoln Park at our discretion from time to time over the remaining term of approximately nine months from the date of this report.  The purchase price for the shares that we may sell to Lincoln Park under the 2013 Purchase Agreement will fluctuate based on the price of our common stock.  We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of the 2013 Purchase Agreement, we would be unable to sell shares to Lincoln Park if and when the closing sale price of our common stock is below $1.00 per share, subject to adjustment as set forth in the 2013 Purchase Agreement.

We entered into an additional purchase agreement (the “2016 Purchase Agreement”) with Lincoln Park on March 22, 2016, with the intention that the 2016 Purchase Agreement will replace the 2013 Purchase Agreement once the registration statement registering the resale of the shares of common stock sold to Lincoln Park under the 2016 Purchase Agreement is declared effective by the SEC.  Pursuant to the 2016 Purchase Agreement, Lincoln Park has committed to purchase up to $12 million of our common stock.  Concurrently with the execution of the 2016 Purchase Agreement, we issued 100,000 shares of our common stock to Lincoln Park as a partial fee for its commitment to purchase shares of our common stock under the 2016 Purchase Agreement. The shares that may be sold pursuant to the 2016 Purchase Agreement may be sold by us to Lincoln Park at our sole discretion from time to time over the remaining term of approximately 36 months from the date the registration statement registering the resale of the shares of common stock sold to Lincoln Park under the 2016 Purchase Agreement is declared effective by the SEC.  The purchase price for the shares that we may sell to Lincoln Park under the 2016 Purchase Agreement will fluctuate based on the price of our common stock.  We have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park that would cause Lincoln Park to beneficially own more than 4.99% of our issued and outstanding common stock.

Depending on market liquidity at the time, sales of shares under the 2013 Purchase Agreement or the 2016 Purchase Agreement may cause the trading price of our common stock to fall.  Additionally, further sales of our common stock, if any, to Lincoln Park under the 2013 Purchase Agreement or the 2016 Purchase Agreement will depend upon market conditions and other factors to be determined by us.  Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the 2013 Purchase Agreement or the 2016 Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares.  Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock.  Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma Inc. may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma Inc. granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as SGX301, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 43,067 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the purchase agreement, we paid $250,000 in cash and issued 1,849,113 shares of common stock in the aggregate to Hy Biopharma and its assignees, and may issue up to an aggregate of $10 million worth of our common stock (subject to a cap equal to 19.99% of our issued and outstanding common stock) in the aggregate upon attainment of specified milestones. Also on September 3, 2014, we entered into the Registration Rights Agreement with Hy Biopharma, pursuant to which we have filed a registration statement with the SEC.

The number of shares that we may issue under the purchase agreement will fluctuate based on the market price of our common stock.  Depending on market liquidity at the time, the issuance of such shares may cause the trading price of our common stock to fall.

We may ultimately issue all, some or none of the additional shares of our common stock that may be issued pursuant to the purchase agreement. We are required to register any shares issued pursuant to the purchase agreement for resale under the Securities Act. After any such shares are registered, the holders will be able to sell all, some or none of those shares.  Therefore, issuances by us under the purchase agreement could result in substantial dilution to the interests of other holders of our common stock.  Additionally, the issuance of a substantial number of shares of our common stock pursuant to the purchase agreement, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 5,200 square feet of office space at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540. This office space currently serves as our corporate headquarters. In December 2014, we entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months was approximately $12,300 per month, or approximately $20.85 per square foot. The rent increased to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months, and thereafter to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

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

	Price Range
Period	High		Low
Year Ended December 31, 2014:
First Quarter		$2.50		$1.75
Second Quarter		$2.29		$1.65
Third Quarter		$2.25		$1.67
Fourth Quarter		$2.09		$0.91
Year Ended December 31, 2015:
First Quarter		$2.30		$0.98
Second Quarter		$2.95		$1.36
Third Quarter		$2.48		$0.91
Fourth Quarter		$1.44		$0.44
Year Ending December 31, 2016:
First Quarter (through March 18, 2016)	$	[1.25]	$	[0.62]

On March 18, 2016, the last reported price of our common stock quoted on the OTCQB was $0.82 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Transfer Agent

Shares of our common stock are issued in registered form.  American Stock Transfer & Trust Company, LLC, 6201 15th Avenue, Brooklyn, NY 11219 (Telephone: (718) 921-8200; Facsimile: (718) 765-8719) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of March 18, 2016, there were 404 holders of record of our common stock. As of such date, 31,268,522 shares of our common stock were issued and outstanding.

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

Our BioTherapeutics business segment is developing a first-in-class photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and our novel innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer.

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield® for the treatment of GI ARS.

An outline for our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Initiate a Phase 3 clinical trial of SGX203, for the treatment of pediatric Crohn’s disease;
●	Continue to collect the long-term follow-up safety data from the SGX942 Phase 2 proof-of-concept study in the treatment of oral mucositis in head and neck cancer patients and publish the findings from the SGX942 Phase 2 proof-of-concept study in the treatment of oral mucositis in head and neck cancer patients;
●	Obtain FDA agreement on a pivotal Phase 2b/3 protocol of SGX942 in the treatment of oral mucositis in head and neck cancer patients;
●	Continue development of RiVax™ in combination with our ThermoVax® technology, to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Acquire or in-license new clinical-stage compounds for development; and
●	Explore other business development and merger/acquisition strategies.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized payments made to legal firms that are engaged in filing and protecting rights to intellectual property for our current product candidates in both the domestic and international markets. We believe that patent rights are one of our most valuable assets. Patents and patent applications are key components of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industry partners. These rights can also be sold or sub-licensed as part of our strategy to partner our product candidates at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve and maintain our rights, and perhaps to extend the lives of the patents. We capitalize such costs and amortize intangibles on a straight-line basis over their expected useful life – generally a period of 11 to 16 years.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2015. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contract and grants receivable, accounts payable and accrued compensation approximate their fair value based on the short-term maturity of these instruments. We recognize all derivative financial instruments as assets or liabilities in the financial statements and measure them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with our June 2013 offering were accounted for as derivatives.

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

Research and Development Costs

Research and development costs are charged to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, equipment depreciation and allocation of various corporate costs. Purchased in-process research and development expense represents the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2015 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2015 and 2014. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2015 and 2014.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and stock options and the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material Changes in Results of Operations

Year Ended December 31, 2015 Compared to 2014

For the year ended December 31, 2015, we had a net loss of $7,831,230 as compared to a net loss of $6,706,972 for the prior year, representing an increased loss of $1,124,258 or 17%. Included in the net loss for December 31, 2015 is a non-cash expense of $1,201,870 versus a non-cash gain of $3,436,195 for December 31, 2014 which represents the change in the fair value of the warrant liability related to warrants issued in connection with our registered public offering in June 2013.

For the year ended December 31, 2015 and 2014, revenues and associated costs relate to government contracts and grants awarded in support of the development of ThermoVax®, RiVax™ GI-ARS and OrbeShield® in GI ARS. For the year ended December 31, 2015, we had revenues of $8,768,390 as compared to $7,043,016 for the prior year, representing an increase of $1,725,374 or 24%. The increase in revenues was a result of research and development activities performed under our government contracts associated with OrbeShield® and RiVax™.

We incurred costs related to contract and grant revenues in the year ended December 31, 2015 and 2014 of $6,882,204 and $5,313,855, respectively, representing an increase of $1,568,349 or 30%. These costs primarily relate to payments made to subcontractors and allocated employee costs in connection with research performed pursuant to contracts and grants. The fluctuations are due to the development activity performed on the contracts and grants discussed above.

Our gross profit for the year ended December 31, 2015 was $1,886,186 as compared to $1,729,161 for the prior year, representing an increase of $157,025 or 9%. This increase is due primarily to the increased activity in our OrbeShield® and RiVax™ contracts.

Research and development, including acquired in-process research and development costs, decreased by $3,686,696 or 41%, to $5,399,839 for the year ended December 31, 2015 as compared to $9,086,535 for the prior year. This decrease is primarily related to the 2014 acquisition of Hypericin, SGX 301, for which we issued common stock with a value of $3,750,000 and paid cash of $250,000 which was recognized as acquired in-process research and development expense. During 2015, we also completed the Phase 2 clinical trial with SGX942 for patients suffering from oral mucositis associated with their CRT for head and neck cancer and in December 2015, initiated the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

General and administrative expenses increased by $192,648 or 6%, to $3,596,623 for the year ended December 31, 2015, as compared to $3,403,975 for the prior year. This increase is primarily related to an increase in outside professional services.

Other income (expense) for the year ended December 31, 2015 was $(1,209,887) as compared to $3,437,505 for the prior year. The change is primarily related to non-cash expense of $(1,201,870) which represents the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering for the year ended December 31, 2015 as compared to non-cash income of $3,436,195 from the change for the year ended December 31, 2014.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, during the year ended December 31, 2015, we sold New Jersey NOL carryforwards, resulting in the recognition of $488,933 of income tax benefit, net of transaction costs as compared to $616,872 for the year ended December 31, 2014. There can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the year ended December 31, 2015 and December 31, 2014: Vaccines/BioDefense and BioTherapeutics.

Revenues for the Vaccines/BioDefense business segment for the year ended December 31, 2015 were $8,754,418 as compared to $6,756,388 for the year ended December 31, 2014, representing an increase of $1,998,030 or 30%. This increase in revenues was a result of our OrbeShield® and RiVax™ contracts. Revenues for the BioTherapeutics business segment for the year ended December 31, 2015 were $13,972 as compared to $286,628 for the year ended December 31, 2014, representing a decrease of $272,656 or 95%. This decrease is primarily related to work performed under our oral mucositis grant which expired in early 2015.

Income from operations for the Vaccines/BioDefense business segment for the year ended December 31, 2015 was $1,263,709 as compared to $807,164 for the year ended December 31, 2014. Income from operations is primarily attributable to our gross margins related to our government contracts. Loss from operations for the BioTherapeutics business segment for the year ended December 31, 2015 was $4,487,988 as compared to $7,674,381 for the year ended December 31, 2014, representing a decrease of $3,186,393. This decreased loss is due primarily to the 2014 acquisition of Hypericin, SGX 301, for which we issued common stock with a value of $3,750,000 and paid cash of $250,000 which was recognized as acquired in-process research and development expense, offset by expenses in 2015 related to the Phase 2 clinical trial with SGX942 for patients suffering from oral mucositis associated with their CRT for head and neck cancer and the initiation of the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Amortization and depreciation expense for the Vaccines/BioDefense business segment for the year ended December 31, 2015 was $39,925 as compared to $39,625 for the year ended December 31, 2014. Amortization and depreciation expense for the BioTherapeutics business segment for the year ended December 31, 2015 was $199,661 as compared to $199,196 for the year ended December 31, 2014.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2015, we had cash and cash equivalents of $4,921,545 as compared to $5,525,094 as of December 31, 2014, representing a decrease of $603,549 or 11%. As of December 31, 2015, we had working capital of $2,179,694 which excludes a non-cash warrant liability of $2,434,101 as compared to working capital of $3,174,214 as of December 31, 2014, representing a decrease of $994,520 or 31%. The decrease in working capital was primarily the result of expenditures in 2015 related to support the completion of our Phase 2 clinical trial of SGX942 and the initiation of the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL offset by $4,804,857 in various financing activities.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from our equity lines and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $43.0 million in active government contract funding still available to support our associated research programs through 2016 and beyond. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies.
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
●	We will pursue NOL sales in the state of New Jersey pursuant to our Technology Business Tax Certificate Transfer Program. Based on the receipt of $488,933 in proceeds from the sale of NJ NOL in 2015, we expect to participate in this program during 2016 and beyond;
●	We have an aggregate of $20.2 million available from equity facilities through 2019; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $12.9 million before any grant reimbursements, of which $5.3 million relates to the BioTherapeutics business and $7.6 million relates to the Vaccines/BioDefense business. We anticipate contract reimbursements in the next 12 months of approximately $7.6 million to offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2015 and 2014:

	2015	2014
Research & Development Expenses
Oral BDP	$74,543	$561,655
RiVax™ & ThermoVax® Vaccines	622,908	846,870
SGX94	2,216,632	2,820,807
SGX943/101	10,671	19,378
SGX301	2,141,175	4,369,585
Other	333,910	468,240
Total	$5,399,839	$9,086,535

Reimbursed under Government Contracts and Grants
OrbeShield®	$5,240,377	$4,100,663
RiVax™ & ThermoVax® Vaccines	1,557,082	930,573
Other	84,745	282,619
Total	$6,882,204	$5,313,855
Grand Total	$12,282,043	$14,400,390

Contractual Obligations

We have commitments of approximately $500,000 at December 31, 2015 for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

In December 2014, we entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months was approximately $12,300 per month, or approximately $20.85 per square foot. This rent increased to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months, and thereafter will increase to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value based on our stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company; provided that Hy BioPharma’s ownership of our securities is not to exceed 19.9% of our outstanding stock.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2016	$100,000	$157,000	$257,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
Total	$500,000	$360,000	$860,000

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 22, 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has agreed to purchase up to $12 million of shares of our common stock from us, from time to time and subject to certain limitations. Also on March 22, 2016, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which we agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of our common stock that have been or may be issued to Lincoln Park under the Purchase Agreement.

After the SEC has declared the Registration Statement effective, we have the right at our sole discretion, over a 36-month period, to sell up to $12 million of shares of our common stock to Lincoln Park in amounts up to $750,000 per sale, provided certain conditions in the Purchase Agreement are met. In addition, we may direct Lincoln Park to purchase additional shares in accordance with the terms of the Purchase Agreement.

If, and/or when, we sell stock, we will control the timing and amount of sales, if any, of our common stock to Lincoln Park under the Purchase Agreement; provided that in no event will such shares be sold to Lincoln Park where such sale would result in Lincoln Park’s beneficial ownership exceeding 4.99% of the then outstanding shares of our common stock. The purchase price of the shares related to the $12 million of funding will be based on prevailing market prices of our common stock, calculated using the formula set forth in the Purchase Agreement.

In consideration for entering into the Purchase Agreement, we issued to Lincoln Park 100,000 shares of our common stock as a commitment fee and will issue up to 500,000 additional shares pro rata, when and if, Lincoln Park purchases at our request the $12 million commitment. We may terminate the Purchase Agreement at any time at our discretion without any cost to us. The proceeds we receive pursuant to the Purchase Agreement are expected to be used to further develop our product candidates and for general corporate purposes.

The securities issued pursuant to the Purchase Agreement were exempt from registration pursuant to the provisions of Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Lincoln Park represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act; is knowledgeable, sophisticated and experienced in making investment decisions of this kind; and received adequate information about us or had adequate access to information about us.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 18, 2016:

Name	Age	Position
Christopher J. Schaber, PhD	49	Chairman of the Board, Chief Executive Officer and President
Keith L. Brownlie, CPA	63	Director
Marco M. Brughera, DVM	60	Director
Gregg A. Lapointe, CPA	57	Director
Robert J. Rubin, MD	70	Director
Jerome B. Zeldis, MD, PhD	65	Director
Oreola Donini, PhD	44	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	64	Chief Medical Officer and Senior Vice President
Joseph M. Warusz, CPA	59	Vice President of Finance, Acting Chief Financial Officer and Corporate Secretary

Christopher J. Schaber, PhD has over 26 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also serves on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

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

Marco Maria Brughera, DVM joined the Board of Directors in October 2013. He is the Global Head of the Rare Disease Business Unit for Sigma-Tau Finanziaria S.p.A. Group. He currently serves as President in Sigma-Tau Pharmaceuticals, Inc. and in Sigma-Tau Research Switzerland S.A. and as Chief Executive Officer in Sigma-Tau Rare Disease Ltd. From December 2011 through January 2014, Dr. Brughera served on the Board of Directors of Gentium S.p.A., a publicly traded biopharmaceutical company. From January 2011 through October 2012, Dr. Brughera held several other positions with the Sigma-Tau Group, including Corporate Research and Development Managing Director of Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. From 2004 to 2010, Dr. Brughera served as the Vice President of Preclinical Development at Nerviano Medical Sciences S.r.l. (“NMS Group”), a pharmaceutical oncology-focused integrated discovery and development company. He also served as the Managing Director at Accelera, S.r.l., an independent contract research organization affiliated with the NMS Group. From 1999 to 2004, Dr. Brughera held several senior level positions in the areas of discovery and development toxicology with Pharmacia Corporation and Pfizer, Inc. Prior to 1999, he held various positions at Pharmacia & Upjohn Company, Inc., and Farmitalia Carlo Erba S.p.A., an Italian pharmaceutical company. Dr. Brughera earned his degree in veterinary medicine from the University of Milan and is a European Registered Toxicologist.  Pursuant to our February 11, 2009 stock purchase agreement with Sigma-Tau Pharmaceuticals, Inc., we were required to use our best efforts to secure the election of a Sigma-Tau designee to our Board of Directors until such time as Sigma-Tau beneficially owned less than 10% of our issued and outstanding shares of Common Stock.  As of March 18, 2016, Sigma Tau beneficially owned 9.7% of our outstanding Common Stock, and our obligation with respect to the election of a Sigma-Tau designee to our Board of Directors has expired.  In view of Dr. Brughera’s background in the areas of drug discovery and development and his experience as an executive officer and a director in the pharmaceutical industry, the Nominating Committee accepted Dr. Brughera as Sigma-Tau’s designee for election to the Board of Directors.

Gregg Lapointe, CPA, MBA has been a director since March 2009. Mr. Lapointe is currently CEO of Cerium Pharmaceuticals, Inc. and serves on the Board of Directors of SciClone Pharmaceuticals, Inc., Raptor Pharmaceuticals, Inc., ImmunoCellular Therapeutics Ltd. and the Board of Trustees of the Keck Graduate Institute of Applied Life Sciences. He has previously served on the Board of Directors of the Pharmaceuticals Research and Manufacturers of America (PhRMA) and Questcor Pharmaceuticals, Inc. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc., a private biopharmaceutical company, from September 2001 through February 2012, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to February 2012. From May, 1996 to August 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

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

Jerome B. Zeldis, MD, PhD has been a director since June 2011. Dr. Zeldis is currently Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene Corporation, a publicly traded, fully integrated biopharmaceutical company, where he has been employed since 1997. From September 1994 to February 1997, Dr. Zeldis worked at Sandoz Research Institute and the Janssen Research Institute in both clinical research and medical development. He has been a board member of several biotechnology companies and is currently on the boards of the NJ Chapter of the Arthritis Foundation, the Castleman’s Disease Organization and PTC Therapeutics, Inc. and Alliqua, Inc. Additionally, he has served as Assistant Professor of Medicine at the Harvard Medical School (from July 1987 to September 1988), Associate Professor of Medicine at University of California, Davis from (September 1988 to September 1994), Clinical Associate Professor of Medicine at Cornell Medical School (January 1995 to December 2003) and Professor of Clinical Medicine at the Robert Wood Johnson Medical School (July 1998 to June 2010). Dr. Zeldis received a BA and an MS from Brown University, and an MD, and a PhD in Molecular Biophysics and Biochemistry from Yale University. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. Dr. Zeldis was selected to serve as a member of our Board of Directors because of his experience as an executive officer of a publicly traded biopharmaceutical company and in clinical research and medical development, and his experience in the health care industry, including his experience as an internist, gastroenterologist and professor of medicine.

Oreola Donini, PhD, has been with our company since August 15, 2013 and is currently our Chief Scientific Officer and Senior Vice President, a position she has held since December 5, 2014. Dr. Donini served as our Vice President of Preclinical Research and Development from August 15, 2013 until December 4, 2014. She has more than 15 years’ experience in drug discovery and preclinical development with start-up biotechnology companies. From 2012 to 2013, Dr. Donini worked with ESSA Pharma Inc. as Vice President Research and Development. From 2004 to 2013, Dr. Donini worked with Inimex Pharmaceuticals Inc., (“Inimex”), lastly as Senior Director of Preclinical R&D from 2007-2013. Prior to joining Inimex, she worked with Kinetek Pharmaceuticals Inc., developing therapies for infectious disease, cancer and cancer supportive care. Dr. Donini is a co-inventor and leader of the Company’s SGX94 innate defense regulator technology, developed by Inimex and subsequently acquired by the Company. She was responsible for overseeing the manufacturing and preclinical testing of SGX94, which demonstrated efficacy in combating bacterial infections and mitigating the effects of tissue damage due to trauma, infection, radiation and/or chemotherapy treatment. These preclinical studies resulted in a successful Phase 1 clinical study and clearance of Phase 2 protocols for oral mucositis in head and neck cancer and acute bacterial skin and skin structure infections. While with ESSA Pharma Inc. as the Vice President of Research and Development, Dr. Donini led the preclinical testing of a novel N-terminal domain inhibitor of the androgen receptor for the treatment of prostate cancer. While with Kinetek Pharmaceuticals Inc., her work related to the discovery of novel kinase and phosphatase inhibitors for the treatment of cancer. Dr. Donini received her PhD from Queen’s University in Kinston, Ontario, Canada and completed her post-doctoral work at the University of California, San Francisco. Her research has spanned drug discovery, preclinical development, manufacturing and clinical development in infectious disease, cancer and cancer supportive care.

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

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2015, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

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
Jerome B. Zeldis, MD, PhD

– Committee Chair

– Member

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

Compensation Committee

Our Board of Directors has a Compensation Committee, which is comprised of Dr. Rubin (Chair), Dr. Brughera and Dr. Zeldis. The Compensation Committee is responsible for reviewing and approving the executive compensation program, assessing executive performance, setting salary, making grants of annual incentive compensation and approving certain employment agreements. Our Board of Directors has determined that Dr. Rubin and Dr. Zeldis are “independent” directors within the meaning of applicable listing standards of The NASDAQ Stock Market LLC (“Nasdaq”) and the Exchange Act and the rules and regulations thereunder. Our Board of Directors reviewed Dr. Brughera’s relationship as the Global Head of the Rare Disease Franchise for Sigma-Tau SpA., an affiliate of Sigma-Tau Pharmaceuticals, Inc., which owns approximately 9.4% of the issued and outstanding shares of our common stock. Our Board of Directors determined that Dr. Brughera’s position with Sigma-Tau Spa. would not impair his ability to exercise independent judgment.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions). A copy of our code of ethics is publicly available on our website at www.soligenix.com under the “Investors” section. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

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

Item 11. Executive Compensation

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2015 to our Chief Executive Officer and each of the two other most highly compensated executive officers during 2015 (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J.	CEO &	2015	$424,360	$101,846	$158,200	$36,201	$720,607
Schaber[1]	President	2014	$412,000	$115,000	$150,000	$29,580	$706,580

Joseph M.	VP & Acting	2015	$196,730	$38,362	$62,150	$24,676	$321,918
Warusz[2]	CFO	2014	$191,000	$41,000	$67,500	$21,197	$320,697

Richard C.	CMO &	2015	$309,000	$58,401	$79,100	$25,656	$472,157
Straube[3]	Senior VP	2014	$300,000	$62,000	$276,000	$21,328	$659,328

[1]	Dr. Schaber deferred the payment of his 2015 bonus of $101,846 until January 15, 2016. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

[2]	Mr. Warusz deferred the payment of his 2015 bonus of $38,362 until January 15, 2016. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

[3]	Dr. Straube joined the Company on January 1, 2014. He deferred the payment of his 2015 bonus of $58,401 until January 15, 2016. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

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

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 4, 2013, the Compensation Committee approved an increase in salary for Dr. Schaber to $412,000. On December 4, 2014, the Compensation Committee approved an increase in salary for Dr. Schaber to $424,360. On December 10, 2015, the Compensation Committee approved an increase in salary for Dr. Schaber to $434,969.

In May 2011, we entered into a one-year employment agreement with Mr. Joseph M. Warusz, our Acting Chief Financial Officer, Vice President Finance and Chief Accounting Officer. Pursuant to the agreement, we have agreed to pay Mr. Warusz $175,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 40,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause”, as defined in Mr. Warusz’s employment agreement, we would pay Mr. Warusz three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 6, 2012, the Compensation Committee approved an increase in the targeted annual bonus to 35%. On December 4, 2013, the Compensation Committee approved an increase in salary for Mr. Warusz to $191,000. On December 4, 2014, the Compensation Committee approved an increase in salary for Mr. Warusz to $196,730. On December 10, 2015, the Compensation Committee approved an increase in salary for Mr. Warusz to $201,648.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we have agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 100,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause”, as defined in Dr. Straube’s employment agreement, we would pay Dr. Straube three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 4, 2014, the Compensation Committee approved an increase in salary for Dr. Straube to $309,000. On December 10, 2015, the Compensation Committee approved an increase in salary for Dr. Straube to $316,725.

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

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2015. We have never issued Stock Appreciation Rights.

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	125,000	-	-	$5.40	8/28/2016
	45,000	-	-	$9.40	8/9/2017
	140,000	-	-	$1.20	12/17/2018
	110,000	-	-	$4.64	6/30/2020
	112,185	-	-	$0.64	11/30/2021
	130,000	-	-	$0.68	12/04/2022
	75,000	25,000	25,000	$2.01	12/04/2023
	50,000	50,000	50,000	$1.50	12/04/2024
	35,000	105,000	105,000	$1.13	12/30/2025

Richard C. Straube	68,750	31,250	31,250	$2.01	1/06/2024
	25,000	25,000	25,000	$1.50	12/04/2024
	17,500	52,500	52,500	$1.13	12/30/2025

Joseph M. Warusz	40,000	-	-	$4.10	5/30/2021
	25,310	-	-	$0.64	11/30/2021
	55,000	-	-	$0.68	12/04/2022
	33,754	11,246	11,246	$2.01	12/04/2023
	22,502	22,498	22,498	$1.50	12/04/2024
	13,750	41,250	41,250	$1.13	12/30/2025

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2014.

Name	Fees Earned Paid in Cash[1]	Option Awards[2]	Total
Keith Brownlie	$55,500	$30,000	$85,000
Marco Brughera	$40,000	$30,000	$70,000
Gregg A. Lapointe	$47,500	$30,000	$77,500
Robert J. Rubin	$52,500	$30,000	$82,500
Jerome B. Zeldis	$50,000	$30,000	$80,000

[1]	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees will be paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.

[2]	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 15,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of the Company’s stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 18, 2016, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Randall J. Kirk (1)	6,867,816	20.34%
NRM VII Holdings I, LLC (1)	5,833,333	17.27%
Paolo Cavazza (2)	3,379,950	10.66%
Sigma-Tau Pharmaceuticals, Inc (2)	3,068,461	9.70%
Intrexon Corporation (1)	1,034,483	3.31%
Christopher J. Schaber (3)	941,298	2.93%
Keith Brownlie (4)	115,208	*
Marco Brughera (5)	43,600	*
Gregg A. Lapointe (6)	151,493	*
Robert J. Rubin (7)	111,158	*
Jerry Zeldis (8)	126,041	*
Joseph Warusz (9)	217,294	*
Richard Straube (10)	131,250	*
Oreola Donini (11)	140,000	*
All directors and executive officers as a group (9 persons)	1,977,342	6.00%

(1)	On June 26, 2013, Randal J. Kirk, on his own behalf and on behalf of Third Security, LLC, NYM VII Holdings I, LLC and Intrexon Corporation, filed Amendment No. 1 to Schedule 13D with the Securities and Exchange Commission (the “SEC”), which amends the Schedule 13D filed May 9, 2013 with the SEC (as amended, “Schedule 13D”). The Schedule 13D states that Mr. Kirk is Senior Managing Director of, and controls, Third Security, LLC, which is the Manager of an affiliate that manages NRM VII Holdings I, LLC, and that Mr. Kirk serves as the Chairman and Chief Executive Officer of Intrexon Corporation. The Schedule 13D indicates that (a) Mr. Kirk, Third Security, LLC and NRM VII Holdings I, LLC have sole voting and dispositive power with respect to 3,333,333 shares of Common Stock and warrants to purchase 2,500,000 shares of Common Stock exercisable within 60 days of March 18, 2016 held by NRM VII Holdings I, LLC, and (b) Mr. Kirk and Intrexon Corporation have shared voting and dispositive power with respect to 1,034,483 shares of Common Stock held by Intrexon Corporation. The address of the principal business office of Mr. Kirk is 2875 South Ocean Boulevard, Suite 214, Palm Beach, Florida 33480. The address of the principal business office of NRM VII Holdings I, LLC is c/o Third Security, LLC, 1881 Grove Avenue, Redford, Virginia 24141. The address of the principal business office of Intrexon Corporation is 20358 Seneca Meadows Parkway, Germantown, Maryland 20876.

(2)	On May 16, 2013, Paolo Cavazza, on his own behalf and on behalf of Sigma Tau Finanziaria S.p.A., Sigma-Tau International S.A., Sigma-Tau America S.A. and Sigma-Tau Pharmaceuticals, Inc., filed Amendment No. 4 to Schedule 13D with the SEC, which amends the Schedule 13D filed with the SEC on February 20, 2009 as amended by Amendment No. 1 filed with the SEC on October 2, 2009, Amendment No. 2 filed with the SEC on June 28, 2010 and Amendment No. 3 filed with the SEC on January 2, 2013 (the “Schedule 13D”). The Schedule 13D indicates that (a) Mr. Cavazza has sole voting and dispositive power with respect to (i) 59,539 shares held by Mr. Paolo Cavazza and (ii) 164,146 shares of common stock and warrants to purchase 87,804 shares held by SINAF SA, and (b) Mr. Cavazza, Sigma-Tau Finanziaria S.p.A., Sigma-Tau International S.A., Sigma-Tau America S.A. and Sigma-Tau Pharmaceuticals, Inc. have shared voting and dispositive power with respect to 2,711,392 shares of common stock and warrants to purchase 357,069 shares of common stock exercisable within 60 days of the date of March 18, 2016 held by Sigma-Tau Pharmaceuticals, Inc. Sigma-Tau Pharmaceuticals, Inc. is a direct wholly-owned subsidiary of Sigma-Tau Finanziaria S.p.A. Mr. Paolo Cavazza directly and indirectly owns 37,2% of Sigma-Tau Finanziaria S.p.A. SINAF SA is a wholly owned subsidiary of Aptafin S.p.A., which is owned by Mr. Paolo Cavazza and members of his family. Mr. Paolo Cavazza’s address is Via Tesserte, 10, Lugano, Switzerland. The business address of Sigma-Tau Finanziaria S.p.A. is Via Sudafrica, 20, Rome, Italy 00144. The business address of Sigma-Tau Pharmaceuticals, Inc. is 9841 Washingtonian Boulevard, Suite 500, Gaithersburg, Maryland 20878.

(3)	Includes 92,904 shares of common stock owned by Dr. Schaber, options to purchase 843,435 shares of common stock exercisable within 60 days of March 18, 2016, and warrants to purchase 4,959 shares of common stock exercisable within 60 days of March 18, 2015. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(4)	Includes 50,000 shares of common stock and options to purchase 65,208 shares of common stock exercisable within 60 days of the March 18, 2016 . The address of Mr. Brownlie is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(5)	Includes 7,500 shares of common stock and options to purchase 36,100 shares of common stock owned by Dr. Brughera exercisable within 60 days of March 18, 2016. The address of Dr. Brughera is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(6)	Includes 73,781 shares of common stock and options to purchase 77,712 shares of common stock exercisable within 60 days of March 18, 2016, . The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(7)	Includes 12,195 shares of common stock and options to purchase 98,962 shares of common stock exercisable within 60 days of March 18, 2016. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(8)	Includes 69,166 shares of common stock and options to purchase 56,875 shares of common stock exercisable within 60 days of March 18, 2016 . The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(9)	Includes 12,955 shares of common stock, options to purchase 199,380 shares of common stock owned by Mr. Warusz exercisable within 60 days of March 18, 2016 and warrants to purchase 4,959 shares of Common Stock exercisable within 60 days of March 18, 2016. The address of Mr. Warusz is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(10)	Includes options to purchase 131,250 shares of common stock exercisable within 60 days of March 18, 2016. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(11)	Includes options to purchase 90,000 shares of common stock owned by Dr. Donini exercisable within 60 days of March 18, 2016 and warrants to purchase 50,000 shares of common stock exercisable within 60 days of March 18, 2016. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

* Indicates less than 1%.

** Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 18, 2016 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 31,269,522 shares of common stock outstanding as of March 18, 2016.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. In September 2013, our stockholders approved an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 1,250,000 shares, bringing the total shares reserved for issuance under the plan to 3,000,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, which was approved by stockholders on June 18, 2015. A maximum of 3,000,000 shares of our common stock are available for issuance under the 2015 Equity Incentive Plan. The following table provides information, as of December 31, 2015 with respect to options outstanding under our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	2,768,612	$2.13	2,523,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,768,612	$2.13	2,523,000

[1]	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Other than the employment agreements and compensation paid to our directors, we did not engage in any transactions with related parties since January 1, 2015. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation.”

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2015 by EisnerAmper LLP.

	2015	2014
Audit fees	$167,365	$173,503
Tax fees	10,000	10,536
Other fees	27,500	11,993
Total	$204,865	$196,032

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

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated May 10, 2006 by and among the Company, Corporate Technology Development, Inc., Enteron Pharmaceuticals, Inc. and CTD Acquisition, Inc. (incorporated by reference to Exhibit 2.1 included in our Registration Statement on Form SB-2 (File No. 333-133975) filed on May 10, 2006).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2012).

3.2	By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003).

4.1	Rights Agreement dated June 22, 2007, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on June 22, 2007).

4.2	Form of Right Certificate (incorporated by reference to Exhibit 4.2 included in our current report on Form 8-K filed on June 22, 2007).

4.3	Form of Warrant issued to each investor in the January 2009 private placement (incorporated by reference to Exhibit 4.18 included in our Registration Statement on Form S-1 (File No. 333-149239) filed on February 14, 2008).

4.4	Form of Warrant issued to each investor in the September 2009 private placement (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on September 29, 2009).

4.5	Warrant dated April 19, 2010, issued to Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 4.10 included in our Post-Effective Amendment to Registration Statement on Form S-1 filed on April 20, 2010).

4.6	Form of Common Stock Purchase Warrant issued to each investor in the June 2010 private placement (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on June 18, 2010).

4.7	Warrant dated December 20, 2012 and issued to Sigma-Tau to purchase 357,069 shares of the Company’s common stock (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on December 27, 2012).

4.8	Warrant dated December 20, 2012 and issued to SINAF S.A. to purchase 87,804 shares of the Company’s common stock (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on December 27, 2012).

4.9	Warrant dated December 20, 2012 and issued to McDonald to purchase 280,000 shares of the Company’s common stock (incorporated by reference to Exhibit 10.6 of our current report on Form 8-K filed on December 27, 2012).

4.10	Form of Common Stock Purchase Warrant issued to each investor in the June 2013 registered public offering (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on June 24, 2013).

4.11	Form of Warrant issued to Maxim Group LLC (incorporated by reference to Exhibit 10.4 included in our current report on Form 8-K filed on June 24, 2013).

4.12	Form of Warrant to Purchase Common Stock issued to each investor in the December 2014 registered public offering (incorporated by reference to Exhibit 4.12 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

4.13	Form of Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.13 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

10.1	License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

10.2	License Agreement between the Company and Thomas Jefferson University (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.3	License Agreement between the Company and the University of Texas Medical Branch (incorporated by reference to Exhibit 10.10 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.4	Consulting Agreement between the Company and Lance Simpson of Thomas Jefferson University. (incorporated by reference to Exhibit 10.43 included in our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2002).

10.5	2005 Equity Incentive Plan, as amended on September 25, 2013 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 30, 2013). **

10.6	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).

10.7	Letter of Intent dated January 3, 2007 by and between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 4, 2007).

10.8	Employment Agreement dated December 27, 2007, between Christopher J. Schaber, PhD and the Company (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). **

10.9	Exclusive License Agreement dated November 24, 1998, between Enteron Pharmaceuticals, Inc. and George B. McDonald, MD and amendments (incorporated by reference to Exhibit 10.42 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009).

10.10	Collaboration and Supply Agreement dated February 11, 2009, between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.43 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009). †

10.11	Employment Agreement dated as of May 31, 2011, between Joseph M. Warusz and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 31, 2011).**

10.12	First Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).**

10.13	Amendment to the Collaboration and Supply Agreement dated July 26, 2011, between Sigma-Tau Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 28, 2011).

10.14	Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and the Company (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

10.15	Amendment No. 2 to the Collaboration and Supply Agreement between the Company, Enteron and Sigma-Tau dated as of December 20, 2012 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 27, 2012). †

10.16	Amendment to Exclusive License Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on December 27, 2012).

10.17	Amendment to Consulting Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on December 27, 2012).

10.18	Contract HHSO100201300023C dated September 18, 2013 between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.19	Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.20	Purchase Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on November 21, 2013).

10.21	Registration Rights Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on November 21, 2013)

10.22	Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014). **

10.23	Asset Purchase Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 5, 2014). †

10.24	Registration Rights Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 5, 2014).

10.25	Contract HHSN272201400039C dated September 17, 2014 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 23, 2014). †

10.26	Lease Agreement dated November 21, 2014, between the Company and CPP II, LLC. (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2014).

10.27	2015 Equity Incentive Plan, as amended on June 9, 2015 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 19, 2015).

10.28	Form of Equity Purchase Agreement dated as of July 29, 2015 between the Company and Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 31, 2015).

10.29	Form of Registration Rights Agreement dated as of July 29, 2015 between the Company and Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 31, 2015).

10.30	Form of Promissory Note dated as of July 29, 2015 made by the Company in favor of Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on July 31, 2015).

10.31	Purchase Agreement dated as of March 22, 2016 between the Company and Lincoln Park Capital Fund, LLC. *

10.32	Registration Rights Agreement dated as of March 22, 2016 between the Company and Lincoln Park Capital Fund, LLC. *

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* ** †	Filed herewith. Indicates management contract or compensatory plan. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 24, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive	March 24, 2016
Christopher J. Schaber, PhD	Officer and President (principal executive officer)

/s/ Keith L. Brownlie	Director	March 24, 2016
Keith L. Brownlie, CPA

/s/ Marco Brughera	Director	March 24, 2016
Marco Brughera, DVM

/s/ Gregg A. Lapointe	Director	March 24, 2016
Gregg A. Lapointe, CPA

/s/ Robert J. Rubin	Director	March 24, 2016
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 24, 2016
Jerome Zeldis, MD, PhD

/s/ Joseph M. Warusz	Vice President of Finance, Acting Chief	March 24, 2016
Joseph M. Warusz, CPA	Financial Officer and Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2015	2014
Assets Current assets:
Cash and cash equivalents	$4,921,545	$5,525,094
Contracts and grants receivable	1,985,212	794,767
Prepaid expenses	244,267	172,928
Total current assets	7,151,024	6,492,789
Office furniture and equipment, net	47,366	51,510
Intangible assets, net	188,732	409,949
Total assets	$7,387,122	$6,954,248

Liabilities and shareholders’ deficiency
Current liabilities:
Accounts payable	$4,379,936	$3,003,545
Notes payable	292,719	-
Warrant liability	2,434,101	3,789,562
Accrued compensation	298,675	315,030
Total current liabilities	7,405,431	7,108,137
Commitments and contingencies
Shareholders’ deficiency:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 31,269,522 and 23,936,568 shares issued and outstanding in 2015 and 2014, respectively	31,270	23,937
Additional paid-in capital	146,828,000	138,868,523
Accumulated deficit	(146,877,579)	(139,046,349)
Total shareholders’ deficiency	(18,309)	(153,889)
Total liabilities and shareholders’ deficiency	$7,387,122	$6,954,248

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2015	2014
Revenues:
Grant revenue	$127,042	$1,497,548
Contract revenue	8,641,348	5,545,468
Total revenues	8,768,390	7,043,016
Cost of revenues	(6,882,204)	(5,313,855)
Gross profit	1,886,186	1,729,161
Operating expenses:
Research and development	5,399,839	5,086,535
Acquired in-process research and development	-	4,000,000
General and administrative	3,596,623	3,403,975
Total operating expenses	8,996,462	12,490,510
Loss from operations	(7,110,276)	(10,761,349)
Other income (expense):
Change in fair value of warrant liability	(1,201,870)	3,436,195
Interest income (expense), net	(8,017)	1,310
Total other income (expense)	(1,209,887)	3,437,505
Net loss before income taxes	(8,320,163)	(7,323,844)
Income tax benefit	488,933	616,872
Net loss	$(7,831,230)	$(6,706,972)
Basic net loss per share	$(0.30)	$(0.32)
Diluted net loss per share	$(0.30)	$(0.43)
Basic weighted average common shares outstanding	26,065,765	20,638,421
Diluted weighted average common shares outstanding	26,065,765	23,584,944

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Deficiency
For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid–In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2013	19,626,439	$19,626	$130,549,930	$(132,339,377)	$(1,769,821)
Issuance of common stock pursuant to Lincoln Park Equity line	230,743	231	470,244	-	470,475
Issuance of common stock to vendors	121,000	121	255,919	-	256,040
Issuance of shares from exercise of stock options	36,672	37	28,041	-	28,078
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	1,055,490	-	1,055,490
Fair value of common stock warrants issued to vendors	-	-	4,775	-	4,775
Issuance of common stock to collaboration partner	43,067	43	99,959	-	100,002
Shares issued in connection with acquisition of in-process research and development	1,849,113	1,849	3,748,151	-	3,750,000
Issuance of common stock from cashless exercise of warrants	143,004	143	(143)	-	-
Share-based compensation expense	-	-	720,150	-	720,150
Common stock issued in unit offering, net of offering costs of $344,808	1,886,530	1,887	1,936,007	-	1,937,894
Net loss	-	-	-	(6,706,972)	(6,706,972)
Balance, December 31, 2014	23,936,568	$23,937	$138,868,523	$(139,046,349)	$(153,889)
Issuance of common stock pursuant to Lincoln Park Equity line	841,348	842	1,338,335	-	1,339,177
Issuance of common stock pursuant to Equity Line Purchase Agreement	4,545,770	4,546	2,495,454	-	2,500,000
Stock issuance cost associated with Equity Line Purchase Agreement	-	-	(453,162)	-	(453,162)
Issuance of common stock to vendors	166,282	166	232,046	-	232,212
Issuance of shares from exercise of stock options	33,125	33	19,217	-	19,250
Issuance of shares for exercise of warrants	1,746,429	1,746	1,115,775	-	1,117,521
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	2,557,331	-	2,557,331
Share-based compensation expense	-	-	654,481	-	654,481
Net loss	-	-	-	(7,831,230)	(7,831,230)
Balance, December 31, 2015	31,269,522	$31,270	$146,828,000	$(146,877,579)	$(18,309)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2015	2014
Operating activities:
Net loss	$(7,831,230)	$(6,706,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	247,458	245,787
Charge for common stock issued for collaboration agreement	-	100,002
Common stock issued in exchange for services	232,212	256,040
Issuance of common stock for acquisition of in-process research and development	-	4,000,000
Warrants issued to vendor	-	4,775
Amortization of discount on debt	10,648	-
Share-based compensation	654,481	720,150
Change in fair value of warrant liability	1,201,870	(3,436,195)

Change in operating assets and liabilities:
Contracts and grants receivable	(1,190,445)	72,319
Taxes receivable	-	750,356
Prepaid expenses	(71,339)	(37,537)
Accounts payable	1,376,391	1,483,255
Accrued compensation	(16,354)	81,291
Total adjustments and change in operating assets and liabilities	2,444,922	4,240,243
Net cash used in operating activities	(5,386,308)	(2,466,729)

Investing activities:
Payments for acquisition of in-process research and development	-	(250,000)
Purchases of furniture and office equipment	(22,098)	(50,866)
Net cash used in investing activities	(22,098)	(300,866)

Financing activities:
Net proceeds from sale of units containing common stock and warrants	-	1,937,894
Net proceeds from issuance of common stock pursuant to the equity lines	3,839,177	470,475
Stock issuance cost associated with equity line purchase agreement	(171,091)	-
Proceeds from exercise of options and warrants	1,136,771	28,078
Net cash provided by financing activities	4,804,857	2,436,447

Net decrease in cash and cash equivalents	(603,549)	(331,148)
Cash and cash equivalents at beginning of period	5,525,094	5,856,242
Cash and cash equivalents at end of period	$4,921,545	$5,525,094
Supplemental disclosure of non cash investing and financing activities:
Notes payable issued in connection with Equity Purchase Agreement	$282,071	$-
Reclassification of warrant liability to additional paid-in capital upon partial exercise of warrants issued in unit offering	$2,557,331	$1,055,490
Supplemental information:
Cash paid for state income taxes	$7,542	$6,994

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

The Company’s BioTherapeutics business segment is developing a first-in-class photodynamic therapy (SGX301) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and it’s novel innate defense regulator (“IDR”) technology (SGX942) for the treatment of oral mucositis in head and neck cancer.

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine candidate, VeloThrax™, an anthrax vaccine candidate, OrbeShield™, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a melioidosis therapeutic candidate. The development of the vaccine programs currently supported by the heat stabilization technology, known as ThermoVax™, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. The Company plans to use the funds received under the government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield™ for the treatment of GI ARS.

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

Liquidity

As of December 31, 2015, the Company had cash and cash equivalents of $4,921,545 as compared to $5,525,094 as of December 31, 2014, representing a decrease of $603,549 or 11%. The decrease in cash was primarily due to net cash used in operations of $5,386,308 partially offset by cash provided by financing activities of $4,804,857. As of December 31, 2015, the Company had working capital of $2,179,694, which excludes a non-cash warrant liability of $2,434,101, as compared to working capital of $3,174,214 as of December 31, 2014, representing a decrease of $994,520 or 31%. The decrease in working capital was primarily the result of expenditures to support the completion of the Phase 2 clinical trial of SGX942 and the initiation of the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL offset by the $4,804,857 in various financing activities.

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

Management’s business plan can be outlined as follows:

●	Complete enrollment and report preliminary results in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Initiate a Phase 3 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;

●	Continue to collect the long-term follow-up safety data from the SGX942 Phase 2 proof-of-concept study in the treatment of oral mucositis in head and neck cancer patients and publish the findings from this study;

●	Obtain FDA agreement on a pivotal Phase 2b/3 protocol of SGX942 in the treatment of oral mucositis in head and neck cancer patients;

●	Continue development of RiVax™ in combination with ThermoVax® technology to develop new heat stable vaccines in biodefense and infectious diseases with the potential to collaborate and/or partner with other companies in these areas;

●	Advance the preclinical and manufacturing development of OrbeShield™ as a biodefense medical countermeasure for the treatment of GI ARS;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Acquire or in-license new clinical-stage compounds for development; and

●	Explore other business development and merger/acquisition strategies.

The Company’s plans with respect to its liquidity management include, but are not limited to the following:

●	The Company has up to $43.0 million in active government contract funding still available to support its associated research programs through 2016 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $488,933 in proceeds of the sale of NJ NOL in 2015, the Company expects to participate in the program during 2016 and beyond;

●	The Company has an aggregate of $20.2 million available from equity facilities through 2019; and

●	The Company may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for its current products in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from Soligenix’s academic and industry partners. These rights can also be sold or sub-licensed as part of its strategy to partner its products at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve and maintain the Company’s rights, and perhaps extend the lives of the patents. The Company capitalizes such costs and amortizes intangibles on a straight-line basis over their expected useful life – generally a period of 11 to 16 years.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the years ended December 31, 2015 and 2014.

The Company did not capitalize any patent related costs during the years ended December 31, 2015 or 2014.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2015 or 2014.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2015. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, accounts payable, notes payable and accrued compensation approximate their fair value based on the short-term maturity of these instruments. The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the Company’s June 2013 registered public offering were accounted for as derivatives. See Note 5, Warrant Liability.

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

Research and Development Costs

Research and development costs are charged to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, equipment depreciation and allocation of various corporate costs. Purchased in-process research and development expense represents the value assigned or paid for acquired research and development for which there is no alternative future use as of the date of acquisition.

Accounting for Warrants

The Company considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. The Company evaluated the provisions in its outstanding warrants and determined that warrants issued in connection with the Company’s June 2013 registered public offering contains provisions that protect holders from a decline in the issue price of the Company’s common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to the Company’s stock and therefore are accounted for as equity instruments for 2015 and 2014.

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

Share-based compensation expense for options, warrants and shares of common stock granted to non-employees has been determined in accordance with and FASB ASC 505-50, Equity-Based Payments to Non-Employees, and represents the fair value of the consideration received, or the fair value of the equity instruments issued, whichever may be more reliably measured. For options that vest over future periods, the fair value of options granted to non-employees is amortized as the options vest. The fair value is remeasured each reporting period until performance is complete.

For the year ended December 31, 2015 the Company issued 605,340 stock options at a weighted average exercise price of $1.19 per share. The fair value of options issued during the years ended December 31, 2015 and 2014 was estimated to be $1.22 and $1.48 per share, respectively, using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatilities ranging from 121% - 141% and 128% - 165% for 2015 and 2014, respectively;

●	forfeitures at a rate of 12%; and

●	risk-free interest rates ranging from .98% to 1.53% and 1.05% to 1.43% for 2015 and 2014, respectively.

The weighted average fair value of each option grant made during 2015 and 2014 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2015 and 2014. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2015 and 2014.

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

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
Numerator:
Net loss for basic earnings per share	$(7,831,230)	$(6,706,972)
Less change in fair value of warrant liability	-	3,436,195
Net loss for diluted earnings per share	$(7,831,230)	$(10,143,167)
Denominator:
Weighted-average basic common shares outstanding	26,065,765	20,638,421
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	2,946,523
Denominator for diluted earnings per share –
adjusted weighted-average shares	26,065,765	23,584,944
Basic net loss per share	($0.30)	($0.32)
Diluted net loss per share	($0.30)	($0.43)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
Common stock purchase warrants	4,926,119	2,546,143
Stock options	2,768,612	2,488,279
Total	7,694,731	5,034,422

Shares issuable upon the exercise of options and warrants outstanding at December 31, 2015 and 2014 were 2,768,612 and 2,488,279 shares issuable upon the exercise of options, and 4,926,119 and 7,269,500 shares issuable upon the exercise of warrants, respectively. The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2015 were $2.13 and $0.74 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and stock options and the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, this ASU provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on the Company's consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2015
Licenses	3.8	$462,234	$333,732	$128,502
Patents	1.1	1,893,185	1,832,955	60,230
Total	1.9	$2,355,419	$2,166,687	$188,732
December 31, 2014
Licenses	4.7	$462,234	$306,495	$155,739
Patents	1.9	1,893,185	1,638,975	254,210
Total	2.6	$2,355,419	$1,945,470	$409,949

Amortization expense was $221,217 and $222,563 in 2015 and 2014, respectively.

Based on the balance of licenses and patents at December 31, 2015, the annual amortization expense for each of the succeeding four years is expected to approximate as follows:

Year	Amortization Expense
2016	$61,800
2017	$61,800
2018	$37,300
2019	$27,832

License fees and royalty payments are expensed annually as incurred, as the Company does not attribute any future benefits of such payments.

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

In consideration for entering into the Equity Line Purchase Agreements, the Company issued to the investors promissory notes having an aggregate principal amount of $300,000, which were recorded as stock issuance costs. The promissory notes are payable by April 15, 2016, with an issuance date present value of $282,071. The promissory notes did not include terms for interest, therefore the interest was imputed at 9%. Total discount amortization of $10,648 was recorded as interest expense for the year ended December 31, 2015. The discount is being accreted over the term of the promissory notes using the effective interest rate method.

Note 5. Warrant Liability

Warrants issued in connection with the Company’s June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provision) and contain net settlement provisions. As a result, the Company accounts for these warrants as liabilities instead of equity instruments. Down-round provisions reduce the exercise or conversion price of a warrant if the Company issues equity shares for a price that is lower than the exercise or conversion price of the warrants. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed for fixed” option. As a result of the Company’s December 2014 registered public unit offering, the exercise price of warrants outstanding in connection with the public offering completed in June 2013 was adjusted to $0.61 per share. As a result of the Company’s December 2015 drawdown on the Equity Line Purchase Agreement, the exercise price of warrants outstanding in connection with the public offering completed in June 2013 was adjusted to $0.51 per share.

The Company recognized these warrants as liabilities at their fair value on the date of grant and remeasures them to fair value on each reporting date.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. During the year ended December 31, 2014, 143,004 shares of common were issued upon 586,081 warrants exercised on a cashless basis. On January 22, 2014, 250,000 warrants were exercised and on August 19, 2014, 336,081 warrants were exercised. The fair value of the warrants exercised in 2014, or $1,055,490 was reclassified from warrant liability to additional paid-in capital on the respective exercise dates. During the year ended December 31, 2015, 1,686,429 warrants were exercised. The fair value of the warrants exercised in 2015, or $2,557,331 was reclassified from warrant liability to additional paid-in capital on the respective exercise dates. On December 31, 2015, the closing price of the Company’s common stock as reported on OTC Markets was $1.13. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2014 through December 31, 2015, the Company recognized a non-cash expense of $1,201,870 for the change in the fair value of the warrant liability for 2015.

The assumptions used in connection with the valuation of warrants issued, using the binomial method, were as follows:

	Initial Measurement June 25, 2013	December 31, 2013	December 31, 2014	Exercised During 2015	December 31, 2015

Number of shares underlying the warrants	5,416,851	5,309,438	4,723,357	1,686,429	3,036,925
Exercise price	$1.65	$1.65	$0.61	$0.61	$0.51
Volatility	140%	135%	128%	117-119%	98%
Risk-free interest rate	1.49%	1.75%	1.38%	.81-1.06%	1.19%
Expected dividend yield	0	0	0	0	0
Expected warrant life (years)	5.0	4.5	3.5	3.01-3.33	2.48
Stock price	$0.96	$1.80	$0.98	$1.69-$2.22	$1.13

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects losses for the year ended December 31, 2015 for the financial liability categorized as Level 3 as of December 31, 2015.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	December 31, 2014	Decrease from Warrants Exercised in 2015	Increase in Fair Value	December 31, 2015
Warrant liability	$3,789,562	$(2,557,331)	$1,201,870	$2,434,101

Note 6. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2015 and December 31, 2014:

	2015	2014
Federal	$-	$-
State	(488,933)	(616,872)
Income tax benefit	$(488,933)	$(616,872)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry forwards	$31,216,000	$29,594,000
Orphan drug and research and development credit carry forwards	4,909,000	3,556,000
Equity based compensation	1,923,000	2,049,000
Intangibles	2,090,000	2,140,000
Total	40,138,000	37,339,000
Valuation allowance	(40,138,000)	(37,339,000)
Net deferred tax assets	$-	$-

The Company has gross NOLs at December 31, 2015 of approximately $90,891,000 for federal tax purposes and approximately $5,273,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which will begin to expire in 2018. In addition, the Company has $4,909,000 of various tax credits which expire from 2018 to 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the years ended December 31, 2015 and 2014, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey net operating loss carryforwards, resulting in the recognition of $488,933 and $616,872 of income tax benefit, net of transaction costs, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Income tax loss at federal statutory rate	(34.00)%	(34.00)%
State tax benefits, plus sale of NJ NOLs, net of federal benefit	(6.00)	(6.00)
Subtotal	(40.00)	(40.00)
Valuation allowance	34.12	31.58
Income tax benefit	(5.88)%	(8.42)%

Note 7. Shareholders’ Deficiency

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2015:

●	In February 2015, the Company issued 701,786 shares of common stock in connection with the exercise of stock warrants;

●	In March 2015, the Company issued 482,000 shares of common stock in connection with the exercise of stock warrants;

●	In March 2015, the Company issued 153,010 shares of common stock pursuant to the Lincoln Park facility;

●	In April 2015, the Company issued 356,786 shares of common stock in connection with the exercise of stock warrants;

●	In April 2015, the Company issued 8,125 shares of common stock in connection with the exercise of stock options;

●	In May 2015, the Company issued 76,364 shares of common stock pursuant to the Lincoln Park facility;

●	In June 2015, the Company issued 384,237 shares of common stock pursuant to the Lincoln Park facility;

●	In June 2015, the Company issued 198,714 shares of common stock in connection with the exercise of stock warrants;

●	In July 2015, the Company issued 7,143 shares of common stock in connection with the exercise of stock warrants;

●	In September 2015, the Company issued 609,535 shares of common stock pursuant to an Equity Line Purchase Agreement;

●	In September 2015, the Company issued 25,000 shares of common stock in connection with the exercise of stock options;

●	In October 2015, the Company issued 151,843 shares of common stock pursuant to the Lincoln Park facility;

●	In November 2015, the Company issued 75,894 shares of common stock pursuant to the Lincoln Park facility;

●	In December 2015, the Company issued 3,936,235 shares of common stock pursuant to an Equity Line Purchase Agreement;
●	In nine separate transactions, the Company issued 166,282 fully vested shares of common stock as partial consideration for services performed.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2014:

●	In January 2014, the Company issued 77,889 shares of common stock in connection with the cashless exercise of 250,000 stock warrants;

●	In March 2014, the Company issued 76,932 shares of common stock pursuant to the Lincoln Park facility;

●	In April 2014, the Company issued 76,907 shares of common stock pursuant to the Lincoln Park facility;

●	In May 2014, the Company issued 43,067 shares of common stock upon the execution of an agreement to evaluate specific oncology technology;

●	In May 2014, the Company issued 29,172 shares of common stock upon the exercise of vested stock options;

●	In July 2014, the Company issued 76,904 shares of common stock pursuant to the Lincoln Park facility;

●	In July 2014, the Company issued 7,500 shares of common stock upon the exercise of vested stock options;

●	In August 2014, the Company issued 65,115 shares of common stock with the cashless exercise of 336,081 stock warrants;

●	In September 2014, the Company issued 1,849,113 shares of common stock in connection with the Hy BioPharma Acquisition of in process research and development.

●	In December 2014, the Company issued 1,886,530 shares of common stock and 1,169,318 warrants pursuant to a registered direct unit offering of common stock and warrants. The Company received net proceeds of $1,937,894 from this offering.

●	In four separate transactions, the Company issued 121,000 shares of common stock as partial consideration for services performed.

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

From the date that the SEC declared the registration statement effective, in August 2015, until December 31, 2016, the Company has the right to sell up to $5 million, $4 million and $1 million worth of shares of common stock to Kodiak Capital, Kingsbrook and River North, respectively. The Company will control the timing and amount of future sales, if any, of common stock to the Investors under the Equity Line Purchase Agreements. The purchase price of the shares will be equal to eighty percent (80%) of the lowest daily volume weighted average price of the common stock for any trading day during the five consecutive trading days immediately following the date of the Company’s notice to the Investors requesting the purchase. There is no minimum amount that the Company may require the Investors to purchase at any one time. The Company may not require the Investors to purchase more than $3 million worth of shares of common stock during any seven day period and may not require any of the Investors to purchase shares of common stock if such purchase would result in such Investor’s beneficial ownership exceeding 9.99% of the outstanding common stock.

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

In December 2015, a second drawdown was made, whereby under the Equity Line Purchase Agreements, the Company issued 3,936,235 shares of common stock receiving proceeds of $2,000,000.

On March 7, 2016, in accordance with the terms of the Equity Line Purchase Agreements, the Company exercised its right to terminate the Purchase Agreements upon written notice to the Investors. The Company did not incur any penalties as a result of this termination.

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

During the year ended December 31, 2014, in three separate transactions, the Company sold 225,000 shares of common stock and issued 5,743 commitment shares receiving net proceeds of $470,475. During the year ended December 31, 2015, in nine separate transactions, the Company sold 825,000 shares of common stock and issued 16,348 commitment shares receiving net proceeds of $1,339,177.

Note 8. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan was replaced by the 2015 Equity Incentive Plan (“2015 Plan”), approved in June 2015, and is divided into four separate equity programs:

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

The 2005 Equity Incentive Plan (“2005 Plan”) also was divided into four separate equity programs:

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

In addition, under the 2005 Plan, the Board may elect to pay certain consultants, directors, and employees in common stock. The 2005 Plan was amended in September 2007 to increase the number of options available under the plan to 1,000,000, in 2010 to increase the number of shares under the plan to 1,750,000 and again in 2013 to increase the number shares available under the plan to 3,000,000. The 2015 Plan was approved in June 2015 with 3,000,000 shares available under the plan.

The table below accounts only for transactions occurring as part of the 2015 Plan.

	December 31,
	2015	2014
Shares available for grant at plan approval	3,000,000	-
Options granted	(477,000)	-

Shares available for grant at end of year	2,523,000	-

The total option activity for the amended 2005 Plan and the 2015 Plan for the years ended December 31, 2015 and 2014 was as follows:

	Options	Weighted Average Options Exercise Price
Balance at December 31, 2013	2,051,511	$2.63
Granted	637,495	1.79
Exercised	(36,672)	0.77
Forfeited	(164,055)	3.13
Balance at December 31, 2014	2,488,279	$2.40
Granted	605,340	1.19
Exercised	(33,125)	0.58
Forfeited	(291,882)	3.13
Balance at December 31, 2015	2,768,612	$2.13

As of December 31, 2015, there were 2,082,199 options exercisable with a weighted average exercise price of $2.33, a weighted average remaining contractual term of 7.28 years and an intrinsic value of $256,347. The intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $18,181 and $47,241, respectively. As of December 31, 2015, there were 2,768,612 options outstanding and expected to vest with a weighted average exercise price of $2.13, weighted average remaining term of 7.28 years and an intrinsic value of $257,369. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) what would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of our common stock.

The Company awarded 605,340 and 637,495 stock options to new employees and existing Board members during the years ended 2015 and 2014, respectively. During the year ended 2015, under the 2005 Equity Incentive Plan, 29,000 option grants were issued to employees and 99,340 option grants were issued to Board members, and under the 2015 Equity Incentive Plan 477,000 option grants were issued to employees.

The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2015 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.30-$2.20	8.03	2,170,838	1,484,425
$2.26-$4.10	5.36	174,774	174,774
$4.64-$9.40	3.22	423,000	423,000
Total	7.28	2,768,612	2,082,199

The Company’s share-based compensation expense for the years ended December 31, 2015 and 2014 was recognized as follows:

Share-based Compensation	2015	2014
Research and Development	$260,204	$308,847
General and Administrative	394,277	411,303
Total	$654,481	$720,150

At December 31, 2015, the total compensation cost for stock options not yet recognized was approximately $773,197 and will be expensed over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2015 and 2014 was as follows:

	Warrants	Weighted Average Warrant Exercise Price
Balance at December 31, 2013	8,156,526	$2.17
Granted	1,169,318	1.48
Exercised	(586,081)	1.65
Expired	(1,470,263)	3.49
Balance at December 31, 2014	7,269,500	$1.15
Exercised	(1,746,429)	0.64
Expired	(596,952)	5.59
Balance at December 31, 2015	4,926,119	$0.74

The weighted-average remaining life, by price range, for outstanding warrants at December 31, 2015 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
$.51-$0.53	2.4	3,811,801	3,811,801
$1.48-$2.05	4.0	1,114,318	1,114,318
Total	2.7	4,926,119	4,926,119

Note 9. Concentrations

At December 31, 2015 and 2014, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 10. Commitments and Contingencies

The Company has commitments of approximately $500,000 at December 31, 2015 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of December 31, 2015 no milestones or royalty payments have been paid or accrued.

In December 2014, the Company entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months was approximately $12,300 per month, or approximately $20.85 per square foot. This rent increased to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months and will increase to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease. The Company paid rent expense in the amount of $142,935 and $94,400 for 2015 and 2014, respectively.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided that Hy BioPharma’s ownership is not to exceed 19.9% of the Company’s outstanding stock. As of December 31, 2015, no milestone payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2016	$100,000	$157,000	$257,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
Total	$500,000	$360,000	$860,000

Note 11. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended December 31,
	2015	2014
Revenues
Vaccines/BioDefense	$8,754,418	$6,756,388
BioTherapeutics	13,972	286,628
Total	$8,768,390	$7,043,016

Income (Loss) from Operations
Vaccines/BioDefense	$1,263,709	$807,164
BioTherapeutics	(4,487,988)	(7,674,381)
Corporate	(3,885,997)	(3,894,132)
Total	$(7,110,276)	$(10,761,349)

Amortization and Depreciation Expense
Vaccines/BioDefense	$39,925	$39,625
BioTherapeutics	199,661	199,196
Corporate	7,872	6,966
Total	$247,458	$245,787

Other Income (Expense), Net
Corporate	$(1,209,887)	$3,437,505

Share-Based Compensation
Vaccines/BioDefense	$111,960	$114,920
BioTherapeutics	148,244	193,926
Corporate	394,277	411,304
Total	$654,481	$720,150

	As of December 31,
	2015	2014

Identifiable Assets
Vaccines/BioDefense	$2,123,676	$1,025,220
BioTherapeutics	76,183	204,308
Corporate	5,187,263	5,724,720
Total	$7,387,122	$6,954,248

Note 12. Subsequent Events

The Company entered into a purchase agreement with Lincoln Park on March 22, 2016 pursuant to which Lincoln Park has committed to purchase up to $12 million of the Company’s common stock.  Concurrently with the execution of the purchase agreement, the Company issued 100,000 shares of its common stock to Lincoln Park as a partial fee for its commitment to purchase shares of the Company’s common stock under the purchase agreement. The shares that may be sold pursuant to the purchase agreement may be sold by the Company to Lincoln Park at the Company’s discretion from time to time over the remaining term of approximately 36 months, once the registration statement registering the resale of the shares of common stock sold to Lincoln Park under the purchase agreement is declared effective by the SEC.  The purchase price for the shares that the Company may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of the Company’s common stock.

The Company has the right to control the timing and amount of any sales of its shares to Lincoln Park, except that, pursuant to the terms of the agreements with Lincoln Park, the Company would be unable to sell shares to Lincoln Park that would cause Lincoln Park to beneficially own more than 4.99% of the Company’s issued and outstanding common stock.  Sales of the Company’s common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Soligenix, Inc.

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficiency, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soligenix, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Philadelphia, PA
March 24, 2016