Form 10-Q
period 2016-03-31
SOLIGENIX, INC.
filed 2016-05-12
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 6, 2016, 31,472,522 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$4,260,440	$4,921,545
Contracts and grants receivable	1,023,301	1,985,212
Prepaid expenses	89,525	244,267
Total current assets	5,373,266	7,151,024

Office furniture and equipment, net	44,440	47,366
Intangible assets, net	173,314	188,732
Total assets	$5,591,020	$7,387,122

Liabilities and shareholders’ deficiency
Current liabilities:
Accounts payable	$4,632,771	$4,379,936
Notes payable	298,970	292,719
Warrant liability	1,673,944	2,434,101
Accrued compensation	35,669	298,675
Total current liabilities	6,641,354	7,405,431

Commitments and contingencies
Shareholders’ deficiency:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 31,369,522 shares and 31,269,522 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	31,370	31,270
Additional paid-in capital	146,945,308	146,828,000
Accumulated deficit	(148,027,012)	(146,877,579)
Total shareholders’ deficiency	(1,050,334)	(18,309)
Total liabilities and shareholders’ deficiency	$5,591,020	$7,387,122

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues:
Contract revenue	$2,630,986	$712,406
Grant revenue	-	103,880

Total revenues	2,630,986	816,286
Cost of revenues	(2,232,335)	(527,399)
Gross profit	398,651	288,887

Operating expenses:
Research and development	1,428,499	1,029,884
General and administrative	875,857	817,270

Total operating expenses	2,304,356	1,847,154

Loss from operations	(1,905,705)	(1,558,267)

Other income (expense):
Change in fair value of warrant liability	760,157	(3,011,616)
Interest income (expense), net	(3,885)	561

Total other income (expense)	756,272	(3,011,055)

Net loss	$(1,149,433)	$(4,569,322)
Basic net loss per share	$(0.04)	$(0.19)
Diluted net loss per share	$(0.06)	$(0.19)
Basic weighted average common shares outstanding	31,279,412	24,405,813
Diluted weighted average common shares outstanding	32,600,727	24,405,813

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficiency

For the Three Months Ended March 31, 2016

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2015	31,269,522	$31,270	$146,828,000	$(146,877,579)	$(18,309)
Issuance of common stock pursuant to Lincoln Park Equity Line	100,000	100	(100)	-	-
Costs associated with Lincoln Park Equity Line	-	-	(19,003)	-	(19,003)
Share-based compensation expense	-	-	136,411	-	136,411
Net loss	-	-	-	(1,149,433)	(1,149,433)
Balance, March 31, 2016	31,369,522	$31,370	$146,945,308	$(148,027,012)	$(1,050,334)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2016	2015
Operating activities:
Net loss	$(1,149,433)	$(4,569,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	22,607	59,926
Common stock issued to vendors	-	101,360
Share-based compensation	136,411	142,025
Amortization of discount on debt	6,251	-
Change in fair value of warrant liability	(760,157)	3,011,616
Change in operating assets and liabilities:
Contracts and grants receivable	961,911	449,347
Prepaid expenses	154,742	41,382
Accounts payable	252,835	(459,603)
Accrued compensation	(263,006)	(282,841)
Total adjustments	511,594	3,063,212
Net cash used in operating activities	(637,839)	(1,506,110)

Investing activities
Purchases of office furniture and equipment	(4,263)	(11,553)
Net cash used in investing activities	(4,263)	(11,553)

Financing Activities:

Net proceeds from issuance of common stock pursuant to the equity lines	-	246,525
Stock issuance cost associated with equity line purchase agreement	(19,003)	-
Proceeds from exercises of options and warrants	-	758,649
Net cash (used in) provided by financing activities	(19,003)	1,005,174

Net decrease in cash and cash equivalents	(661,105)	(512,489)
Cash and cash equivalents at beginning of period	4,921,545	5,525,094
Cash and cash equivalents at end of period	$4,260,440	$5,012,605
Supplemental disclosure of non cash investing and financing activities:
Reclassification of warrant liability to additional paid in capital upon partial exercises of warrants issued in unit offering	$-	$1,648,811

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

The Company’s BioTherapeutics business segment is developing a first-in-class photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201), and its novel innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer.

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine candidate, OrbeShield®, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a melioidosis therapeutic candidate. The development of the vaccine program is currently supported by the heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. The Company plans to use the funds received under the government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield® for the treatment of GI ARS.

The Company generates revenues under government grants primarily from the National Institutes of Health (the “NIH”) and government contracts from BARDA and NIAID.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, litigation, and product liability. Results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of March 31, 2016, the Company had cash and cash equivalents of $4,260,440 as compared to $4,921,545 as of December 31, 2015, representing a decrease of $661,105 or 13%. The decrease in cash was primarily due to net cash used in operations of $637,839. As of March 31, 2016, the Company had working capital of $405,856 which excludes a non-cash warrant liability of $1,673,944, as compared to working capital of $2,179,694 as of December 31, 2015, which excludes a non-cash warrant liability of $2,434,101, representing a decrease of $1,773,838 or 81% in working capital. This decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 and the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

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

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the pivotal Phase 3 clinical trial with SGX301 for the treatment of CTCL;
●	Initiate a pivotal Phase 3 clinical trial of oral BDP, known as SGX203, for the treatment of pediatric Crohn’s disease;
●	Continue to collect the long-term follow-up safety data from the SGX942 Phase 2 proof-of-concept study in the treatment of oral mucositis in head and neck cancer patients and publish the findings from this study;
●	Obtain FDA agreement on a pivotal Phase 2b/3 protocol of SGX942 in the treatment of oral mucositis in head and neck cancer patients;
●	Continue development of RiVax™ in combination with ThermoVax® technology, to develop new heat stable vaccines in biodefense;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of the other BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $40.3 million in active government funding still available to support its associated research programs through 2016 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $488,933 in proceeds of the sale of NJ NOL in 2015, the Company expects to participate in the program during 2016 and beyond.
●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such a transaction.
●	The Company has $8.2 million available from equity facilities expiring in November 2016 and $12.0 million from equity facilities expiring in March 2019; and
●	The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the three months ended March 31, 2016 and 2015.

The Company did not capitalize any patent related costs during the three months ended March 31, 2016 and 2015.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2016 and 2015.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Accounting for Warrants

The Company considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. The Company evaluated the provisions and determined that warrants issued in connection with the Company’s June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of the Company’s common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to the Company’s stock and therefore are accounted for as equity instruments for 2016 and 2015.

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

For the three months ended March 31, 2016 and 2015, the Company issued stock options at a weighted average exercise price of $0.89 and $1.10 per share, respectively. The fair value of options issued during the three months ended March 31, 2016 and 2015 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 121% for 2016 and ranging from 139% - 141% for 2015
●	forfeitures at a rate of 12%; and
●	risk free interest rates ranging from 1.19% - 1.52% and .99 - 1.33% for 2016 and 2015 respectively.

The fair value of each option grant made during 2016 and 2015 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2016 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2016 and 2015. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2016 and December 31, 2015.

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

	For the Quarter Ended	For the Quarter Ended
	March 31, 2016	March 31, 2015
Numerator:
Net loss for basic earnings per share	$(1,149,433)	$(4,569,322)
Less change in fair value of warrant liability	760,157	-
Net loss for diluted earnings per share	$(1,909,590)	$(4,569,322)
Denominator:
Weighted-average basic common shares outstanding	31,279,412	24,405,813
Assumed conversion of dilutive securities:
Common stock purchase warrants	1,321,315	-
Denominator for diluted earnings per share – adjusted weighted-average shares	32,600,727	24,405,813
Basic net loss per share	$(0.04)	$(0.19)
Diluted net loss per share	$(0.06)	$(0.19)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive:

	For the Quarter Ended	For the Quarter Ended
	March 31, 2016	March 31, 2015
Common stock purchase warrants	1,889,191	6,085,714
Stock options	2,824,737	2,272,022
Total	4,713,928	8,357,736

The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2016 were $2.10 and $0.74 per share, respectively, and at March 31, 2015 were $2.34 and $1.25 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrant and, stock options and the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, this ASU provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on the Company's consolidated financial statements and disclosures.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
March 31, 2016
Licenses	3.5	$462,234	$340,524	$121,710
Patents	0.8	1,893,185	1,841,581	51,604
Total		$2,355,419	$2,182,105	$173,314
December 31, 2015
Licenses	3.8	$462,234	$333,732	$128,502
Patents	1.1	1,893,185	1,832,955	60,230
Total		$2,355,419	$2,166,687	$188,732

Amortization expense was $15,418 and $54,039 for the three months ended March 31, 2016 and 2015, respectively.

Based on the balance of licenses and patents at March 31, 2016, the annual amortization expense for each of the succeeding four years is estimated to be as follows:

Amortization Expense
April 1 through December 31,2016	$46,382
2017	$61,800
2018	$37,300
2019	$27,832

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

In consideration for entering into the Equity Line Purchase Agreements, the Company issued to the investors promissory notes having an aggregate principal amount of $300,000, which were recorded as stock issuance costs. The promissory notes were paid on April 15, 2016, and had an issuance date present value of $282,071. The promissory notes did not include terms for interest, therefore the interest was imputed at 9%. Total discount amortization of $6,251 was recorded as interest expense for the three months ended March 31, 2016. The discount is being accreted over the term of the promissory notes using the effective interest rate method.

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

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. On March 31, 2016, the closing price of the Company’s common stock as reported on OTC Markets was $0.84. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2015 through March 31, 2016, the Company recognized non-cash income of $760,157 for the change in the fair value of the warrant liability for the three months ended March 31, 2016.

The assumptions used in connection with the valuation of warrants issued using the binomial method were as follows:

	December 31, 2015	March 31, 2016

Number of shares underlying the warrants	3,036,928	3,036,928
Exercise price	$0.51	$0.51
Volatility	98%	98%
Risk-free interest rate	1.19%	0.80%
Expected dividend yield	0	0
Expected warrant life (years)	2.48	2.24
Stock Price	$1.13	$0.84

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains for the three months ended March 31, 2016 for the financial liability categorized as Level 3 as of March 31, 2016.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	December 31, 2015	Decrease from Warrants Exercised in 2016	Decrease in Fair Value	March 31, 2016
Warrant liability	$2,434,101	-	$760,157	$1,673,944

Note 6. Income Taxes

The Company had gross NOLs at December 31, 2015 of approximately $90,891,000 for federal tax purposes and approximately $5,273,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which will begin to expire in 2018. In addition, the Company has $4,909,000 of various tax credits which expire from 2018 to 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2015 , in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey net operating loss carryforwards, resulting in the recognition of $488,933 of income tax benefit, net of transaction costs. There can be no assurance as to the continuation or magnitude of this program in the future.

The Company has no tax provision for the three month periods ended March 31, 2016 and 2015 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 7. Shareholders’ Deficiency

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the three months ended March 31, 2016, the Company issued the following shares of common stock:

●	the Company issued Lincoln Park Capital 100,000 shares of common stock as consideration for entering into an equity line purchase agreement.

Equity Line Purchase Agreements

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 100,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 150,000 shares of common stock if the closing price of the common shares is not below $1.00, up to 200,000 shares of common stock if the closing price of the common shares is not below $1.50 and up to 250,000 shares of common stock if the closing price of the common shares is not below $2.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 500,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $0.75 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price.

As part of the agreement, the Company issued 100,000 shares of common stock as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The value of these shares on the date granted was $81,000.

On July 29, 2015, the Company entered into Equity Line Purchase Agreements and registration rights agreements with accredited institutional investors, Kodiak Capital Group, LLC (“Kodiak Capital”), Kingsbrook Opportunities Master Fund LP (“Kingsbrook”) and River North Equity, LLC (“River North” and, together with Kodiak Capital and Kingsbrook, the “Investors”). Under the Equity Line Purchase Agreements, the Investors agreed to purchase from the Company up to an aggregate of $10 million worth of shares of common stock, from time to time. In accordance with the registration rights agreements, the Company has filed with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement to register for resale under the Securities Act of 1933, as amended, the shares of common stock that may be issued to the Investors under the Equity Line Purchase Agreements.

From the date that the SEC declared the registration statement effective, in August 2015, until December 31, 2016, the Company had the right to sell up to $5 million, $4 million and $1 million worth of shares of common stock to Kodiak Capital, Kingsbrook and River North, respectively.

In consideration for entering into the Equity Line Purchase Agreements, the Company issued to each of the Investors a promissory note having a principal amount equal to 3% of the total amount committed by such Investor. The principal amount due under the promissory notes did not accrue interest and was paid on April 15, 2016 (see Note 4).

The initial drawdown under the Equity Line Purchase Agreements was $500,000 offset by issuance cost of $453,162, which was included in the Consolidated Statements of Changes in Shareholders’ Deficiency for the year ended December 31, 2015. Issuance costs included professional fees, 3% commitment fee (promissory notes payable by April 15, 2016) and SEC filing fees.

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

Note 8. Commitments and Contingencies

The Company has commitments of approximately $450,000 as of March 31, 2016 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of March 31, 2016, no milestone or royalty payments have been paid or accrued.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of Company’s outstanding stock. As of March 31, 2016, no milestone payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2016	$50,000	$118,000	$168,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
Total	$450,000	$321,000	$771,000

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2016	2015
Contract/Grant Revenue
Vaccines/BioDefense	$2,630,986	$802,314
BioTherapeutics	-	13,972
Total	$2,630,986	$816,286

Income/(Loss) from Operations
Vaccines/BioDefense	$317,991	$84,681
BioTherapeutics	(1,245,585)	(764,876)
Corporate	(978,111)	(878,072)
Total	$(1,905,705)	$(1,558,267)

Amortization and Depreciation Expense
Vaccines/BioDefense	$10,019	$9,786
BioTherapeutics	10,433	48,374
Corporate	2,155	1,766
Total	$22,607	$59,926

Interest Income/(Expense)
Corporate	$(3,885)	$561

Share-Based Compensation
Vaccines/BioDefense	$28,006	$24,592
BioTherapeutics	34,832	29,256
Corporate	73,573	88,177
Total	$136,411	$142,025

	As of March 31, 2016	As of December 31, 2015

Identifiable Assets
Vaccines/BioDefense	$1,150,768	$2,123,676
BioTherapeutics	70,274	76,183
Corporate	4,369,978	5,187,263
Total	$5,591,020	$7,387,122

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2015. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine program currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield® for the treatment of GI ARS.

An outline for our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial with SGX301 for the treatment of CTCL;

●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue to collect the long-term follow-up safety data from the SGX942 Phase 2 proof-of-concept study in the treatment of oral mucositis in head and neck cancer patients and publish the findings from this study;
●	Obtain agreement from the United States Food and Drug Administration (the “FDA”) on a pivotal Phase 2b/3 protocol of SGX942 for the treatment of oral mucositis in head and neck cancer patients;
●	Continue development of RiVax™ in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

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

Our Products in Development

The following tables summarize our products under development:

BioTherapeutic Product Candidates

Soligenix Product	Therapeutic Indication	Stage of Development
Candidate

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in the second half of 2015, with data expected in the second half of 2016
SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial initiated in the second half of 2013, with positive preliminary results reported in the second half of 2015; seek to obtain FDA agreement on the Phase 2b/3 protocol in the second half of 2016

SGX203**	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed in June 2013, efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety confirmed;

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

Hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, after six weeks of twice weekly therapy, a majority of patients experienced a statistically significant improvement (p<0.04) with topical hypericin treatment whereas the placebo was ineffective: 58.3% compared to 8.3%, respectively.

SGX301 has received orphan drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, orphan drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 also was granted orphan drug designation from the European Medicines Agency Committee for Orphan Medical Products.

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

Dusquetide

Dusquetide (research name: SGX94) is an innate defense regulator (“IDR”) that regulates the innate immune system to simultaneously reduce inflammation, eliminate infection and enhance tissue healing.

Dusquetide is based on a new class of short, synthetic peptides known as IDRs that have a novel mechanism of action in that it is simultaneously anti-inflammatory and anti-infective. IDRs have no direct antibiotic activity but modulate host responses, increasing survival after infections with a broad range of bacterial Gram-negative and Gram-positive pathogens including both antibiotic sensitive and resistant strains, as well as accelerating resolution of tissue damage following exposure to a variety of agents including bacterial pathogens, trauma and chemo- or radiation-therapy. IDRs represent a novel approach to the control of infection and tissue damage via highly selective binding to an intracellular adaptor protein, sequestosome-1, also known as p62, which has a pivotal function in signal transduction during activation and control of the innate defense system. Preclinical data indicate that IDRs may be active in models of a wide range of therapeutic indications including life-threatening bacterial infections as well as the severe side-effects of chemo- and radiation-therapy.

Dusquetide has demonstrated efficacy in numerous animal disease models including mucositis, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. Dusquetide was shown to be safe and well-tolerated in all dose groups when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. Dusquetide is the subject of an open Investigational New Drug (“IND”) application which has been cleared by the FDA. We believe that market opportunities for dusquetide include mucositis, acute methicillin resistant Staphylococcus aureus bacterial infections, acinetobacter, melioidosis, and acute radiation syndrome, with potential opportunities for non-dilutive funding to support the development.

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received “Fast Track” designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA.

We initiated a Phase 2 clinical study of SGX942 in the treatment of oral mucositis in head and neck cancer patients in the second half of 2013. We completed enrollment in this trial in the second half of 2015, and in December 2015 released positive preliminary results. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of severe oral mucositis by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. In addition to identifying the optimal dose of 1.5 mg/kg, this study achieved all objectives, including a trend towards increased incidence of “complete response” of tumor at the one month follow up visit (47% in placebo vs. 63% in SGX942 at 1.5 mg/kg). Decreases in mortality and significant decreases in infection rate were also observed with SGX942 treatment, consistent with the preclinical results observed in animal models, and are being further evaluated. SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. Long-term follow-up evaluations are ongoing with final results expected in the fourth quarter of 2016. Data from this Phase 2 trial is expected to be submitted for future presentation and publication.

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

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. In 2012, we completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year Small Business Innovation and Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). We continue to work with our Radiation Enteritis medical advisory board to identify additional funding opportunities to support the clinical development program.

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

Vaccines/BioDefense Overview

ThermoVax® – Thermostability Technology

Our thermostability technology, ThermoVax®, is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax® lies in its potential ability to eliminate the need for cold-chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. We believe that the savings realized from the elimination of cold chain costs and related product losses would significantly increase the profitability of vaccine products. We believe that elimination of the cold chain could further facilitate the use of these vaccines in the lesser developed parts of the world. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

ThermoVax® development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax®) vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™ and our aluminum-adjuvanted anthrax vaccine, VeloThrax®. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax® was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we have also demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists. Additionally, the University of Colorado conducted a study that demonstrated a heat stable vaccine formulation of a human papillomavirus (“HPV”) vaccine.  The work was conducted by Drs. Randolph and Garcea and demonstrated the successful conversion of a commercial virus-like particle-based vaccine requiring cold chain storage to a subunit, alum-adjuvanted, vaccine which is stable at ambient temperatures.  This work, funded by a University of Colorado seed grant and the Specialized Program of Research Excellence in cervical cancer, is the first demonstration of the utility of ThermoVax® technology for the development of a subunit based commercial vaccine.  The HPV vaccine formulation was found to be stable for at least 12 weeks at 50 degrees C.  In the study, mice immunized with the ThermoVax®-stabilized HPV subunit vaccine were also found to achieve immune responses similar to the commercial HPV vaccine, Cervarix®, as measured by either total antibody levels or neutralizing antibody levels.  Moreover, whereas the immune responses to Cervarix® were reduced after storage for 12 weeks at 50 degrees C, the ThermoVax® formulated vaccine retained its efficacy. The results were published online in the European Journal of Pharmaceutics and Biopharmaceutics. See http://www.sciencedirect.com/science/article/pii/S0939641115002416).

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

OrbeShield® – for Treating GI Acute Radiation Syndrome

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

GI Acute Radiation Syndrome

ARS occurs after toxic radiation exposure and involves several organ systems, notably the bone marrow, the GI tract, and later the lungs. In the event of a nuclear disaster or terrorist detonation of a nuclear bomb, casualties exposed to greater than 2 grays (“Gy”) of absorbed radiation are at high risk for development of clinically significant ARS. Exposure to high doses of radiation exceeding 10-12 Gy causes acute GI injury which can result in death. The GI tract is highly sensitive due to the continuous need for crypt stem cells and production of mucosal epithelium. The extent of injury to the bone marrow and the GI tract are the principal determinants of survival after exposure to TBI. Although the hematopoietic syndrome can be rescued by bone marrow transplantation or growth factor administration, there is no established treatment or preventive measure for the GI damage that occurs after high-dose radiation. As a result, we believe there is an urgent medical need for specific medical counter measures against the lethal pathophysiological manifestations of radiation-induced GI injury.

SGX943 – for Treating Melioidosis

SGX943 uses the same active ingredient, dusquetide, as contained in SGX942. SGX943 is being developed in preclinical studies as a potential treatment for meliodosis. Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), we believe it is particularly relevant for antibiotic-resistant bacteria. The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work. In February 2014, we were awarded a one-year NIAID SBIR award of approximately $300,000 to further evaluate SGX943 as a potential treatment for melioidosis. Preclinical results to date have demonstrated that SGX943 treatment, in combination with standard of care antibiotics such as doxycycline, can statistically significantly enhance survival in a lethal murine pneumonic melioidosis model (p< 0.001).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates and judgments on an on-going basis.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on March 31, 2016. Accordingly, the estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Revenue Recognition

Our revenues are primarily generated from government contracts and grants. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the contracts and grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fees. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the government contracts and grants.

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

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the provisions in our outstanding warrants and determined that warrants issued in connection with our June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants are recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. All other warrants issued were indexed to our own stock and, therefore, are accounted for as equity instruments for 2016 and 2015.

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

The weighted average fair value of each option grant made during 2016 and 2015 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Material Changes in Results of Operations

Three Months Ended March 31, 2016 Compared to March 31, 2015

For the three months ended March 31, 2016, we had a net loss of $1,149,433 as compared to a net loss of $4,569,322 for the same period in the prior year, representing a decrease in the net loss of $3,419,889 or 75%. Included in the net loss for March 31, 2016 is non-cash income of $760,157 as compared to a non-cash charge of $3,011,616 for the same period in the prior year representing the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

For the three months ended March 31, 2016, revenues relate to government contracts awarded in support of our development in OrbeShield® in GI ARS and RiVax™. We had revenues of $2,630,986 as compared to $816,286 for the same period in the prior year, representing an increase of $1,814,700 or 222%. The increase in revenues was a result of increased activities performed under our government contracts associated with OrbeShield® and RiVax™.

We incurred costs related to those revenues for the three months ended March 31, 2016 and 2015 of $2,232,335 and $527,399, respectively, representing an increase of $1,704,936 or 323%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to the contracts and grants.

Our gross profit for the three months ended March 31, 2016 was $398,651 or 15.2%, as compared to $288,887 or 35.4% for the same period in 2015, representing an increase of $109,764, or 38%. The decrease in gross profit percentage is attributable to a large share of reimbursable costs not available for contracted fixed overhead reimbursement.

Research and development spending was $1,428,499 for the three months ended March 31, 2016 as compared to $1,029,884 for the same period in 2015, representing an increase of $398,615, or 39%. The increase in research and development spending was primarily related to efforts to advance our pivotal Phase 3 clinical trial for SGX301 for the treatment of CTCL.

General and administrative expenses were $875,857 for the three months ended March 31, 2016, as compared to $817,270 for the same period in 2015, representing an increase of $58,587, or 7%. The increase is related to outside professional services.

Other income (expense) for the three months ended March 31, 2016 was $756,272 as compared to $(3,011,055) for the same period in 2015, representing a change of $3,767,327, or 125%. The change is primarily related to the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering.

Financial Condition

Cash and Working Capital

As of March 31, 2016, we had cash and cash equivalents of $4,260,440 as compared to $4,921,545 as of December 31, 2015, representing a decrease of $661,105 or 13%. As of March 31, 2016, we had working capital of $405,856 as compared to working capital of $2,179,694 as of December 31, 2015, which excludes a non-cash warrant liability of $1,673,944 and $2,434,101, respectively, representing a decrease of $1,773,838, or 81% in working capital. This decrease is primarily related to expenditures to support the Phase 2 clinical trial of SGX942 and the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $40.3 million in active contract and grant funding still available to support our associated research programs in 2016 and beyond. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies.
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
●	We will pursue NOL sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $488,933 in proceeds from the sale of NJ NOL in 2015, we expect to participate in the program during 2016 and beyond as the program is available.
●	We plan to pursue potential partnership for our pipeline programs. However, there can be no assurances that we can consummate such a transaction.
●	We have $8.2 million available from equity facilities expiring in November 2016 and $12.0 million from equity facilities expiring in March 2019; and
●	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements, license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $11.2 million before any contract or grant reimbursements, of which $4.5 million relates to the BioTherapeutics business and $6.7 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $6.7 million to offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2016	2015
Research & Development Expenses
Oral BDP	$62,914	$-
RiVax™ and ThermoVax® Vaccines	79,081	192,923
Dusquetide (SGX94)	452,991	513,442
SGX943	1,580	7,227
SGX301	717,441	247,396
Other	114,492	68,896
Total	$1,428,499	$1,029,884

Reimbursed under Government Contracts and Grants
OrbeShield®	1,191,810	294,313
RiVax™ and ThermoVax® Vaccines	1,040,525	165,814
Other	-	67,272
Total	$2,232,335	$527,399

Grand Total	$3,660,834	$1,557,283

Contractual Obligations

We have commitments of approximately $450,000 as of March 31, 2016 for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of March 31, 2016, no milestone or royalty payments have been paid or accrued.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of March 31, 2016, no milestone payments have been made or accrued.

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

As a result of these agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2016	$50,000	$118,000	$168,000
2017	100,000	151,000	251,000
2018	100,000	52,000	151,000
2019	100,000	-	100,000
2020	100,000	-	100,000
Total	$450,000	$321,000	$771,000

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.

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

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the "forward-looking" statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2016, we entered into a purchase agreement with Lincoln Park. Pursuant to the terms of the agreement, we may require Lincoln Park to purchase up to a total of $12 million worth of our common stock, at the Company’s sole discretion, over approximately a 36-month period. The purchase price of the shares of common stock will be based on the market price of our common stock immediately preceding the time of sale as computed under the purchase agreement without any fixed discount. We do not have the right to require Lincoln Park to purchase shares of common stock in the event that such sale would result in Lincoln Park’s beneficial ownership exceeding 4.99% of the then outstanding shares of our common stock.

Pursuant to the purchase agreement, we issued to Lincoln Park 100,000 shares of common stock as a partial commitment fee. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Lincoln Park represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act; is knowledgeable, sophisticated and experienced in making investment decisions of this kind; and received adequate information about us or had adequate access to information about us.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

May 12, 2016	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

May 12, 2016	By	/s/ Joseph M. Warusz
Joseph M. Warusz, CPA Vice President, Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

