Form 10-Q
period 2016-06-30
SOLIGENIX, INC.
filed 2016-08-11
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☐ No ☒

As of August 8, 2016, 33,577,522 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	4
	Consolidated Statement of Changes in Shareholders’ Equity (Deficiency) for the Six Months Ended June 30, 2016 (unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4	Controls and Procedures	39

Part II	OTHER INFORMATION

Item 1A	Risk Factors	40
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6	Exhibits	42

SIGNATURES		41
2

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,183,289	$4,921,545
Contracts and grants receivable	1,805,871	1,985,212
Prepaid expenses	229,064	244,267
Total current assets	5,218,224	7,151,024
Office furniture and equipment, net	39,927	47,366
Intangible assets, net	157,896	188,732
Total assets	$5,416,047	$7,387,122

Liabilities and shareholders’ equity (deficiency)
Current liabilities:
Accounts payable	$4,177,376	$4,379,936
Notes payable	-	292,719
Warrant liability	1,148,616	2,434,101
Accrued compensation	56,169	298,675
Total current liabilities	5,382,161	7,405,431
Commitments and contingencies
Shareholders’ equity (deficiency):
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares and 50,000,000 shares authorized at June 30, 2016 and December 31, 2015 respectively; 32,859,631 shares and 31,269,522 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	32,860	31,270
Additional paid-in capital	148,120,813	146,828,000
Accumulated deficit	(148,119,787)	(146,877,579)
Total shareholders’ equity (deficiency)	33,886	(18,309)
Total liabilities and shareholders’ equity (deficiency)	$5,416,047	$7,387,122

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Contract revenue	$3,160,050	$1,082,141	$5,791,037	$1,794,547
Grant revenue	-	17,686	-	121,566
Total revenues	3,160,050	1,099,827	5,791,037	1,916,113
Cost of revenues	(2,342,539)	(816,702)	(4,574,874)	(1,344,101)
Gross profit	817,511	283,125	1,216,163	572,012

Operating expenses:
Research and development	827,832	1,442,914	2,256,332	2,472,798
General and administrative	999,637	874,962	1,875,494	1,692,232

Total operating expenses	1,827,469	2,317,876	4,131,826	4,165,030

Loss from operations	(1,009,958)	(2,034,751)	(2,915,663)	(3,593,018)

Other income (expense):
Change in fair value of warrant liability	525,328	(1,943,494)	1,285,485	(4,955,110)
Other income	390,599	-	390,599	-
Interest income (expense)	1,256	551	(2,629)	1,112
Total other income (expense)	917,183	(1,942,943)	1,673,455	(4,953,998)
Net loss	$(92,775)	$(3,977,694)	$(1,242,208)	$(8,547,016)

Basic net loss per share	$(0.00)	$(0.15)	$(0.04)	$(0.34)
Diluted net loss per share	$(0.02)	$(0.15)	$(0.08)	$(0.34)
Basic weighted average common shares outstanding	31,769,369	25,726,264	31,524,391	25,066,038
Diluted weighted average common shares outstanding	32,733,781	25,726,264	32,679,813	25,066,038

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity / (Deficiency)

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2015	31,269,522	$31,270	$146,828,000	$(146,877,579)	$(18,309)
Issuance of common stock pursuant to Lincoln Park Equity Line	1,540,109	1,540	961,060	-	962,600
Costs associated with Lincoln Park Equity Line	-	-	(41,381)	-	(41,381)
Issuance of common stock to vendors	50,000	50	36,450	-	36,500
Share-based compensation expense	-	-	336,684	-	336,684
Net loss	-	-	-	(1,242,208)	(1,242,208)
Balance, June 30, 2016	32,859,631	$32,860	$148,120,813	$(148,119,787)	$33,886

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2016	2015
Operating activities:
Net loss	$(1,242,208)	$(8,547,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	45,436	121,657
Amortization of discount on debt	7,281	-
Share-based compensation	336,684	279,188
Gain on settlement liability	(390,599)	-
Issuance of common stock for services	36,500	118,761
Change in fair value of warrant liability	(1,285,485)	4,955,110
Change in operating assets and liabilities:
Contracts and grants receivable	179,341	61,202
Prepaid expenses	15,203	(70,610)
Accounts payable	188,039	(367,098)
Accrued compensation	(242,506)	(266,943)
Total adjustments	(1,110,106)	4,831,267
Net cash used in operating activities	(2,352,314)	(3,715,749)

Investing activities:
Purchases of office furniture and equipment	(7,161)	(13,706)
Net cash used in investing activities	(7,161)	(13,706)

Financing activities:
Proceeds from issuance of common stock pursuant to the equity line	962,600	1,115,025
Stock issuance costs associated with equity line purchase agreement	(41,381)	-
Repayment of notes payable	(300,000)	-
Proceeds from exercise of warrants	-	1,113,164
Proceeds from exercise of stock options	-	11,750
Net cash provided by financing activities	621,219	2,239,939

Net decrease in cash and cash equivalents	(1,738,256)	(1,489,516)
Cash and cash equivalents at beginning of period	4,921,545	5,525,094
Cash and cash equivalents at end of period	$3,183,289	$4,035,578

Supplemental disclosure of non cash financing activities:
Reclassification of warrant liability to additional paid in capital upon partial exercise of warrants issued in unit offering	$-	$2,543,117

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

The Company’s BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), its first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine candidate, OrbeShield®, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a melioidosis therapeutic candidate. The development of the vaccine programs is currently supported by the heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. The Company plans to use the funds received under the government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield® for the treatment of GI ARS.

The Company generates revenues under government grants primarily from the National Institutes of Health (the “NIH”) and government contracts from BARDA and NIAID.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (“FDA”) regulations, litigation, and product liability. Results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of June 30, 2016, the Company had cash and cash equivalents of $3,183,289 as compared to $4,921,545 as of December 31, 2015, representing a decrease of $1,738,256 or 35%. As of June 30, 2016, the Company had working capital of $984,679, which excludes a non-cash warrant liability of $1,148,616, as compared to working capital of $2,179,694, which excludes a non-cash warrant liability of $2,434,101, as of December 31, 2015, representing a decrease of $1,195,015 or 55%. The decrease is primarily related to expenditures to support the collection of long-term follow-up safety data from the Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer and to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

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

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Continue to collect the long-term follow-up safety data from the SGX942 Phase 2 proof-of-concept study for the treatment of oral mucositis in head and neck cancer patients and publish the findings from this study;
●	Obtain agreement from the FDA on a pivotal Phase 2b/3 protocol of SGX942 in the treatment of oral mucositis in head and neck cancer patients;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue development of RiVax™ in combination with the Company’s ThermoVax® technology, to develop new heat stable vaccines in biodefense, with NIAID funding support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS under the BARDA contract and with NIAID funding support;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $37.1 million in active government contract and grant funding still available to support its associated research programs through 2016 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $488,933 in proceeds pursuant of the sale of NJ NOL in 2015, the Company expects to participate in the program during 2016 and beyond as the program is available;
●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	The Company has $8.2 million available from equity facilities expiring in November 2016, and $11.0 million from equity facilities expiring in March 2019; and
●	The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the six months ended June 30, 2016 and 2015.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the six months ended June 30, 2016 and 2015.

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

The Company did not record any impairment of long-lived assets for the six months ended June 30, 2016 and 2015.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

For the six months ended June 30, 2016 and 2015, the Company issued stock options at a weighted average exercise price of $0.77 and $1.45 per share, respectively. The fair value of options issued during the six months ended June 30, 2016 and 2015 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 116% for 2016 and ranging from 136% - 141% for 2015;
●	forfeitures at a rate of 12%; and
●	risk-free interest rates ranging from 0.96% - 1.52% and 0.99% - 1.34% for 2016 and 2015, respectively.

The fair value of each option grant made during 2016 and 2015 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2016 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2016 and 2015. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2016 and December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss for basic earnings per share	$(92,775)	$(3,977,694)	$(1,242,208)	$(8,547,016)
Less change in fair value of warrant liability	525,328	-	1,285,485	-
Net loss for diluted earnings per share	(618,103)	(3,977,694)	(2,527,693)	(8,547,016)
Denominator:
Weighted-average basic common shares outstanding	31,769,369	25,726,264	31,524,391	25,066,038
Assumed conversion of dilutive securities:
Common stock purchase warrants	964,412	-	1,155,422	-
Denominator for diluted earnings per share – adjusted weighted-average shares	32,733,781	25,726,264	32,679,813	25,066,038
Basic net loss per share	$(0.00)	$(0.15)	$(0.04)	$(0.34)
Diluted net loss per share	$(0.02)	$(0.15)	$(0.08)	$(0.34)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock purchase warrants	1,911,334	4,948,262	1,911,334	4,948,262
Stock options	3,116,505	2,338,237	3,116,505	2,338,237
Total	5,027,839	7,286,499	5,027,839	7,286,499

The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2016 were $1.96 and $0.74 per share, respectively, and at June 30, 2015 were $2.31 and $0.81 per share, respectively.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, this ASU provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements and disclosures.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Weighted Average Remaining Amortization Period (years)	Cost	Accumulated Amortization	Net Book Value
June 30, 2016
Licenses	3.2	$462,234	$347,314	$114,920
Patents	0.8	1,893,185	1,850,209	42,976
Total		$2,355,419	$2,197,523	$157,896
December 31, 2015
Licenses	3.8	$462,234	$333,732	$128,502
Patents	1.1	1,893,185	1,832,955	60,230
Total		$2,355,419	$2,166,687	$188,732

Amortization expense was $15,418 and $55,321 for the three months ended June 30, 2016 and 2015, respectively, and $30,836 and $109,360 for the six months ended June 30, 2016 and 2015, respectively.

Based on the balance of licenses and patents at June 30, 2016, the annual amortization expense for each of the succeeding four years is expected to approximate as follows:

Amortization Expense
July 1 thru December 31, 2016	$30,964
2017	$61,800
2018	$37,300
2019	$27,832

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

In consideration for entering into the Equity Line Purchase Agreements, the Company issued to the investors promissory notes having an aggregate principal amount of $300,000, which were recorded as stock issuance costs. The promissory notes were paid on April 15, 2016, and had an issuance date present value of $282,071. The promissory notes did not include terms for interest, therefore the interest was imputed at 9%. Total discount amortization of $7,281 was recorded as interest expense for the six months ended June 30, 2016. The discount was being accreted over the term of the promissory notes using the effective interest rate method.

Note 5. Warrant Liability

Warrants issued in connection with the Company’s June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provision) and contain net settlement provisions. As a result, the Company accounts for these warrants as liabilities instead of equity instruments. Down-round provisions reduce the exercise or conversion price of a warrant if the Company issues equity shares for a price that is lower than the exercise or conversion price of the warrants. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed for fixed” option. As a result of the Company’s December 2014 registered public unit offering, the exercise price of warrants outstanding in connection with the public offering completed in June 2013 was adjusted to $0.61 per share. As a result of the Company’s December 2015 drawings on the Equity Line Purchase Agreements, the exercise price of warrants outstanding in connection with the public offering conducted in June 2013 was adjusted to $0.51 per share.

The Company recognized these warrants as liabilities at their fair value on the date of grant and remeasures them to fair value on each reporting date.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $0.96. On June 30, 2016, the closing price of the Company’s common stock as reported on OTC Markets was $0.66. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2015 through June 30, 2016, the Company recognized non-cash income of $1,285,485 for the change in the fair value of the warrant liability for the six months ended June 30, 2016.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial method were as follows:

	December 31, 2015	June 30, 2016

Number of shares underlying the warrants	3,036,928	3,036,928
Exercise price	$0.51	$0.51
Volatility	98%	92%
Risk-free interest rate	1.19%	0.58%
Expected dividend yield	0	0
Expected warrant life (years)	2.48	1.99
Stock Price	$1.13	$0.66

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains for the six months ended June 30, 2016 for the financial liability categorized as Level 3 as of June 30, 2016.

	December 31, 2015	Decrease from Warrants Exercised in 2016	Decrease in Fair Value	June 30, 2016
Warrant liability	$2,434,101	-	$1,285,485	$1,148,616

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

The Company has no tax provision for the three and six month periods ended June 30, 2016 and 2015 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 7. Shareholders’ Deficiency

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the six months ended June 30, 2016, the Company issued the following shares of common stock:

●	In several separate transactions the Company issued 1,540,109 shares of common stock pursuant to the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”);
●	On May 31, 2016, the Company issued 50,000 shares of common stock to a vendor for partial consideration for services performed. The market price of the Company’s common stock was $0.73 on the date issued and the shares were vested on the date of grant.
16

Equity Line Facilities

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 100,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 150,000 shares of common stock if the closing price of the common shares is not below $1.00, up to 200,000 shares of common stock if the closing price of the common shares is not below $1.50 and up to 250,000 shares of common stock if the closing price of the common shares is not below $2.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 500,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $0.75 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price.

Upon entering into the agreement, the Company issued 100,000 shares of common stock as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The value of these shares on the date granted was $81,000, which was accounted for as a stock issuance cost.

During the quarter ended June 30, 2016, the Company sold Lincoln Park 1,400,000 shares of common stock for an aggregate price of $962,600 and issued 40,109 additional shares of common stock with a value of $27,634 to Lincoln Park as a commitment fee pursuant to the terms of the agreement. The additional shares issued as a commitment fee were accounted for as a stock issuance cost.

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

Note 8. Commitments and Contingencies

The Company has commitments of approximately $433,333 as of June 30, 2016 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of June 30, 2016, no milestone or royalty payments have been paid or accrued.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of Company’s outstanding stock. As of June 30, 2016, no milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2016	$33,333	$78,667	$112,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
Total	$433,333	$281,667	$715,000
18

Note 9. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2016	2015
Contract/Grant Revenue
Vaccines/BioDefense	$3,160,050	$1,099,827
BioTherapeutics	-	-
Total	$3,160,050	$1,099,827

Income (Loss) from Operations
Vaccines/BioDefense	$734,120	$302,531
BioTherapeutics	(668,260)	(1,383,167)
Corporate	(1,075,818)	(954,115)
Total	$(1,009,958)	$(2,034,751)
Amortization and Depreciation Expense
Vaccines/BioDefense	$10,041	$9,941
BioTherapeutics	10,564	49,866
Corporate	2,223	1,924
Total	$22,828	$61,731

Other Income (Expense), Net
Corporate	$917,183	$(1,942,943)

Share-Based Compensation
Vaccines/BioDefense	$24,223	$19,344
BioTherapeutics	30,985	30,179
Corporate	145,065	87,640
Total	$200,273	$137,163

	Six Months Ended June 30,
	2016	2015
Contract/Grant Revenue
Vaccines/BioDefense	$5,791,037	$1,902,141
BioTherapeutics	-	13,972
Total	$5,791,037	$1,916,113

Income (Loss) from Operations
Vaccines/BioDefense	$1,052,111	$387,212
BioTherapeutics	(1,914,682)	(2,148,043)
Corporate	(2,053,092)	(1,832,187)
Total	$(2,915,663)	$(3,593,018)

Amortization and Depreciation Expense
Vaccines/BioDefense	$20,060	$19,727
BioTherapeutics	20,996	98,240
Corporate	4,380	3,690
Total	$45,436	$121,657

Other Income (Expense), Net
Corporate	$1,673,455	$(4,953,998)

Share-Based Compensation
Vaccines/BioDefense	$52,229	$43,936
BioTherapeutics	65,817	59,435
Corporate	218,638	175,817
Total	$336,684	$279,188

	As of June 30, 2016	As of December 31, 2015
Identifiable Assets
Vaccines/BioDefense	$1,921,812	$2,123,676
BioTherapeutics	63,836	76,183
Corporate	3,430,399	5,187,263
Total	$5,416,047	$7,387,122

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

Our BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”), our first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of oral mucositis, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

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

An outline for our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Continue to collect the long-term follow-up safety data from the SGX942 Phase 2 proof-of-concept study for the treatment of oral mucositis in head and neck cancer patients and publish the findings from this study;
●	Obtain agreement from the United States Food and Drug Administration (“FDA”) on a pivotal Phase 2b/3 protocol of SGX942 for the treatment of oral mucositis in head and neck cancer patients;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue development of RiVax™ in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense, with NIAID funding support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS under the BARDA contract and with NIAID funding support;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

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

Our Products in Development

The following tables summarize our products under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in the second half of 2015, with data expected in the second half of 2017

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial initiated in the second half of 2013, with positive preliminary results reported in the second half of 2015; and long-term data expected in the second half of 2016; seek to obtain FDA agreement on the Phase 2b/3 protocol in the first half of 2017

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed in June 2013, efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial planned for the first half of 2017, with data expected in the second half of 2018

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development
RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1b trial complete, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the second half of 2017

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Melioidosis	Pre-clinical

** Contingent upon continued government contract/grant funding or other funding source.

BioTherapeutics Overview

SGX301 – for Treating Cutaneous T-Cell Lymphoma

SGX301 is a novel photodynamic therapy that utilizes safe visible light for activation. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. Hypericin is also found in several species of Hypericum plants, although the drug used in SGX301 is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet light. Other light therapies using UVA light result in serious adverse effects including secondary skin cancers.

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

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015 and are actively enrolling patients. The Phase 3 protocol is expected to be a highly powered, double-blinded, randomized, placebo-controlled, multicenter trial and will seek to enroll 120 evaluable subjects. The trial will consist of three treatment cycles, each of eight weeks duration. Treatments will be administered twice weekly for the first six weeks and treatment response will be determined at the end of the eighth week. In the first treatment cycle, approximately 80 subjects will receive SGX301 and 40 will receive placebo treatment of their index lesions. In the second cycle, all subjects will receive SGX301 treatment of their index lesions, and in the third cycle subjects will receive SGX301 treatment of all of their lesions. Subjects will be followed for an additional six months after the completion of treatment. The primary efficacy endpoint will be assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures will assess treatment response including duration, degree of improvement, time to relapse and safety.

We estimate the potential worldwide market for SGX301 is in excess of $250 million for all applications, including treatment of CTCL. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

Dusquetide has demonstrated efficacy in numerous animal disease models including mucositis, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. Dusquetide was shown to have a good safety profile and well-tolerated in all dose groups when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. Dusquetide is the subject of an open Investigational New Drug (“IND”) application which has been cleared by the FDA. We believe that market opportunities for dusquetide include mucositis, acute methicillin resistant Staphylococcus aureus bacterial infections, acinetobacter, melioidosis, and acute radiation syndrome.

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

We initiated a Phase 2 clinical study of SGX942 for the treatment of oral mucositis in head and neck cancer patients in the second half of 2013. We completed enrollment in this trial in the second half of 2015, and in December 2015 released positive preliminary results. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of severe oral mucositis by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. The p-values met the prospectively defined statistical threshold of p<0.1 in the study protocol. In addition to identifying the optimal dose of 1.5 mg/kg, this study achieved all objectives, including a trend towards increased incidence of “complete response” of tumor at the one month follow-up visit (47% in placebo vs. 63% in SGX942 at 1.5 mg/kg). Decreases in mortality and significant decreases in infection rate were also observed with SGX942 treatment, consistent with the preclinical results observed in animal models, and are being further evaluated. SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. Long-term follow-up evaluations are ongoing with final results expected in the fourth quarter of 2016. Data from this Phase 2 trial is expected to be submitted for future presentation and publication.

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

Based on its pharmacological characteristics, oral BDP may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We are planning to pursue development programs for the treatment of pediatric Crohn’s disease, acute radiation enteritis and GI ARS pending further grant funding. We are also exploring the possibility of testing oral BDP for local inflammation associated with ulcerative colitis, among other indications.

We are pursuing orphan drug designations for relevant indications as appropriate in both the U.S. and Europe. An orphan drug designation provides for seven years and ten years of market exclusivity upon approval in the U.S. and Europe, respectively.

SGX203 –for Treating Pediatric Crohn’s Disease

SGX203 is a proprietary two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 orphan drug designation as well as Fast Track designation for the treatment of pediatric Crohn's disease.

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

ThermoVax® development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax®) vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™ and our aluminum-adjuvanted anthrax vaccine, VeloThrax®. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax® was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we have also demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists. Additionally, the University of Colorado conducted a study that demonstrated a heat stable vaccine formulation of a human papillomavirus (“HPV”) vaccine. The work was conducted by Drs. Randolph and Garcea and demonstrated the successful conversion of a commercial virus-like particle based vaccine requiring cold-chain storage to a subunit, alum-adjuvanted, vaccine which is stable at ambient temperatures.  This work, funded by a University of Colorado seed grant and the Specialized Program of Research Excellence in cervical cancer, is the first demonstration of the utility of ThermoVax® technology for the development of a subunit based commercial vaccine.  The HPV vaccine formulation was found to be stable for at least 12 weeks at 50 degrees C.  In the study, mice immunized with the ThermoVax®-stabilized HPV subunit vaccine were also found to achieve immune responses similar to the commercial HPV vaccine, Cervarix®, as measured by either total antibody levels or neutralizing antibody levels.  Moreover, whereas the immune responses to Cervarix® were reduced after storage for 12 weeks at 50 degrees C, the ThermoVax® formulated vaccine retained its efficacy. The results were published online in the European Journal of Pharmaceutics and Biopharmaceutics. See http://www.sciencedirect.com/science/article/pii/S0939641115002416).

We also entered into a collaboration agreement with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, University of Hawaiʻi at Mānoa and Hawaii Biotech, Inc. (“HBI”) to develop a heat stable subunit Ebola vaccine. Dr. Lehrer, a co-inventor of the Ebola vaccine with HBI, has shown proof of concept efficacy with subunit Ebola vaccines in non-human primates. The most advanced Ebola vaccines involve the use of vesicular stomatitis virus and adenovirus vectors – live, viral vectors which complicate the manufacturing, stability and storage requirements. Dr. Lehrer’s vaccine candidate is based on highly purified recombinant protein antigens, circumventing many of these manufacturing difficulties. Dr. Lehrer and HBI have developed a robust manufacturing process for the required proteins. Application of ThermoVax® may allow for a product that can avoid the need for cold chain distribution and storage, yielding a vaccine ideal for use in both the developed and developing world. Although this agreement has expired in accordance with its terms, we expect to extend the period of the agreement or enter into another agreement with Dr. Lehrer and HBI to replace this agreement.

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

RiVax™ – Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and, if approved, would be the first ricin vaccine. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax™ has demonstrated statistically significant (p < 0.0001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA March 24, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum). The results of the Phase 1B study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1B Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for thermostability and large scale manufacturing and are further establishing correlates of the human immune response in non-human primates. We have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax™ drug substance protein antigen.

The development of RiVax™ has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax™. In September 2014, we entered into a contract with the NIH for the development of RiVax™ that would provide up to an additional $24.7 million of funding in the aggregate if options to extend the contract are exercised by the NIH.

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

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigations Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda in the Arabian Peninsula has threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. As recently as April 2013, letters addressed to the President of the United States, a U.S. Senator and a judge tested positive for ricin.

The Centers for Disease Control and Prevention has classified ricin toxin as a Category B biological agent. Ricin works by first binding to glycoproteins found on the exterior of a cell, and then entering the cell and inhibiting protein synthesis leading to cell death. Once exposed to ricin toxin, there is no effective therapy available to reverse the course of the toxin. The recent ricin threat to government officials has heightened the awareness of this toxic threat. Currently, there is no FDA approved vaccine to protect against the possibility of ricin toxin being used in a terrorist attack, or its use as a weapon on the battlefield, nor is there a known antidote for ricin toxin exposure.

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

In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield® leading to FDA approval to treat GI ARS. The BARDA contract contains a two year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consists of a one year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. Previously, development of OrbeShield® had been largely supported by a $1 million NIH grant to our academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield® for the treatment of acute GI ARS. The FDA has given OrbeShield® orphan drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

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

SGX943– for Treating Melioidosis

SGX943 uses the same active ingredient, dusquetide, as contained in SGX942. SGX943 is being developed in preclinical studies as a potential treatment for melioidosis. Because SGX943 directly targets the innate immune system (and does not attempt to kill the bacteria directly), we believe it is particularly relevant for antibiotic-resistant bacteria. The bacteria which causes melioidosis, Burkholderia pseudomallei, is known to be resistant to most antibiotics and to require prolonged treatment with the few antibiotics that do work. In February 2014, we were awarded a one-year NIAID SBIR award of approximately $300,000 to further evaluate SGX943 as a potential treatment for melioidosis. Preclinical results to date have demonstrated that SGX943 treatment, in combination with standard of care antibiotics such as doxycycline, can statistically significantly enhance survival in a lethal murine pneumonic melioidosis model (p< 0.001).

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized payments made to legal firms that are engaged in filing and protecting rights to intellectual property for our current product candidates in both the domestic and international markets. We believe that patent rights are one of our most valuable assets. Patents and patent applications are key components of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industry partners. These rights can also be sold or sub-licensed as part of our strategy to partner our product candidates at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve, and maintain our rights, and perhaps to extend the lives of the patents. We capitalize such costs and amortize intangibles on a straight-line basis over their expected useful life - generally a period of 11 to 16 years.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on June 30, 2016. Accordingly, the estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2016 Compared to June 30, 2015

For the three months ended June 30, 2016, we had a net loss of $92,775 as compared to a net loss of $3,977,694 for the same period in the prior year, representing a decrease in the net loss of $3,884,919 or 98%. For the six months ended June 30, 2016, we had a net loss of $1,242,208 as compared to a net loss of $8,547,016 for the same period in the prior year, representing a decrease of $7,304,808 or 85%. Included in the net loss for the three months and six months ended June 30, 2016 is the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing. The change in the fair value of the warrant liability for the three months ended June 30, 2016 and 2015 resulted in $525,328 of income and $(1,943,494) of expense, respectively. For the six months ended June 30, 2016 and 2015, the change in fair value resulted in $1,285,485 of income and ($4,955,110) of expense, respectively.

For the three and six months ended June 30, 2016, revenues related to government contracts and grants awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax™, and other development programs. For the three months ended June 30, 2016, we had revenues of $3,160,050 as compared to $1,099,827 for the same period in the prior year, representing an increase of $2,060,223 or 187%. For the six months ended June 30, 2016, we had revenues of $5,791,037 as compared to $1,916,113 for the same period in the prior year, representing an increase of $3,874,924 or 202%. The increase in revenues was a result of increased activities performed under our government contracts associated with OrbeShield® and RiVax™.

We incurred costs related to those revenues for the three months ended June 30, 2016 and 2015 of $2,342,539 and $816,702, respectively, representing an increase of $1,525,837, or 187%. For the six months ended June 30, 2016, costs related to revenues were $4,574,874 as compared to $1,344,101 for the same period in the prior year, representing an increase of $3,230,773 or 240%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to the contracts and grants.

Our gross profit for the three months ended June 30, 2016 was $817,511 or 25.9%, as compared to $283,125 or 25.7%, for the same period in 2015, representing an increase of $534,386 or 189%. For the six months ended June 30, 2016, gross profit was $1,216,163 or 21.0%, as compared to $572,012 or 29.9%, for the same period in the prior year, representing an increase of $644,151 or 113%. The decrease in gross profit percentage is attributable to a larger percent of reimbursable costs not available for contracted fixed management fee reimbursement. The management fee associated with this contract is payable upon the achievement of development milestones.

Research and development expenses decreased by $615,082 or 43%, to $827,832 for the three months ended June 30, 2016 as compared to $1,442,914 for the same period in 2015. For the six months ended June 30, 2016, research and development expenses were $2,256,332 compared to $2,472,798 for the same period in 2015, reflecting a decrease of $216,466 or 9%. The decrease is primarily due to completion of the patient enrollment in the Phase 2 trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

General and administrative expenses increased by $124,675 or 14%, to $999,637 for the three months ended June 30, 2016 as compared to $874,962 for the same period in 2015. For the six months ended June 30, 2016, general and administrative expenses were $1,875,494 compared to $1,692,232, reflecting an increase of $183,262 or 11%. The increase is primarily related to outside professional services.

Total other income (expense) for the three months ended June 30, 2016 was $917,183 as compared $(1,942,943) for the same period in 2015, reflecting a change of $2,860,126. For the six months ended June 30, 2016 and 2015, total other income (expense) was $1,673,455 and ($4,953,998), respectively, reflecting a change of $6,627,453. The change in both the three and six months ended June 30, 2016 is primarily due to the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering. In addition, $390,599 is included in other income for the three and six months ended June 30, 2016 related to an amount that had previously been accrued. We were notified during the quarter that the amount was no longer considered outstanding by the counterparty and therefore reversed the amount accrued, resulting in other income.

Financial Condition

Cash and Working Capital

As of June 30, 2016, we had cash and cash equivalents of $3,183,289 as compared to $4,921,545 as of December 31, 2015, representing a decrease of $1,738,256 or 35%. As of June 30, 2016, we had working capital of $984,679 which excludes a non-cash warrant liability of $1,148,616, as compared to working capital of $2,179,694 which excludes a non-cash warrant liability of $2,434,101, as of December 31, 2015, representing a decrease of $1,195,015 or 55%. The decrease is primarily related to expenditures to support the collection of long-term follow-up safety data from the Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer and to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund, LLC and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $37.1 million in active contract and grant funding still available to support our associated research programs in 2016 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will pursue Net Operating Loss (“NOL”) sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $488,933 in proceeds from the sale of NJ NOL in 2015, we expect to participate in the program during 2016 and beyond as the program is available;
●	We plan to pursue potential partnership for our pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	We have $8.2 million available from equity facilities expiring in November 2016 and $11.0 million from equity facilities expiring in March 2019; and
●	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $11.2 million before any contract or grant reimbursements, of which $4.5 million relates to the BioTherapeutics business and $6.7 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $6.7 million to offset research and development expenses of the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30:

	2016	2015
Research & Development Expenses
Oral BDP	$212,682	$-
RiVax™ and ThermoVax® Vaccines	161,638	176,219
Dusquetide (SGX942)	258,712	1,116,234
SGX943	1,614	10,671
SGX301	1,407,912	1,024,153
Other	213,774	145,521
Total	$2,256,332	$2,472,798

Reimbursed under Government Contracts and Grants
OrbeShield®	$2,261,724	$959,627
RiVax™ and ThermoVax® Vaccines	2,313,150	303,397
Other	-	81,077
Total	4,574,874	1,344,101

Grand Total	$6,831,206	$3,816,899

Contractual Obligations

We have commitments of approximately $433,333 as of June 30, 2016 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of June 30, 2016, no milestone or royalty payments have been paid or accrued.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $250,000 in cash and issued 1,849,113 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of June 30, 2016, no milestone payments have been made or accrued.

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

As a result of these above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2016	$33,333	$78,667	$112,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
Total	$433,333	$281,667	$715,000

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

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the "forward-looking" statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the agreement, we may require Lincoln Park to purchase up to a total of $12 million worth of our common stock, at our sole discretion, over approximately a 36-month period. The purchase price of the shares of common stock will be based on the market price of our common stock immediately preceding the time of sale as computed under the purchase agreement without any fixed discount. We do not have the right to require Lincoln Park to purchase shares of common stock in the event that such sale would result in Lincoln Park’s beneficial ownership exceeding 4.99% of the then outstanding shares of our common stock.

During the three months ended June 30, 2016, we sold Lincoln Park 1,400,000 shares of common stock for an aggregate price of $962,600 and issued to Lincoln Park 40,109 additional shares of common stock as a commitment fee. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated there under. Lincoln Park represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act; is knowledgeable, sophisticated and experienced in making investment decisions of this kind; and received adequate information about us or had adequate access to information about us.

On May 31, 2016, we issued 50,000 shares of common stock to a vendor for partial consideration for services performed. The per share price of our common stock was $0.73. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The consultant is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the consultant’s business relationship with us, to information about us.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

August 11, 2016	By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer (Principal Executive Officer)

August 11, 2016	By:	/s/ Karen Krumeich
Karen Krumeich
Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

