Form 10-Q
period 2016-09-30
SOLIGENIX, INC.
filed 2016-11-10
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 4, 2016, 3,766,054 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	4
	Consolidated Statement of Changes in Shareholders’ Equity (Deficiency) for the Nine Months Ended September 30, 2016 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	40

Part II	OTHER INFORMATION

Item 1A	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5	Other Information	41
Item 6	Exhibits	43

SIGNATURES		42

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,655,200	$4,921,545
Contracts and grants receivable	1,697,632	1,985,212
Prepaid expenses	225,614	244,267
Total current assets	7,578,446	7,151,024
Office furniture and equipment, net	33,050	47,366
Intangible assets, net	142,308	188,732
Total assets	$7,753,804	$7,387,122

Liabilities and shareholders’ equity (deficiency)
Current liabilities:
Accounts payable	$3,120,384	$2,869,392
Accrued expenses	1,075,835	1,510,544
Notes payable	-	292,719
Warrant liability	1,324,909	2,434,101
Accrued compensation	62,245	298,675
Total current liabilities	5,583,373	7,405,431
Commitments and contingencies
Shareholders’ equity (deficiency):
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares and 5,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 3,754,224 shares and 3,126,952 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively(1)	3,755	3,127
Additional paid-in capital(1)	151,959,679	146,856,143
Accumulated deficit	(149,793,003)	(146,877,579)
Total shareholders’ equity (deficiency)	2,170,431	(18,309)
Total liabilities and shareholders’ equity (deficiency)	$7,753,804	$7,387,122

(1)	Adjusted to reflect the reverse stock split of one-for-ten effective October 7, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Contract revenue	$2,959,254	$3,874,199	$8,750,291	$5,668,746
Grant revenue	-	5,476	-	127,042
Total revenues	2,959,254	3,879,675	8,750,291	5,795,788
Cost of revenues	(2,630,046)	(3,050,814)	(7,204,920)	(4,394,915)
Gross profit	329,208	828,861	1,545,371	1,400,873

Operating expenses:
Research and development	1,177,263	1,259,015	3,433,595	3,731,813
General and administrative	650,762	839,512	2,526,255	2,531,744

Total operating expenses	1,828,025	2,098,527	5,959,850	6,263,557

Loss from operations	(1,498,817)	(1,269,666)	(4,414,479)	(4,862,684)

Other income (expense):
Change in fair value of warrant liability	(176,293)	4,047,742	1,109,192	(907,368)
Other income	-	-	390,599	-
Interest income (expense)	1,893	(3,728)	(736)	(2,616)
Total other income (expense)	(174,400)	4,044,014	1,499,055	(909,984)
Net income (loss)	$(1,673,217)	$2,774,348	$(2,915,424)	$(5,772,668)

Basic net income (loss) per share(1)	$(0.49)	$1.05	$(0.90)	$(2.26)
Diluted net loss per share(1)	$(0.49)	$(0.45)	$(1.20)	$(2.26)
Basic weighted average common shares outstanding(1)	3,432,081	2,648,240	3,245,653	2,553,930
Diluted weighted average common shares outstanding(1)	3,432,081	2,829,058	3,347,837	2,553,930

(1)	Adjusted to reflect the reverse stock split of one-for-ten effective October 7, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity / (Deficiency)

For the Nine Months Ended September 30, 2016

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares(1)	Par Value(1)	Capital(1)	Deficit	Total

Balance, December 31, 2015	3,126,952	$3,127	$146,856,143	$(146,877,579)	$(18,309)
Issuance of common stock pursuant to Lincoln Park Equity Line	266,830	267	1,638,843	-	1,639,110
Costs associated with Lincoln Park Equity Line	-	-	(41,381)	-	(41,381)
Issuance of common stock to SciClone	352,942	353	2,999,647	-	3,000,000
Issuance of common stock to vendors	7,500	8	52,492		52,500
Share-based compensation expense			453,935	-	453,935
Net loss	-	-	-	(2,915,424)	(2,915,424)
Balance, September 30, 2016	3,754,224	$3,755	$151,959,679	$(149,793,003)	$2,170,431

(1)	Adjusted to reflect the reverse stock split of one-for-ten effective October 7, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2016	2015
Operating activities:
Net loss	$(2,915,424)	$(5,772,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	67,902	184,496
Amortization of discount on debt	7,281	4,328
Share-based compensation	453,935	414,112
Gain on settlement liability	(390,599)	-
Issuance of common stock for services	52,500	190,261
Change in fair value of warrant liability	(1,109,192)	907,368
Change in operating assets and liabilities:
Contracts and grants receivable	287,580	(1,069,976)
Prepaid expenses	18,653	14,770
Accounts payable and accrued expenses	206,881	1,343,876
Accrued compensation	(236,430)	(266,942)
Total adjustments	(641,489)	1,722,293
Net cash used in operating activities	(3,556,913)	(4,050,375)

Investing activities:
Purchases of office furniture and equipment	(7,161)	(22,098)
Net cash used in investing activities	(7,161)	(22,098)

Financing activities:
Proceeds from issuance of common stock pursuant to the equity line	1,639,110	1,615,025
Stock issuance costs associated with equity line purchase agreement	(41,381)	(171,091)
Repayment of notes payable	(300,000)	-
Proceeds from issuance of common stock to SciClone	3,000,000	-
Proceeds from exercise of warrants	-	1,136,771
Net cash provided by financing activities	4,297,729	2,580,705

Net increase (decrease) in cash and cash equivalents	733,655	(1,491,768)
Cash and cash equivalents at beginning of period	4,921,545	5,525,094
Cash and cash equivalents at end of period	$5,655,200	$4,033,326

Supplemental disclosure of non cash financing activities:

Reclassification of warrant liability to additional paid in capital upon partial exercise of warrants issued in unit offering	$-	$2,557,331
Notes payable issued in connection with Equity Purchase Agreement	$-	$282,071

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (“FDA”) regulations, litigation, and product liability. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the full year.

Liquidity

As of September 30, 2016, the Company had cash and cash equivalents of $5,655,200 as compared to $4,921,545 as of December 31, 2015, representing an increase of $733,655 or 15%. As of September 30, 2016, the Company had working capital of $3,319,982, which excludes a non-cash warrant liability of $1,324,909, as compared to working capital of $2,179,694, which excludes a non-cash warrant liability of $2,434,101, as of December 31, 2015, representing an increase of $1,140,288 or 52%. The increase is primarily related to the net increase in cash as a result of the proceeds received pursuant to our stock purchase agreement with SciClone Pharmaceuticals, Inc.

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

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Continue to collect the long-term follow-up safety data from the SGX942 Phase 2 proof-of-concept study for the treatment of oral mucositis in head and neck cancer patients and publish the findings from this study;
●	Obtain agreement from the FDA on a pivotal Phase 2b/3 protocol of SGX942 in the treatment of oral mucositis in head and neck cancer patients;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue development of RiVax™ in combination with the Company’s ThermoVax® technology, to develop new heat stable vaccines in biodefense, with NIAID funding support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS under the BARDA contract and with NIAID funding support;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $35.1 million in active government contract and grant funding still available to support its associated research programs through 2016 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●

The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $488,933 in proceeds pursuant to the sale of NJ NOL in 2015, the Company expects to receive $530,143 in net proceeds in 2016. The Company expects to participate in the program during 2017 and beyond as the program is available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	The Company has $8.2 million available from equity facilities expiring in November 2016, and $10.4 million from equity facilities expiring in March 2019; and
●	The Company may seek additional capital in the private and/or public equity markets to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Reverse Stock Split

On October 7, 2016, the Company completed a reverse stock split of its issued and outstanding shares of common stock at a ratio of one-for-ten, whereby, once effective, every ten shares of its common stock was exchanged for one share of its common stock. The Company’s common stock began trading on the OTCQB on a reverse split basis at the market opening on October 7, 2016. All share and per share data have been restated to reflect this reverse stock split.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

The Company did not capitalize any patent related costs during the nine months ended September 30, 2016 and 2015.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the nine months ended September 30, 2016 and 2015.

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

The Company did not record any impairment of long-lived assets for the nine months ended September 30, 2016 and 2015.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

For the nine months ended September 30, 2016 and 2015, the Company issued stock options at a weighted average exercise price of $7.72 and $14.40 per share, respectively. The fair value of options issued during the nine months ended September 30, 2016 and 2015 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 116% for 2016 and ranging from 136%-141% for 2015;
●	forfeitures at a rate of 12%; and
●	risk-free interest rates ranging from 0.96%-1.52% and 0.99%-1.34% for 2016 and 2015, respectively.

The fair value of each option grant made during 2016 and 2015 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2016 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2016 and 2015. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2016 and December 31, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income/(loss) for basic earnings per share	$(1,673,217)	2,774,348	$(2,915,424)	$(5,772,668)
Less change in fair value of warrant liability	-	4,047,742	1,109,192	-
Net loss for diluted earnings per share	(1,673,217)	(1,273,394)	(4,024,616)	(5,772,668)
Denominator:
Weighted-average basic common shares outstanding	3,432,081	2,648,240	3,245,653	2,553,930
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	180,818	102,184	-
Denominator for diluted earnings per share – adjusted weighted-average shares	3,432,081	2,829,058	3,347,837	2,553,930
Basic net income (loss) per share	$(0.49)	1.05	$(0.90)	$(2.26)
Diluted net loss per share	$(0.49)	(0.45)	$(1.20)	$(2.26)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common stock purchase warrants	492,614	188,920	188,920	492,614
Stock options	299,752	230,074	299,752	230,074
Total	792,366	418,994	488,672	722,686

The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2016 were $18.20 and $7.38 per share, respectively, and at September 30, 2015 were $23.30 and $8.00 per share, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, and intends to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update on our consolidated financial statements and related disclosures.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
September 30, 2016
Licenses	$462,234	$354,179	$108,055
Patents	1,893,185	1,858,932	34,253
Total	$2,355,419	$2,213,111	$142,308
December 31, 2015
Licenses	$462,234	$333,732	$128,502
Patents	1,893,185	1,832,955	60,230
Total	$2,355,419	$2,166,687	$188,732

Amortization expense was $15,589 and $55,929 for the three months ended September 30, 2016 and 2015, respectively, and $46,424 and $165,288 for the nine months ended September 30, 2016 and 2015, respectively.

Based on the balance of licenses and patents at September 30, 2016, the annual amortization expense for each of the succeeding four years is expected to approximate as follows:

Amortization Expense
October 1 thru December 31, 2016	$15,376
2017	$61,800
2018	$37,300
2019	$27,832

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

In consideration for entering into the Equity Line Purchase Agreements, the Company issued to the investors promissory notes having an aggregate principal amount of $300,000, which were recorded as stock issuance costs. The promissory notes were paid on April 15, 2016, and had an issuance date present value of $282,071. The promissory notes did not include terms for interest, therefore the interest was imputed at 9%. Total discount amortization of $7,281 was recorded as interest expense for the nine months ended September 30, 2016. The discount was being accreted over the term of the promissory notes using the effective interest rate method.

Note 5. Warrant Liability

Warrants issued in connection with the Company’s June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provision) and contain net settlement provisions. As a result, the Company accounts for these warrants as liabilities instead of equity instruments. Down-round provisions reduce the exercise or conversion price of a warrant if the Company issues equity shares for a price that is lower than the exercise or conversion price of the warrants. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed for fixed” option. As a result of the Company’s December 2014 registered public unit offering, the exercise price of warrants outstanding in connection with the public offering completed in June 2013 was adjusted to $6.10 per share. As a result of the Company’s December 2015 drawings on the Equity Line Purchase Agreements, the exercise price of warrants outstanding in connection with the public offering conducted in June 2013 was adjusted to $5.10 per share. The Company recognized these warrants as liabilities at their fair value on the date of grant and remeasures them to fair value on each reporting date.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $9.60. On September 30, 2016, the closing price of the Company’s common stock as reported on OTC Markets was $7.70. Due to the fluctuations in the market value of the Company’s common stock from December 31, 2015 through September 30, 2016, the Company recognized non-cash income of $1,109,192 for the change in the fair value of the warrant liability for the nine months ended September 30, 2016.

The assumptions used in connection with the valuation of warrants issued utilizing the binomial method were as follows:

	September 30, 2016	December 31, 2015

Number of shares underlying the warrants	303,694	303,694
Exercise price	$5.10	$5.10
Volatility	90%	98%
Risk-free interest rate	0.68%	1.19%
Expected dividend yield	0	0
Expected warrant life (years)	1.73	2.48
Stock Price	$7.70	$11.30

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains for the nine months ended September 30, 2016 for the financial liability categorized as Level 3 as of September 30, 2016.

	December 31, 2015	Decrease from Warrants Exercised in 2016	Decrease in Fair Value	September 30, 2016
Warrant liability	$2,434,101	-	$1,109,192	$1,324,909

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2015, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused net operating loss carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey net operating loss carryforwards, resulting in the recognition of $488,933 of income tax benefit, net of transaction costs. There can be no assurance as to the continuation or magnitude of this program in the future.

The Company has no tax provision for the three and nine month periods ended September 30, 2016 and 2015 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 7. Shareholders’ Deficiency

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the nine months ended September 30, 2016, the Company issued the following shares of common stock:

●	In several separate transactions the Company issued 266,830 shares of common stock pursuant to the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”);
●	On May 31, 2016, the Company issued 5,000 shares of common stock to a vendor for partial consideration for services performed. The market price of the Company’s common stock was $7.30 on the date issued and the shares were vested on the date of grant.
●	On August 29, 2016, the Company issued 2,500 shares of common stock to a vendor for partial consideration for services performed. The market price of the Company’s common stock was $6.40 on the date issued and the shares were vested on the date of grant.
●	On September 9, 2016, the Company and SciClone entered into an exclusive license agreement (the “License Agreement”), pursuant to which the Company granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam (the “Territory”). Under the terms of the License Agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the Territory, having access to data generated by the Company. In exchange for exclusive rights, SciClone will pay to the Company royalties on net sales, and the Company will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights. The Company also entered into a common stock purchase agreement with SciClone pursuant to which we sold 352,942 shares of our common stock to SciClone for an aggregate price of $3,000,000.

Equity Line Facilities

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price.

Upon entering into the agreement, the Company issued 10,000 shares of common stock as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The value of these shares on the date granted was $81,000, which was accounted for as a stock issuance cost.

During the quarter ended September 30, 2016, the Company sold Lincoln Park 110,000 shares of common stock for an aggregate price of $676,510 and issued 2,819 additional shares of common stock with a value of $17,377 to Lincoln Park as a commitment fee pursuant to the terms of the agreement. The additional shares issued as a commitment fee were accounted for as a stock issuance cost.

Note 8. Commitments and Contingencies

The Company has commitments of approximately $416,667 as of September 30, 2016 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of September 30, 2016, no milestone or royalty payments have been paid or accrued.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of Company’s outstanding stock. As of September 30, 2016, no milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2016	$16,667	$39,333	$56,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
Total	$416,667	$242,333	$659,000

Note 9. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended September 30,
	2016	2015
Contract/Grant Revenue
Vaccines/BioDefense	$2,959,254	$3,879,675
BioTherapeutics	-	-
Total	$2,959,254	$3,879,675

Income (Loss) from Operations
Vaccines/BioDefense	$239,012	$653,415
BioTherapeutics	(908,086)	(959,065)
Corporate	(829,743)	(964,016)
Total	$(1,498,817)	$(1,269,666)
Amortization and Depreciation Expense
Vaccines/BioDefense	$10,090	$10,093
BioTherapeutics	10,313	50,673
Corporate	2,063	2,074
Total	$22,466	$62,840

Other Income (Expense), Net
Corporate	$(174,400)	$4,044,014

Share-Based Compensation
Vaccines/BioDefense	$25,164	$19,344
BioTherapeutics	30,496	29,180
Corporate	61,590	86,400
Total	$117,250	$134,924

	Nine Months Ended September 30,
	2016	2015
Contract/Grant Revenue
Vaccines/BioDefense	$8,750,291	$5,781,816
BioTherapeutics	-	13,972
Total	$8,750,291	$5,795,788

Income (Loss) from Operations
Vaccines/BioDefense	$1,291,123	$1,040,627
BioTherapeutics	(2,822,766)	(3,094,883)
Corporate	(2,882,836)	(2,808,428)
Total	$(4,414,479)	$(4,862,684)
Amortization and Depreciation Expense
Vaccines/BioDefense	$30,150	$29,820
BioTherapeutics	31,309	148,913
Corporate	6,443	5,763
Total	$67,902	$184,496

Other Income (Expense), Net
Corporate	$1,499,055	$(909,984)

Share-Based Compensation
Vaccines/BioDefense	$77,393	$63,280
BioTherapeutics	96,313	88,615
Corporate	280,229	262,217
Total	$453,935	$414,112

	As of September 30, 2016	As of December 31, 2015
Identifiable Assets
Vaccines/BioDefense	$1,801,149	$2,123,676
BioTherapeutics	56,555	76,183
Corporate	5,896,100	5,187,263
Total	$7,753,804	$7,387,122

Note 10. Subsequent Events

During November 2016, the Company and the holders of the issued and outstanding common stock purchase warrants dated June 25, 2013 issued in connection with the Company’s June 2013 registered public offering agreed to amend the terms of those common stock purchase warrants. According to the terms of the Amendment to the Common Stock Purchase Warrant (the “Amendment”), the exercise price per share of the common stock under those warrants (after giving effect to the one-for-ten reverse stock split effective October 7, 2016) was reduced from $5.10 per share to $0.80 per share. In addition, the Amendment permits the holders to exercise those warrants by means of a cashless exercise in which the holders shall be entitled to receive shares based on a formula in the Amendment and the “down round” provision was eliminated. As a result of the Amendment, the warrant liability, as described in Note 5, Warrant Liability, was remeasured as of the date of the modification, which resulted in an approximate $430,000 decrease in the carrying value of the warrant liability, which was recognized in the statement of operations on the date of the modification.  The warrant liability was then reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments.  Of the 303,694 shares of common stock that remained issuable upon the exercise of such warrants as of September 30, 2016, warrants to purchase a total of 42,444 shares were subsequently exchanged on a cashless exercise basis, and as a result, 33,978 shares of common stock were issued through November 9, 2016.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We plan to use the funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID to advance the development of OrbeShield® for the treatment of GI ARS.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in the second half of 2015, with data expected in the second half of 2017

SGX942 SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial initiated in the second half of 2013, with positive preliminary results reported in the second half of 2015; and long-term data expected in the second half of 2016; seek to obtain FDA agreement on the Phase 2b/3 protocol in the first half of 2017

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed in June 2013, efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial planned for the first half of 2017, with data expected in the second half of 2018

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1b trial complete, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the second half of 2017

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Melioidosis	Pre-clinical

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

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015 and are actively enrolling patients. The Phase 3 protocol is expected to be a highly powered, double-blinded, randomized, placebo-controlled, multicenter trial and will seek to enroll 120 evaluable subjects. The trial will consist of three treatment cycles, each of eight weeks duration. Treatments will be administered twice weekly for the first six weeks and treatment response will be determined at the end of the eighth week. In the first treatment cycle, approximately 80 subjects will receive SGX301 and 40 will receive placebo treatment of their index lesions. In the second cycle, all subjects will receive SGX301 treatment of their index lesions, and in the third cycle all subjects will receive SGX301 treatment of all of their lesions. Subjects will be followed for an additional six months after the completion of treatment. The primary efficacy endpoint will be assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures will assess treatment response including duration, degree of improvement, time to relapse and safety.

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

We initiated a Phase 2 clinical study of SGX942 for the treatment of oral mucositis in head and neck cancer patients in the second half of 2013. We completed enrollment in this trial in the second half of 2015, and in December 2015 released positive preliminary results. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of severe oral mucositis by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. The p-values met the prospectively defined statistical threshold of p<0.1 in the study protocol. In addition to identifying the optimal dose of 1.5 mg/kg, this study achieved all objectives, including increased incidence of “complete response” of tumor at the one month follow-up visit (47% in placebo vs. 63% in SGX942 at 1.5 mg/kg). Decreases in mortality and decreases in infection rate were also observed with SGX942 treatment, consistent with the preclinical results observed in animal models, and are being further evaluated. SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. Long-term follow-up evaluations are ongoing with final results expected in the fourth quarter of 2016. Data from this Phase 2 trial was published online in the Journal of Biotechnology. The publication also delineates the supportive nonclinical data in this indication, demonstrating consistency in the qualitative and quantitative biological response, including dose response, across the nonclinical and clinical data sets. The results are available at the following link: http://authors.elservier.com/sd/article/S01681656116315668.

On September 9, 2016, we and SciClone entered into an exclusive license agreement (the “License Agreement”), pursuant to which we granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam (the “Territory”). Under the terms of the License Agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the Territory, having access to data generated by us. In exchange for exclusive rights, SciClone will pay to us royalties on net sales, and we will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights. We also entered into a common stock purchase agreement with SciClone pursuant to which we sold 352,942 shares of our common stock to SciClone for an aggregate price of $3,000,000.

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

RiVax™ – Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and, if approved, would be the first ricin vaccine. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax™ has demonstrated statistically significant (p < 0.0001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA March 24, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial, which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum). The results of the Phase 1b study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for thermostability and large scale manufacturing and are further establishing correlates of the human immune response in non-human primates. We have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax™ drug substance protein antigen.

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

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigation Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda in the Arabian Peninsula has threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. As recently as April 2013, letters addressed to the President of the United States, a U.S. Senator and a judge tested positive for ricin.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on September 30, 2016. Accordingly, the estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to September 30, 2015

For the three months ended September 30, 2016, we had a net loss of $1,673,217 as compared to net income of $2,774,348 for the same period in the prior year, representing an increase in the net loss of $4,447,565 or 160%. For the nine months ended September 30, 2016, we had a net loss of $2,915,424 as compared to a net loss of $5,772,668 for the same period in the prior year, representing a decrease of $2,857,244 or 49%. Included in the net loss for the three months and nine months ended September 30, 2016 and 2015 is the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing. The change in the fair value of the warrant liability for the three months ended September 30, 2016 and 2015 resulted in an expense of ($176,293) and income of $4,047,742, respectively. For the nine months ended September 30, 2016 and 2015, the change in fair value resulted in $1,109,192 of income and ($907,368) of expense, respectively.

For the three and nine months ended September 30, 2016, revenues related to government contracts and grants awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax™, and other development programs. For the three months ended September 30, 2016, we had revenues of $2,959,254 as compared to $3,879,675 for the same period in the prior year, representing a decrease of $920,421 or 24%. The decrease in revenues is a result of certain contracted fixed and management fees being recognized from the achievement of development milestones. For the nine months ended September 30, 2016, we had revenues of $8,750,291 as compared to $5,795,788 for the same period in the prior year, representing an increase of $2,954,503 or 51%. The increase in revenues during the nine month period was a result of increased activities performed under our government contracts associated with OrbeShield® and RiVax™.

We incurred costs related to those revenues for the three months ended September 30, 2016 and 2015 of $2,630,046 and $3,050,814, respectively, representing a decrease of $420,768, or 14%. For the nine months ended September 30, 2016, costs related to revenues were $7,204,920 as compared to $4,394,915 for the same period in the prior year, representing an increase of $2,810,005 or 64%. These costs relate to allocated employee costs and payments due to subcontractors in connection with research performed pursuant to the contracts and grants.

Our gross profit for the three months ended September 30, 2016 was $329,208 or 11%, as compared to $828,861 or 21%, for the same period in 2015, representing a decrease of $499,653 or 60%. For the nine months ended September 30, 2016, gross profit was $1,545,371 or 18%, as compared to $1,400,873 or 25%, for the same period in the prior year, representing an increase of $144,498 or 10%. The decrease in gross profit percentage is attributable to a larger percentage of reimbursable costs not available for contracted fixed management fee reimbursement. The management fee associated with certain contracts are payable upon the achievement of development milestones.

Research and development expenses decreased by $81,752 or 6%, to $1,177,263 for the three months ended September 30, 2016 as compared to $1,259,015 for the same period in 2015. For the nine months ended September 30, 2016, research and development expenses were $3,433,595 compared to $3,731,813 for the same period in 2015, reflecting a decrease of $298,218 or 8%. The decrease is primarily due to a decrease in manufacturing for Pediatric Crohns, as well as the completion of patient enrollment in the Phase 2 trial of SGX942 for the treatment of oral mucositis in head and neck cancer in late 2015.

General and administrative expenses decreased by $188,750 or 22%, to $650,762 for the three months ended September 30, 2016 as compared to $839,512 for the same period in 2015. For the nine months ended September 30, 2016, general and administrative expenses were $2,526,255 compared to $2,531,744 for the same period in 2015, reflecting a nominal decrease. The decrease for the three months ended September 30, 2016 is primarily related to outside professional fees.

Total other income (expense) for the three months ended September 30, 2016 was ($174,400) as compared to $4,044,014 for the same period in 2015, reflecting a change of $4,218,414. For the nine months ended September 30, 2016 and 2015, total other income (expense) was $1,499,055 and ($909,984), respectively, reflecting a change of $2,409,039. The change in both the three and nine months ended September 30, 2016 is primarily due to the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public offering. In addition, $390,599 is included in other income for the nine months ended September 30, 2016 related to an amount that had previously been accrued. We were notified during the second quarter of 2016 that the amount was no longer considered outstanding by the counterparty and therefore reversed the amount accrued, resulting in other income.

Financial Condition

Cash and Working Capital

As of September 30, 2016, we had cash and cash equivalents of $5,655,200 as compared to $4,921,545 as of December 31, 2015, representing an increase of $733,655 or 15%. As of September 30, 2016, we had working capital of $3,319,982 which excludes a non-cash warrant liability of $1,324,909, as compared to working capital of $2,179,694 which excludes a non-cash warrant liability of $2,434,101, as of December 31, 2015, representing an increase of $1,140,288 or 52%. The increase is primarily related to the increase in cash as a result of the proceeds received from our stock purchase agreement with SciClone.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $35.1 million in active contract and grant funding still available to support our associated research programs in 2016 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will pursue Net Operating Loss (“NOL”) sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $488,933 in proceeds from the sale of NJ NOL in 2015, we expect to receive $530,143 in net proceeds in 2016. We expect to participate in the program during 2017 and beyond as the program is available;
●	We plan to pursue potential partnership for our pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	We have $8.2 million available from equity facilities expiring in November 2016 and $10.4 million from equity facilities expiring in March 2019; and
●	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Reverse Stock Split

On October 7, 2016, we completed a reverse stock split of our issued and outstanding shares of common stock at a ratio of one-for-ten, whereby, every ten shares of our common stock were exchanged for one share of our common stock. Our common stock began trading on the OTCQB on a reverse split basis on October 7, 2016. All share and per share data have been restated to reflect this reverse stock split.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $12.0 million before any contract or grant reimbursements, of which $5.8 million relates to the BioTherapeutics business and $6.2 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $6.2 million to offset research and development expenses of the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30:

	2016	2015
Research & Development Expenses
Oral BDP	$210,038	$548,061
RiVax™ and ThermoVax® Vaccines	228,274	381,172
Dusquetide (SGX942)	1,030,740	1,179,335
SGX943	1,628	10,671
SGX301	1,559,480	1,310,279
Other	403,435	302,295
Total	$3,433,595	$3,731,813

Reimbursed under Government Contracts and Grants
OrbeShield®	$3,254,204	$3,748,875
RiVax™ and ThermoVax® Vaccines	3,950,365	561,297
Other	351	84,743
Total	7,204,920	4,394,915

Grand Total	$10,638,515	$8,126,728

Contractual Obligations

We have commitments of approximately $416,667 as of September 30, 2016 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of September 30, 2016, no milestone or royalty payments have been paid or accrued.

In December 2014, we entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months was approximately $12,300 per month, or approximately $20.85 per square foot. This rent increased to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months, and thereafter increased to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of September 30, 2016, no milestone payments have been made or accrued.

In February 2007, our Board of Directors authorized the issuance of 5,000 shares of our common stock to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party. Dr. Schaber’s amended employment agreement includes our obligation to issue such shares if such event occurs.

As a result of these above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2016	$16,667	$39,333	$56,000
2017	100,000	151,000	251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
Total	$416,667	$242,333	$659,000

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

During the three months ended September 30, 2016, we sold Lincoln Park 110,000 shares of common stock for an aggregate price of $676,510 and issued to Lincoln Park 2,819 additional shares of common stock as a commitment fee. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated there under. Lincoln Park represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act; is knowledgeable, sophisticated and experienced in making investment decisions of this kind; and received adequate information about us or had adequate access to information about us.

On August 29, 2016, we issued 2,500 shares of common stock to a vendor for partial consideration for services performed. The per share price of our common stock was $6.40. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The consultant is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the consultant’s business relationship with us, to information about us.

On September 9, 2016, we and SciClone entered into an exclusive license agreement (the “License Agreement”), pursuant to which we granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam (the “Territory”). Under the terms of the License Agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the Territory, having access to data generated by us. In exchange for exclusive rights, SciClone will pay to us royalties on net sales, and we will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights. We also entered into a common stock purchase agreement with SciClone pursuant to which we sold 352,942 shares of our common stock to SciClone for an aggregate price of $3,000,000. As part of the transaction, we granted SciClone certain demand registration rights and SciClone agreed, subject to certain exceptions, not to pledge, sell or otherwise transfer or dispose of, or enter into any swap or other arrangement that transfers any of the economic consequences of ownership of, the shares purchased for at least one year from September 9, 2016.

ITEM 5 – OTHER INFORMATION

On June 25, 2013, we consummated a public offering in which we issued shares of common stock, together with warrants to purchase shares of common stock. These warrants contained provisions that protected holders from a decline in the issue price of our common stock (or “down-round” provision) and contained net settlement provisions. As a result, we accounted for these warrants as liabilities instead of equity instruments. As of September 30, 2016, 303,694 shares of common stock remained issuable upon the exercise of such warrants, for which we recognized a non-cash liability of $1,324,909. During November 2016, we entered into amendments with the holders of those warrants pursuant to which we agreed to reduce the exercise price (after giving effect to the one-for-ten reverse stock split effective October 7, 2016) from $5.10 per share to $0.80 per share, permit those warrants to be exercised on a “cashless exercise” basis, and eliminated the “down round” provision of those warrants. Of the 303,694 shares of common stock that remained issuable upon the exercise of such warrants, as of September 30, 2016, warrants to purchase a total of 42,444 shares were exchanged on a cashless exercise basis and as a result 33,978 shares of common stock were issued through November 9, 2016.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

November 10, 2016	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2016	By	/s/ Karen Krumeich
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

