Form 10-K
period 2016-12-31
SOLIGENIX, INC.
filed 2017-03-27
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No. 000-16929

SOLIGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1505029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

29 EMMONS DRIVE, SUITE C-10 PRINCETON, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 538-8200

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq
Common Stock Purchase Warrants

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No ☑

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
Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,585,798 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2016.

As of March 17, 2017, 5,472,532 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

Our BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible fluorescent light for the treatment of cutaneous T-cell lymphoma (“CTCL”), our first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We have advanced the development of OrbeShield® for the treatment of GI ARS with funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and grants from NIAID.

An outline of our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Obtain agreement from the United States Food and Drug Administration (the “FDA”) on a pivotal Phase 3 protocol of SGX942 for the treatment of oral mucositis in head and neck cancer patients and initiate the trial;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue development of RiVax™ in combination with our ThermoVax® technology, to develop new heat stable vaccines in biodefense with NIAID funding support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

Corporate Information

We were incorporated in Delaware in 1987 under the name Biological Therapeutics, Inc. In 1987 we merged with Biological Therapeutics, Inc., a North Dakota corporation, pursuant to which we changed our name to “Immunotherapeutics, Inc.” We changed our name to “Endorex Corp.” in 1996, to “Endorex Corporation” in 1998, to “DOR BioPharma, Inc.” in 2001, and finally to “Soligenix, Inc.” in 2009. Our principal executive offices are located at 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

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

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety reported in 2016; seek to obtain FDA agreement on the Phase 3 protocol and initiate the trial in the first half of 2017, with data expected in the second half of 2018

SGX203**	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed June 2013, efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated;

Phase 3 clinical trial planned for the second half of 2017, with data expected in the second half of 2019

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax™	Vaccine against Ricin Toxin Poisoning	Phase 1b trial complete, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the first half of 2018

OrbeShield®	Therapeutic against GI ARS	Pre-clinical
SGX943	Melioidosis	Pre-clinical

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

Hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, after six weeks of twice weekly therapy, a majority of patients experienced a statistically significant (p≤0.04) improvement with topical hypericin treatment whereas the placebo was ineffective: 58.3% compared to 8.3%, respectively.

SGX301 has received orphan drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, orphan drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 for the treatment of CTCL also was granted orphan drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”).

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015 and are actively enrolling patients. The Phase 3 protocol is expected to be a highly powered, double-blind, randomized, placebo-controlled, multicenter trial and will seek to enroll approximately 120 evaluable subjects. The trial will consist of three treatment cycles, each of eight weeks duration. Treatments will be administered twice weekly for the first six weeks and treatment response will be determined at the end of the eighth week. In the first treatment cycle, approximately 80 subjects will receive SGX301 and 40 will receive placebo treatment of their index lesions. In the second cycle, all subjects will receive SGX301 treatment of their index lesions, and in the third cycle all subjects will receive SGX301 treatment of all of their lesions. Subjects will be followed for an additional six months after the completion of treatment. The primary efficacy endpoint will be assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures will assess treatment response, including duration, degree of improvement, time to relapse and safety.

We estimate the potential worldwide market for SGX301 is in excess of $250 million for all applications, including the treatment of CTCL. This potential market information is a forward-looking statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

Dusquetide has demonstrated efficacy in numerous animal disease models including mucositis, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. Dusquetide was shown to have a good safety profile and well-tolerated in all dose groups when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. Dusquetide is the subject of an open Investigational New Drug (“IND”) application which has been cleared by the FDA. We believe that market opportunities for dusquetide include mucositis, acute methicillin resistant Staphylococcus aureus (MRSA) bacterial infections, acinetobacter, melioidosis, and acute radiation syndrome.

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received Fast Track designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA. In addition, dusquetide has been granted PIM designation in the UK by the MHRA for the treatment of severe oral mucositis in head and neck cancer patients receiving chemoradiation therapy.

We initiated a Phase 2 clinical study of SGX942 for the treatment of oral mucositis in head and neck cancer patients in December of 2013. We completed enrollment in this trial in the second half of 2015 and in December 2015 released positive preliminary results. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of severe oral mucositis by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. The p-values met the prospectively defined statistical threshold of p<0.1 in the study protocol. In addition to identifying the best dose of 1.5 mg/kg, this study achieved all objectives, including increased incidence of “complete response” of tumor at the one month follow up visit (47% in placebo vs. 63% in SGX942 at 1.5 mg/kg). Decreases in mortality and decreases in infection rate were also observed with SGX942 treatment, consistent with the preclinical results observed in animal models. SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. The long-term (12 month) follow-up data remains consistent with the preliminary positive safety and efficacy findings. While the placebo population experienced the expected 12-month survival rate of approximately 80%, as defined in the Surveillance, Epidemiology, and End Results statistics 1975-2012 from the National Cancer Institute, the SGX942 1.5 mg/kg treatment group reported a 12-month survival rate of 93% (7% mortality in the SGX942 1.5 mg/kg group compared to 19% in the placebo group). Similarly, tumor resolution (complete response) at 12 months was better in the SGX942 1.5 mg/kg treatment group relative to the placebo population (80% in the 1.5 mg/kg group compared to 74% in the placebo group). In addition to safety, evaluations of other secondary efficacy endpoints, such as the utilization of opioid pain medication, indicated that the SGX942 1.5mg/kg treatment group had a 40% decrease in the use of opioids at the later stage of the treatment phase of the trial, when oral mucositis is usually most severe and expected to increase paid medication use. This was in contrast to the placebo group, which demonstrated a 10% increase in use of opioids over this same period. Data from this Phase 2 trial was published online in the Journal of Biotechnology. The publication also delineates the supportive nonclinical data in this indication, demonstrating consistency in the qualitative and quantitative biological response, including dose response, across the nonclinical and clinical data sets. The results are available at the following link: http://authors.elservier.com/sd/article/S01681656116315668.

On September 9, 2016, we and SciClone Pharmaceuticals, Inc. (“SciClone”) entered into an exclusive license agreement, pursuant to which we granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in defined territories. Under the terms of the license agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the territories, having access to data generated by us. In exchange for exclusive rights, SciClone will pay us royalties on net sales, and we will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights.

We are working with the FDA to obtain agreement on the design of a pivotal Phase 3 protocol for SGX942 in the treatment of oral mucositis in patients with head and neck cancer receiving chemoradiation therapy. Additionally, we have received positive Scientific Advice from the EMA for the development of SGX942 as a treatment for oral mucositis in patients with head and neck cancer. The Scientific Advice from the EMA indicates that a single, double-blind, placebo-controlled, multinational, Phase 3 pivotal study, if successful, in conjunction with the Phase 2 dose-ranging study, is generally considered sufficient to support a marketing authorization application (“MAA”) to the EMA for potential licensure in Europe. The advice also provided several suggestions to strengthen the study design and data collection that will be integrated into the final protocol. Scientific Advice is offered by the EMA to stakeholders for clarification of questions arising during development of medicinal products. The scope of Scientific Advice is limited to scientific issues and focuses on development strategies rather than pre-evaluation of data to support an MAA. Scientific Advice is legally non-binding and is based on the current scientific knowledge which may be subject to future changes.

We estimate the potential worldwide market for SGX942 is in excess of $500 million for all applications, including the treatment of oral mucositis. This potential market information is a forward-looking statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

SGX203 – for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 orphan drug designation as well as Fast Track designation for the treatment of pediatric Crohn’s disease.

We estimate the potential worldwide market for oral BDP is in excess of $500 million for all applications, including the treatment of pediatric Crohn’s disease. This potential market information is a forward-looking statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

Pediatric Crohn’s Disease

Crohn’s disease causes inflammation of the GI tract. Crohn’s disease can affect any area of the GI tract, from the mouth to the anus, but it most commonly affects the lower part of the small intestine, called the ileum. The swelling caused by the disease extends deep into the lining of the affected organ. The swelling can induce pain and can make the intestines empty frequently, resulting in diarrhea. Because the symptoms of Crohn’s disease are similar to other intestinal disorders, such as irritable bowel syndrome and ulcerative colitis, it can be difficult to diagnose. People of Ashkenazi Jewish heritage have an increased risk of developing Crohn’s disease.

Crohn’s disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn’s disease develop symptoms before 20 years of age. We estimate, based upon our review of historic published studies and reports, and an interpolation of data on the incidence of pediatric Crohn’s disease, that pediatric Crohn’s disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion (approximately 40%) of pediatric Crohn’s patients have involvement of their upper gastrointestinal tract.

Crohn’s disease presents special challenges for children and teens. In addition to bothersome and often painful symptoms, the disease can stunt growth, delay puberty, and weaken bones. Crohn’s disease symptoms may sometimes prevent a child from participating in enjoyable activities. The emotional and psychological issues of living with a chronic disease can be especially difficult for young people.

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. In 2012, we completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year Small Business Innovation and Research (“SBIR”) grant awarded by the National Institutes of Health (“NIH”). We continue to work with our Radiation Enteritis medical advisors to identify additional funding opportunities to support the clinical development program.

We have received Fast Track designation from the FDA for SGX201 for acute radiation enteritis.

We estimate the potential worldwide market for oral BDP is in excess of $500 million for all applications, including the treatment of acute radiation enteritis. This potential market information is a forward-looking statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

Vaccines/BioDefense Overview

ThermoVax® – Thermostability Technology

Our thermostability technology, ThermoVax®, is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax® lies in its potential ability to eliminate the need for cold chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve companies of the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. We believe that the savings realized from the elimination of cold chain costs and related product losses would significantly increase the profitability of vaccine products. We believe that elimination of the cold chain could further facilitate the use of these vaccines in the lesser developed parts of the world. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines in emergency settings.

ThermoVax® development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax™) and anthrax (VeloThrax®) vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax™ and our aluminum-adjuvanted anthrax vaccine, VeloThrax®. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax™ was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax™ vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax™ vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax® was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists. Additionally, the University of Colorado conducted a study that demonstrated a heat stable vaccine formulation of a human papillomavirus (“HPV”) vaccine. The work was conducted by Drs. Randolph and Garcea and demonstrated the successful conversion of a commercial virus-like-particle based vaccine requiring cold chain storage to a subunit, alum-adjuvanted, vaccine which is stable at ambient temperatures. This work, funded by a University of Colorado seed grant and the Specialized Program of Research Excellence in cervical cancer, is the first demonstration of the utility of ThermoVax® technology for the development of a subunit based commercial vaccine. The HPV vaccine formulation was found to be stable for at least 12 weeks at 50 degrees C. In the study, mice immunized with the ThermoVax®-stabilized HPV subunit vaccine were also found to achieve immune responses similar to the commercial HPV vaccine, Cervarix®, as measured by either total antibody levels or neutralizing antibody levels. Moreover, whereas the immune responses to Cervarix® were reduced after storage for 12 weeks at 50 degrees C, the ThermoVax® formulated vaccine retained its efficacy. The results were published online in the European Journal of Pharmaceutics and Biopharmaceutics see http://www.sciencedirect.com/science/article/pii/S0939641115002416).

We also entered into a collaboration agreement with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, University of Hawaiʻi at Manoa and Hawaii Biotech, Inc. (“HBI”) to develop a heat stable subunit Ebola vaccine. Dr. Lehrer, a co-inventor of the Ebola vaccine with HBI, has shown proof of concept efficacy with subunit Ebola vaccines in non-human primates. The most advanced Ebola vaccines involve the use of vesicular stomatitis virus and adenovirus vectors – live, viral vectors which complicate the manufacturing, stability and storage requirements. Dr. Lehrer’s vaccine candidate is based on highly purified recombinant protein antigens, circumventing many of these manufacturing difficulties. Dr. Lehrer and HBI have developed a robust manufacturing process for the required proteins. Application of ThermoVax® may allow for a product that can avoid the need for cold chain distribution and storage, yielding a vaccine ideal for use in both the developed and developing world. Although this agreement has expired in accordance with its terms, we expect to extend the period of the agreement or enter into another agreement with Dr. Lehrer and HBI to replace this agreement.

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

RiVax™ – Ricin Toxin Vaccine

RiVax™ is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved would be the first ricin vaccine. The immunogen in RiVax™ induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax™ has demonstrated statistically significant (p<0.0001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA March 24, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax™ established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial, which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax™ that contained an aluminum adjuvant (Alum). The results of the Phase 1b study indicated that Alum adjuvanted RiVax™ was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax™. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax™ for thermostability and large scale manufacturing and are further establishing correlates of the human immune response in non-human primates. We have entered into a collaboration with IDT Biologika GmbH to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax™ drug substance protein antigen.

The development of RiVax™ has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax™. In September 2014, we entered into a contract with the NIH for the development of RiVax™ that would provide up to an additional $24.7 million of funding in the aggregate if options to extend the contract are exercised by the NIH. The development agreements with Emergent BioSolutions and IDT are specifically funded under this NIH contract.

RiVax™ has been granted orphan drug designation by the FDA for the prevention of ricin intoxication.

Assuming development efforts are successful for RiVax™, we believe potential government procurement contract(s) could reach $200 million. This potential procurement contract information is a forward-looking statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

As a new chemical entity, an FDA approved RiVax™ vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years varying from between $125 million to $350 million. When redeemed, PRVs entitle the user to an accelerated review period of six months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($2.7 million in 2017).

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

The GI tract is highly sensitive to ionizing radiation and the destruction of epithelial tissue is one of the first effects of radiation exposure. The rapid loss of epithelial cells leads to inflammation and infection that are often the primary cause of death in acute radiation injury. This concept of GI damage also applies to the clinical setting of oncology, where high doses of radiation cannot be administered effectively to the abdomen because radiation is very toxic to the intestines. We are seeking to treat the same type of toxicity in our acute radiation enteritis clinical program with SGX201. As a result, we believe that OrbeShield® has the potential to be a “dual use” compound, a desirable characteristic which is a specific priority for ARS and other medical countermeasure indications. The FDA has cleared the IND application for OrbeShield® for the mitigation of morbidity and mortality associated with GI ARS.

In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield® leading to FDA approval to treat GI ARS. The BARDA contract contains a two year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consists of a one year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. We received a combined approximate $18 million in contract funding from both BARDA and NIAID which includes combined supplemental funding of $634,000, extending the programs through the first quarter of 2017. The NIAID contract will be completed during the first quarter of 2017 along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period. We will continue to apply for additional government funding. Previously, development of OrbeShield® had been largely supported by a $1 million NIH grant to our academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield® for the treatment of acute GI ARS. The FDA has given OrbeShield® orphan drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

Assuming development efforts are successful for OrbeShield®, we believe potential government procurement contracts could reach as much as $450 million. This potential procurement contract information is a forward-looking statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

The Drug Approval Process

The FDA and comparable regulatory agencies in state, local and foreign jurisdictions impose substantial requirements on the clinical development, manufacture and marketing of new drug and biologic products. The FDA, through regulations that implement the Federal Food, Drug, and Cosmetic Act, as amended (“FDCA”), and other laws and comparable regulations for other agencies, regulate research and development activities and the testing, manufacture, labeling, storage, shipping, approval, recordkeeping, advertising, promotion, sale, export, import and distribution of such products. The regulatory approval process is generally lengthy, expensive and uncertain. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products, including holds on clinical research, civil or criminal fines or other penalties, product recalls, or seizures, or total or partial suspension of production or injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant approval of drugs or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

Before human clinical testing in the U.S. of a new drug compound or biological product can commence, an Investigational New Drug (“IND”), application is required to be submitted to the FDA. The IND application includes results of pre-clinical animal studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

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

With certain exceptions, once successful clinical testing is completed, the sponsor can submit a New Drug Application (“NDA”), for approval of a drug, or a Biologic License Application (“BLA”), for biologics such as vaccines, which will be reviewed, and if successful, approved by the FDA, allowing the product to be marketed. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Furthermore, the FDA or any foreign health authority may not grant an approval on a timely basis, if at all. The FDA may deny the approval of an NDA or BLA, in its sole discretion, if it determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to good manufacturing practice regulations. In complying with standards contained in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing facilities, both foreign and domestic, also are subject to inspections by, or under the authority of, the FDA and by other federal, state, local or foreign agencies.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition – generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs or biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug or biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track drug or biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the drug or biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Unique to a fast track product, the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA or BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

Early Access to Medicines Scheme

Launched in April 2014 in the United Kingdom by the MHRA, the Early Access to Medicines Scheme (“EAMS”) offers severely ill patients with life-threatening and seriously debilitating conditions the lifeline of trying ground-breaking new medicines earlier than they would normally be accessible. PIM designation is the first phase of EAMS and is awarded following an assessment of early nonclinical and clinical data by the MHRA. The criteria product candidates must meet to obtain PIM designation are:

Criterion 1 – The condition should be life-threatening or seriously debilitating with a high unmet medical need (i.e., there is no method of treatment, diagnosis or prevention available or existing methods have serious limitations).

Criterion 2 – The medicinal product is likely to offer major advantage over methods currently used in the UK.

Criterion 3 – The potential adverse effects of the medicinal product are likely to be outweighed by the benefits, allowing for the reasonable expectation of a positive benefit risk balance. A positive benefit risk balance should be based on preliminary scientific evidence that the safety profile of the medicinal product is likely to be manageable and acceptable in relation to the estimated benefits.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” – independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

All of the current agreements for the supply of bulk drug substances for our product candidates and for the formulation or distribution of our product candidates relate solely to the development (including preclinical and clinical) of our product candidates. Under these contracts, our product candidates are manufactured upon our order of a specific quantity. In the event that we obtain marketing approval for a product candidate, we will qualify secondary suppliers for all key manufacturing activities supporting the marketing application.

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

On December 20, 2012, we re-acquired the North American and European commercial rights to oral BDP through an amendment of our collaboration and supply agreement with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau”). The amendment requires us to make certain approval and commercialization milestone payments to Sigma-Tau which could reach up to $6 million. In addition, we have agreed to pay Sigma-Tau: (a) a royalty amount equal to 3% of all net sales of oral BDP made directly by us, and any third-party partner and/or their respective affiliates in the U.S., Canada, Mexico and in each country in the European Territory for the later to occur of: (i) a period of ten years from the first commercial sale of oral BDP in each country, or (ii) the expiration of our patents and patent applications relating to oral BDP in such country (the “Payment Period”); and (b) 15% of all up-front payments, milestone payments and any other consideration (exclusive of equity payments) received by us and/or a potential partner from us and/or potential partner’s licensees, distributors and agents for oral BDP in each relevant country in the territory, which amount will be paid on a product-by-product and a country-by-country basis for the Payment Period.

On August 25, 2013, we entered into an agreement with SciClone Pharmaceuticals, Inc. (“SciClone”), pursuant to which SciClone provided us with access to its oral mucositis clinical and regulatory data library in exchange for exclusive commercialization rights for SGX942 in the People’s Republic of China, including Hong Kong and Macau, subject to the negotiation of economic terms. SciClone’s data library was generated from two sequential Phase 2 clinical studies conducted in 2010 and 2012 evaluating SciClone’s compound, SCV-07, for the treatment of oral mucositis caused by chemoradiation therapy in head and neck cancer patients, before SciClone terminated its program. By analyzing data available from the placebo subjects in the SciClone trials, we acquired valuable insight into disease progression, along with quantitative understanding of its incidence and severity in the head and neck cancer patient population. This information assisted us with the design of the SGX942 Phase 2 clinical trial, in which positive preliminary results were announced in December 2015.

On September 9, 2016, we and SciClone entered into an exclusive license agreement, pursuant to which we granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam. Under the terms of the license agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the territory, having access to data generated by us. In exchange for exclusive rights, SciClone will pay us royalties on net sales, and we will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights.

We also entered into a common stock purchase agreement with SciClone pursuant to which we sold 352,942 shares of our common stock to SciClone for approximately $8.50 per share, for an aggregate price of $3,000,000. As part of the transaction, we granted SciClone certain demand registration rights, and SciClone agreed, subject to certain exceptions, not to pledge, sell or otherwise transfer or dispose of, or enter into any swap or other arrangement that transfers any of the economic consequences of ownership of, the shares purchased for at least one year from September 9, 2016.

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

SGX301 Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Two are targeted therapies (Targretin®-caps and Ontak®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photo and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include psoralen combined with ultraviolet A (UVA) light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL – one in phase 2 (vorinostat) and others in phase 1. Vorinostat has been approved by the FDA to treat CTCL patients who have conditions that are unresponsive to other therapies. It currently is being studied in a phase 2 trial for the treatment of all stages of CTCL.

SGX94/942 Competition

Because SGX94 (dusquetide) uses a novel mechanism of action in combating bacterial infections, there are no direct competitors at this time. Bacterial infections are routinely treated with antibiotics and SGX94 treatment is anticipated to be utilized primarily where antibiotics are insufficient (e.g., due to antibiotic resistance) or contra-indicated (e.g., in situations where the development of antibiotic resistance is a significant concern). Many groups are working on the antibiotic resistance problem and research into the innate immune system is intensifying, making emerging competition likely (from companies such as Celtaxsys Inc., Innaxon Therapeutics and Innate Pharma SA).

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – one in Phase 3 (under development by Daewoong Pharmaceutical Co., Ltd.), four in Phase 2 (under development by Cellceutix Corporation, BioAlliance Pharma S.A., Onexeo S.A., and Alder Biopharmaceuticals Inc.) and one in Phase 1 (under development by ActoGenix N.V.). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard, GelClair, Episil and Caphosol. These devices attempt to create a protective barrier around the oral ulceration with no biologic activity in treating the underlying disease.

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

In 2014, we acquired a novel photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. As part of the acquisition, we acquired a license agreement relating to the use of photo-activated hypericin, composition of matter patent for SGX301 (U.S. patent 8,629,302) and additional issued and pending applications, both in the US and abroad. U.S. patent 8,629,302 is expected to expire in June 2032. Our proprietary formulation of synthetic hypericin has been granted a European patent for the treatment of psoriasis, EP 2571507, and complements the method of treatment claims covered by the previously issued US patent 6001882, Photoactivated hypericin and the use thereof.

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

In 2013, we expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 and additional pending applications, both in the US and abroad. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of University of British Columbia (“UBC”). U.S. patent 8,124,721 is expected to expire in April 2028.

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

SGX301 License Agreement

In September 2014, we acquired a worldwide exclusive license agreement with New York University and Yeda Research and Development Company Ltd. for the rights to a novel photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. To maintain this license we are obligated to pay $25,000 in annual license fees. In addition, we will pay the licensors: (a) a royalty amount equal to 3% of all net sales of SGX301 made directly by us and/or any affiliates; (b) a royalty amount equal to 2.5% of all net sales of SGX301 made by our sublicensees, subject to stated maximums and (c) 20% of all payments, not based on net sales, received by us from our sublicensees. This license may be terminated by either party upon notice of a material breach by the other party that is not cured within the applicable cure period. The exclusive license includes rights to several issued US patents, including U.S. patent numbers 6,867,235 and 7,122,518, among other domestic and foreign patent applications. U.S. Patent numbers 6,867,235 and 7,122,518 are expected to expire in January 2020 and November 2023, respectively.

We acquired the license agreement for SGX301 and related intangible assets, including U.S. patent 8,629,302, properties and rights pursuant to an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”). As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a market value of $3,750,000. Provided all future success-orientated milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved, payable in common stock of the Company.

SGX94 License Agreements

On December 18, 2012, we announced the acquisition of a first in class drug technology, known as SGX94 (dusquetide), representing a novel approach to modulation of the innate immune system. SGX94 is an IDR that regulates the innate immune system to reduce inflammation, eliminate infection and enhance tissue healing by binding to the pivotal regulatory protein p62, also known as sequestosome-1. As part of the acquisition, we acquired all rights, including composition of matter patents, preclinical and Phase 1 clinical study datasets for SGX94. We also assumed a license agreement with UBC to advance the research and development of the SGX94 technology. The license agreement with UBC provides us with exclusive worldwide rights to manufacture, distribute, market sell and/or license or sublicense products derived or developed from this technology. Under the license agreement we are obligated to pay UBC (i) an annual license maintenance fee of CAN $1,000, and (ii) milestone payments which could reach up to CAN $1.2 million. This license agreement (a) will automatically terminate if we file, or become subject to an involuntary filing, for bankruptcy, and (b) may be terminated by UBC in the event of, among other things, our insolvency, dissolution, grant of a security interest in the technology licensed to us pursuant to the license agreement, or material breach of or failure to perform material obligations under the license agreement or other research agreements between us and UBC.

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

ThermoVax® License Agreement

On December 21, 2010, we executed a worldwide exclusive license agreement with the UC for ThermoVax®, which is the subject of U.S. patent number 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition.” This patent and its corresponding foreign filings are licensed to us by the UC and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. U.S. Patent 8,444,991 is expected to expire in December 2031. The license agreement also covers thermostable vaccines for biodefense as well as other potential vaccine indications. In addition, we, in conjunction with UC, filed domestic and foreign patent applications claiming priority back to a provisional application filed on May 17, 2011 titled: “Thermostable Vaccine Compositions and Methods of Preparing Same.” To maintain this license we are obligated to pay minimum annual license fees of $15,000 until the initiation of clinical trials, $20,000 following the initiation of a Phase 1 clinical trial, and $50,000 following the first commercial sale of a product incorporating ThermoVax®. Under the license agreement we are obligated to pay the UC (i) royalty payments equal to 2% of net sales of the covered products, (ii) 15% of all income from sublicenses and (iii) milestone payments which could reach up to $1.25 million.

RiVax™ License Agreement

In June 2003, we executed a worldwide exclusive option to license patent applications with UTSW for the nasal, pulmonary and oral uses of a non-toxic ricin vaccine. In June 2004, we entered into a license agreement with UTSW for the injectable rights to the ricin vaccine and, in October 2004, we negotiated the remaining oral rights to the ricin vaccine. To maintain this license we are obligated to pay $50,000 in annual license fees. Through this license, we have rights to the issued patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin.” This patent includes methods of use and composition claims for RiVax™.

Research and Development Expenditures

We spent approximately $4.3 million and $5.4 million in the years ended December 31, 2016 and 2015, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2016, and 2015 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Employees

As of December 31, 2016, we had 19 full-time employees, 8 of whom are MDs/PhDs.

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

We have experienced significant losses since inception and, at December 31, 2016, had an accumulated deficit of approximately $150 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2016, we had approximately $8.8 million in cash and cash equivalents available. Based on our projected budgetary needs, funding from existing contracts and grants over the next two years and sales to the purchasers under our existing equity line, we expect to be able to maintain the current level of our operations through at least March 31, 2018.

In September 2014, we entered into a contract with the NIH for the development of RiVaxTM to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate if options to extend the contract are exercised by the NIH. In September 2013, we entered into contracts with NIAID and BARDA for the development of OrbeShield® that would provide up to $32.7 million of funding in the aggregate if options to extend the contracts are exercised by BARDA and the NIH. We have received approximately $18 million in combined BARDA and NIH contract funding for the development of OrbeShield®. We have completed the contract with NIAID and the BARDA contract base period, with BARDA electing not to extend the contract. In September 2009, we received a NIAID grant for approximately $9.4 million for the development of our biodefense programs. In July 2012, we received an additional SBIR grant from NIAID for $600,000 and in February 2014, we were awarded a one-year NIAID SBIR grant award of approximately $300,000 to further evaluate SGX943 as a treatment for melioidosis. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. We have approximately $17.3 million in awarded contract funding, assuming the NIAID options are exercised for the development of RiVax™. BARDA has elected not to fund the additional options remaining under the contract.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 2016, we have expended approximately $70.5 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend approximately $10.7 million over the next 12 months in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements of which approximately $4.9 million will be reimbursed through our existing government contracts and grants.

We have no control over the resources and funding NIH, BARDA and NIAID may devote to our programs, which may be subject to periodic renewal and which generally may be terminated by the government at any time for convenience. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our business could materially and adversely affect our biodefense program and our results of operations and financial condition. If we fail to satisfy our obligations under the government contracts, the applicable Federal Acquisition Regulations allow the government to terminate the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any incomplete work. If NIH, BARDA or NIAID do not exercise future funding options under the contracts or grants, terminate the funding or fail to perform their responsibilities under the agreements or grants, it could materially impact our biodefense program and our financial results.

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

We are a late-stage biopharmaceutical company. Our operations to date have been primarily limited to developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates in our two active business segments, BioTherapeutics and Vaccines/BioDefense. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this Annual Report and also include:

●	our ability to obtain additional funding to develop our product candidates;
●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our product candidates through all phases of clinical development;
●	any delays in regulatory review and approval of product candidates in clinical development;
●	our ability to obtain and maintain regulatory approval for our product candidates in the United States and foreign jurisdictions;
●	potential side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies, or cause an approved drug to be taken off the market;
●	our dependence on third-party contract manufacturing organizations to supply or manufacture our products;
●	our dependence on contract research organizations to conduct our clinical trials;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	market acceptance of our product candidates;
●	our ability to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;
●	competition from existing products or new products that may emerge;
●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;
●	our ability to discover and develop additional product candidates;
●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;
●	our ability to attract and retain key personnel to manage our business effectively;
●	our ability to build our finance infrastructure and improve our accounting systems and controls;
●	potential product liability claims;
●	potential liabilities associated with hazardous materials; and
●	our ability to obtain and maintain adequate insurance policies.

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

The regulatory process applicable to our products requires pre-clinical and clinical testing of any product to establish its safety and efficacy. This testing can take many years, is uncertain as to outcome, and requires the expenditure of substantial capital and other resources. We estimate that the clinical trials of our product candidates that we have planned will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Favorable results in early studies or trials, if any, may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing, Phase 1 and Phase 2 clinical trials does not ensure that later Phase 2 or Phase 3 clinical trials will be successful. In addition, we, the FDA or other regulatory authorities may suspend clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or the FDA or other regulatory authorities find deficiencies in our submissions or conduct of our trials.

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

We rely on third parties for pre-clinical and clinical trials of our product candidates and, in some cases, to maintain regulatory files for our product candidates. If we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

We rely on academic institutions, hospitals, clinics and other third-party collaborators for preclinical and clinical trials of our product candidates. Although we monitor, support, and/or oversee our pre-clinical and clinical trials, because we do not conduct these trials ourselves, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials wholly by ourselves. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by a contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to timely transfer to us any regulatory information, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then preclinical and/or clinical trials of our product candidates may be extended, delayed or terminated, or our data may be rejected by the FDA or regulatory agencies.

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

If we fail to obtain or maintain orphan drug exclusivity for our product candidates, our competitors may sell products to treat the same conditions and our revenue will be reduced.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even though we have orphan drug designation for SGX301 in the United States and Europe, and SGX203, RiVax™ and OrbeShield® in the United States, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing drugs or biologic products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Absent patent or other intellectual property protection, even after an orphan drug is approved, the FDA or European Medicines Agency may subsequently approve the same drug with the same active moiety for the same condition if the FDA or European Medicines Agency concludes that the later drug is safer, more effective, or makes a major contribution to patient care.

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

We currently rely on license agreements from New York University, Yeda Research and Development Company Ltd., the University of Texas Southwestern Medical Center, the University of British Columbia, Harvard University, the University of Colorado, and George B. McDonald, MD for the rights to commercialize key product candidates. We may not be able to retain the rights granted under these agreements or negotiate additional agreements on reasonable terms, if at all. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business - Patents and Other Proprietary Rights” for a description of our license agreements.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business, and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and
●	the priority of invention of patented technology.

If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

Additionally, the research resulting in certain of our licensed patent rights and technology was funded by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

Our research and development processes and/or those of our third party contractors involve the controlled use of hazardous materials and chemicals. These hazardous chemicals are reagents and solvents typically found in a chemistry laboratory. Our operations also may produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. While we attempt to comply with all environmental laws and regulations, including those relating to the outsourcing of the disposal of all hazardous chemicals and waste products, we cannot eliminate the risk of contamination from or discharge of hazardous materials and any resultant injury. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations.

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

Additionally, if a competitor receives FDA approval before we do for a drug that is similar to one of our product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs such as our current product candidates can extend up to three and one-half years. See “Business - The Drug Approval Process.”

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

We currently have 19 employees and we depend upon these employees, in particular Dr. Christopher Schaber, our President and Chief Executive Officer, to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We may be unable to effectively manage and operate our business, and our business may suffer, if we lose the services of our employees.

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

We may not be able to utilize all of our net operating loss carryforwards.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, during the year ended December 31, 2016, we sold New Jersey NOL carryforwards, resulting in the recognition of $530,143 of income tax benefit. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards, our cash taxes may increase which may have an adverse effect on our financial condition.

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

Risks Related to our Securities

The price of our common stock and warrants may be highly volatile.

The market price of our securities, like that of many other research and development public pharmaceutical and biotechnology companies, has been highly volatile and the price of our common stock and warrants may be volatile in the future due to a wide variety of factors, including:

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

Since January 1, 2016, the closing stock price (split adjusted) of our common stock has fluctuated between a high of $11.92 per share to a low of $1.98 per share. On March 17, 2017, the last quoted sale price of our common stock as reported on Nasdaq Capital Market was $2.70 per share. Since December 13, 2016, the date of the initial listing of our common stock warrants, the closing price of our common stock warrant has fluctuated between a high of $0.82 per warrant to a low of $0.32 per warrant. The fluctuation in the price of our common stock and warrants has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by the Company, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

The warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the warrants may exercise their right to acquire the common stock and pay an exercise price of $3.95 per share, prior to five years from the date of issuance, after which date any unexercised warrants will expire and have no further value.

The warrants may not have any value.

Each warrant has an exercise price of $3.95 per share and will expire on the fifth anniversary of December 13, 2016. In the event our common stock price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

Shareholders may suffer substantial dilution related to issued stock warrants and options.

As of December 31, 2016, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 2,853,575 shares of our common stock at a current weighted average exercise price of approximately $4.13; and
●	options to purchase approximately 330,605 shares of our common stock at a current weighted average exercise price of approximately $17.07.

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

Our shares of common stock and warrants are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares or warrants to raise money or otherwise desire to liquidate their shares.

Our common stock and warrants have from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock or warrants at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares and warrants will develop or be sustained, or that current trading levels will be sustained.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, our stockholders must rely on sales of their common stock and warrants after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock or warrants will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

On March 22, 2016, we entered into a purchase agreement (the “2016 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the 2016 Purchase Agreement, Lincoln Park has committed to purchase up to $12 million of our common stock, of which $10.3 million worth of our common stock remains issuable as of the date of this filing. Concurrently with the execution of the 2016 Purchase Agreement, we issued 10,000 shares of our common stock to Lincoln Park as a partial fee for its commitment to purchase shares of our common stock under the 2016 Purchase Agreement. From March 22, 2016 through the date of this filing, we sold 260,000 shares to Lincoln Park and issued 7,135 additional shares to Lincoln Park as additional commitment shares under the 2016 Purchase Agreement and received proceeds of $1,712,320. The shares that may be sold pursuant to the 2016 Purchase Agreement may be sold by us to Lincoln Park at our sole discretion from time to time over the remaining term of approximately 24 months from the date of the filing of this report, provided the registration statement registering the resale of shares sold to Lincoln Park under the 2016 Purchase Agreement remains effective. The purchase price for the shares that we may sell to Lincoln Park under the 2016 Purchase Agreement will fluctuate based on the price of our common stock. We have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park that would cause Lincoln Park to beneficially own more than 4.99% of our issued and outstanding common stock.

Depending on market liquidity at the time, sales of shares under the 2016 Purchase Agreement may cause the trading price of our common stock to fall. Additionally, further sales of our common stock, if any, to Lincoln Park under the 2016 Purchase Agreement will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the 2016 Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma Inc. may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma Inc. granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as SGX301, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 4,307 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the purchase agreement, we paid $275,000 in cash and issued 184,912 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma, and may issue up to an aggregate of $10 million worth of our common stock (subject to a cap equal to 19.99% of our issued and outstanding common stock) in the aggregate upon attainment of specified milestones. The next milestone payment will be payable if the Phase 3 clinical trial of SGX301 is successful in demonstrating efficacy and safety in the CTCL patient population. Also on September 3, 2014, we entered into the Registration Rights Agreement with Hy Biopharma, pursuant to which we have filed a registration statement with the SEC.

The number of shares that we may issue under the purchase agreement will fluctuate based on the market price of our common stock. Depending on market liquidity at the time, the issuance of such shares may cause the trading price of our common stock to fall.

We may ultimately issue all, some or none of the additional shares of our common stock that may be issued pursuant to the purchase agreement. We are required to register any shares issued pursuant to the purchase agreement for resale under the Securities Act of 1993, as amended. After any such shares are registered, the holders will be able to sell all, some or none of those shares. Therefore, issuances by us under the purchase agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the issuance of a substantial number of shares of our common stock pursuant to the purchase agreement, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq under the symbol “SNGX.” The following table sets forth, as adjusted for the reverse stock split of one-for-ten effective October 7, 2016, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTCQB through December 12, 2016 and the Nasdaq Capital Market, beginning with our uplisting to Nasdaq and trading on December 13, 2016.

	Price Range
Period	High	Low
Year Ended December 31, 2015:
First Quarter	$23.00	$9.80
Second Quarter	$29.50	$13.60
Third Quarter	$24.80	$9.10
Fourth Quarter	$14.40	$4.40
Year Ended December 31, 2016:
First Quarter	$12.50	$6.20
Second Quarter	$9.00	$6.20
Third Quarter	$8.50	$5.60
Fourth Quarter	$8.11	$2.05
Year Ending December 31, 2017:
First Quarter (through March 17, 2017)	$3.10	$1.90

On March 17, 2017, the last reported price of our common stock quoted on the Nasdaq was $2.70 per share. The Nasdaq prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. Our stock is listed on the Nasdaq capital market under the under the symbol “SNGX.” On December 13, 2016, our common stock warrants began trading on the Nasdaq Capital Market under the symbol “SNGXW”. For the period December 13, 2016 through the fourth quarter ended December 31, 2016, the high and low sales price per warrant as reported by Nasdaq were $0.56 and $0.26, respectively. On March 17, 2017, the last reported price of our common stock warrant on Nasdaq was $0.50 per warrant.

Transfer Agent

The transfer agent and registrar for our common stock and warrants is American Stock Transfer & Trust Company, LLC. The address is 6201 15th Avenue, Brooklyn, NY 11219 and the telephone number is (718) 921-8200.

Holders of Common Stock

As of March 17, 2017, there were 336 holders of record of our common stock. As of such date, 5,472,532 shares of our common stock were issued and outstanding.

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

Our BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible fluorescent light for the treatment of cutaneous T-cell lymphoma (“CTCL”), our first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

Our Vaccines/BioDefense business segment includes active development programs for RiVax™, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We have advanced the development of OrbeShield® for the treatment of GI ARS with funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and grants from NIAID.

An outline of our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Obtain agreement from the United States Food and Drug Administration (the “FDA”) on a pivotal Phase 3 protocol of SGX942 for the treatment of oral mucositis in head and neck cancer patients and initiate the trial;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue development of RiVax™ in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense with NIAID funding support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

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

Intangible Assets

One of the most significant estimates or judgments that we make is whether to capitalize or expense patent and license costs. We make this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, we capitalized payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for our current product candidates in both the domestic and international markets. We believe that patent rights are one of our most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives us access to key product development rights from our academic and industry partners. These rights can also be sold or sub-licensed as part of our strategy to partner our product candidates at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve and maintain our rights, and perhaps extend the lives of the patents. We capitalize such costs and amortize intangibles on a straight-line basis over their expected useful life – generally a period of 11 to 16 years.

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

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to us on December 31, 2016. Accordingly, the estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, accounts payable, accrued expenses, notes payable and accrued compensation approximate their fair value based on the short-term maturity of these instruments. We recognize all derivative financial instruments as assets or liabilities in the financial statements and measure them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with our June 2013 registered public offering were accounted for as derivatives.

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

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the provisions and determined that warrants issued in connection with our June 2013 registered public offering contain provisions that protect holders from a decline in the issue price of our common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants were recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. During November 2016, we entered into amendments with the holders of these warrants pursuant to which we agreed to reduce the exercise price (after giving effect to the one-for-ten reverse stock split effective October 7, 2016) from $5.10 per share to $0.80 per share and permit those warrants to be exercised on a “cashless exercise” basis, and we eliminated the “down-round” provision of those warrants not immediately exercised. As a result of the amendments, the fair value of the warrant liability was remeasured as of the date of the modification and the change in fair value was recognized in the statement of operations. The warrant liability was then reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments. All other warrants that have been issued by us were indexed to our own stock and therefore are accounted for as equity instruments for 2016 and 2015.

Share-Based Compensation

Stock options are issued with an exercise price equal to the market price on the date of grant. Stock options issued to directors upon re-election vest quarterly for a period of one year (new director issuances are fully vested upon issuance). Stock options issued to employees generally vest 25% on the grant date, then 25% each subsequent year for a period of three years. Stock options vest over each three-month period from the date of issuance to the end of the three year period. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position the options will expire within three months, unless otherwise extended by the Board.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2016 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2016 and 2015. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2016 and 2015.

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

Material Changes in Results of Operations

Year Ended December 31, 2016 Compared to 2015

For the year ended December 31, 2016, we had a net loss of $3,245,383 as compared to a net loss of $7,831,230 for the prior year, representing a decreased loss of $4,585,847 or 59%. Included in the net loss for December 31, 2016 and 2015 is the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing of $1,541,241 of other income and $1,201,870 of other expense, respectively. During the year ended December 31, 2016, the price protection provision of the warrants was eliminated through an amendment and the warrant liability was reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments.

For the year ended December 31, 2016 and 2015, revenues and associated costs related to government contracts and grants awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax™. and other development programs. For the year ended December 31, 2016, we had revenues of $10,448,794 as compared to $8,768,390 for the prior year, representing an increase of $1,680,404 or 19%. The increase in revenues was a result of increased activities performed under our government contracts associated with RiVax™.

We incurred costs related to contract and grant revenues in the year ended December 31, 2016 and 2015 of $8,433,671 and $6,882,204, respectively, representing an increase of $1,551,467 or 23%. The costs primarily relate to the increased development activity in these programs and the resulting payments made to subcontractors and the allocated employee costs in connection with research performed pursuant to the contracts and grants.

Our gross profit for the year ended December 31, 2016 was $2,015,123 or 19%, as compared to $1,886,186 or 22% for the prior year, representing an increase of $128,937 or 7%. This increase in gross profit is due primarily to the increased activity in our RiVax™ development contracts. The decrease in gross profit percentage is attributable to the management fee associated with certain contracts payable upon the achievement of development milestones.

Research and development expenses decreased by $1,103,972 or 20%, to $4,295,867 for the year ended December 31, 2016 as compared to $5,399,839 for the prior year. This decrease is primarily related to the manufacturing expenditures for the pediatric Crohn’s development program incurred during 2015, as well as the completion of patient enrollment in the Phase 2 trial of SGX942 for the treatment of oral mucositis in head and neck cancer in late 2015.

General and administrative expenses decreased by $167,785 or 5%, to $3,428,838 for the year ended December 31, 2016, as compared to $3,596,623 for the prior year. This decrease is primarily related to a decrease in professional fees.

Other income (expense) for the year ended December 31, 2016 was $1,934,056 as compared to $(1,209,887) for the prior year, reflecting a change of $3,143,943 or 260%. The change is primarily due to the change in the fair value of the warrant liability resulting in $(1,201,870) of other expense in 2015 compared to $1,541,241 of other income in 2016. In addition, $390,599 is included in other income in 2016 related to an amount that had previously been accrued. We were notified that the amount was no longer considered outstanding by the counterparty and therefore reversed the amount accrued, resulting in other income.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, during the year ended December 31, 2016, we sold New Jersey NOL carryforwards, resulting in the recognition of $530,143 of income tax benefit as compared to $488,933 for the year ended December 31, 2015. There can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2016 and December 31, 2015: Vaccines/BioDefense and BioTherapeutics.

Revenues for the Vaccines/BioDefense business segment for the year ended December 31, 2016 were $10,448,794 as compared to $8,754,418 for the year ended December 31, 2015, representing an increase of $1,694,376 or 19%. This increase in revenues was a result of the increased development activity under our RiVax™ contracts. Revenues for the BioTherapeutics business segment for the year ended December 31, 2016 were $0 as compared to $13,972 for the year ended December 31, 2015. The revenue for the year ended December 31, 2015 is related to work performed under our oral mucositis grant which expired in early 2015.

Income from operations for the Vaccines/BioDefense business segment for the year ended December 31, 2016 was $1,563,884 as compared to $1,263,709 for the year ended December 31, 2015. Income from operations is primarily attributable to our gross margins related to our government contracts. Loss from operations for the BioTherapeutics business segment for the year ended December 31, 2016 was $3,399,933 as compared to $4,487,988 for the year ended December 31, 2015, representing a decrease of $1,088,055 or 24%. This decreased loss is due primarily to the completion of patient enrollment in the Phase 2 clinical trial of SGX942 in patients suffering from oral mucositis associated with their CRT for head and neck cancer and offset by expenses incurred in the initiation of the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Amortization and depreciation expense for the Vaccines/BioDefense business segment for the year ended December 31, 2016 was $40,186 as compared to $39,925 for the year ended December 31, 2015. Amortization and depreciation expense for the BioTherapeutics business segment for the year ended December 31, 2016 was $41,395 as compared to $199,661 for the year ended December 31, 2015. The $158,266 decrease in amortization and depreciation expense for the BioTherapeutics segment was the result of a license agreement becoming fully amortized during the year ended December 31, 2015 and accordingly, there was no amortization expense recognized during the year ended December 31, 2016 for the license agreement.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2016, we had cash and cash equivalents of $8,772,567 as compared to $4,921,545 as of December 31, 2015, representing an increase of $3,851,022 or 78%. The increase in cash was primarily the result of net proceeds received from financing activities in 2016 of $8,840,602, primarily from a public offering of our stock and our stock purchase agreement with SciClone Pharmaceuticals, Inc. This was partially offset by cash used in operations of $4,982,421. As of December 31, 2016, we had working capital of $7,243,918 as compared to working capital of $2,179,694, which excludes a non-cash warrant liability of $2,434,101, as of December 31, 2015, representing an increase of $5,064,224 or 232%. The increase in working capital was primarily the result of the cash received from our financing activities.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park, LLC (“Lincoln Park”) and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures through at least March 31, 2018, and therefore no uncertainties exist regarding the Company’s ability to continue its operations as a going concern.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $17.3 million in active contract funding still available to support our associated research programs in 2017 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will pursue NOL sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $530,143 in proceeds from the sale of NJ NOL in 2016, we expect to participate in the program during 2017 and beyond as the program is available;
●	We plan to pursue potential partnership for our pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	We have $10.3 million available from an equity facility expiring in March 2019; and
●	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.7 million before any contract or grant reimbursements, of which $5.8 million relates to the BioTherapeutics business and $4.9 million relates to the Vaccines/BioDefense business. We anticipate contract reimbursements in the next 12 months of approximately $4.9 million to offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2016 and 2015:

	2016	2015
Research & Development Expenses
Oral BDP	$184,192	$74,543
RiVax™ & ThermoVax® Vaccines	447,993	622,908
Dusquetide (SGX942)	1,325,796	2,216,632
SGX943	1,643	10,671
SGX301	1,836,974	2,141,175
Other	499,269	333,910
Total	$4,295,867	$5,399,839

Reimbursed under Government Contracts and Grants
OrbeShield®	$3,797,178	$5,240,377
RiVax™ & ThermoVax® Vaccines	4,636,493	1,557,082
Other	-	84,745
Total	$8,433,671	$6,882,204
Grand Total	$12,729,538	$12,282,043

Contractual Obligations

We have commitments of approximately $500,000 at December 31, 2016 for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on our stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities; not to exceed 19.9% ownership of our outstanding stock.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2017	$100,000	$151,000	$251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
2021	100,000	-	100,000
Total	$500,000	$203,000	$703,000

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-24 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 17, 2017:

Name	Age	Position
Christopher J. Schaber, PhD	50	Chairman of the Board, Chief Executive Officer and President
Keith L. Brownlie, CPA	64	Director
Marco M. Brughera, DVM	61	Director
Gregg A. Lapointe, CPA	58	Director
Robert J. Rubin, MD	71	Director
Jerome B. Zeldis, MD, PhD	66	Director
Oreola Donini, PhD	45	Chief Scientific Officer and Senior Vice President
Karen Krumeich	63	Chief Financial Officer, Senior Vice President and Corporate Secretary
Richard Straube, MD	65	Chief Medical Officer and Senior Vice President

Christopher J. Schaber, PhD has over 27 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also serves on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

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

Marco M. Brughera, DVM joined the Board of Directors in October 2013. He is the Global Head Rare Disease of the Leadiant Group, a position he has held since October 2012. Dr. Brughera serves as CEO on the board of directors of Leadiant Biosciences SpA and as director on the board of directors of Leadiant Biosciences Ltd, Leadiant Biosciences, Inc., Fennec Pharmaceuticals, Inc. and Lee’s Pharmaceutical Holdings Ltd. From December 2011 through January 2014, Dr. Brughera served on the Board of Directors of Gentium S.p.A., a publicly traded biopharmaceutical company. From January 2011 through October 2012, Dr. Brughera held several other positions with the Sigma-Tau Group, including Corporate Research and Development Managing Director of Sigma-Tau I ndustrie Farmaceutiche Riuntite S.p.A., President of Sigma-Tau Research Switzerland S.A. and board member of Sigma-Tau Pharmaceuticals, Inc., and of Sigma-Tau Rare Diseases S.A. and Sigma-Tau Pharma Ltd. From 2004 to 2010, Dr. Brughera served as the Vice President of Preclinical Development at Nerviano Medical Sciences S.r.l. (“NMS Group”), a pharmaceutical oncology-focused integrated discovery and development company. He also served as the Managing Director at Accelera, S.r.l., an independent contract research organization affiliated with the NMS Group. From 1999 to 2004, Dr. Brughera held several senior level positions in the areas of discovery and development toxicology with Pharmacia Corporation and Pfizer, Inc. Prior to 1999, he held various positions at Pharmacia & Upjohn Company, Inc., and Farmitalia Carlo Erba S.p.A., an Italian pharmaceutical company. Dr. Brughera earned his degree in veterinary medicine from the University of Milan and is a European Registered Toxicologist. Dr. Brughera was selected to serve as a member our Board of Directors because of his background in the areas of drug discovery and development and his experience as an executive officer and a director in the pharmaceutical industry.

Gregg A. Lapointe, CPA, MBA has been a director since March 2009. Mr. Lapointe is currently CEO of Cerium Pharmaceuticals, Inc. and serves on the Board of Directors of SciClone Pharmaceuticals, Inc., Raptor Pharmaceuticals, Inc., ImmunoCellular Therapeutics Ltd. and the Board of Trustees of the Keck Graduate Institute of Applied Life Sciences. He has previously served on the Board of Directors of the Pharmaceuticals Research and Manufacturers of America (PhRMA) and Questcor Pharmaceuticals, Inc. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc., a private biopharmaceutical company, from September 2001 through February 2012, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to February 2012. From May, 1996 to August 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

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

Jerome B. Zeldis, MD, PhD has been a director since June 2011. Dr. Zeldis is currently Chief Medical Officer and President of Clinical Development of Sorrento Therapeutics, Inc. Previously, Dr. Zeldis was Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene Corporation, a publicly traded, fully integrated biopharmaceutical company. He was employed by Celegene from 1997 to 2016. From September 1994 to February 1997, Dr. Zeldis worked at Sandoz Research Institute and the Janssen Research Institute in both clinical research and medical development. He has been a board member of several biotechnology companies and is currently on the boards of the NJ Chapter of the Arthritis Foundation, the Castleman’s Disease Organization and PTC Therapeutics, Inc. and Alliqua, Inc. Additionally, he has served as Assistant Professor of Medicine at the Harvard Medical School (from July 1987 to September 1988), Associate Professor of Medicine at University of California, Davis from (September 1988 to September 1994), Clinical Associate Professor of Medicine at Cornell Medical School (January 1995 to December 2003) and Professor of Clinical Medicine at the Robert Wood Johnson Medical School (July 1998 to June 2010). Dr. Zeldis received a BA and an MS from Brown University, and an MD, and a PhD in Molecular Biophysics and Biochemistry from Yale University. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. Dr. Zeldis was selected to serve as a member of our Board of Directors because of his experience as an executive officer of a publicly traded biopharmaceutical company and in clinical research and medical development, and his experience in the health care industry, including his experience as an internist, gastroenterologist and professor of medicine.

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

Karen Krumeich has been with our company since June 2016 and is currently our Senior Vice President and Chief Financial Officer. Ms. Krumeich has served as Chief Financial Officer and Vice President of Finance for public and private emerging-growth, start-up and national companies in various sectors of healthcare, including pharmaceuticals, medical devices and healthcare service companies. She has expertise in equity financings, both private and public, Sarbanes-Oxley compliance, acquisitions and integrations, strategic business development and operations analysis. Most recently Ms. Krumeich was the Vice President of Finance for Cerecor Inc., a clinical stage neuroscience company. At Cerecor she was involved in the company’s equity financings and was responsible for all finance and administrative functions. Prior to joining Cerecor she was a CFO Partner with Tatum, LLC, a national consulting firm, and a member of the firm’s National Healthcare Group. As a Partner with Tatum, she served as Interim Chief Financial Officer for drug development and medical device companies. Prior to joining Tatum in 2006, she was the Vice President of Finance and Chief Financial Officer of Strata Skin Sciences, Inc. (formerly Mela Sciences, Inc.), a publicly traded development-stage medical device company. At Mela Sciences, she played a key role in the company’s initial public offering and was responsible for all functional areas of finance and accounting, administration, and investor relations. As Vice President of Finance of Gran Care Pharmacy, Inc., she was responsible for the financial leadership of the pharmacy division and directed an aggressive acquisition program. Ms. Krumeich began her career with a B.S. in Pharmacy from the University of Toledo, subsequently completed an accounting major and transitioned into finance after completing the CPA exam.

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

Messrs. Brownlie and Lapointe, Dr. Brughera, Dr. Rubin, and Dr. Zeldis are independent and the Board of Directors believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of meetings of the Board of Directors, the independent directors hold executive sessions. Following an executive session of independent directors, the independent directors’ report back to the full Board of Directors regarding any specific feedback or issues, provide the Chairman with input regarding agenda items for Board of Directors and Committee meetings, and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. The Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

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

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2016, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

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
Keith L. Brownlie, CPA
Marco M. Brughera, DVM
Gregg A. Lapointe, CPA
Robert J. Rubin, MD
Jerome B. Zeldis, MD, PhD

– Committee Chair

– Member

Audit Committee

Our Board of Directors has an Audit Committee, which is comprised of Mr. Brownlie (Chair), Mr. Lapointe and Dr. Rubin. The Audit Committee assists our Board of Directors in monitoring the financial reporting process, the internal control structure and the independent registered public accountants. Its primary duties are to serve as an independent and objective party to monitor the financial reporting process and internal control system, to review and appraise the audit effort of the independent registered public accountants and to provide an open avenue of communication among the independent registered public accountants, financial and senior management, and our Board of Directors. Our Board of Directors has determined that Mr. Brownlie, Mr. Lapointe and Dr. Rubin are “independent” directors, within the meaning of applicable listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and the Exchange Act and the rules and regulations thereunder. Our Board of Directors has also determined that the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee and that Mr. Brownlie qualifies as an “audit committee financial expert” as that term is defined in the applicable regulations of the Exchange Act.

Compensation Committee

Our Board of Directors has a Compensation Committee, which is comprised of Dr. Rubin (Chair), Dr. Brughera and Dr. Zeldis. The Compensation Committee is responsible for reviewing and approving the executive compensation program, assessing executive performance, setting salary, making grants of annual incentive compensation and approving certain employment agreements. Our Board of Directors has determined that Dr. Brughera, Dr. Rubin, and Dr. Zeldis are “independent” directors within the meaning of applicable listing standards of Nasdaq and the Exchange Act and the rules and regulations thereunder.

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

Item 11. Executive Compensation

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2016 to our Chief Executive Officer and each of the two other most highly compensated executive officers during 2016 (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J.	CEO &	2016	$434,969	$121,792		$41,511	$598,272
Schaber[1]	President	2015	$424,360	$101,846	$158,200	$36,201	$720,607

Karen	CFO &	2016	$120,250	$23,976	$74,000	$7,849	$226,075
Krumeich[2]	Senior VP	2015	-	-	-	-	-

Richard C.	CMO &	2016	$316,725	$68,413		$27,919	$413,057
Straube[3]	Senior VP	2015	$309,000	$58,401	$79,100	$25,656	$472,157

Joseph M.	Former VP &	2016	$151,236			$20,472	$171,708
Warusz[4]	Acting CFO	2015	$196,730	$38,362	$62,150	$24,676	$321,918

[1]	Dr. Schaber’s 2016 bonus payment of $121,792 was deferred until April 1, 2017. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

[2]	On June 16, 2016 Ms. Krumeich was appointed Senior Vice President and Chief Financial Officer. Ms. Krumeich deferred the payment of her 2016 bonus of $23,976 until January 15, 2017. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

[3]	Dr. Straube deferred the payment of his 2016 bonus of $68,413 until January 15, 2017. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

[4]	Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company. Other compensation represents health insurance costs paid by the Company. On June 30, 2016, Mr. Warusz retired from the Company.

Employment and Severance Agreements

In August 2006, we entered into a three-year employment agreement with Christopher J. Schaber, PhD. Pursuant to this employment agreement we agreed to pay Dr. Schaber a base salary of $300,000 per year and a minimum annual bonus of $100,000. Dr. Schaber’s employment agreement automatically renews every three years, unless otherwise terminated, and was automatically renewed in December 2007, December 2010, December 2013 and December 2016 for an additional term of three years. We agreed to issue him options to purchase 12,500 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Schaber nine months of severance, as well as any accrued bonuses, accrued vacation, and we would provide health insurance and life insurance benefits for Dr. Schaber and his dependents. No unvested options shall vest beyond the termination date. Dr. Schaber’s monetary compensation (base salary of $300,000 and bonus of $100,000) remained unchanged from 2006 with the 2007 renewal. Upon a change in control of the Company due to merger or acquisition, all of Dr. Schaber’s options shall become fully vested, and be exercisable for a period of five years after such change in control (unless they would have expired sooner pursuant to their terms). In the event of his death during the term of the agreement, all of his unvested options shall immediately vest and remain exercisable for the remainder of their term and become the property of Dr. Schaber’s immediate family.

In February 2007, our Board of Directors authorized the issuance of 5,000 shares to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from the Company and/or our stockholders to a third party. The amended agreement with Dr. Schaber includes our obligation to issue such shares to him if such event occurs.

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 4, 2014, the Compensation Committee approved an increase in salary for Dr. Schaber to $424,360. On December 10, 2015, the Compensation Committee approved an increase in salary for Dr. Schaber to $434,969. On December 14, 2016, the Compensation Committee approved an increase in salary for Dr. Schaber to $443,668.

In May 2011, we entered into a one-year employment agreement with Mr. Joseph M. Warusz, our Acting Chief Financial Officer, Vice President Finance and Chief Accounting Officer. Pursuant to the agreement, we have agreed to pay Mr. Warusz $175,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 4,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Mr. Warusz’s employment agreement automatically renews each year, unless otherwise terminated, and was automatically renewed each year since execution, until Mr. Warusz retired from the Company effective June 30, 2016. In connection with his retirement, we agreed to provide Mr. Warusz three months of salary and three months of health insurance benefits and to accelerate the vesting and extend the exercise period of certain options. On December 4, 2014, the Compensation Committee approved an increase in salary for Mr. Warusz to $196,730. On December 10, 2015, the Compensation Committee approved an increase in salary for Mr. Warusz to $201,648. On June 30, 2016, Mr. Warusz retired from the Company. As defined in the employment agreement, we paid Mr. Warusz three months of severance, vacation, as well as insurance benefits to the term of his severance.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we have agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 10,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Dr. Straube’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Straube’s employment agreement, we would pay Dr. Straube three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 4, 2014, the Compensation Committee approved an increase in salary for Dr. Straube to $309,000. On December 10, 2015, the Compensation Committee approved an increase in salary for Dr. Straube to $316,725. On December 14, 2016, the Compensation Committee approved an increase in salary for Dr. Straube to $323,060.

On June 16, 2016, we entered into a one-year employment agreement with Karen Krumeich, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we have agreed to pay Ms. Krumeich $222,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue her options to purchase 10,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Ms. Krumeich’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Ms. Krumeich’s employment agreement, we would pay Ms. Krumeich three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 14, 2016, the Compensation Committee approved an increase in salary for Ms. Krumeich to $226,440.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2016, as adjusted for the reverse stock split of one-for-ten effective October 7, 2016. We have never issued Stock Appreciation Rights.

Name	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Christopher J. Schaber	2,500	-	-	$54.00	8/9/2017
	4,500	-	-	$94.00	8/9/2017
	14,000	-	-	$12.00	12/17/2018
	11,000	-	-	$46.40	6/30/2020
	11,219	-	-	$6.40	11/30/2021
	13,000	-	-	$6.80	12/04/2022
	10,000	-	-	$20.10	12/04/2023
	7,500	2,500	2,500	$15.00	12/04/2024
	7,000	7,000	7,000	$11.30	12/30/2025

Richard C. Straube	9,375	625	625	$20.10	1/06/2024
	3,754	1,246	1,246	$15.00	12/04/2024
	3,502	3,498	3,498	$11.30	12/30/2025

Joseph M. Warusz[1]	4,000	-	-	$6.40	5/30/2021
	2,531	-	-	$6.80	11/30/2021
	5,500	-	-	$20.10	12/04/2022
	4,500	-	-	$15.00	12/04/2023
	4,500	-	-	$11.30	12/04/2024
	5,500	-	-	$6.40	12/30/2025

Karen Krumeich	3,750	6,250	6,250	$7.40	6/15/2016

1 On June 30, 2016, Mr. Warusz retired from the Company and all unvested options immediately vested.

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2016.

Name	Fees Earned Paid in Cash[1]	Option Awards[2]	Total
Keith L .Brownlie	$55,500	$30,000	$85,000
Marco M. Brughera	$40,000	$30,000	$70,000
Gregg A. Lapointe	$47,500	$30,000	$77,500
Robert J. Rubin	$52,500	$30,000	$82,500
Jerome B. Zeldis	$50,000	$30,000	$80,000

[1]	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees will be paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.

[2]	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 1,500 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of the Company’s stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 17, 2017, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
Randall J. Kirk (1)	686,783	12.00%
NRM VII Holdings I, LLC (1)	583,334	10.19%
SciClone Pharmaceuticals, Inc (2)	352,942	6.45%
Paolo Cavazza (3)	337,998	6.13%
Sigma-Tau Pharmaceuticals, Inc (3)	306,847	5.57%
Christopher J. Schaber (4)	127,566	2.29%
Keith L. Brownlie (5)	15,061	*
Marco M. Brughera (6)	12,399	*
Gregg A. Lapointe (7)	18,691	*
Robert J. Rubin (8)	21,777	*
Jerome B. Zeldis (9)	16,144	*
Richard Straube (10)	18,007	*
Oreola Donini (11)	17,382	*
Karen Krumeich (12)	5,675	*
All directors and executive officers as a group (9 persons)	252,702	4.45%

(1)	On June 26, 2013, Randal J. Kirk, on his own behalf and on behalf of Third Security, LLC, NRM VII Holdings I, LLC and Intrexon, filed Amendment No. 1 to Schedule 13D with the Securities and Exchange Commission (the “SEC”), which amends the Schedule 13D filed May 9, 2013 with the SEC (as amended, “Schedule 13D”). The Schedule 13D states that Mr. Kirk is Senior Managing Director of, and controls, Third Security, LLC, which is the Manager of an affiliate that manages NRM VII Holdings I, LLC, and that Mr. Kirk serves as the Chairman and Chief Executive Officer of Intrexon. The Schedule 13D indicates that (a) Mr. Kirk, Third Security, LLC and NRM VII Holdings I, LLC have sole voting and dispositive power with respect to 333,333 shares of Common Stock and warrants to purchase 250,000 shares of Common Stock exercisable within 60 days of March 17, 2017 held by NRM VII Holdings I, LLC, and (b) Mr. Kirk and Intrexon have shared voting and dispositive power with respect to 103,449 shares of Common Stock held by Intrexon Corporation. The address of the principal business office of Mr. Kirk is 2875 South Ocean Boulevard, Suite 214, Palm Beach, Florida 33480. The address of the principal business office of NRM VII Holdings I, LLC is c/o Third Security, LLC, 1881 Grove Avenue, Redford, Virginia 24141. The address of the principal business office of Intrexon Corporation is 20358 Seneca Meadows Parkway, Germantown, Maryland 20876.

(2)	On September 19, 2016, SciClone Pharmaceuticals, Inc., filed a Schedule 13G with the SEC (the “Schedule 13G”). The Schedule 13G indicates that SciClone Pharmaceuticals, Inc. has sole voting and dispositive power with respect to the 352,942 shares held by SciClone Pharmaceuticals International China Holding Ltd. SciClone Pharmaceuticals International China Holding Ltd. is an indirect wholly-owned subsidiary of SciClone Pharmaceuticals, Inc.

(3)	On May 16, 2013, Paolo Cavazza, on his own behalf and on behalf of Sigma-Tau Finanziaria S.p.A., Sigma-Tau International S.A., Sigma-Tau America S.A. and Sigma-Tau Pharmaceuticals,, filed Amendment No. 4 to Schedule 13D with the SEC, which amends the Schedule 13D filed with the SEC on February 20, 2009 as amended by Amendment No. 1 filed with the SEC on October 2, 2009, Amendment No. 2 filed with the SEC on June 28, 2010 and Amendment No. 3 filed with the SEC on January 2, 2013 (the “Schedule 13D”). The Schedule 13D indicates that (a) Mr. Cavazza has sole voting and dispositive power with respect to (i) 5,954 shares held by Mr. Paolo Cavazza and (ii) 16,415 shares of common stock and warrants to purchase 8,781 shares held by SINAF SA, and (b) Mr. Cavazza, Sigma-Tau Finanziaria S.p.A., Sigma-Tau International S.A., Sigma-Tau America S.A. and Sigma-Tau Pharmaceuticals, Inc. have shared voting and dispositive power with respect to 271,140 shares of common stock and warrants to purchase 35,707 shares of common stock exercisable within 60 days of the date of March 17, 2017 held by Sigma-Tau Pharmaceuticals, Inc. Sigma-Tau Pharmaceuticals, Inc. is a direct wholly-owned subsidiary of Sigma-Tau America S.A., which is a direct wholly-owned subsidiary of Sigma-Tau International S.A., which is a direct wholly-owned subsidiary of Sigma-Tau Finanziaria S.p.A. Mr. Paolo Cavazza directly and indirectly owns 38% of Sigma-Tau Finanziaria S.p.A. SINAF SA is an indirect wholly owned subsidiary of Aptafin S.p.A., which is owned by Mr. Paolo Cavazza and members of his family. Mr. Paolo Cavazza’s address is Via Tesserte, 10, Lugano, Switzerland. The business address of Sigma-Tau Finanziaria S.p.A. is Via Sudafrica, 20, Rome, Italy 00144. The business address of Sigma-Tau Pharmaceuticals, Inc. is 9841 Washingtonian Boulevard, Suite 500, Gaithersburg, Maryland 20878.

(4)	Includes 25,095 shares of common stock owned by Dr. Schaber, options to purchase 82,220 shares of common stock exercisable within 60 days of March 17, 2017, and warrants to purchase 20,251 shares of common stock exercisable within 60 days of March 17, 2017. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540

(5)	Includes 5,000 shares of common stock and options to purchase 10,061 shares of common stock exercisable within 60 days of the March 17, 2017. The address of Mr. Brownlie is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(6)	Includes 2,750 shares of common stock, options to purchase 7,149 shares of common stock exercisable within 60 days of March 17, 2017, and warrants to purchase 2,500 shares of common stock exercisable within 60 days of March 17, 2017. The address of Dr. Brughera is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(7)	Includes 7,379 shares of common stock and options to purchase 11,312 shares of common stock exercisable within 60 days of March 17, 2017. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(8)	Includes 4,385 shares of common stock, options to purchase 13,436 shares of common stock exercisable within 60 days of March 17, 2017, and warrants to purchase 3,956 shares of common stock exercisable within 60 days of March 17, 2017. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(9)	Includes 6,917 shares of common stock and options to purchase 9,227 shares of common stock exercisable within 60 days of March 17, 2017. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(10)	Includes options to purchase 18,007 shares of common stock exercisable within 60 days of March 17, 2017. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(11)	Includes options to purchase 12,382 shares of common stock owned by Dr. Donini exercisable within 60 days of March 17, 2017 and warrants to purchase 5,000 shares of common stock exercisable within 60 days of March 17, 2017. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

(12)	Includes 1,300 shares of common stock and options to purchase 4,375 shares of common stock owned by Ms. Krumeich exercisable within 60 days of the date of March 17, 2017. The address of Ms. Krumeich is c/o Soligenix, 29 Emmons Drive, Suite C-10, Princeton, New Jersey 08540.

* Indicates less than 1%.

** Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 17, 2017 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 5,472,532 shares of common stock outstanding as of March 17, 2017.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. In September 2013, our stockholders approved an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 125,000 shares, bringing the total shares reserved for issuance under the plan to 300,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, which was approved by stockholders on June 18, 2015. A maximum of 300,000 shares of our common stock are available for issuance under the 2015 Equity Incentive Plan. The following table provides information, as of December 31, 2016 with respect to options outstanding under our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. All share numbers in this paragraph and in the following table have been adjusted for the one-for-ten reverse stock split effective October 7, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	330,605	$17.07	185,769
Equity compensation plans not approved by security holders	-	-	-
Total	330,605	$17.07	185,769

[1]	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Our audit committee is responsible for the review, approval and ratification of related party transactions. The audit committee reviews these transactions under our Code of Ethics, which governs conflicts of interests, among other matters, and is applicable to our employees, officers and directors.

We are party to a common stock purchase agreement with Sigma-Tau Pharmaceuticals, Inc. (“Sigma-Tau Pharmaceuticals”), a corporation of which Paolo Cavazza, who beneficially owns 5% or more of the shares of our outstanding common stock, indirectly owns 37.2%. The agreement provides that Sigma-Tau Pharmaceuticals has the right to require that we register its shares under the Securities Act of 1933 (the “Securities Act”) for sale to the public, on not more than one occasion during any twelve-month rolling period, and not more than two occasions in the aggregate. We must pay all expenses incurred in connection with the exercise of these demand registration rights. Additionally, the agreement required us to use our best efforts to secure the election of a Sigma-Tau Pharmaceuticals’ designee to our Board of Directors as long as Sigma-Tau Pharmaceuticals beneficially owned at least 10% of our issued and outstanding shares of common stock. As of the date of this filing, Sigma-Tau Pharmaceuticals beneficially owned 5.57% of our outstanding common stock, and our obligation with respect to the election of a Sigma-Tau Pharmaceuticals designee to our Board of Directors has expired.

In addition, Sigma-Tau Pharmaceuticals has piggyback registration rights, which means that they have the right to include their shares in any registration that we effect under the Securities Act, subject to specified exceptions. We must pay all expenses incurred in connection with these piggyback registration rights.

We are party to a stock issuance agreement with Intrexon Corporation (“Intrexon”), a corporation of which Randall J. Kirk, who beneficially owns 5% or more of the shares of our outstanding common stock, serves as the Chairman and Chief Executive Officer. Under the agreement, Intrexon has piggyback registration rights, which means that it has the right to include its shares in any registration that we effect under the Securities Act, subject to specified exceptions. We must pay all expenses, except any broker or similar commissions, incurred in connection with these piggyback registration rights.

We are party to a common stock purchase agreement with SciClone Pharmaceuticals, Inc. (“SciClone”), which beneficially owns 5% or more of the shares of our outstanding common stock. Under the agreement, SciClone has demand registration rights, which means that SciClone has the right to require that we register its shares under the Securities Act for sale to the public, on not more than one occasion, subject to specified exceptions. We must pay all expenses incurred in connection with the exercise of these demand registration rights.

We are unable to estimate the dollar value of the registration rights to the holders of these rights. The amount of reimbursable expenses under the agreements depends on a number of variables, including whether registration rights are exercised incident to a primary offering by us, the form on which we are eligible to register such a transaction, and whether we have a shelf registration in place at the time of a future offering.

In our June 2013 public offering, we issued warrants that contained provisions protecting holders from a decline in the issue price of our common stock (or “down-round” provision) and contained net settlement provisions. As a result, we accounted for these warrants as liabilities instead of equity instruments. During November 2016, we entered into amendments with the holders of those warrants pursuant to which we agreed to reduce the exercise price (after giving effect to the one-for-ten reverse stock split effective October 7, 2016) from $5.10 per share to $0.80 per share and permit those warrants to be exercised on a “cashless exercise” basis, and we eliminated the “down round” provision of those warrants not immediately exercised. As a result of the amendments, the warrant liability was remeasured as of the date of the modification, which resulted in an approximate $1,541,000 decrease in the carrying value of the warrant liability, which was recognized in the statement of operations for the year ended December 31, 2016. The warrant liability related to the warrants not immediately exercised was then reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments. Of the 303,694 shares of common stock that remained issuable upon the exercise of such warrants as of September 30, 2016, warrants to purchase a total of 250,000 shares were held by NRM VII Holdings I, LLC, an entity the manager of which is indirectly controlled by Mr. Kirk.

Other than as described above, the employment agreements and compensation paid to our directors, we did not engage in any transactions with related parties since January 1, 2016. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation”.

Director Independence

The Board of Directors has determined that Messrs. Brownlie and Lapointe, Dr. Brughera, Dr. Rubin, and Dr. Zeldis are “independent” as such term is defined by the applicable listing standards of Nasdaq. Our Board of Directors based this determination primarily on a review of the responses of the Directors to questionnaires regarding their employment, affiliations and family and other relationships.

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2016 by EisnerAmper LLP.

	2016	2015
Audit fees	$237,563	$167,365
Tax fees	9,660	10,000
Other fees	-	27,500

Total	$247,223	$204,865

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during each of the two years. Other services include billing for an IT security assessment project that commenced during the year ended December 31, 2015.

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

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated May 10, 2006 by and among the Company, Corporate Technology Development, Inc., Enteron Pharmaceuticals, Inc. and CTD Acquisition, Inc. (incorporated by reference to Exhibit 2.1 included in our Registration Statement on Form SB-2 (File No. 333-133975) filed on May 10, 2006).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2012).

3.2	By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003).

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2016).

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on October 7, 2016).

4.2	Form of Right Certificate (incorporated by reference to Exhibit 4.2 included in our current report on Form 8-K filed on June 22, 2007).

4.3	Form of Warrant issued to each investor in the January 2009 private placement (incorporated by reference to Exhibit 4.18 included in our Registration Statement on Form S-1 (File No. 333-149239) filed on February 14, 2008).

4.4	Form of Warrant issued to each investor in the September 2009 private placement (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on September 29, 2009).

4.5	Warrant dated April 19, 2010, issued to Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 4.10 included in our Post-Effective Amendment to Registration Statement on Form S-1 filed on April 20, 2010).

4.6	Form of Common Stock Purchase Warrant issued to each investor in the June 2010 private placement (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on June 18, 2010).

4.7	Warrant dated December 20, 2012 and issued to Sigma-Tau to purchase 35,707 shares of the Company’s common stock (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on December 27, 2012).

4.8	Warrant dated December 20, 2012 and issued to SINAF S.A. to purchase 8,781 shares of the Company’s common stock (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on December 27, 2012).

4.9	Warrant dated December 20, 2012 and issued to McDonald to purchase 28,000 shares of the Company’s common stock (incorporated by reference to Exhibit 10.6 of our current report on Form 8-K filed on December 27, 2012).

4.10	Form of Common Stock Purchase Warrant issued to each investor in the June 2013 registered public offering (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on June 24, 2013).

4.11	Form of Warrant issued to Maxim Group LLC (incorporated by reference to Exhibit 10.4 included in our current report on Form 8-K filed on June 24, 2013).

4.12	Form of Warrant to Purchase Common Stock issued to each investor in the December 2014 registered public offering (incorporated by reference to Exhibit 4.12 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

4.13	Form of Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.13 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

4.14	Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on December 16, 2016).

4.15	Representative’s Warrant (incorporated by reference to Exhibit 4.15 included in our Registration Statement on Form S-1 (File No. 333-214038) filed on November 14, 2016).

10.1	License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

10.2	License Agreement between the Company and Thomas Jefferson University (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.3	License Agreement between the Company and the University of Texas Medical Branch (incorporated by reference to Exhibit 10.10 included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2004).

10.4	Consulting Agreement between the Company and Lance Simpson of Thomas Jefferson University. (incorporated by reference to Exhibit 10.43 included in our Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 2002).

10.5	2005 Equity Incentive Plan, as amended on September 25, 2013 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 30, 2013). **

10.6	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).

10.7	Letter of Intent dated January 3, 2007 by and between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 4, 2007).

10.8	Employment Agreement dated December 27, 2007, between Christopher J. Schaber, PhD and the Company (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). **

10.9	Exclusive License Agreement dated November 24, 1998, between Enteron Pharmaceuticals, Inc. and George B. McDonald, MD and amendments (incorporated by reference to Exhibit 10.42 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009).

10.10	Collaboration and Supply Agreement dated February 11, 2009, between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.43 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009). †

10.11	Employment Agreement dated as of May 31, 2011, between Joseph M. Warusz and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 31, 2011).**

10.12	First Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).**

10.13	Amendment to the Collaboration and Supply Agreement dated July 26, 2011, between Sigma-Tau Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 28, 2011).

10.14	Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and the Company (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

10.15	Amendment No. 2 to the Collaboration and Supply Agreement between the Company, Enteron and Sigma-Tau dated as of December 20, 2012 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 27, 2012). †

10.16	Amendment to Exclusive License Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on December 27, 2012).

10.17	Amendment to Consulting Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on December 27, 2012).

10.18	Contract HHSO100201300023C dated September 18, 2013 between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.19	Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.20	Purchase Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on November 21, 2013).

10.21	Registration Rights Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on November 21, 2013)

10.22	Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014). **

10.23	Asset Purchase Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-k filed on September 5, 2014). †

10.24	Registration Rights Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-k filed on September 5, 2014).

10.25	Contract HHSN272201400039C dated September 17, 2014 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-k filed on September 23, 2014). †

10.26	Lease Agreement dated November 21, 2014, between the Company and CPP II, LLC (incorporated by reference to Exhibit 10.31 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.27	2015 Equity Incentive Plan, as amended on June 9, 2015 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 19, 2015).

10.28	Form of Equity Purchase Agreement dated as of July 29, 2015 between the Company and Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 31, 2015).

10.29	Form of Registration Rights Agreement dated as of July 29, 2015 between the Company and Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 31, 2015).

10.30	Form of Promissory Note dated as of July 29, 2015 made by the Company in favor of Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on July 31, 2015).

10.31	Purchase Agreement dated as of March 22, 2016 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.32	Registration Rights Agreement dated as of March 22, 2016 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.31 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.33	Employment Agreement dated as of June 16, 2016 between the Company and Karen R. Krumeich (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 22, 2016).

10.34	Common Stock Purchase Agreement dated September 9, 2016 between Soligenix, Inc. and SciClone Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 12, 2016).

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* ** †	Filed herewith. Indicates management contract or compensatory plan. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 27, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive Officer and President	March 27, 2017
Christopher J. Schaber, PhD	(principal executive officer)

/s/ Keith L. Brownlie	Director	March 27, 2017
Keith L. Brownlie, CPA

/s/ Marco M. Brughera	Director	March 27, 2017
Marco M. Brughera, DVM

/s/ Gregg A. Lapointe	Director	March 27, 2017
Gregg A. Lapointe, CPA

/s/ Robert J. Rubin	Director	March 27, 2017
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 27, 2017
Jerome B. Zeldis, MD, PhD

/s/ Karen Krumeich	Chief Financial Officer, Senior Vice President, and Corporate Secretary	March 27, 2017
Karen Krumeich	(principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,772,567	$4,921,545
Contracts and grants receivable	1,206,777	1,985,212
Prepaid expenses	134,431	244,267
Total current assets	10,113,775	7,151,024
Office furniture and equipment, net	26,702	47,366
Intangible assets, net	126,628	188,732
Total assets	$10,267,105	$7,387,122

Liabilities and shareholders’ equity (deficiency)
Current liabilities:
Accounts payable	$1,708,091	$2,869,392
Accrued expenses	806,118	1,510,544
Notes payable	-	292,719
Warrant liability	-	2,434,101
Accrued compensation	355,648	298,675
Total current liabilities	2,869,857	7,405,431
Commitments and contingencies
Shareholders’ equity (deficiency):
Preferred stock: 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares and 5,000,000 shares authorized at December 31, 2016 and 2015, respectively; 5,470,032 and 3,126,952 shares issued and outstanding in 2016 and 2015, respectively	5,470	3,127
Additional paid-in capital(1)	157,514,740	146,856,143
Accumulated deficit	(150,122,962)	(146,877,579)
Total shareholders’ equity (deficiency)	7,397,248	(18,309)
Total liabilities and shareholders’ equity (deficiency)	$10,267,105	$7,387,122

(1)	Adjusted to reflect the reverse stock split of one-for-ten effective October 7, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2016	2015
Revenues:
Contract revenue	$10,448,794	$8,641,348
Grant revenue	-	127,042
Total revenues	10,448,794	8,768,390
Cost of revenues	(8,433,671)	(6,882,204)
Gross profit	2,015,123	1,886,186
Operating expenses:
Research and development	4,295,867	5,399,839
General and administrative	3,428,838	3,596,623
Total operating expenses	7,724,705	8,996,462
Loss from operations	(5,709,582)	(7,110,276)
Other income (expense):
Change in fair value of warrant liability	1,541,241	(1,201,870)
Gain on settlement of liability	390,599	-
Interest income (expense)	2,216	(8,017)
Total other income (expense)	1,934,056	(1,209,887)
Net loss before income taxes	(3,775,526)	(8,320,163)
Income tax benefit	530,143	488,933
Net loss	$(3,245,383)	(7,831,230)
Basic net loss per share(1)	$(0.93)	$(3.00)
Diluted net loss per share(1)	$(1.34)	$(3.00)
Basic weighted average common shares outstanding(1)	3,481,460	2,606,577
Diluted weighted average common shares outstanding(1)	3,583,587	2,606,577

(1)	Adjusted to reflect the reverse stock split of one-for-ten effective October 7, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid–In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2014	2,393,657	$2,394	$138,890,066	$(139,046,349)	$(153,889)
Issuance of common stock pursuant to Lincoln Park Equity line	84,135	84	1,339,093	-	1,339,177
Issuance of common stock pursuant to Equity Line Purchase Agreement	454,577	455	2,499,545	-	2,500,000
Stock issuance costs associated with Equity Line Purchase Agreement	-	-	(453,162)	-	(453,162)
Issuance of common stock to vendors	16,628	16	232,196	-	232,212
Issuance of shares from exercise of stock options	3,312	3	19,247	-	19,250
Issuance of shares for exercise of warrants	174,643	175	1,117,346	-	1,117,521
Reclassification of warrant liability upon partial exercise of warrants issued in unit offering	-	-	2,557,331	-	2,557,331
Share-based compensation expense	-	-	654,481	-	654,481
Net loss	-	-	-	(7,831,230)	(7,831,230)
Balance, December 31, 2015	3,126,952	$3,127	$146,856,143	$(146,877,579)	$(18,309)
Issuance of common stock and warrants in public offering	1,670,000	1,670	5,277,270	-	5,278,940
Stock issuance costs associated with public offering	-	-	(809,277)	-	(809,277)
Issuance of common stock pursuant to Lincoln Park Equity Line	277,135	277	1,712,043	-	1,712,320
Cost associated with Lincoln Park Equity Line	-	-	(41,381)	-	(41,381)
Issuance of common stock in reverse stock split	1,525	1	-	-	1
Issuance of common stock to SciClone	352,942	353	2,999,647	-	3,000,000
Cashless exercise of warrants and reclassification of warrant liability to equity	33,978	34	892,826	-	892,860
Issuance of common stock to vendors	7,500	8	52,492	-	52,500
Share-based compensation expense	-	-	574,977	-	574,977
Net loss	-	-	-	(3,245,383)	(3,245,383)
Balance, December 31, 2016	5,470,032	$5,470	$157,514,740	$(150,122,962)	$7,397,248

Adjusted to reflect the reverse stock split of one-for-ten effective October 7, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2016	2015
Operating activities:
Net loss	$(3,245,383)	$(7,831,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	89,928	247,458
Amortization of discount on debt	7,281	10,648
Share-based compensation	574,977	654,481
Gain on settlement of liability	(390,599)	-
Issuance of common stock for services	52,500	232,212
Change in fair value of warrant liability	(1,541,241)	1,201,870
Change in operating assets and liabilities:
Contracts and grants receivable	778,435	(1,190,445)
Prepaid expenses	109,836	(71,339)
Accounts payable and accrued expenses	(1,475,128)	1,376,391
Accrued compensation	56,973	(16,354)
Total adjustments	(1,737,038)	2,444,922
Net cash used in operating activities	(4,982,421)	(5,386,308)

Investing activities:
Purchases of office furniture and equipment	(7,159)	(22,098)
Net cash used in investing activities	(7,159)	(22,098)

Financing activities:
Proceeds from issuance of common stock and warrants from public offering	5,278,940	-
Stock issuance costs associated with public offering	(809,277)	-
Proceeds from issuance of common stock pursuant to the equity lines	1,712,320	3,839,177
Stock issuance cost associated with equity lines	(41,381)	(171,091)
Repayment of notes payable	(300,000)	-
Proceeds from issuance of common stock to SciClone	3,000,000	-
Proceeds from exercise of options and warrants	-	1,136,771
Net cash provided by financing activities	8,840,602	4,804,857

Net increase (decrease) in cash and cash equivalents	3,851,022	(603,549)
Cash and cash equivalents at beginning of period	4,921,545	5,525,094
Cash and cash equivalents at end of period	$8,772,567	$4,921,545
Supplemental disclosure of non cash financing activities:
Reclassification of warrant liability to additional paid-in capital	$892,860	$2,557,331
Notes payable issued in connection with Equity Purchase Agreement	$-	$282,071
Supplemental information:
Cash paid for state income taxes	$5,030	$7,542

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

The Company’s BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible florescent light for the treatment of cutaneous T-cell lymphoma (“CTCL”), its first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax™, its ricin toxin vaccine candidate, OrbeShield®, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a melioidosis therapeutic candidate. The development of the vaccine program is currently supported by the heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax™ to protect against exposure to ricin toxin. We had advanced the development of OrbeShield® for the treatment of GI ARS with funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID. We will continue to pursue additional government funding support.

The Company generates revenues under government grants primarily from the National Institutes of Health (the “NIH”) and government contracts from BARDA and NIAID. The NIAID contract will be completed during the first quarter of 2017 along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period. We will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2016, the Company had an accumulated deficit of $150,122,962. During the year ended December 31, 2016, the Company incurred a loss of $3,245,383 and used $4,982,421 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, management believes that it will have sufficient capital to meet the anticipated cash needs for working capital and capital expenditures through at least March 31, 2018. Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park, LLC (“Lincoln Park”) and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the issuance of this report.

As of December 31, 2016, the Company had cash and cash equivalents of $8,772,567 as compared to $4,921,545 as of December 31, 2015, representing an increase of $3,851,022 or 78%. The increase in cash was primarily the result of net proceeds received from financing activities of $8,840,602, primarily from a public offering of the Company’s stock and the Company’s stock purchase agreement with SciClone Pharmaceuticals, Inc. This was partially offset by cash used in operations of $4,982,421. As of December 31, 2016, the Company had working capital of $7,243,918 as compared to working capital of $2,179,694, which excludes a non-cash warrant liability of $2,434,101, as of December 31, 2015, representing an increase of $5,064,224 or 232%. The increase in working capital was primarily the result of the increase in cash received from our financing activities.

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Obtain agreement from the FDA on a pivotal Phase 3 protocol of SGX942 for the treatment of oral mucositis in head and neck cancer patients and initiate the trial;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue development of RiVax™ in combination with the Company’s ThermoVax® technology, to develop new heat stable vaccines in biodefense with NIAID support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to the following:

●	The Company has up to $17.3 million in active government contract and grant funding still available to support its associated research programs through 2017 and beyond provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $530,143 in proceeds from the sale from NJ NOL in 2016, the Company expects to participate in the program during 2017 and beyond as long as the program is available;
●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	The Company has $10.3 million available from an equity facility expiring in March 2019; and
●	The Company may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company evaluates additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Contracts and Grants Receivable

Contracts and grants receivable consist of amounts due from various grants from the NIH and contracts from BARDA and NIAID, an institute of NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the years ended December 31, 2016 or 2015.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the years ended December 31, 2016 and 2015.

Impairment of Long-Lived Assets

Office furniture and equipment and intangible assets with finite lives are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgment.

The Company did not record any impairment of long-lived assets for the years ended December 31, 2016 or 2015.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, accounts payable, accrued expenses, notes payable and accrued compensation approximate their fair value based on the short-term maturity of these instruments. The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the Company’s June 2013 registered public offering were accounted for as derivatives. See Note 5, Warrant Liability.

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

Accounting for Warrants

The Company considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. The Company evaluated the provisions and determined the warrants issued in connection with the Company’s June 2013 registered public offering contains provisions that protect holders from a decline in the issue price of the Company’s common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants were recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. During November 2016, the Company entered into amendments with the holders of those warrants pursuant to which the Company agreed to reduce the exercise price (after giving effect to the one-for-ten reverse stock split effective October 7, 2016) from $5.10 per share to $0.80 per share and permit those warrants to be exercised on a “cashless exercise” basis, and the Company eliminated the “down-round” provision of those warrants not immediately exercised. As a result of the amendments, the fair value of the warrant liability was remeasured for the year ended December 31, 2016 and the change in fair value was recognized in the statement of operations. The warrant liability related to the warrants not immediately exercised was then reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments. All other warrants that have been issued by the Company were indexed to the Company’s stock and therefore are accounted for as equity instruments for 2016 and 2015.

Share-Based Compensation

Stock options are issued with an exercise price equal to the market price on the date of grant. Stock options issued to directors upon re-election vest quarterly for a period of one year (new director issuances are fully vested upon issuance). Stock options issued to employees generally vest 25% on the grant date, then 25% each subsequent year for a period of three years. These options have a ten year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position, the options will expire within three months, unless otherwise extended by the Board.

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

For the year ended December 31, 2016, the Company issued 66,875 stock options at a weighted average exercise price of $5.30 per share. The fair value of options issued during the years ended December 31, 2016 and 2015 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 84% - 121% for 2016 and 121% - 141% for 2015;
●	forfeitures at a rate of 12%; and
●	risk-free interest rates ranging from 0.96% to 1.70% and 0.98% to 1.53% for 2016 and 2015, respectively.

The fair value of each option grant made during 2016 and 2015 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2016 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2016 and 2015. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2016 and 2015.

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

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
Numerator:
Net loss for basic earnings per share	$(3,245,383)	$(7,831,230)
Less change in fair value of warrant liability	1,541,241	-
Net loss for diluted earnings per share	$(4,786,624)	$(7,831,230)
Denominator:
Weighted-average basic common shares outstanding	3,481,460	2,606,577
Assumed conversion of dilutive securities:
Common stock purchase warrants	102,127	-
Denominator for diluted earnings per share – adjusted weighted-average shares	3,583,587	2,606,577
Basic net loss per share	($0.93)	($3.00)
Diluted net loss per share	($1.34)	($3.00)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
Common stock purchase warrants	2,853,575	492,612
Stock options	330,605	276,861
Total	3,184,180	769,473

The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2016 were $17.07 and $4.13 per share, respectively.

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

Recently Issued Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU are intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, this ASU provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company adopted the new standard effective December 31, 2016, and the adoption of the standard did not have an impact on the Company’s consolidated financial statements and disclosures.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
December 31, 2016
Licenses	$462,234	$361,044	$101,190
Patents	1,893,185	1,867,747	25,438
Total	$2,355,419	$2,228,791	$126,628
December 31, 2015
Licenses	$462,234	$333,732	$128,502
Patents	1,893,185	1,832,955	60,230
Total	$2,355,419	$2,166,687	$188,732

Amortization expense was $62,104 and $221,217 in 2016 and 2015, respectively.

Based on the balance of licenses and patents at December 31, 2016, future annual amortization expense is expected to be as follows:

Year	Amortization Expense
2017	$61,800
2018	$37,300
2019	$27,528

License fees and royalty payments are expensed annually as incurred, as the Company does not attribute any future benefits of such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	For the Years Ended December 31,
	2016	2015

Clinical trial expenses	$741,174	$1,168,021
Executive bonuses	-	275,355
Other	64,944	67,168
Total	$806,118	$1,510,544

Note 5. Notes Payable

On July 29, 2015, the Company entered into equity purchase agreements (the “Equity Line Purchase Agreements”) and registration rights agreements with certain accredited institutional investors (see Note 7). In consideration for entering into the Equity Line Purchase Agreements, the Company issued to the investors promissory notes having an aggregate principal amount of $300,000, which were recorded as stock issuance costs. The promissory notes had an issuance date present value of $282,071 and were repaid on April 15, 2016. The promissory notes did not include terms for interest, therefore the interest was imputed at 9%. Total discount amortization of $7,281 and $10,648 was recorded as interest expense for the years ended December 31, 2016 and 2015, respectively. The discount was accreted over the term of the promissory notes using the effective interest rate method.

Note 6. Warrant Liability

On June 25, 2013, the Company consummated a public offering in which the Company issued shares of common stock, together with warrants to purchase shares of common stock. These warrants contained provisions that protected holders from a decline in the issue price of the Company’s common stock (or “down-round” provision) and contained net settlement provisions. As a result, the Company accounted for these warrants as liabilities instead of equity instruments. Down-round provisions reduce the exercise or conversion price of a warrant if the Company issues equity shares for a price that is lower than the exercise or conversion price of the warrants. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or the number of shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed for fixed” option. As a result of the Company’s December 2014 registered public unit offering, the exercise price of warrants outstanding in connection with the public offering completed in June 2013 was adjusted to $6.10 per share. As a result of the Company’s December 2015 drawings on the Equity Line Purchase Agreements, the exercise price of warrants outstanding in connection with the public offering conducted in June 2013 was adjusted to $5.10 per share. The Company recognized these warrants as liabilities at their fair value on the date of grant and remeasured them to fair value on each reporting date.

The Company recognized an initial warrant liability for the warrants issued in connection with the registered public offering completed in June 2013 totaling $4,827,788, which was based on the June 25, 2013 closing price of a share of the Company’s common stock as reported on OTC Markets of $9.60. During November 2016, the Company entered into amendments with the holders of those warrants pursuant to which the Company agreed to reduce the exercise price (after giving effect to the one-for-ten reverse stock split effective October 7, 2016) from $5.10 per share to $0.80 per share and permit those warrants to be exercised on a “cashless exercise” basis, and the Company eliminated the “down round” provision of those warrants not immediately exercised. As a result of the amendments, the warrant liability was remeasured as of the date of the modification, which resulted in an approximate $1,541,000 decrease in the carrying value of the warrant liability, which was recognized in the statement of operations for the year ended December 31, 2016. The warrant liability related to the warrants not immediately exercised was then reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments. Of the 303,694 shares of common stock that remained issuable upon the exercise of such warrants as of the amendment date, warrants to purchase a total of 42,444 shares were exercised on a cashless basis and as a result 33,978 shares of common stock were issued on November 9, 2016.

The assumptions used in the valuation of the warrants issued in the June 25, 2013 financing on November 9, 2016 using the Black Scholes model and for the year ended December 31, 2015 using the binomial method, respectively, were as follows:

	November 9, 2016	December 31, 2015

Number of shares underlying the warrants	303,694	303,694
Exercise price	$0.80	$5.10
Volatility	93%	98%
Risk-free interest rate	0.81%	1.19%
Expected dividend yield	0%	0%
Expected warrant life (years)	1.63	2.48
Stock price	$3.65	$11.30

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	December 31, 2015	Decrease in Fair Value	Reclassification of warrant liability to equity in 2016	December 31, 2016
Warrant liability	$2,434,101	$(1,541,241)	$(892,860)	$0

Note 7. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2016 and December 31, 2015:

	2016	2015
Federal	$-	$-
State	(530,143)	(488,933)
Income tax benefit	$(530,143)	$(488,933)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Net operating loss carry forwards	$32,028,000	$31,216,000
Orphan drug and research and development credit carry forwards	6,374,000	4,909,000
Equity based compensation	1,943,000	1,923,000
Intangibles	1,921,000	2,090,000
Total	42,266,000	40,138,000
Valuation allowance	(42,266,000)	(40,138,000)
Net deferred tax assets	$-	$-

The Company had gross NOLs at December 31, 2016 of approximately $93,635,000 for federal tax purposes and approximately $3,233,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which will begin to expire in 2018. In addition, the Company has $6,374,000 of various tax credits which expire from 2018 to 2035. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the years ended December 31, 2016 and 2015, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $530,143 and $488,933 of income tax benefit, net of transaction costs, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Income tax loss at federal statutory rate	(34.0)%	(34.0)%
State tax benefits, plus sale of NJ NOLs, net of federal benefit	(7.9)	(4.3)
Permanent differences	10.3	15.0
Orphan drug and research and development credits	(38.8)	(16.3)
Change in valuation allowance	56.4	33.7
Income tax benefit	(14.0)%	(5.9)%

Note 8. Shareholders’ Deficiency

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2016:

●	The Company issued Lincoln Park Capital Fund, LLC (“Lincoln Park”) 277,135 shares of common stock pursuant to the equity line purchase agreement;
●	On May 31, 2016, the Company issued 5,000 shares of common stock to a vendor for partial consideration for services performed.
●	On August 29, 2016, the Company issued 2,500 shares of common stock to a vendor for partial consideration for services performed.
●	On September 9, 2016, the Company entered into a common stock purchase agreement with SciClone pursuant to which we sold 352,942 shares of the Company’s common stock to SciClone for an aggregate price of $3,000,000.
●	In November 2016, warrants to purchase a total of 42,444 shares were exercised on a cashless basis and as a result 33,978 shares of common stock were issued.
●	On December 16, 2016, 1,670,000 shares of the Company’s common stock and warrants to purchase 2,087,500 shares of the Company’s common stock at a combined offering price of $3.16 were issued in a registered public offering. In addition, the underwriters partially exercised the over-allotment to purchase an additional 282,505 warrants. The warrants have a per share exercise price of $3.95 and are exercisable immediately.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2015:

●	In February 2015, the Company issued 70,179 shares of common stock in connection with the exercise of stock warrants;
●	In March 2015, the Company issued 48,200 shares of common stock in connection with the exercise of stock warrants;
●	In March 2015, the Company issued 15,301 shares of common stock pursuant to the Lincoln Park facility;
●	In April 2015, the Company issued 35,679 shares of common stock in connection with the exercise of stock warrants;
●	In April 2015, the Company issued 812 shares of common stock in connection with the exercise of stock options;
●	In May 2015, the Company issued 7,636 shares of common stock pursuant to the Lincoln Park facility;
●	In June 2015, the Company issued 38,425 shares of common stock pursuant to the Lincoln Park facility;

●	In June 2015, the Company issued 19,871 shares of common stock in connection with the exercise of stock warrants;
●	In July 2015, the Company issued 714 shares of common stock in connection with the exercise of stock warrants;
●	In September 2015, the Company issued 60,954 shares of common stock pursuant to an Equity Line Purchase Agreement;
●	In September 2015, the Company issued 2,500 shares of common stock in connection with the exercise of stock options;
●	In October 2015, the Company issued 15,184 shares of common stock pursuant to the Lincoln Park facility;
●	In November 2015, the Company issued 7,589 shares of common stock pursuant to the Lincoln Park facility;
●	In December 2015, the Company issued 393,623 shares of common stock pursuant to an Equity Line Purchase Agreement;
●	In nine separate transactions, the Company issued 16,628 fully vested shares of common stock as partial consideration for services performed

Equity Line Purchase Agreement

On July 29, 2015, the Company entered into the Equity Line Purchase Agreements and registration rights agreements with accredited institutional investors, Kodiak Capital Group, LLC (“Kodiak Capital”), Kingsbrook Opportunities Master Fund LP (“Kingsbrook”) and River North Equity, LLC (“River North” and, together with Kodiak Capital and Kingsbrook, the “Investors”). Under the Equity Line Purchase Agreements, the Investors agreed to purchase from the Company up to an aggregate of $10 million worth of shares of common stock, from time to time. In accordance with the registration rights agreements, the Company has filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement to register for resale under the Securities Act of 1933, as amended, the shares of common stock that may be issued to the Investors under the Equity Line Purchase Agreements.

From the date that the SEC declared the registration statement effective in August 2015, the Company had the right to sell up to $5 million, $4 million and $1 million worth of shares of common stock to Kodiak Capital, Kingsbrook and River North, respectively. The purchase price of the shares was equal to eighty percent (80%) of the lowest daily volume weighted average price of the common stock for any trading day during the five consecutive trading days immediately following the date of the Company’s notice to the Investors requesting the purchase.

In consideration for entering into the Equity Line Purchase Agreements, the Company issued to each of the Investors a promissory note having a principal amount equal to 3% of the total amount committed by such Investor. The principal amount due under the promissory notes did not accrue interest and was payable by April 15, 2016. The promissory notes were repaid on April 15, 2016 (see Note 4).

The initial drawdown under the Equity Line Purchase Agreements was $500,000 offset by issuance cost of $453,162, which is included in the Consolidated Statements of Changes in Shareholders’ Deficiency for the year ended December 31, 2015. Issuance costs include professional fees, 3% commitment fee (promissory notes payable by April 15, 2016) and SEC filing fees.

In December 2015, a second drawdown was made, whereby under the Equity Line Purchase Agreements, the Company issued 393,624 shares of common stock receiving proceeds of $2,000,000.

On March 7, 2016, in accordance with the terms of the Equity Line Purchase Agreements, the Company exercised its right to terminate the Purchase Agreements upon written notice to the Investors. The Company did not incur any penalties as a result of this termination.

Equity Line

In November 2013, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The Lincoln Park equity facility allowed the Company to require Lincoln Park to purchase up to $10.6 million of our common stock over a 36-month period depending on certain conditions. During the year ended December 31, 2015, the Company sold 82,500 shares of common stock and issued 1,635 commitment shares to Lincoln Park receiving net proceeds of $1,339,177. During the year ended December 31, 2016, there were no sales of common stock under the Lincoln Park 2013 equity facility. The 2013 Lincoln Park equity facility expired in November 2016 in accordance with the terms of the agreement.

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The 2016 Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price.

Upon entering into the agreement, the Company issued 10,000 shares of common stock as consideration for its commitment to purchase shares of the Company’s common stock under the purchase agreement. The value of these shares on the date granted was $81,000, which was accounted for as a stock issuance cost.

During the year ended December 31, 2016, the Company sold 260,000 shares of common stock and issued 7,135 commitment shares and received proceeds of $1,712,320. The value of commitment shares on the date granted was $47,244 which was accounted for as a stock issuance cost.

Note 9. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan was replaced by the 2015 Equity Incentive Plan (“2015 Plan”), approved in June 2015, with 300,000 shares available under the 2015 Plan, and is divided into four separate equity programs:

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
4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

The 2005 Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

The table below accounts only for transactions occurring as part of the 2015 Plan.

Shares available for grant at January 1, 2016	252,300
Options granted	(66,875)
Options forfeited	344
Shares available for grant at December 31, 2016	185,679

The total option activity for the amended 2005 Plan and the 2015 Plan for the years ended December 31, 2016 and 2015 was as follows:

	Options	Weighted Average Options Exercise Price

Balance outstanding at December 31, 2014	248,828	$24.00
Granted	60,534	11.90
Exercised	(3,312)	5.80
Forfeited	(29,189)	31.30
Balance outstanding at December 31, 2015	276,861	$21.30
Granted	66,875	5.30
Increase post reverse stock split	1,851	17.07
Exercised	-	-
Forfeited	(14,982)	48.52
Balance outstanding at December 31, 2016	330,605	$17.07

As of December 31, 2016, there were 258,996 options exercisable with a weighted average exercise price of $19.58, a weighted average remaining contractual term of 7.43 years and an intrinsic value of $0. The intrinsic value of options exercised during the year ended December 31, 2015 was $18,181. As of December 31, 2016, there were 330,605 options outstanding and expected to vest with a weighted average exercise price of $17.07, weighted average remaining term of 5.82 years and an intrinsic value of $0. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of our common stock.

The Company awarded 66,875 and 60,534 stock options to new employees and existing Board members during the years ended December 31, 2016 and 2015, respectively, which had a weighted average grant date fair value per share of $3.90 and $9.48, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2016 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$2.25-$19.50	6.14	235,475	165,144
$20.00-$41.00	6.36	63,080	61,802
$46.40-$94.00	2.43	32,050	32,050
Total	5.82	330,605	258,996

The Company’s share-based compensation expense for the years ended December 31, 2016 and 2015 was recognized as follows:

Share-based compensation	2016	2015
Research and development	$230,573	$260,204
General and administrative	344,404	394,277
Total	$574,977	$654,481

At December 31, 2016, the total compensation cost for stock options not yet recognized was approximately $407,520 and will be expensed over the next three years.

Warrants to Purchase Common Stock

As described in Note 5. Warrant Liability, during November 2016, the Company entered into amendments with the holders of the price protected warrants issued in the June 2013 registered public offering eliminating the “down round” provision and permitting those warrants to be exercised on a “cashless exercise” basis. Of the 303,694 shares of common stock that remained issuable on the date of the amendments upon the exercise of such warrants, warrants to purchase a total of 42,444 shares were exercised on a cashless basis on November 9, 2016. The fair value of the warrant liability of $892,860 related to the remaining 261,250 warrants outstanding after the amendment and exercises was reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments.

On December 16, 2016, 1,670,000 shares of our common stock and warrants to purchase 2,087,500 shares of the Company’s common stock at a combined offering price of $3.16 were issued in a registered public offering. In addition, the underwriters partially exercised the over-allotment to purchase an additional 282,505 warrants. Commencing on the date of issuance, holders of the warrants may exercise their right to acquire the common stock and pay an exercise price of $3.95 per share, prior to five years from the date of issuance, after which date any unexercised warrants will expire and have no further value. The warrants are traded on the Nasdaq Capital Market under the symbol “SNGXW”.

In connection with the registered public offering, a warrant to purchase 33,400 shares of the Company’s common stock was issued to the representative of the underwriters of the offering. The warrant is exercisable at $3.95 per share of common stock underlying the warrant for a four-year period commencing one year from the effective date of the offering.

Warrant activity for the years ended December 31, 2016 and 2015 was as follows:

	Warrants	Weighted Average Warrant Exercise Price
Balance at December 31, 2014	726,950	$11.50
Exercised	(174,643)	6.40
Expired	(59,693)	55.90
Balance at December 31, 2015	492,614	$7.40
Granted	2,403,405	3.95
Exercised	(42,444)	0.80
Balance at December 31, 2016	2,853,575	$4.13

The weighted-average remaining life, by grant date, for outstanding warrants at December 31, 2016 was:

Grant Date	Exercise Price	Weighted Average Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
11/15/2012	$6.80	0.87	5,000	5,000
12/20/2012	5.30	0.97	44,488	44,488
12/20/2012	5.80	0.97	28,000	28,000
6/25/2013	0.80	1.48	261,250	261,250
12/5/2013	20.50	1.93	500	500
12/24/2014	14.80	2.98	110,932	110,932
12/16/2016	$3.95	4.96	2,403,405	2,370,005
	Total	4.45	2,853,575	2,820,175

Note 10. Concentrations

At December 31, 2016 and 2015, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 11. Commitments and Contingencies

The Company has commitments of approximately $500,000 at December 31, 2016 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of December 31, 2016, no milestones or royalty payments have been paid or accrued.

In December 2014, the Company entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months was approximately $12,300 per month, or approximately $20.85 per square foot. This rent increased to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months and will increase to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease. Rent expense was $148,336 and $142,935 for 2016 and 2015, respectively.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2016, no milestone or royalty payments have been paid or accrued.

In February 2007, the Company’s Board of Directors authorized the issuance of 5,000 shares of the Company’s common stock to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party. Dr. Schaber’s amended employment agreement includes the Company’s obligation to issue such shares if such event occurs.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2017	$100,000	$151,000	$251,000
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
2021	100,000	-	100,000
Total	$500,000	$203,000	$703,000

Note 12. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended December 31,
	2016	2015
Revenues
Vaccines/BioDefense	$10,448,794	$8,754,418
BioTherapeutics	-	13,972
Total	$10,448,794	$8,768,390

Income (Loss) from Operations
Vaccines/BioDefense	$1,563,884	$1,263,709
BioTherapeutics	(3,399,933)	(4,487,988)
Corporate	(3,873,533)	(3,885,997)
Total	$(5,709,582)	$(7,110,276)

Amortization and Depreciation Expense
Vaccines/BioDefense	$40,186	$39,925
BioTherapeutics	41,395	199,661
Corporate	8,347	7,872
Total	$89,928	$247,458

Other Income (Expense), Net
Corporate	$1,934,056	$(1,209,887)

Share-Based Compensation
Vaccines/BioDefense	$99,410	$111,960
BioTherapeutics	131,163	148,244
Corporate	344,404	394,277
Total	$574,977	$654,481

	As of December 31,
	2016	2015

Identifiable Assets
Vaccines/BioDefense	$1,297,986	$2,123,676
BioTherapeutics	49,422	76,183
Corporate	8,919,698	5,187,263
Total	$10,267,105	$7,387,122

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Soligenix, Inc.

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soligenix, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Philadelphia, PA
March 27, 2017

