Form 10-Q
period 2017-03-31
SOLIGENIX, INC.
filed 2017-05-11
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2017, 5,672,657 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (unaudited)	2
	Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2017 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	36

Part II	OTHER INFORMATION

Item 1A	Risk Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6	Exhibits	39

SIGNATURES		38

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,143,821	$8,772,567
Contracts and grants receivable	993,490	1,206,777
Prepaid expenses	137,487	134,431
Total current assets	8,274,798	10,113,775

Office furniture and equipment, net	23,122	26,702
Intangible assets, net	111,290	126,628
Total assets	$8,409,210	$10,267,105

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,346,610	$1,708,091
Accrued expenses	1,073,348	806,118
Accrued compensation	172,889	355,648
Total current liabilities	2,592,847	2,869,857
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; respectively; 5,472,532 shares and 5,470,032 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	5,473	5,470
Additional paid-in capital	157,667,289	157,514,740
Accumulated deficit	(151,856,399)	(150,122,962)
Total shareholders’ equity	5,816,363	7,397,248
Total liabilities and shareholders’ equity	$8,409,210	$10,267,105

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues:
Contract revenue	$1,330,884	$2,630,986
Cost of revenues	(1,087,315)	(2,232,335)
Gross profit	243,569	398,651
Operating expenses:
Research and development	1,217,540	1,428,499
General and administrative	764,219	875,857
Total operating expenses	1,981,759	2,304,356
Loss from operations	(1,738,190)	(1,905,705)
Other income (expense):
Change in fair value of warrant liability	-	760,157
Interest income (expense)	4,753	(3,885)
Total other income	4,753	756,272
Net loss	$(1,733,437)	$(1,149,433)
Basic net loss per share	$(0.32)	$(0.37)
Diluted net loss per share	$(0.32)	$(0.59)
Basic weighted average common shares outstanding	5,472,449	3,127,942
Diluted weighted average common shares outstanding	5,472,449	3,260,073

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2016	5,470,032	$5,470	$157,514,740	$(150,122,962)	$7,397,248
Issuance of common stock to vendor	2,500	3	5,922		5,925
Share-based compensation expense			146,627		146,627
Net loss				(1,733,437)	(1,733,437)
Balance, March 31, 2017	5,472,532	$5,473	$157,667,289	$(151,856,399)	$5,816,363

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2017	2016
Operating activities:
Net loss	$(1,733,437)	$(1,149,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	21,050	22,607
Amortization of discount on debt	-	6,251
Share-based compensation	146,627	136,411
Issuance of common stock for services	5,925	-
Change in fair value of warrant liability	-	(760,157)
Change in operating assets and liabilities:
Contracts and grants receivable	213,287	961,911
Prepaid expenses	(3,056)	154,742
Accounts payable and accrued expenses	(94,251)	252,835
Accrued compensation	(182,760)	(263,006)
Total adjustments	106,822	511,594
Net cash used in operating activities	(1,626,615)	(637,839)

Investing activities
Purchases of office furniture and equipment	(2,131)	(4,263)
Net cash used in investing activities	(2,131)	(4,263)

Financing Activities:
Stock issuance cost associated with equity lines	-	(19,003)
Net cash used in financing activities	-	(19,003)

Net decrease in cash and cash equivalents	(1,628,746)	(661,105)
Cash and cash equivalents at beginning of period	8,772,567	4,921,545
Cash and cash equivalents at end of period	$7,143,821	$4,260,440

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

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate, OrbeShield®, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a melioidosis therapeutic candidate. The development of the vaccine program is currently supported by the heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax® to protect against exposure to ricin toxin. We have advanced the development of OrbeShield® for the treatment of GI ARS with funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID. We will continue to pursue additional government funding support.

The Company generates revenues under government grants primarily from the National Institutes of Health (the “NIH”) and government contracts from BARDA and NIAID. The NIAID contract for the development of OrbeShield® was completed during the first quarter of 2017 along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period. We will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2017, the Company had an accumulated deficit of $151,856,399. During the three months ended March 31, 2017, the Company incurred a net loss of $1,733,437 and used $1,626,615 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, management believes that it will have sufficient capital to meet the anticipated cash needs for working capital and capital expenditures through at least June 30, 2018. Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park, LLC (“Lincoln Park”) and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the issuance of this report.

As of March 31, 2017, the Company had cash and cash equivalents of $7,143,821 as compared to $8,772,567 as of December 31, 2016, representing a decrease of $1,628,746 or 19%. The decrease in cash was attributable to net cash used in operations of $1,626,615. As of March 31, 2017, the Company had working capital of $5,681,951 as compared to working capital of $7,243,918 as of December 31, 2016, representing a decrease of $1,561,967 or 22%. This decrease is primarily related to expenditures to support the collection of long-term follow-up safety data from the Phase 2 trial of SGX942 for the treatment of oral mucositis in head and neck cancer and to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Initiate a pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology, to develop new heat stable vaccines in biodefense with NIAID support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $15.8 million in active government contract and grant funding still available to support its associated research programs through 2017 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $530,143 in proceeds from the sale of NJ NOL in 2016, the Company expects to participate in the program during 2017 and beyond as long as the program is available;
●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions.
●	The Company has $10.3 million available from an equity facility expiring in March 2019; and

●	The Company may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company evaluates additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Reverse Stock Split

On October 7, 2016, the Company completed a reverse stock split of its issued and outstanding shares of common stock at a ratio of one-for-ten, whereby every ten shares of its common stock was exchanged for one share of its common stock. The Company’s common stock began trading on the OTCQB on a reverse split basis at the market opening on October 7, 2016. All share and per share data have been restated to reflect this reverse stock split.

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

The Company did not capitalize any patent related costs during the three months ended March 31, 2017 and 2016.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the three months ended March 31, 2017 and 2016.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2017 and 2016.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

During the year ended December 31, 2016, the Company entered into amendments with the holders of those warrants, and as a result the warrants were then reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments.

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

For the three months ended March 31, 2017 and 2016, the Company issued stock options at a weighted average exercise price of $2.67 and $9.11 per share, respectively. The fair value of options issued during the three months ended March 31, 2017 and 2016 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 84% for 2017 and 121% for 2016
●	forfeitures at a rate of 12%; and
●	risk free interest rates ranging from 1.72% - 1.81% and 1.19% - 1.52% for 2017 and 2016 respectively.

The fair value of each option grant made during 2017 and 2016 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2017 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2017 and December 31, 2016.

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

	For the Quarter Ended	For the Quarter Ended
	March 31, 2017	March 31, 2016
Numerator:
Net loss for basic earnings per share	$(1,733,437)	$(1,149,433)
Less change in fair value of warrant liability	-	760,157
Net loss for diluted earnings per share	$(1,733,437)	$(1,909,590)
Denominator:
Weighted-average basic common shares outstanding	5,472,449	3,127,942
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	132,131
Denominator for diluted earnings per share – adjusted weighted-average shares	5,472,449	3,260,073
Basic net loss per share	($0.32)	($0.37)
Diluted net loss per share	($0.32)	($0.59)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive:

	For the Quarter Ended	For the Quarter Ended
	March 31, 2017	March 31, 2016
Common stock purchase warrants	2,853,575	188,920
Stock options	464,355	282,477
Total	3,317,930	471,397

The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2017 were $12.70 and $4.13 per share, respectively, and at March 31, 2016 were $21.00 and $7.40 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and, stock options and the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC Topic 718, and intends to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption was permitted. The Company adopted this standard effective January 1, 2017, and there was no material impact to the financial statements.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
March 31, 2017
Licenses	$462,234	$367,760	$94,474
Patents	1,893,185	1,876,369	16,816
Total	$2,355,419	$2,244,129	$111,290
December 31, 2016
Licenses	$462,234	$361,044	$101,190
Patents	1,893,185	1,867,747	25,438
Total	$2,355,419	$2,228,791	$126,628

Amortization expense was $15,338 and $15,418 for the three months ended March 31, 2017 and 2016, respectively.

Based on the balance of licenses and patents at March 31, 2017, future annual amortization expense is expected to be as follows:

Amortization Expense
April 1 through December 31, 2017	$46,462
2018	$37,300
2019	$27,528

License fees and royalty payments are expensed as incurred, as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31, 2017	December 31, 2016

Clinical trial expenses	$993,334	$741,174
Other	80,014	64,944
Total	$1,073,348	$806,118

Note 5. Notes Payable

On July 29, 2015, the Company entered into equity purchase agreements (the “Equity Line Purchase Agreements”) and registration rights agreements with certain accredited institutional investors (see Note 8). In consideration for entering into the Equity Line Purchase Agreements, the Company issued to the investors promissory notes having an aggregate principal amount of $300,000, which were recorded as stock issuance costs. The promissory notes had an issuance date present value of $282,071 and were paid on April 15, 2016. The promissory notes did not include terms for interest, therefore the interest was imputed at 9%. Total discount amortization of $6,251 was recorded as interest expense for the three months ended March 31, 2016. The discount was accreted over the term of the promissory notes using the effective interest rate method.

Note 6. Warrant Liability

On June 25, 2013, the Company consummated a public offering in which the Company issued shares of common stock, together with warrants to purchase shares of common stock. These warrants contained provisions that protected holders from a decline in the issue price of its common stock (or “down-round” provision) and contained net settlement provisions. As a result, the Company accounted for these warrants as liabilities instead of equity instruments. Down-round provisions reduce the exercise or conversion price of a warrant if the Company issues equity shares for a price that is lower than the exercise or conversion price of the warrants. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of exercising the warrant by paying cash. The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or the number of shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed for fixed” option. As a result of the Company’s December 2014 registered public unit offering, the exercise price of warrants outstanding in connection with the public offering completed in June 2013 was adjusted to $6.10 per share. As a result of the Company’s December 2015 drawings on the Equity Line Purchase Agreements, the exercise price of warrants outstanding in connection with the public offering conducted in June 2013 was adjusted to $5.10 per share. The Company recognized these warrants as liabilities at their fair value on the date of grant and remeasured them to fair value on each reporting date.

During the year ended December 31, 2016, the Company entered into amendments with the holders of those warrants, and as a result the warrants were then reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments.

	December 31, 2015	Decrease from Warrants Exercised in 2016	Decrease in Fair Value	March 31, 2016
Warrant liability	$2,434,101	-	$760,157	$1,673,944

Note 7. Income Taxes

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2016, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $530,143 of income tax benefit, net of transaction costs. There can be no assurance as to the continuation or magnitude of this program in the future.

The Company has no tax provision for the three month periods ended March 31, 2017 and 2016 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 8. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the three months ended March 31, 2017, the Company issued the following shares of common stock:

●	On January 3, 2017, the Company issued 2,500 shares to a vendor for partial consideration for services performed. The fair value of the fully vested shares was $2.37 per share.

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The 2016 Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. At March 31, 2017, the Company has $10.3 million available from an equity line expiring in March 2019.

Note 9. Commitments and Contingencies

The Company has commitments of approximately $475,000 as of March 31, 2017 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of March 31, 2017, no milestones or royalty payments have been paid or accrued.

In December 2014, the Company entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months was approximately $12,300 per month, or approximately $20.85 per square foot. This rent increased to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months and increased to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2017, no milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2017	$75,000	$113,250	$188,250
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
2021	100,000	-	100,000
Total	$475,000	$165,250	$640,250

Note 10. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2017	2016
Revenues
Vaccines/BioDefense	$1,330,884	$2,630,986
BioTherapeutics	-	-
Total	$1,330,884	$2,630,986

Income/(Loss) from Operations
Vaccines/BioDefense	$136,600	$317,991
BioTherapeutics	(1,027,555)	(1,245,585)
Corporate	(847,235)	(978,111)
Total	$(1,738,190)	$(1,905,705)

Amortization and Depreciation Expense
Vaccines/BioDefense	$9,769	$10,019
BioTherapeutics	9,567	10,433
Corporate	1,714	2,155
Total	$21,050	$22,607

Interest Income (Expense), Net
Corporate	$4,753	$(3,885)

Share-Based Compensation
Vaccines/BioDefense	$17,998	$28,006
BioTherapeutics	49,770	34,832
Corporate	78,859	73,573
Total	$146,627	$136,411

	As of March 31, 2017	As of December 31, 2016

Identifiable Assets
Vaccines/BioDefense	$1,073,536	$1,297,986
BioTherapeutics	43,320	49,422
Corporate	7,292,354	8,919,698
Total	$8,409,210	$10,267,105

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2016. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

Our Business Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: BioTherapeutics and Vaccines/BioDefense.

Our BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible florescent light for the treatment of cutaneous T-cell lymphoma (“CTCL”), our first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

Our Vaccines/BioDefense business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our melioidosis therapeutic candidate. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax® to protect against exposure to ricin toxin. We have advanced the development of OrbeShield® for the treatment of GI ARS with funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and grants from NIAID.

An outline of our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Initiate a pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease;
●	Continue development of RiVax® in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense with NIAID funding support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our products candidates under development:

BioTherapeutic Product Candidates

Soligenix Product
Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in the second half of 2015, with data expected in the second half of 2017

SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety reported in 2016; initiate the Phase 3 clinical trial in the first half of 2017, with data expected in the second half of 2018

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed in June 2013, efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated;
Phase 3 clinical trial planned for the second half of 2017, with data expected in the second half of 2019

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial complete; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product
Candidate	Indication	Stage of Development

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1b trial complete, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the first half of 2018

OrbeShield®	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943	Melioidosis	Pre-clinical

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

Hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, after six weeks of twice weekly therapy, a majority of patients experienced a statistically significant (p<0.04) improvement with topical hypericin treatment whereas the placebo was ineffective: 58.3% compared to 8.3%, respectively.

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

We have received clearance from the FDA to advance the pivotal Phase 3 protocol for SGX942 in the treatment of oral mucositis in patients with head and neck cancer receiving chemoradiation therapy. Additionally, we have received positive Scientific Advice from the EMA for the development of SGX942 as a treatment for oral mucositis in patients with head and neck cancer. The Scientific Advice from the EMA indicates that a single, double-blind, placebo-controlled, multinational, Phase 3 pivotal study, if successful, in conjunction with the Phase 2 dose-ranging study, is generally considered sufficient to support a marketing authorization application (“MAA”) to the EMA for potential licensure in Europe. The advice also provided several suggestions to strengthen the study design and data collection that will be integrated into the final protocol. Scientific Advice is offered by the EMA to stakeholders for clarification of questions arising during development of medicinal products. The scope of Scientific Advice is limited to scientific issues and focuses on development strategies rather than pre-evaluation of data to support an MAA. Scientific Advice is legally non-binding and is based on the current scientific knowledge which may be subject to future changes.

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

Oral BDP

Oral BDP (beclomethasone 17, 21-dipropionate) represents a first-of-its-kind oral, locally acting therapy tailored to treat GI inflammation. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. Oral BDP is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract.

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

We are pursuing orphan drug designations for relevant indications as appropriate in both the U.S. and Europe. An orphan drug designation provides for seven years of market exclusivity upon approval in the U.S. and Europe, respectively.

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

ThermoVax® development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax®) and anthrax (VeloThrax®) vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax® and our aluminum-adjuvanted anthrax vaccine, VeloThrax®. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax® was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax® vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax® vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax® was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists. Additionally, the University of Colorado conducted a study that demonstrated a heat stable vaccine formulation of a human papillomavirus (“HPV”) vaccine. The work was conducted by Drs. Randolph and Garcea and demonstrated the successful conversion of a commercial virus-like-particle based vaccine requiring cold chain storage to a subunit, alum-adjuvanted, vaccine which is stable at ambient temperatures. This work, funded by a University of Colorado seed grant and the Specialized Program of Research Excellence in cervical cancer, is the first demonstration of the utility of ThermoVax® technology for the development of a subunit based commercial vaccine. The HPV vaccine formulation was found to be stable for at least 12 weeks at 50 degrees C. In the study, mice immunized with the ThermoVax®-stabilized HPV subunit vaccine were also found to achieve immune responses similar to the commercial HPV vaccine, Cervarix®, as measured by either total antibody levels or neutralizing antibody levels. Moreover, whereas the immune responses to Cervarix® were reduced after storage for 12 weeks at 50 degrees C, the ThermoVax® formulated vaccine retained its efficacy. The results were published online in the European Journal of Pharmaceutics and Biopharmaceutics. See http://www.sciencedirect.com/science/article/pii/S0939641115002416).

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

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated subunit ricin A chain that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p<0.0001) preclinical survival results in a lethal aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA March 24, 2015), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax® that contained an aluminum adjuvant (Alum). The results of the Phase 1b study indicated that Alum adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-9). We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and are further establishing correlates of the human immune response in non-human primates. We have entered into a collaboration with IDT Biologika GmbH to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to Soligenix and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® that would provide up to an additional $24.7 million of funding in the aggregate if options to extend the contract are exercised by the NIH. The development agreements with Emergent BioSolutions and IDT are specifically funded under this NIH contract.

RiVax® has been granted orphan drug designation by the FDA for the prevention of ricin intoxication.

Assuming development efforts are successful for RiVax®, we believe potential government procurement contract(s) could reach $200 million. This potential procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years varying from between $125 million to $350 million. When redeemed, PRVs entitle the user to an accelerated review period of six months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($2.7 million in 2017).

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigation Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda in the Arabian Peninsula has threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. As recently as April 2013, letters addressed to the President of the United States, a U.S. Senator, and a judge tested positive for ricin.

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

The fair value of each option grant made during 2017 and 2016 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2017 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2017 and December 31, 2016.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2017 Compared to March 31, 2016

For the three months ended March 31, 2017, we had a net loss of $1,733,437 as compared to a net loss of $1,149,433 for the same period in the prior year, representing an increase in the net loss of $584,004 or 51%. Included in the net loss for March 31, 2016 is non-cash income of $760,157 as compared to $0 for March 31, 2017, representing the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing, which were reclassified to equity in November 2016.

For the three months ended March 31, 2017, revenues and associated costs related to government contracts awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax® and other development programs. For the three months ended March 31, 2017, we had revenues of $1,330,884 as compared to $2,630,986 for the same period in the prior year, representing a decrease of $1,300,102 or 49%. The decrease in revenues was a result of the completion of the NIAID contract during the first quarter of 2017, along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period.

We incurred costs related to those revenues for the three months ended March 31, 2017 and 2016 of $1,087,315 and $2,232,335, respectively, representing a decrease of $1,145,020 or 51%. The decrease in costs is a result of the decrease in revenues from the completion of the NIAID and BARDA contracts.

Our gross profit for the three months ended March 31, 2017 was $243,569 or 18%, as compared to $398,651 or 15% for the same period in 2016, representing a decrease of $155,082 or 39%. The decrease in gross profit is consistent with the decrease in revenues, offset by a larger share of reimbursable costs available for contracted fixed overhead reimbursement, resulting in the increase in gross profit percentage of 3%.

Research and development expenses were $1,217,540 for the three months ended March 31, 2017 as compared to $1,428,499 for the same period in 2016, representing a decrease of $210,959 or 15%. The decrease in research and development spending was related to trial initiation costs incurred in 2016 for the manufacturing of SGX301 for the treatment of CTCL, as well as a decrease related to the completion of the Phase 2 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer in the first quarter of 2017.

General and administrative expenses were $764,219 for the three months ended March 31, 2017, as compared to $875,857 for the same period in 2016, representing a decrease of $111,638, or 13%. The decrease is primarily related to a decrease in professional fees.

Other income (expense) for the three months ended March 31, 2017 was $4,753 as compared to $756,272 for the same period in 2016, representing a change of $751,519 or 99%. The change is primarily due to the change in the fair value of the warrant liability resulting in $760,157 of other income during the three months ended March 31, 2016.

Financial Condition

Cash and Working Capital

As of March 31, 2017, we had cash and cash equivalents of $7,143,821 as compared to $8,772,567 as of December 31, 2016, representing a decrease of $1,628,746 or 19%. As of March 31, 2017, we had working capital of $5,681,951 as compared to working capital of $7,243,918 as of December 31, 2016, representing a decrease of $1,561,967, or 22% in working capital. This decrease is primarily related to expenditures to support the collection of long-term follow-up safety data from Phase 2 of SGX942 for the treatment of oral mucositis in head and neck cancer and to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park, LLC (“Lincoln Park”) and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures through at least June 30, 2018, and therefore no uncertainties exist regarding the Company’s ability to continue its operations as a going concern.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $15.8 million in active contract and grant funding still available to support our associated research programs in 2017 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will pursue NOL sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $530,143 in proceeds from the sale of NJ NOL in 2016, we expect to participate in the program during 2017 and beyond as the program is available;
●	We plan to pursue potential partnership for our pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	We have $10.3 million available from an equity facility expiring in March 2019; and
●	We may seek additional capital in the private and/or public equity markets to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.8 million before any contract or grant reimbursements, of which $6.0 million relates to the BioTherapeutics business and $4.8 million relates to the Vaccines/BioDefense business. We anticipate contract reimbursements in the next 12 months of approximately $4.8 million to offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2017	2016
Research & Development Expenses
Oral BDP	$-	$62,914
RiVax® and ThermoVax® Vaccines	97,200	79,081
Dusquetide (SGX94)	570,015	452,991
SGX943	-	1,580
SGX301	456,939	717,441
Other	93,386	114,492
Total	$1,217,540	$1,428,499

Reimbursed under Government Contracts and Grants
OrbeShield®	171,618	1,191,810
RiVax® and ThermoVax® Vaccines	915,697	1,040,525
Total	1,087,315	2,232,335
Grand Total	$2,304,855	$3,660,834

Contractual Obligations

We have commitments of approximately $475,000 as of March 31, 2017 for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of March 31, 2017, no milestone or royalty payments have been paid or accrued.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of March 31, 2017, no milestone payments have been made or accrued.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2017	$75,000	$113,250	$188,250
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
2021	100,000	-	100,000
Total	$475,000	$165,250	$640,250

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

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the "forward-looking" statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2017, we issued 2,500 shares of common stock to a vendor for partial consideration for services performed. The per share price of our common stock was $2.37. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The consultant is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the consultant’s business relationship with us, to information about us.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

May 11, 2017	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2017	by	/s/ Karen Krumeich
Karen Krumeich
Chief Financial Officer, Senior Vice President, and Corporate Secretary
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

