Form 10-Q
period 2017-06-30
SOLIGENIX, INC.
filed 2017-08-11
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 7, 2017, 5,723,140 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,813,863	$8,772,567
Contracts receivable	714,893	1,206,777
Prepaid expenses	129,075	134,431
Total current assets	6,657,831	10,113,775
Office furniture and equipment, net	20,010	26,702
Intangible assets, net	95,781	126,628
Total assets	$6,773,622	$10,267,105

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,611,282	$1,708,091
Accrued expenses	1,482,684	806,118
Accrued compensation	57,744	355,648
Total current liabilities	3,151,710	2,869,857
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 25,000,000 and 10,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively; 5,682,753 shares and 5,470,032 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5,683	5,470
Additional paid-in capital	157,784,226	157,514,740
Accumulated deficit	(154,167,997)	(150,122,962)
Total shareholders’ equity	3,621,912	7,397,248
Total liabilities and shareholders’ equity	$6,773,622	$10,267,105

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Contract revenue	$990,971	$3,160,050	$2,321,855	$5,791,037
Cost of revenues	(677,167)	(2,342,539)	(1,764,482)	(4,574,874)
Gross profit	313,804	817,511	557,373	1,216,163

Operating expenses:
Research and development	1,783,714	827,832	3,001,254	2,256,332
General and administrative	846,919	999,637	1,611,138	1,875,494
Total operating expenses	2.630,633	1,827,469	4,612,392	4,131,826
Loss from operations	(2,316,829)	(1,009,958)	(4,055,019)	(2,915,663)
Other income (expense):
Change in fair value of warrant liability	-	525,328	-	1,285,485
Other income	-	390,599	-	390,599
Interest income (expense)	5,231	1,256	9,984	(2,629)
Total other income (expense)	5,231	917,183	9,984	1,673,455
Net loss	$(2,311,598)	$(92,775)	$(4,045,035)	$(1,242,208)
Basic net loss per share	$(0.41)	$(0.03)	$(0.73)	$(0.39)
Diluted net loss per share	$(0.41)	$(0.19)	$(0.73)	$(0.77)
Basic weighted average common shares outstanding	5,601,879	3,176,937	5,537,164	3,152,439
Diluted weighted average common shares outstanding	5,601,879	3,273,378	5,537,164	3,267,981

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2017

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2016	5,470,032	$5,470	$157,514,740	$(150,122,962)	$7,397,248
Issuance of common stock pursuant to Lincoln Park Equity Line	10,096	10	23,090	-	23,100
Issuance of common stock from cashless exercise of warrants	200,125	200	(200)	-	-
Issuance of common stock to vendors	2,500	3	5,922	-	5,925
Share-based compensation expense	-	-	240,674	-	240,674
Net loss	-	-	-	(4,045,035)	(4,045,035)
Balance, June 30, 2017	5,682,753	$5,683	$157,784,226	$(154,167,997)	$3,621,912

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2017	2016
Operating activities:
Net loss	$(4,045,035)	$(1,242,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	39,671	45,436
Amortization of discount on debt	-	7,281
Share-based compensation	240,674	336,684
Gain on settlement liability	-	(390,599)
Issuance of common stock for services	5,925	36,500
Change in fair value of warrant liability	-	(1,285,485)
Change in operating assets and liabilities:
Contracts receivable	491,884	179,341
Prepaid expenses	5,356	15,203
Accounts payable and accrued expenses	579,756	188,039
Accrued compensation	(297,904)	(242,506)
Total adjustments	1,065,362	(1,110,106)
Net cash used in operating activities	(2,979,673)	(2,352,314)

Investing activities:
Purchases of office furniture and equipment	(2,131)	(7,161)
Net cash used in investing activities	(2,131)	(7,161)

Financing activities:
Proceeds from issuance of common stock pursuant to the equity line	23,100	962,600
Stock issuance costs associated with equity line purchase agreement	-	(41,381)
Repayment of notes payable	-	(300,000)
Net cash provided by financing activities	23,100	621,219

Net decrease in cash and cash equivalents	(2,958,704)	(1,738,256)
Cash and cash equivalents at beginning of period	8,772,567	4,921,545
Cash and cash equivalents at end of period	$5,813,863	$3,183,289

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

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate, OrbeShield®, a GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of the vaccine program is currently supported by the heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax® to protect against exposure to ricin toxin. The Company has advanced the development of OrbeShield® for the treatment of GI ARS with funds received under its awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID. The Company will continue to pursue additional government funding support.

The Company generates revenues under government contracts from BARDA and NIAID. The NIAID contract for the development of OrbeShield® was completed during the first quarter of 2017 along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2017, the Company had an accumulated deficit of $154,167,997. During the six months ended June 30, 2017, the Company incurred a net loss of $4,045,035 and used $2,979,673 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, management believes that it will have sufficient capital to meet the anticipated cash needs for working capital and capital expenditures through at least September 30, 2018. Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park, LLC (“Lincoln Park”) and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months following the issuance of this report.

As of June 30, 2017, the Company had cash and cash equivalents of $5,813,863 as compared to $8,772,567 as of December 31, 2016, representing a decrease of $2,958,704 or 34%. As of June 30, 2017, the Company had working capital of $3,506,121 as compared to working capital of $7,243,918 as of December 31, 2016, representing a decrease of $3,737,797 or 52%. The decrease is primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in preparation and initiation of the Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Initiate a pivotal Phase 3 trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;
●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease contingent upon additional funding, such as through partnership and/or government funding support;
●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology, to develop new heat stable vaccines in biodefense with NIAID support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $16.3 million in active government contract funding still available to support its associated research programs through 2017 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $530,143 in proceeds from the sale of NJ NOL in 2016, the Company expects to participate in the program during 2017 and beyond as long as the program is available;
●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	The Company has $10.3 million available from an equity facility expiring in March 2019; and
●	The Company may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company evaluates additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Contracts Receivable

Contracts receivable consist of amounts due from contracts from BARDA and NIAID, an institute of the National Institutes of Health, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the six months ended June 30, 2017 and 2016.

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

The Company did not record any impairment of long-lived assets for the six months ended June 30, 2017 and 2016.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

Revenue Recognition

The Company’s revenues are primarily generated from government contracts. The revenue from government contracts is based upon subcontractor costs and internal costs incurred that are specifically covered by the contracts, plus a facilities and administrative rate that provides funding for overhead expenses and management fees. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs reimbursable internal expenses that are related to the government contracts.

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

Accounting for Warrants

The Company considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. The Company evaluated the provisions and determined that the warrants issued in connection with the Company’s June 2013 registered public offering contains provisions that protect holders from a decline in the issue price of the Company’s common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants were recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date.

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

For the six months ended June 30, 2017 and 2016, the Company issued stock options at a weighted average exercise price of $2.55 and $7.70 per share, respectively. The fair value of options issued during the six months ended June 30, 2017 and 2016 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected term of 4 years;
●	volatility of 90% - 93% for 2017 and 116% - 121% for 2016;
●	forfeitures at a rate of 12%; and
●	risk-free interest rates ranging from 1.60% - 1.81% for 2017 and 0.96% - 1.52% for 2016.

The fair value of each option grant made during 2017 and 2016 was estimated on the date of each grant using the Black-Scholes option pricing model and is amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2017 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2017 and December 31, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss for basic earnings per share	$(2,311,598)	(92,775)	$(4,045,035)	$(1,242,208)
Less change in fair value of warrant liability	-	525,328	-	1,285,485
Net loss for diluted earnings per share	(2,311,598)	(618,103)	(4,045,035)	(2,527,693)
Denominator:
Weighted-average basic common shares outstanding	5,601,879	3,176,937	5,537,164	3,152,439
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	96,441	-	115,542
Denominator for diluted earnings per share – adjusted weighted-average shares	5,601,879	3,273,378	5,537,164	3,267,981
Basic net loss per share	$(0.41)	(0.03)	$(0.73)	$(0.39)
Diluted net loss per share	$(0.41)	(0.19)	$(0.73)	$(0.77)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common stock purchase warrants	2,603,575	188,920	2,603,575	188,920
Stock options	520,055	311,661	520,055	311,661
Total	3,123,630	500,581	3,123,630	500,581

The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2017 were $11.34 and $4.45 per share, respectively, and at June 30, 2016 were $19.65 and $7.38 per share, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends ASC Topic 718, and intends to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted this standard effective January 1, 2017, and elected not to change its accounting policy with respect to the estimation of forfeitures. As a result, there was no material impact to the financial statements.

In July 2017, the FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. For the Company, this ASU is effective January 1, 2019, with early adoption permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
June 30, 2017
Licenses	$462,234	$374,552	$87,682
Patents	1,893,185	1,885,086	8,099
Total	$2,355,419	$2,259,638	$95,781
December 31, 2016
Licenses	$462,234	$361,044	$101,190
Patents	1,893,185	1,867,747	25,438
Total	$2,355,419	$2,228,791	$126,628

Amortization expense was $15,509 and $15,418 for the three months ended June 30, 2017 and 2016, respectively, and $30,847 and $30,836 for the six months ended June 30, 2017 and 2016, respectively.

Based on the balance of licenses and patents at June 30, 2017, future amortization expense is expected to be as follows:

Amortization Expense
July 1 thru December 31, 2017	$30,953
2018	$37,300
2019	$27,528

License fees and royalty payments are expensed as incurred as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30, 2017	December 31, 2016

Clinical trial expenses	$1,371,721	$741,174
Other	110,963	64,944
Total	$1,482,684	$806,118

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

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

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

The Company and one or more of its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2016, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $530,143 of income tax benefit, net of transaction costs. There can be no assurance as to the continuation or magnitude of this program in the future.

The Company has no tax provision for the three and six month periods ended June 30, 2017 and 2016 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 8. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the six months ended June 30, 2017, the Company issued the following shares of common stock:

●	On January 3, 2017, the Company issued 2,500 shares to a vendor for partial consideration for services performed. The fair value of the fully vested shares was $2.37 per share;
●	On May 4, 2017, warrants to purchase a total of 250,000 shares were exercised on a cashless basis and as a result 200,125 shares of common stock were issued;
●	On May 24, 2017, the Company issued 10,096 shares of common stock pursuant to the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”).

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The 2016 Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (“Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. At June 30, 2017, the Company has $10.3 million available from this equity line which expires in March 2019.

Note 9. Commitments and Contingencies

The Company has commitments of approximately $450,000 as of June 30, 2017 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of June 30, 2017, no milestones or royalty payments have been paid or accrued.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2017, no milestones or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2017	$50,000	$75,500	$125,500
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
2021	100,000	-	100,000
Total	$450,000	$127,500	$577,500

Note 10. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2017	2016
Contract Revenue
Vaccines/BioDefense	$990,971	$3,160,050
BioTherapeutics	-	-
Total	$990,971	$3,160,050

Income (Loss) from Operations
Vaccines/BioDefense	$197,270	$734,120
BioTherapeutics	(1,574,261)	(668,260)
Corporate	(939,838)	(1,075,818)
Total	$(2,316,829)	$(1,009,958)

Amortization and Depreciation Expense
Vaccines/BioDefense	$9,611	$10,041
BioTherapeutics	8,077	10,564
Corporate	933	2,223
Total	$18,621	$22,828

Other Income (Expense), Net
Corporate	$5,231	$917,183

Share-Based Compensation
Vaccines/BioDefense	$14,973	$24,223
BioTherapeutics	22,827	30,985
Corporate	56,247	145,065
Total	$94,047	$200,273

	Six Months Ended June 30,
	2017	2016
Contract Revenue
Vaccines/BioDefense	$2,321,855	$5,791,037
BioTherapeutics	-	-
Total	$2,321,855	$5,791,037

Income (Loss) from Operations
Vaccines/BioDefense	$333,870	$1,052,111
BioTherapeutics	(2,601,816)	(1,914,682)
Corporate	(1,787,073)	(2,053,092)
Total	$(4,055,019)	$(2,915,663)

Amortization and Depreciation Expense
Vaccines/BioDefense	$19,380	$20,060
BioTherapeutics	17,644	20,996
Corporate	2,647	4,380
Total	$39,671	$45,436

Other Income (Expense), Net
Corporate	$9,984	$1,673,455

Share-Based Compensation
Vaccines/BioDefense	$32,971	$52,229
BioTherapeutics	72,597	65,817
Corporate	135,106	218,638
Total	$240,674	$336,684

	As of June 30, 2017	As of December 31, 2016
Identifiable Assets
Vaccines/BioDefense	$783,821	$1,297,986
BioTherapeutics	37,320	49,422
Corporate	5,952,481	8,919,698
Total	$6,773,622	$10,267,105

Note 11. Subsequent Events

On August 11, 2017, the Company entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co. (“FBR”) to sell shares of the Company’s common stock, with aggregate gross proceeds of up to $4,800,000, from time to time, through an “at-the-market” equity offering program under which FBR will act as sales agent.

Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that FBR will be entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 and the Prospectus Supplement to be filed on August 11, 2017 with the U.S. Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax® to protect against exposure to ricin toxin. We have advanced the development of OrbeShield® for the treatment of GI ARS with funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and grants from NIAID.

An outline of our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Initiate a pivotal Phase 3 trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;

●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease contingent upon additional funding, such as through partnership and/or government funding support;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense with NIAID funding support;
●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in the second half of 2015, with data expected in the first half of 2018
SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported;

Phase 3 clinical trial initiated in the second half of 2017, with data expected in the first half of 2019

SGX203**	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated;

Phase 3 clinical trial planned for the first half of 2018, with data expected in the second half of 2019

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development
RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1b trial complete, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the first half of 2018

OrbeShield®	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943	Therapeutic against Infectious Diseases	Pre-clinical

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

Dusquetide is based on a new class of short, synthetic peptides known as IDRs that have a novel mechanism of action in that it modulates the body’s reaction to both injury and infection and is both simultaneously anti-inflammatory and anti-infective. IDRs have no direct antibiotic activity but modulate host responses, increasing survival after infections with a broad range of bacterial Gram-negative and Gram-positive pathogens including both antibiotic sensitive and resistant strains, as well as accelerating resolution of tissue damage following exposure to a variety of agents including bacterial pathogens, trauma and chemo- or radiation-therapy. IDRs represent a novel approach to the control of infection and tissue damage via highly selective binding to an intracellular adaptor protein, sequestosome-1, also known as p62, which has a pivotal function in signal transduction during activation and control of the innate defense system. Preclinical data indicate that IDRs may be active in models of a wide range of therapeutic indications including life-threatening bacterial infections as well as the severe side-effects of chemo- and radiation-therapy.

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

We have received clearance from the FDA to advance the pivotal Phase 3 protocol for SGX942 in the treatment of oral mucositis in patients with head and neck cancer receiving chemoradiation therapy. Additionally, we have received positive Scientific Advice from the EMA for the development of SGX942 as a treatment for oral mucositis in patients with head and neck cancer. The Scientific Advice from the EMA indicates that a single, double-blind, placebo-controlled, multinational, Phase 3 pivotal study, if successful, in conjunction with the Phase 2 dose-ranging study, is generally considered sufficient to support a marketing authorization application (“MAA”) to the EMA for potential licensure in Europe. The advice also provided several suggestions to strengthen the study design and data collection that will be integrated into the final protocol. Scientific Advice is offered by the EMA to stakeholders for clarification of questions arising during development of medicinal products. The scope of Scientific Advice is limited to scientific issues and focuses on development strategies rather than pre-evaluation of data to support an MAA. Scientific Advice is legally non-binding and is based on the current scientific knowledge which may be subject to future changes. We have initiated the pivotal Phase 3 study with a controlled roll-out of U.S. study sites, and will follow with the addition of European centers in 2018.

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

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved, would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated ricin A chain subunit that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p < 0.0001) preclinical survival results, providing 100% protection against acute lethality in an aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA 112:3782-3787), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax® that contained an aluminum adjuvant (Alum). The results of the Phase 1b study indicated that Alum-adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-1699). We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation significantly enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40°C (104 °F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. We have entered into a collaboration with IDT Biologika GmbH to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

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

In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield® leading to FDA approval to treat GI ARS. The BARDA contract contained a two year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consisted of a one year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. We received a combined approximate $18 million in contract funding from both BARDA and NIAID which includes combined supplemental funding of $634,000, extending the programs through the first quarter of 2017. The NIAID contract was completed during the first quarter of 2017 along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period. We will continue to apply for additional government funding. Previously, development of OrbeShield® had been largely supported by a $1 million NIH grant to our academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield® for the treatment of acute GI ARS. The FDA has given OrbeShield® Orphan Drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

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

SGX943 – for Treating Emerging and/or Antibiotic Resistant Infectious Diseases

SGX943 is an IDR, containing the same active ingredient as SGX942. Dusquetide is a fully synthetic, 5-amino acid peptide with high aqueous solubility and stability. Extensive in vivo preclinical studies have demonstrated enhanced clearance of bacterial infection with SGX943 administration. SGX943 has shown efficacy against both gram-negative and gram-positive bacterial infections in preclinical models, independent of whether the bacteria is antibiotic resistant or antibiotic sensitive.

The innate immune system is responsible for rapid and non-specific responses to combat bacterial infection. Augmenting these responses represents an alternative approach to treating bacterial infections. In animal models, IDRs are efficacious against both antibiotic-sensitive and antibiotic-resistant infections, both gram-positive and gram-negative bacteria, and are active irrespective of whether the bacteria occupies a primarily extracellular or intracellular niche. IDRs are also effective as stand-alone agents or in conjunction with antibiotics. An IDR for the treatment of serious bacterial infections encompasses a number of clinical advantages including:

●	Treatment when antibiotics are contraindicated, such as:
o	before the infectious organism and/or its antibiotic susceptibility is known; or
o	in at-risk populations prior to infection.
●	An ability to be used as an additive, complementary treatment with antibiotics, thereby:
o	enhancing efficacy of sub-optimal antibiotic regimens (e.g., partially antibiotic-resistant infections);
o	enhancing clearance of infection, thereby minimizing the generation of antibiotic resistance (e.g., in treating melioidosis); and
o	reducing the required antibiotic dose, again potentially minimizing the generation of antibiotic resistance.
●	An ability to modulate the deleterious consequences of inflammation in response to the infection, including the inflammation caused by antibiotic-driven bacterial lysis; and
●	Being unlikely to generate bacterial resistance since the IDR acts on the host, and not the pathogen.

Importantly, systemic inflammation and multi-organ failure is the ultimate common outcome of not only emerging and/or antibiotic-resistant infectious diseases, but also of most biothreat agents (e.g., Burkholderia pseudomallei), indicating that dusquetide would be applicable not only to antibiotic-resistant infection, but also to biothreat agents, especially where the pathogen is not known and/or has been engineered for enhanced antibiotic resistance.

IDRs such as dusquetide can change the downstream balance between anti-infective/tissue-healing activities and inflammatory activities of the innate immune system. Dusquetide increases host anti-infective responses, including increased macrophage recruitment to the site of infection, enhanced bacterial clearance and survival in acute animal infection models. Because dusquetide is a host-directed therapeutic, it is not susceptible to mechanisms of antibiotic resistance, is agnostic to the causative agent and is complementary to (and even synergistic with) antibiotics. Unlike antibiotics, IDRs also modulate the inflammatory response, decreasing the often deleterious consequences of excessive inflammation. The IDR mechanism and activity has been extensively tested in animals, including both antibiotic resistant infection and biothreat agents (e.g., Burkholderia pseudomallei) and published.

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

Revenue Recognition

Our revenues are primarily generated from government contracts. The revenue from government contracts is based upon subcontractor costs and internal costs incurred that are specifically covered by the contracts, plus a facilities and administrative rate that provides funding for overhead expenses and management fees. These revenues are recognized when expenses have been incurred by subcontractors or when we incur reimbursable internal expenses that are related to the government contracts.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2017 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2017 and December 31, 2016.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2017 Compared to June 30, 2016

For the three months ended June 30, 2017, we had a net loss of $2,311,598 as compared to a net loss of $92,775 for the same period in the prior year, representing an increase in the net loss of $2,218,823 or 2,392%. For the six months ended June 30, 2017, we had a net loss of $4,045,035 as compared to a net loss of $1,242,208 for the same period in the prior year, representing an increase of $2,802,827 or 226%. Included in the net loss for the three months and six months ended June 30, 2016 is non-cash income of $525,328 and $1,285,485, respectively, representing the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing, which were reclassified to equity in November 2016.

For the three and six months ended June 30, 2017, revenues related to government contracts awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax®, our ricin toxin vaccine program. For the three months ended June 30, 2017, we had revenues of $990,971 as compared to $3,160,050 for the same period in the prior year, representing a decrease of $2,169,079 or 69%. For the six months ended June 30, 2017, we had revenues of $2,321,855 as compared to $5,791,037 for the same period in the prior year, representing a decrease of $3,469,182 or 60%. The decrease in revenues was a result of the completion of the NIAID contract during the first quarter of 2017, along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period.

We incurred costs related to those revenues for the three months ended June 30, 2017 and 2016 of $677,167 and $2,342,539, respectively, representing a decrease of $1,665,372, or 71%. For the six months ended June 30, 2017, costs related to revenues were $1,764,482 as compared to $4,574,874 for the same period in the prior year, representing a decrease of $2,810,392 or 61%. The decrease in costs was a result of the decrease in revenues from the completion of the NIAID and BARDA contracts.

Our gross profit for the three months ended June 30, 2017 was $313,804 or 32%, as compared to $817,511 or 26%, for the same period in 2016, representing a decrease of $503,707 or 62%. For the six months ended June 30, 2017, gross profit was $557,373 or 24%, as compared to $1,216,163 or 21% for the same period in the prior year, representing a decrease of $658,790 or 54%. The decrease in gross profit is consistent with the decrease in revenues. Under our RiVax® contract with NIAID, we received a milestone fee for completion of a study in the second quarter of 2017, resulting in the increase in gross profit percentage of 6% and 3% for the three and six months ended June 30, 2017, respectively.

Research and development expenses were $1,783,714 for the three months ended June 30, 2017 as compared to $827,832 for the same period in 2016, representing an increase of $955,882 or 115%. For the six months ended June 30, 2017, research and development expenses were $3,001,254 compared to $2,256,332 for the same period in 2016, representing an increase of $744,922 or 33%. The increase in research and development spending was related to expenditures incurred in the preparation and initiation of the Phase 3 clinical trial of SGX942 as well as the ongoing Phase 3 clinical trial of SGX301.

General and administrative expenses were $846,919 for the three months ended June 30, 2017 as compared to $999,637 for the same period in 2016, representing a decrease of $152,718 or 15%. For the six months ended June 30, 2017, general and administrative expenses were $1,611,138 compared to $1,875,494, representing a decrease of $264,356 or 14%. The decrease is primarily related to a decrease in professional fees, as well as a decrease in our employee share-based compensation expenses.

Other income for the three months ended June 30, 2017 was $5,231 as compared $917,183 for the same period in 2016, representing a decrease of $911,952 or 99%. For the six months ended June 30, 2017 and 2016, total other income was $9,984 and $1,673,455, respectively, representing a decrease of $1,663,471 or 99%. The change in both the three and six months ended June 30, 2017 is primarily due to the change in the fair value of the warrant liability for the three and six months ended June 30, 2016 resulting in $525,328 and $1,285,485 of other income, respectively. In addition, $390,599 was included in other income for the three and six months ended June 30, 2016 related to an amount that had previously been accrued. We were notified during the quarter ended June 30, 2016 that the amount was no longer considered outstanding by the counterparty and therefore reversed the amount accrued, resulting in other income.

Financial Condition

Cash and Working Capital

As of June 30, 2017, we had cash and cash equivalents of $5,813,863 as compared to $8,772,567 as of December 31, 2016, representing a decrease of $2,958,704 or 34%. As of June 30, 2017, we had working capital of $3,506,121 as compared to working capital of $7,243,918 as of December 31, 2016, representing a decrease of $3,737,797 or 52%. The decrease in cash and cash equivalents and working capital is primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the preparation and initiation of the Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $16.3 million in active government contract funding still available to support our associated research programs through 2017 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $530,143 in proceeds from the sale of NJ NOL in 2016, we expect to participate in the program during 2017 and beyond as long as the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	We have $10.3 million available from an equity facility expiring in March 2019; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.8 million before any contract reimbursements, of which $6.7 million relates to the BioTherapeutics business and $4.1 million relates to the Vaccines/BioDefense business. We anticipate contract revenues in the next 12 months of approximately $4.1 million to offset research and development expenses of the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30:

	2017	2016
Research & Development Expenses
Oral BDP	$-	$212,682
RiVax® and ThermoVax® Vaccines	216,741	161,638
Dusquetide (SGX942)	1,639,689	258,712
SGX943	42	1,614
SGX301	953,186	1,407,912
Other	191,596	213,774
Total	3,001,254	2,256,332

Reimbursed under Government Contracts
OrbeShield®	171,618	2,261,724
RiVax® and ThermoVax® Vaccines	1,592,864	2,313,150
Total	1,764,482	4,574,874

Grand Total	$4,765,736	$6,831,206

Contractual Obligations

We have commitments of approximately $450,000 as of June 30, 2017 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of June 30, 2017, no milestone or royalty payments have been paid or accrued.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of June 30, 2017, no milestone payments have been made or accrued.

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

As a result of these above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2017	$50,000	$75,500	$125,500
2018	100,000	52,000	152,000
2019	100,000	-	100,000
2020	100,000	-	100,000
2021	100,000	-	100,000
Total	$450,000	$127,500	$577,500

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 24, 2017, we sold 10,000 shares of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an aggregate price of $23,100, and issued to Lincoln Park 96 additional shares of common stock as a commitment fee. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. Lincoln Park represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act; is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through Lincoln Park’s business relationship with us, to information about us.

ITEM 5 – OTHER INFORMATION

On August 11, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co. (“FBR”) to sell shares of the Company’s common stock, with aggregate gross proceeds of up to $4,800,000, from time to time, through an “at-the-market” equity offering program under which FBR will act as sales agent.

Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, FBR may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The NASDAQ Capital Market, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices, and/or any other method permitted by law. The Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Sales Agreement may be terminated by the Company upon notice to FBR or by FBR upon notice to the Company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company.

The Sales Agreement provides that FBR will be entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. The Company has no obligation to sell any shares under the Sales Agreement, and may suspend solicitation and offers under the Sales Agreement. The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-217738) and a Prospectus Supplement to be filed on August 11, 2017 with the U.S. Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement. The Company has agreed in the Sales Agreement to provide indemnification and contribution to FBR against certain liabilities, including liabilities under the Securities Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

August 11, 2017	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2017	by	/s/ Karen Krumeich
Karen Krumeich
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

1.1	At Market Issuance Sales Agreement dated August 11, 2017 between Soligenix, Inc. and FBR Capital Markets & Co.

5.1	Opinion of Duane Morris LLP.

23.1	Consent of Duane Morris LLP (included in Exhibit 5.1).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.