Form 10-Q
period 2017-09-30
SOLIGENIX, INC.
filed 2017-11-06
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 3, 2017, 8,730,640 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	2
	Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2017 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4	Controls and Procedures	39

Part II	OTHER INFORMATION

Item 1A	Risk Factors	40
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 5	Other Information	40
Item 6	Exhibits	42

SIGNATURES		41

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,999,153	$8,772,567
Contracts and grants receivable	634,871	1,206,777
Prepaid expenses	120,593	134,431
Total current assets	5,754,617	10,113,775
Office furniture and equipment, net	16,997	26,702
Intangible assets, net	80,818	126,628
Total assets	$5,852,432	$10,267,105

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,477,660	$1,708,091
Accrued expenses	1,091,263	806,118
Accrued compensation	138,687	355,648
Total current liabilities	2,707,610	2,869,857

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 25,000,000 and 10,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively; 5,922,896 shares and 5,470,032 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	5,923	5,470
Additional paid-in capital	158,269,990	157,514,740
Accumulated deficit	(155,131,091)	(150,122,962)
Total shareholders’ equity	3,144,822	7,397,248
Total liabilities and shareholders’ equity	$5,852,432	$10,267,105

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Contract revenue	$1,395,234	$2,959,254	$3,717,089	$8,750,291
Grant revenue	426,832	-	426,832	-
Total revenues	1,822,066	2,959,254	4,143,921	8,750,291
Cost of revenues	(1,474,151)	(2,630,046)	(3,238,633)	(7,204,920)
Gross profit	347,915	329,208	905,288	1,545,371

Operating expenses:
Research and development	605,719	1,177,263	3,606,973	3,433,595
General and administrative	711,819	650,762	2,322,957	2,526,255
Total operating expenses	1,317,538	1,828,025	5,929,930	5,959,850
Loss from operations	(969,623)	(1,498,817)	(5,024,642)	(4,414,479)
Other income (expense):
Change in fair value of warrant liability	-	(176,293)	-	1,109,192
Other income (expense)	(789)	-	(789)	390,599
Interest income (expense)	7,318	1,893	17,302	(736)
Total other income (expense)	6,529	(174,400)	16,513	1,499,055
Net loss	$(963,094)	$(1,673,217)	$(5,008,129)	$(2,915,424)
Basic net loss per share	$(0.17)	$(0.49)	$(0.89)	$(0.90)
Diluted net loss per share	$(0.17)	$(0.49)	$(0.89)	$(1.20)
Basic weighted average common shares outstanding	5,757,973	3,432,081	5,610,767	3,245,653
Diluted weighted average common shares outstanding	5,757,973	3,432,081	5,610,767	3,347,837

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2016	5,470,032	$5,470	$157,514,740	$(150,122,962)	$7,397,248
Issuance of common stock pursuant to Lincoln Park Equity Line	50,483	50	115,880	-	115,930
Issuance of common stock pursuant to FBR At-the-Market Sales Agreement	199,756	200	451,770	-	451,970
Costs associated with FBR At-the-Market Sales Agreement	-	-	(146,878)	-	(146,878)
Issuance of common stock from cashless exercise of warrants	200,125	200	(200)	-	-
Issuance of common stock to vendors	2,500	3	5,922	-	5,925
Share-based compensation expense	-	-	328,756	-	328,756
Net loss	-	-	-	(5,008,129)	(5,008,129)
Balance, September 30, 2017	5,922,896	$5,923	$158,269,990	$(155,131,091)	$3,144,822

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2017	2016

Operating activities:
Net loss	$(5,008,129)	$(2,915,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	57,647	67,902
Amortization of discount on debt	-	7,281
Share-based compensation	328,756	453,935
Gain on settlement of liability	-	(390,599)
Issuance of common stock for services	5,925	52,500
Change in fair value of warrant liability	-	(1,109,192)
Change in operating assets and liabilities:
Contracts and grants receivable	571,906	287,580
Prepaid expenses	13,838	18,653
Accounts payable and accrued expenses	54,714	206,881
Accrued compensation	(216,961)	(236,430)
Total adjustments	815,825	(641,489)
Net cash used in operating activities	(4,192,304)	(3,556,913)

Investing activities:

Purchases of office furniture and equipment	(2,132)	(7,161)
Net cash used in investing activities	(2,132)	(7,161)

Financing activities:
Proceeds from issuance of common stock pursuant to the equity line	115,930	1,639,110
Stock issuance costs associated with equity line purchase agreement	-	(41,381)
Repayment of notes payable	-	(300,000)
Proceeds from issuance of common stock to SciClone	-	3,000,000
Proceeds from issuance of common stock pursuant to FBR At-the-Market Sales Agreement	451,970	-
Costs associated with FBR At-the-Market Sales Agreement	(146,878)	-
Net cash provided by financing activities	421,022	4,297,729

Net increase (decrease) in cash and cash equivalents	(3,773,414)	733,655
Cash and cash equivalents at beginning of period	8,772,567	4,921,545
Cash and cash equivalents at end of period	$4,999,153	$5,655,200

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

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from BARDA and NIAID. The Company is currently developing RiVax® under a NIH contract of up to $24.7 million over six years, and SGX301 and SGX942 under two separate NIH grants of approximately $1.5 million each over two years. The NIAID contract for the development of OrbeShield® was completed during the first quarter of 2017 along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2017, the Company had an accumulated deficit of $155,131,091. During the nine months ended September 30, 2017, the Company incurred a net loss of $5,008,129 and used $4,192,304 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. Based on the Company’s approved operating budget, management believes that it will have sufficient capital to meet the anticipated cash needs for working capital and capital expenditures through at least December 31, 2018. Based on the Company’s current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”), proceeds remaining from the sale of the Company’s common stock pursuant to the At-the-Market (“ATM”) Sales Agreement with FBR Capital Markets & Co. (“FBR”) and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures through at least December 31, 2018.

As of September 30, 2017, the Company had cash and cash equivalents of $4,999,153 as compared to $8,772,567 as of December 31, 2016, representing a decrease of $3,773,414 or 43%. As of September 30, 2017, the Company had working capital of $3,047,007 as compared to working capital of $7,243,918 as of December 31, 2016, representing a decrease of $4,196,911 or 58%. The decrease is primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in preparation and initiation of the Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue site initiation and enrollment of the pivotal Phase 3 trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;

●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease contingent upon additional funding, such as through partnership and/or government funding support;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology, to develop new heat stable vaccines in biodefense with NIAID support;

●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $20.6 million in active government contract and grant funding still available to support its associated research programs through 2017 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. The Company expects to receive $416,809 in net proceeds in 2017 from the sale of the NOL. The Company expects to participate in the program during 2018 and beyond as long as the program is available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	The Company has $10.2 million available from an equity facility expiring in March 2019;

●	The Company has $4.3 million remaining from the ATM agreement with FBR; and

●	The Company may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company evaluates additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Contracts and Grants Receivable

Contracts and grants receivable consist of amounts due from contracts from BARDA and NIAID, an institute of the NIH, and from various grants from the NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the nine months ended September 30, 2017 and 2016.

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

The Company did not record any impairment of long-lived assets for the nine months ended September 30, 2017 and 2016.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

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

For the nine months ended September 30, 2017 and 2016, the Company issued stock options at a weighted average exercise price of $2.55 and $7.72 per share, respectively. The fair value of options issued during the nine months ended September 30, 2017 and 2016 were estimated using the Black-Scholes option-pricing model and the following assumptions:

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2017 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2017 and December 31, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss for basic earnings per share	$(963,094)	$(1,673,217)	$(5,008,129)	$(2,915,424)
Less change in fair value of warrant liability	-	-	-	1,109,192
Net loss for diluted earnings per share	(963,094)	(1,673,217)	(5,008,129)	(4,024,616)
Denominator:
Weighted-average basic common shares outstanding	5,757,973	3,432,081	5,610,767	3,245,653
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	-	-	102,184
Denominator for diluted earnings per share – adjusted weighted-average shares	5,757,973	3,432,081	5,610,767	3,347,837
Basic net loss per share	$(0.17)	$(0.49)	$(0.89)	$(0.90)
Diluted net loss per share	$(0.17)	$(0.49)	$(0.89)	$(1.20)

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common stock purchase warrants	2,603,575	492,614	2,603,575	188,920
Stock options	510,055	299,752	510,055	299,752
Total	3,113,630	792,366	3,113,630	488,672

The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2017 were $9.93 and $4.45 per share, respectively, and at September 30, 2016 were $18.20 and $7.38 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
September 30, 2017
Licenses	$462,234	$381,416	$80,818
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,274,601	$80,818
December 31, 2016
Licenses	$462,234	$361,044	$101,190
Patents	1,893,185	1,867,747	25,438
Total	$2,355,419	$2,228,791	$126,628

Amortization expense was $14,963 and $15,589 for the three months ended September 30, 2017 and 2016, respectively, and $45,810 and $46,424 for the nine months ended September 30, 2017 and 2016, respectively.

Based on the balance of licenses and patents at September 30, 2017, future amortization expense is expected to be as follows:

Amortization Expense
October 1 thru December 31, 2017	$15,990
2018	$37,300
2019	$27,528

License fees and royalty payments are expensed as incurred as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30, 2017	December 31, 2016

Clinical trial expenses	$959,481	$741,174
Other	131,782	64,944
Total	$1,091,263	$806,118

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

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

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

The Company has no tax provision for the three and nine month periods ended September 30, 2017 and 2016 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 8. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the nine months ended September 30, 2017, the Company issued the following shares of common stock:

●	On January 3, 2017, the Company issued 2,500 shares to a vendor for partial consideration for services performed. The fair value of the fully vested shares was $2.37 per share;

●	On May 4, 2017, warrants to purchase a total of 250,000 shares were exercised on a cashless basis and as a result 200,125 shares of common stock were issued;

●	On May 24, 2017, the Company issued 10,096 shares of common stock pursuant to the equity line with Lincoln Park;

●	In July 2017, the Company issued 40,387 shares of common stock pursuant to the equity line with Lincoln Park;

●	Between August 14 and September 30, 2017, the Company issued FBR 199,756 shares of common stock pursuant to the ATM agreement.

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The 2016 Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (“Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. At September 30, 2017, the Company has $10.2 million available from this equity line which expires in March 2019.

On August 11, 2017, the Company entered into an At Market Issuance Sales Agreement with FBR to sell shares of the Company’s common stock, with aggregate gross proceeds of up to $4,800,000, from time to time, through an “at-the-market” equity offering program under which FBR acts as sales agent. Under the Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provides that FBR is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. The offering costs incurred to register the shares pursuant to the Sales Agreement was approximately $131,000. The Company has no obligation to sell any shares under the Sales Agreement, and may suspend solicitation and offers under the Sales Agreement. The shares are issued pursuant to the Company’s shelf registration statement on Form S-3 and the Prospectus Supplement filed August 11, 2017 with the U.S. Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement. At September 30, 2017, the Company had $4.3 million gross proceeds remaining to be sold under this Sales Agreement which expires August 2020.

Note 9. Commitments and Contingencies

The Company has commitments of approximately $425,000 as of September 30, 2017 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of September 30, 2017, no milestones or royalty payments have been paid or accrued.

In December 2014, the Company entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months was approximately $12,300 per month, or approximately $20.85 per square foot. This rent increased to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months and increased to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease. In October 2017, the lease was amended through October 2020. The rent for the first 12 months will be approximately $11,367 per month, or approximately $22.00 per square foot. The rent will increase to approximately $11,625 per month, or approximately $22.50 per square foot, for the next 12 months and increase to approximately $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of September 30, 2017, no milestones or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2017	$25,000	$37,329	$62,329
2018	100,000	138,697	238,697
2019	100,000	140,017	240,017
2020	100,000	118,833	218,833
2021	100,000	-	100,000
Total	$425,000	$434,876	$859,876

Note 10. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended September 30,
	2017	2016
Contract/Grant Revenue
Vaccines/BioDefense	$1,395,234	$2,959,254
BioTherapeutics	426,832	-
Total	$1,822,066	$2,959,254

Income (Loss) from Operations
Vaccines/BioDefense	$48,840	$239,012
BioTherapeutics	(161,463)	(908,086)
Corporate	(857,000)	(829,743)
Total	$(969,623)	$(1,498,817)

Amortization and Depreciation Expense
Vaccines/BioDefense	$9,279	$10,090
BioTherapeutics	7,792	10,313
Corporate	905	2,063
Total	$17,976	$22,466

Other Income (Expense), Net
Corporate	$6,529	$(174,400)

Share-Based Compensation
Vaccines/BioDefense	$11,303	$25,164
BioTherapeutics	22,827	30,496
Corporate	53,952	61,590
Total	$88,082	$117,250

	Nine Months Ended September 30,
	2017	2016
Contract/Grant Revenue
Vaccines/BioDefense	$3,717,089	$8,750,291
BioTherapeutics	426,832	-
Total	4,143,921	$8,750,291

Income (Loss) from Operations
Vaccines/BioDefense	$382,710	$1,291,123
BioTherapeutics	(2,763,279)	(2,822,766)
Corporate	(2,644,073)	(2,882,836)
Total	$(5,024,642)	$(4,414,479)

Amortization and Depreciation Expense
Vaccines/BioDefense	$28,659	$30,150
BioTherapeutics	25,436	31,309
Corporate	3,552	6,443
Total	57,647	$67,902

Other Income, Net
Corporate	$16,513	$1,499,055

Share-Based Compensation
Vaccines/BioDefense	44,274	77,393
BioTherapeutics	95,424	96,313
Corporate	189,058	280,229
Total	$328,756	$453,935

	As of September 30, 2017	As of December 31, 2016
Identifiable Assets
Vaccines/BioDefense	$649,268	$1,297,986
BioTherapeutics	75,327	49,422
Corporate	5,127,837	8,919,698
Total	$5,852,432	$10,267,105

Note 11. Subsequent Events

On October 31, 2017, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company agreed to issue and sell an aggregate of 1,575,500 shares (the “Public Offering Shares”) of its common stock, par value $0.001 per share, in a registered direct offering (the “Public Offering”). The Public Offering Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (“the Registration Statement”) initially filed with the Securities and Exchange Commission on May 5, 2017 (which was declared effective on August 11, 2017).

In a concurrent private placement, the Company also agreed, pursuant to additional securities purchase agreements, to issue and sell to certain of the purchasers of the Public Offering an aggregate of 982,000 shares (the “Private Placement Shares”) of common stock (the “Private Placement”). The offer and sale of the Private Placement Shares are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement. Also on October 31, 2017, the Company entered into registration rights agreements with the purchasers in the Private Placement, pursuant to which the Company agreed to file with the Commission a registration statement to register for resale under the Securities Act the Private Placement Shares.

The per share purchase price for the Public Offering Shares and the Private Placement Shares was $2.00. The per share closing price of the common stock on October 30, 2017 was $1.84. The closing of the offerings occurred on November 3, 2017. The gross proceeds from the offerings were $5.1 million. The Company expects the aggregate net proceeds from the offerings, after deducting the placement agents’ fees and other estimated offering expenses, to be approximately $4.6 million.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax® to protect against exposure to ricin toxin. We have advanced the development of OrbeShield® for the treatment of GI ARS with funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and grants from the NIAID.

An outline of our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue site initiation and enrollment of the pivotal Phase 3 trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;

●	Initiate a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease contingent upon additional funding, such as through partnership and/or government funding support;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense with NIAID funding support;

●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in December 2015, with data expected in the second half of 2018

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported;
Phase 3 clinical trial initiated July 2017, with data expected in the first half of 2019

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated;
Phase 3 clinical trial planned for the first half of 2018, with data expected in the second half of 2019

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1b trial complete, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the first half of 2018

OrbeShield®	Therapeutic against GI ARS	Pre-clinical program initiated

SGX943	Therapeutic against Infectious Diseases	Pre-clinical

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

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015 and are actively enrolling patients. The Phase 3 protocol is expected to be a highly powered, double-blind, randomized, placebo-controlled, multicenter trial and will seek to enroll approximately 120 evaluable subjects. The trial will consist of three treatment cycles, each of eight weeks duration. Treatments will be administered twice weekly for the first six weeks and treatment response will be determined at the end of the eighth week. In the first treatment cycle, approximately 80 subjects will receive SGX301 and 40 will receive placebo treatment of their index lesions. In the second cycle, all subjects will receive SGX301 treatment of their index lesions, and in the third cycle all subjects will receive SGX301 treatment of all of their lesions. Subjects will be followed for an additional nine months after the completion of treatment. The primary efficacy endpoint will be assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures will assess treatment response including duration, degree of improvement, time to relapse and safety.

During September 2017 we announced the National Cancer Institute (“NCI”), part of the National Institutes of Health (“NIH”) awarded us a Small Business Innovation Research (“SBIR”) grant of approximately $1.5 million over two years to support the conduct of our pivotal, Phase 3, randomized, double-blind, placebo-controlled study evaluating SGX301 (synthetic hypericin) as a treatment for CTCL.

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

Dusquetide is based on a new class of short, synthetic peptides known as IDRs. It has a novel mechanism of action in that it modulates the body’s reaction to both injury and infection and is both simultaneously anti-inflammatory and anti-infective. IDRs have no direct antibiotic activity but modulate host responses, increasing survival after infections with a broad range of bacterial Gram-negative and Gram-positive pathogens including both antibiotic sensitive and resistant strains, as well as accelerating resolution of tissue damage following exposure to a variety of agents including bacterial pathogens, trauma and chemo- or radiation-therapy. IDRs represent a novel approach to the control of infection and tissue damage via highly selective binding to an intracellular adaptor protein, sequestosome-1, also known as p62, which has a pivotal function in signal transduction during activation and control of the innate defense system. Preclinical data indicate that IDRs may be active in models of a wide range of therapeutic indications including life-threatening bacterial infections as well as the severe side-effects of chemo- and radiation-therapy. Additionally, due to selective binding to p62, dusquetide may have potential anti-tumor action.

Dusquetide has demonstrated efficacy in numerous animal disease models including mucositis, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. Dusquetide was shown to have a good safety profile and be well-tolerated in all dose groups when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. Dusquetide is the subject of an open Investigational New Drug (“IND”) application which has been cleared by the FDA. We believe that market opportunities for dusquetide include, but are not limited to, oral and gastrointestinal mucositis, acute Gram-positive bacterial infections (e.g., methicillin resistant Staphylococcus aureus (MRSA)), acute Gram-negative infections (e.g., acinetobacter, melioidosis), and acute radiation syndrome.

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

We initiated a Phase 2 clinical study of SGX942 for the treatment of oral mucositis in head and neck cancer patients in December of 2013. We completed enrollment in this trial in the second half of 2015, and in December 2015 released positive preliminary results. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of severe oral mucositis by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. The p-values met the prospectively defined statistical threshold of p<0.1 in the study protocol. In addition to identifying the best dose of 1.5 mg/kg, this study achieved all objectives, including increased incidence of “complete response” of tumor at the one month follow-up visit (47% in placebo vs. 63% in SGX942 at 1.5 mg/kg). Decreases in mortality and decreases in infection rate were also observed with SGX942 treatment, consistent with the preclinical results observed in animal models. SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. The long-term (12 month) follow-up data was consistent with the preliminary positive safety and efficacy findings. While the placebo population experienced the expected 12-month survival rate of approximately 80%, as defined in the Surveillance, Epidemiology, and End Results statistics 1975-2012 from the National Cancer Institute, the SGX942 1.5 mg/kg treatment group reported a 12-month survival rate of 93% (7% mortality in the SGX942 1.5 mg/kg group compared to 19% in the placebo group). Similarly, tumor resolution (complete response) at 12 months was better in the SGX942 1.5 mg/kg treatment group relative to the placebo population (80% in the 1.5 mg/kg group compared to 74% in the placebo group). The long-term follow-up results from the Phase 2 study are reviewed in “Dusquetide: Reduction in Oral Mucositis associated with Enduring Ancillary Benefits in Tumor Resolution and Decreased Mortality in Head and Neck Cancer Patients” published online in Biotechnology Reports and available at the following link: https://doi.org/10.1016/j.btre.2017.05.002. In addition to safety, evaluations of other secondary efficacy endpoints, such as the utilization of opioid pain medication, indicated that the SGX942 1.5mg/kg treatment group had a 40% decrease in the use of opioids at the later stage of the treatment phase of the trial, when oral mucositis is usually most severe and expected to increase paid medication use. This was in contrast to the placebo group, which demonstrated a 10% increase in use of opioids over this same period. Data from this Phase 2 trial was published online in the Journal of Biotechnology. The publication also delineates the supportive nonclinical data in this indication, demonstrating consistency in the qualitative and quantitative biological response, including dose response, across the nonclinical and clinical data sets. The results are available at the following link: http://authors.elservier.com/sd/article/S01681656116315668.

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

We had been working with leading oncology centers, a number of which participated in the Phase 2 study, to advance this Phase 3 clinical trial referred to as the “DOM–INNATE” study (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity). Based on the positive and previously published Phase 2 results (Study IDR-OM-01), the pivotal Phase 3 clinical trial (Study IDR-OM-02) will be a highly powered, double-blind, randomized, placebo-controlled, multinational trial that will seek to enroll approximately 190 subjects with squamous cell carcinoma of the oral cavity and oropharynx who are scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects will be randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study will be the median duration of severe oral mucositis, which will be assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis will be evaluated using the WHO Grading system. Severe oral mucositis is defined as a WHO Grade of ≥3. Subjects will be followed for an additional 12 months after the completion of treatment.

During July 2017, we initiated our pivotal Phase 3 study with a controlled roll-out of U.S. study sites, and will follow with the addition of European centers in 2018.

During September 2017, the National Institute of Dental and Craniofacial Research (“NIDCR”), part of the NIH, awarded us a SBIR grant of approximately $1.5 million over two years to support the conduct of our Phase 3, multinational, randomized, double-blind, placebo-controlled study evaluating SGX942 (dusquetide) as a treatment for severe oral mucositis in patients with head and neck cancer receiving CRT.

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

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. In 2012, we completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year SBIR grant awarded by the NIH. We continue to work with our Radiation Enteritis medical advisors to identify additional funding opportunities to support the clinical development program.

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

We also entered into a collaboration agreement with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, University of Hawaiʻi at Manoa (“UH Manoa”) and Hawaii Biotech, Inc. (“HBI”) to develop a heat stable subunit Ebola vaccine. Dr. Lehrer, a co-inventor of the Ebola vaccine with HBI, has shown proof of concept efficacy with subunit Ebola vaccines in non-human primates. The most advanced Ebola vaccines involve the use of vesicular stomatitis virus and adenovirus vectors – live, viral vectors which complicate the manufacturing, stability and storage requirements. Dr. Lehrer’s vaccine candidate is based on highly purified recombinant protein antigens, circumventing many of these manufacturing difficulties. Dr. Lehrer and HBI have developed a robust manufacturing process for the required proteins. Application of ThermoVax® may allow for a product that can avoid the need for cold chain distribution and storage, yielding a vaccine ideal for use in both the developed and developing world. Although this agreement has expired in accordance with its terms, we expect to extend the period of the agreement or enter into another agreement with Dr. Lehrer and HBI to replace this agreement.

During September 2017 we announced we will be participating in a Research Project (R01) grant awarded to the University of Hawai’i at Manoa for the development of a thermostabilized Ebola vaccine, with our awarded funding of approximately $700,000 over 5 years. Previous collaborations demonstrated the feasibility of developing a heat stable subunit Ebola vaccine. Under the terms of the subaward, we will continue to support vaccine formulation development with our proprietary vaccine thermostabilization technology, ThermoVax®. Ultimately, the objective is to produce a thermostable trivalent filovirus vaccine for protection against Ebola and related diseases, allowing worldwide distribution without the need for cold storage.

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

During June 2017 NIAID exercised an option for the evaluation of RiVax® to fund additional animal efficacy studies. The exercised option will provide us with approximately $2.0 million in additional funding. Additionally, during August 2017 NIAID exercised an option to fund GMP (good manufacturing practices) compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised option will provide us with approximately $2.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, of which $17.9 million is still available. If all contract options are exercised, the total award of up to $24.7 million will support the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the U.S. FDA.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years varying from between $125 million to $350 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($2.7 million in 2017).

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

SGX943 – for Treating Emerging and/or Antibiotic-Resistant Infectious Diseases

SGX943 is an IDR, containing the same active ingredient as SGX942. Dusquetide is a fully synthetic, 5-amino acid peptide with high aqueous solubility and stability. Extensive in vivo preclinical studies have demonstrated enhanced clearance of bacterial infection with SGX943 administration. SGX943 has shown efficacy against both gram-negative and gram-positive bacterial infections in preclinical models, independent of whether the bacteria is antibiotic-resistant or antibiotic-sensitive.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2017 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2017 and December 31, 2016.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to September 30, 2016

For the three months ended September 30, 2017, we had a net loss of $963,094 as compared to a net loss of $1,673,217 for the same period in the prior year, representing a decrease in the net loss of $710,123 or 42%. For the nine months ended September 30, 2017, we had a net loss of $5,008,129 as compared to a net loss of $2,915,424 for the same period in the prior year, representing an increase in the net loss of $2,092,705 or 72%. Included in the net loss for the three months and nine months ended September 30, 2016 is non-cash expense of $176,293, and non-cash income of $1,109,192, respectively, representing the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing, which were reclassified to equity in November 2016.

For the three and nine months ended September 30, 2017, revenues related to government contracts awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax®, our ricin toxin vaccine program, as well as grants awarded in support of our pivotal Phase 3 clinical trials of SGX301, for the treatment of CTCL, and SGX942, for the treatment of oral mucositis in head and neck cancer. For the three months ended September 30, 2017, we had revenues of $1,822,066 as compared to $2,959,254 for the same period in the prior year, representing a decrease of $1,137,188 or 38%. For the nine months ended September 30, 2017, we had revenues of $4,143,921 as compared to $8,750,291 for the same period in the prior year, representing a decrease of $4,606,370 or 53%. The decrease in revenues was a result of the completion of the NIAID contract during the first quarter of 2017, along with the BARDA contract base period, with BARDA electing not to extend the current contract beyond the base period. This was partially offset by an increase in grant revenue for the three months ended September 30, 2017.

We incurred costs related to those revenues for the three months ended September 30, 2017 and 2016 of $1,474,151 and $2,630,046, respectively, representing a decrease of $1,155,895, or 44%. For the nine months ended September 30, 2017, costs related to revenues were $3,238,633 as compared to $7,204,920 for the same period in the prior year, representing a decrease of $3,966,287 or 55%. The decrease in costs was primarily the result of the decrease in revenues from the completion of the NIAID and BARDA contracts.

Our gross profit for the three months ended September 30, 2017 was $347,915 or 19% of revenues, as compared to $329,208 or 11% of revenues for the same period in 2016, representing an increase of $18,707 or 8% of revenues. For the nine months ended September 30, 2017, gross profit was $905,288 or 22% of revenues, as compared to $1,545,371 or 18% of revenues for the same period in 2016, representing a decrease of $640,083. The increase in gross profit percentage of 4% for the nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily attributable to higher amounts of reimbursement in 2017 for certain contractor and employee expenses from contracts and grants, as well as management and administrative fees from the two grants awarded in 2017 in support of our pivotal Phase 3 trials of SGX301 and SGX942.

Research and development expenses were $605,719 for the three months ended September 30, 2017 as compared to $1,177,263 for the same period in 2016, representing a decrease of $571,544 or 49%. For the nine months ended September 30, 2017, research and development expenses were $3,606,973 compared to $3,433,595 for the same period in 2016, representing an increase of $173,378 or 5%. The decrease in research and development spending for the three months ended September 30, 2017 was primarily due to the two grants awarded in which certain research and development expenses are reimbursable under the terms of the grants. As a result, the expenditures for those research and development expenses are recorded in cost of revenues. The increase in research and development spending for the nine months ended September 30, 2017 was related to expenditures incurred in the preparation and initiation of the Phase 3 clinical trial of SGX942 as well as the ongoing Phase 3 clinical trial of SGX301.

General and administrative expenses were $711,819 for the three months ended September 30, 2017 as compared to $650,762 for the same period in 2016, representing an increase of $61,057 or 9%. For the nine months ended September 30, 2017, general and administrative expenses were $2,322,957 compared to $2,526,255, representing a decrease of $203,298 or 8%. The increase in general and administrative expenses for the three months ended September 30, 2017 is primarily related to an increase in professional consulting fees. The decrease in general and administrative expenses for the nine months ended September 30, 2017 is primarily related to a decrease in our compensation expenses, including stock option expense.

Other income (expense) for the three months ended September 30, 2017 was $6,529 as compared $(174,400) for the same period in 2016, representing an increase in other income of $180,929 or 104%. For the nine months ended September 30, 2017 and 2016, total other income was $16,513 and $1,499,055, respectively, representing a decrease of $1,482,542 or 99%. The change in both the three and nine months ended September 30, 2017 is primarily due to the change in the fair value of the warrant liability for the three and nine months ended September 30, 2016 resulting in $(176,293) and $1,109,192 of other income (expense). In addition, $390,599 was included in other income for the nine months ended September 30, 2016 related to an amount that had previously been accrued. We were notified during the quarter ended June 30, 2016 that the amount was no longer considered outstanding by the counterparty and therefore reversed the amount accrued, resulting in other income.

Financial Condition

Cash and Working Capital

As of September 30, 2017, we had cash and cash equivalents of $4,999,153 as compared to $8,772,567 as of December 31, 2016, representing a decrease of $3,773,414 or 43%. As of September 30, 2017, we had working capital of $3,047,007 as compared to working capital of $7,243,918 as of December 31, 2016, representing a decrease of $4,196,911 or 58%. The decrease in cash and cash equivalents and working capital is primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the preparation and initiation of the Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park, proceeds remaining from the At-the-Market sale of shares of our common stock with FBR and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $20.6 million in active government contract and grant funding still available to support our associated research programs through 2017 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. We expect to receive $416,809 in net proceeds in 2017 from the sale of the NOL. We expect to participate in the program during 2018 and beyond as long as the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have $10.2 million available from an equity facility expiring in March 2019;

●	We have $4.3 million remaining from the ATM agreement with FBR; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.5 million before any contract or grant reimbursements, of which $7.0 million relates to the BioTherapeutics business and $3.5 million relates to the Vaccines/BioDefense business. We anticipate contract and grant revenues in the next 12 months of approximately $5.5 million to offset research and development expenses of the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30:

	2017	2016
Research & Development Expenses
Oral BDP	$-	$210,038
RiVax® and ThermoVax® Vaccines	339,609	228,274
Dusquetide (SGX942)	1,710,973	1,030,740
SGX943	115	1,628
SGX301	1,213,268	1,559,480
Other	343,008	403,435
Total	3,606,973	3,433,595

Reimbursed under Government Contracts and Grants
OrbeShield®	171,618	3,254,204
RiVax® and ThermoVax® Vaccines	2,779,728	3,950,365
SGX942	128,186	-
SGX301	159,101	-
Other	-	351
Total	3,238,633	7,204,920

Grand Total	$6,845,606	$10,638,515

Contractual Obligations

We have commitments of approximately $425,000 as of September 30, 2017 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of September 30, 2017, no milestone or royalty payments have been paid or accrued.

In December 2014, we entered into a lease agreement through May 31, 2018 for existing and expanded office space. The rent for the first 12 months was approximately $12,300 per month, or approximately $20.85 per square foot. This rent increased to approximately $12,375 per month, or approximately $20.95 per square foot, for the next 12 months, and thereafter to approximately $12,460 per month, or approximately $21.13 per square foot for the remainder of the lease. In October 2017, the lease was amended through October 2020. The rent for the first 12 months will be approximately $11,367 per month, or approximately $22.00 per square foot. The rent will increase to approximately $11,625 per month, or approximately $22.50 per square foot, for the next 12 months and increase to approximately $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of September 30, 2017, no milestone payments have been made or accrued.

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

As a result of these above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2017	$25,000	$37,329	$62,329
2018	100,000	138,697	238,697
2019	100,000	140,017	240,017
2020	100,000	118,833	218,833
2021	100,000	-	100,000
Total	$425,000	$434,876	$859,876

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

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2017, we sold 40,000 shares of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an aggregate price of $92,830, and issued to Lincoln Park 387 additional shares of common stock as a commitment fee. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. Lincoln Park represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act; is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through Lincoln Park’s business relationship with us, to information about us.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

November 6, 2017	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD President and Chief Executive Officer (Principal Executive Officer)

November 6, 2017	by	/s/ Karen Krumeich
Karen Krumeich Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

