Form 10-K
period 2017-12-31
SOLIGENIX, INC.
filed 2018-03-15
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No. 000-16929

SOLIGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1505029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

29 EMMONS DRIVE, SUITE B-10 PRINCETON, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 538-8200

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	Nasdaq
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11,541,350 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2017.

As of March 9, 2018, 8,740,723 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

An outline of our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue site initiation and enrollment of the pivotal Phase 3 trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;

●	Continue development of RiVax® in combination with our ThermoVax® technology, to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

Corporate Information

We were incorporated in Delaware in 1987 under the name Biological Therapeutics, Inc. In 1987 we merged with Biological Therapeutics, Inc., a North Dakota corporation, pursuant to which we changed our name to “Immunotherapeutics, Inc.” We changed our name to “Endorex Corp.” in 1996, to “Endorex Corporation” in 1998, to “DOR BioPharma, Inc.” in 2001, and finally to “Soligenix, Inc.” in 2009. Our principal executive offices are located at 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo;

Phase 3 clinical trial initiated in December 2015, with an interim analysis anticipated in the second half of 2018 and final results expected in the first half of 2019

SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial initiated July 2017, with interim analysis anticipated in the first half of 2019 and final results expected in the second half of 2019

SGX203**	Pediatric Crohn’s Disease

Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated;

Phase 3 clinical trial planned for the second half of 2018, contingent upon additional funding and/or partnership

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the first half of 2018

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Therapeutic Emerging Infectious Disease	Pre-clinical

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

Combined with photoactivation, in clinical trials synthetic hypericin has demonstrated significant anti-proliferative effects on activated normal human lymphoid cells and inhibited growth of malignant T-cells isolated from CTCL patients. In both settings, it appears that the mode of action is an induction of cell death in a concentration as well as a light dose-dependent fashion. These effects appear to result, in part, from the generation of singlet oxygen during photoactivation of hypericin.

Hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, after six weeks of twice weekly therapy, a majority of patients experienced a statistically significant (p<0.04) improvement with SGX301 whereas the placebo was ineffective: 58.3% compared to 8.3%, respectively.

SGX301 has received Orphan Drug designation as well as Fast Track designation from the U.S. Food and Drug Administration (“FDA”). The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 for the treatment of CTCL also was granted Orphan Drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”).

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aims to evaluate the response to SGX301 as a skin directed therapy to treat early stage CTCL. We are actively enrolling patients with approximately thirty CTCL centers across the United States (“U.S.”) participating in this pivotal trial. The Phase 3 protocol is a highly powered, double-blind, randomized, placebo-controlled, multicenter trial and will seek to enroll approximately 120 evaluable subjects. The trial will consist of three treatment cycles, each of eight weeks duration. Treatments will be administered twice weekly for the first six weeks and treatment response will be determined at the end of the eighth week. In the first treatment cycle, approximately 80 subjects will receive SGX301 and 40 will receive placebo treatment of their index lesions. In the second cycle, all subjects will receive SGX301 treatment of their index lesions, and in the third cycle all subjects will receive SGX301 treatment of all of their lesions. The majority of subjects enrolled to date have elected to continue into the third optional, open-label cycle of the study. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders. Subjects will be followed for an additional six months after their last evaluation visit. The primary efficacy endpoint will be assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures will assess treatment response including duration, degree of improvement, time to relapse and safety.

During September 2017, the National Cancer Institute (“NCI”), part of the National Institutes of Health (“NIH”) awarded us a Small Business Innovation Research (“SBIR”) grant of approximately $1.5 million over two years to support the conduct of our pivotal, Phase 3, randomized, double-blind, placebo-controlled study evaluating SGX301 (synthetic hypericin) as a treatment for CTCL.

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

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received Fast Track designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA. In addition, dusquetide has been granted PIM designation in the UK by the MHRA for the treatment of severe oral mucositis in head and neck cancer patients receiving chemoradiation therapy. The U.S. Patent and Trademark Office has granted the patent titled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis”. The newly issued patent claims therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

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

During July 2017, we initiated our pivotal Phase 3 study with a controlled roll-out of U.S. study sites, and will follow with the addition of European centers in 2018. We anticipate that approximately fifty U.S. and European oncology centers will be participating in this pivotal Phase 3 study.

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

SGX203 – for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 Orphan Drug designation as well as Fast Track designation for the treatment of pediatric Crohn’s disease. We will pursue a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease contingent upon additional funding, such as through partnership funding support.

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

During September 2017 we announced we will be participating in a NIAID Research Project (R01) grant awarded to UH Manoa for the development of a trivalent thermostabilized Ebola vaccine, with our awarded funding of approximately $700,000 over five years. Previous collaborations demonstrated the feasibility of developing a heat stable subunit Ebola vaccine. Under the terms of the subaward, we will continue to support vaccine formulation development with our proprietary vaccine thermostabilization technology, ThermoVax®. Ultimately, the objective is to produce a thermostable trivalent filovirus vaccine for protection against Ebola and related diseases, allowing worldwide distribution without the need for cold storage.

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

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved, would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated ricin A chain subunit that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p < 0.0001) preclinical survival results, providing 100% protection against acute lethality in an aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA 112:3782-3787), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax® that contained an aluminum adjuvant (Alum). The results of the Phase 1b study indicated that Alum-adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-1699). We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40°C (104 °F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. We have entered into a collaboration with IDT Biologika GmbH to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

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

During June 2017 NIAID exercised an option for the evaluation of RiVax® to fund additional animal efficacy studies. The exercised option will provide us with approximately $2.0 million in additional funding. Additionally, during August 2017 NIAID exercised an option to fund good manufacturing practices compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised option will provide us with approximately $2.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, of which $17.2 million is still available. If all contract options are exercised, the total award of up to $24.7 million will support the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the FDA. In addition to the ongoing funding of up to $24.7 million for the development of RiVax®, biomarkers for RiVax® testing have been successfully identified, facilitating potential approval under the FDA Animal Rule.

RiVax® has been granted Orphan Drug designation by the FDA for the prevention of ricin intoxication.

Assuming development efforts are successful for RiVax®, we believe potential government procurement contract(s) could reach as much as $200 million. This potential procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years of up to $350 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($2.7 million in 2017).

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

In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield® leading to FDA approval to treat GI ARS. The BARDA contract contained a two year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consisted of a one year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. We received a combined approximate $18 million in contract funding from both BARDA and NIAID which includes combined supplemental funding of $634,000, extending the programs through the first quarter of 2017. The NIAID contract was completed during the first quarter of 2017 along with the expiration of the base period of the BARDA contract for the development of OrbeShield®, with BARDA electing not to extend the current contract beyond the base period. We will continue to apply for additional government funding. Previously, development of OrbeShield® had been largely supported by a $1 million NIH grant to our academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield® for the treatment of acute GI ARS. The FDA has given OrbeShield® Orphan Drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

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

For biodefense development, such as with RiVax® and OrbeShield®, the FDA has instituted policies that are expected to result in shorter pathways to market. This potentially includes approval for commercial use utilizing the results of animal efficacy trials, rather than efficacy trials in humans. However, the Company will still have to establish that the vaccine and countermeasures it is developing are safe in humans at doses that are correlated with the beneficial effect in animals. Such clinical trials will also have to be completed in distinct populations that are subject to the countermeasures; for instance, the very young and the very old, and in pregnant women, if the countermeasure is to be licensed for civilian use. Other agencies will have an influence over the benefit-risk scenarios for deploying the countermeasures and in establishing the number of doses utilized in the Strategic National Stockpile. We may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these correlates are difficult to establish and are often unclear. Invocation of the animal rule may raise issues of confidence in the model systems even if the models have been validated. For many of the biological threats, the animal models are not available and the Company may have to develop the animal models, a time-consuming research effort. There are few historical precedents, or recent precedents, for the development of new countermeasure for bioterrorism agents. Despite the animal rule, the FDA may require large clinical trials to establish safety and immunogenicity before licensure and it may require safety and immunogenicity trials in additional populations. Approval of biodefense products may be subject to post-marketing studies, and could be restricted in use in only certain populations.

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

Early Access to Medicines Scheme

Launched in April 2014 in the United Kingdom by the MHRA, the Early Access to Medicines Scheme (“EAMS”) offers severely ill patients with life-threatening and seriously debilitating conditions the lifeline of trying ground-breaking new medicines earlier than they would normally be accessible. PIM designation is the first phase of EAMS and is awarded following an assessment of early nonclinical and clinical data by the MHRA. The criteria product candidates must meet to obtain PIM designation are:

●	Criterion 1 – The condition should be life-threatening or seriously debilitating with a high unmet medical need (i.e., there is no method of treatment, diagnosis or prevention available or existing methods have serious limitations).

●	Criterion 2 – The medicinal product is likely to offer major advantage over methods currently used in the UK.

●	Criterion 3 – The potential adverse effects of the medicinal product are likely to be outweighed by the benefits, allowing for the reasonable expectation of a positive benefit risk balance. A positive benefit risk balance should be based on preliminary scientific evidence that the safety profile of the medicinal product is likely to be manageable and acceptable in relation to the estimated benefits.

False Claims Laws

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government.

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

On December 20, 2012, we re-acquired the North American and European commercial rights to oral BDP through an amendment of our collaboration and supply agreement with Sigma-Tau Pharmaceuticals, Inc., which is now known as Leadiant Biosciences, Inc. (“Leadiant”). The amendment requires us to make certain approval and commercialization milestone payments to Leadiant which could reach up to $6 million. In addition, we have agreed to pay Leadiant: (a) a royalty amount equal to 3% of all net sales of oral BDP made directly by us, and any third-party partner and/or their respective affiliates in the U.S., Canada, Mexico and in each country in the European Territory for the later to occur of: (i) a period of ten years from the first commercial sale of oral BDP in each country, or (ii) the expiration of our patents and patent applications relating to oral BDP in such country (the “Payment Period”); and (b) 15% of all up-front payments, milestone payments and any other consideration (exclusive of equity payments) received by us and/or a potential partner from us and/or potential partner’s licensees, distributors and agents for oral BDP in each relevant country in the territory, which amount will be paid on a product-by-product and a country-by-country basis for the Payment Period.

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

SGX301 Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Three are targeted therapies (Targretin®-caps, Ontak® and Adcetris®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photo and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include psoralen combined with ultraviolet A (UVA) light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL – one in phase 2 (vorinostat) and others in phase 1. Vorinostat has been approved by the FDA to treat CTCL patients who have conditions that are unresponsive to other therapies. It currently is being studied in a phase 2 trial for the treatment of all stages of CTCL.

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

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – two in Phase 3 (an epidermal growth factor under development by Daewoong Pharmaceutical Co. Ltd. and a protease inhibitor under investigation at a Chinese hospital), five in Phase 2 (under development by Cellceutix Corporation, Intrexon Corporation, Monopar Therapeutics LLC, Galera Therapeutics Inc., Moberg Pharma, and Alder Biopharmaceuticals Inc.) and various natural products in small and/or open label studies (including sage, turmeric, honey and olive oil). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard, GelClair, Episil and Caphosol. These devices attempt to create a protective barrier around the oral ulceration with no biologic activity in treating the underlying disease.

Oral BDP Competition

There are a number of approved treatments for Crohn’s disease and additional compounds are in late-stage development.

Remicade (infliximab) and Humira (adalimumab) are currently approved for the treatment of pediatric Crohn’s disease; however, both carry significant Black Box warnings in their labeling for increased risk of serious infection and malignancy, and therefore are approved for treatment of moderate to severe patients. Entocort (enteric-coated budesonide) is currently approved for the treatment of mild to moderate active Crohn’s disease involving the lower GI tract (ileum and/or the ascending colon) in patients 8 years of age and older who weigh more than 25 kilograms. There is one other marketed biologic, Tysabri (natalizumab), in a Phase 2 study for pediatric Crohn’s.

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

In the area of radiation-protective antidotes such as OrbeShield®, various companies, such as Cleveland Biolabs, Inc., Pluristem Therapeutics, Inc., Aeolus Pharmaceuticals, Inc. Boulder Biotechnology, Inc., RxBio, Inc., Avaxia Biologics, Inc., Exponential Biotherapies, Inc., Osiris Therapeutics, Inc., ImmuneRegen BioSciences, Inc., Neumedicines, Inc., Cellerant Therapeutics, Inc., Onconova Therapeutics, Inc., Araim Pharmaceuticals, Inc., EVA Pharmaceuticals, LLC, Terapio Corporation, Cangene Corporation, Humanetics Corporation and the University of Arkansas Medical Sciences Center are developing biopharmaceutical products that may directly compete with OrbeShield®, even though their approaches to such treatment are different.

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

In addition to issued and pending patents, we also have “Orphan Drug” designations for SGX301 in the U.S. and the EU for CTCL, SGX203 in the U.S. for pediatric Crohn’s disease, and OrbeShield® in the U.S. for GI ARS, as well as for RiVax® in the U.S. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or E.U. ten year post-approval exclusivity provided by Orphan Drug legislation.

In 2013, we expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 and additional pending applications, both in the U.S. and abroad. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of University of British Columbia (“UBC”). U.S. patent 8,124,721 is expected to expire in April 2028. The U.S. Patent Office has granted the patent entitled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis”. The newly issued patent claims therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

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

RiVax® is the subject of three issued U.S. patent numbers 6,566,500, 6,960,652, and 7,829,668, all titled “Compositions and methods for modifying toxic effects of proteinaceous compounds.” This patent family includes composition of matter claims for the modified ricin toxin A chain which is the immunogen contained in RiVax®, and issued in 2003, 2005 and 2010 respectively. The initial filing date of these patents is March 2000 and they are expected to expire in March 2020. The issued patents contain claims that describe alteration of sequences within the ricin A chain that affect vascular leak, one of the deadly toxicities caused by ricin toxin. Another U.S. patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin,” was filed in October of 2000 and is expected to expire in October 2020.

SGX301 License Agreement

In September 2014, we acquired a worldwide exclusive license agreement with New York University and Yeda Research and Development Company Ltd. for the rights to a novel photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. To maintain this license we are obligated to pay $25,000 in annual license fees. In addition, we will pay the licensors: (a) a royalty amount equal to 3% of all net sales of SGX301 made directly by us and/or any affiliates; (b) a royalty amount equal to 2.5% of all net sales of SGX301 made by our sublicensees, subject to stated maximums and (c) 20% of all payments, not based on net sales, received by us from our sublicensees. This license may be terminated by either party upon notice of a material breach by the other party that is not cured within the applicable cure period. The exclusive license includes rights to several issued U.S. patents, including U.S. patent numbers 6,867,235 and 7,122,518, among other domestic and foreign patent applications. U.S. Patent numbers 6,867,235 and 7,122,518 are expected to expire in January 2020 and November 2023, respectively.

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

RiVax® License Agreement

In June 2003, we executed a worldwide exclusive option to license patent applications with UTSW for the nasal, pulmonary and oral uses of a non-toxic ricin vaccine. In June 2004, we entered into a license agreement with UTSW for the injectable rights to the ricin vaccine and, in October 2004, we negotiated the remaining oral rights to the ricin vaccine. To maintain this license we are obligated to pay $50,000 in annual license fees. Through this license, we have rights to the issued patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin.” This patent includes methods of use and composition claims for RiVax®.

Research and Development Expenditures

We spent approximately $5.5 million and $4.3 million in the years ended December 31, 2017 and 2016, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2017, and 2016 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Employees

As of December 31, 2017, we had 18 full-time employees, 7 of whom are MDs/PhDs.

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

We have experienced significant losses since inception and, at December 31, 2017, had an accumulated deficit of approximately $157 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2017, we had approximately $7.8 million in cash and cash equivalents available. Based on our projected budgetary needs, funding from existing contracts and grants over the next two years and sales to the purchasers under our existing equity line, we expect to be able to maintain the current level of our operations through at least March 31, 2019.

In September 2014, we entered into a contract with the National Institutes of Health (“NIH”) for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In September 2013, we entered into contracts with NIAID and BARDA for the development of OrbeShield® that would provide up to $32.7 million of funding in the aggregate if options to extend the contracts are exercised by BARDA and the NIH. We have received approximately $18 million in combined BARDA and NIH contract funding for the development of OrbeShield®. We have completed the contract with NIAID and the BARDA contract base period, with BARDA electing not to extend the contract. In addition, in 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of SGX301 for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. We have approximately $19.6 million in awarded contract and grant funding, assuming the NIAID options are exercised for the development of RiVax®. BARDA has elected not to fund the additional options remaining under the contract.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2017, we have expended approximately $76.0 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend approximately $10.7 million over the 12 month period from December 31, 2017 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements, of which approximately $5.2 million is expected to be reimbursed through our existing government contracts and grants.

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

To date, we have no approved product on the market and have not generated any significant product revenues. We have funded our operations primarily from sales of our securities and from government contracts and grants. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential or successfully obtain government procurement or stockpiling agreements. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

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

Additionally, few facilities in the United States and internationally have the capability to test animals with ricin, or otherwise assist us in qualifying the requisite animal models. We have to compete with other biodefense companies for access to this limited pool of highly specialized resources. We therefore may not be able to secure contracts to conduct the testing in a predictable timeframe or at all.

We are dependent on government funding, which is inherently uncertain, for the success of our biodefense operations.

We are subject to risks specifically associated with operating in the biodefense industry, which is a new and unproven business area. We do not anticipate that a significant commercial market will develop for our biodefense products. Because we anticipate that the principal potential purchasers of these products, as well as potential sources of research and development funds, will be the U.S. government and governmental agencies, the success of our biodefense division will be dependent in large part upon government spending decisions. The funding of government programs is dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, all of which are inherently uncertain and may be affected by changes in U.S. government policies resulting from various political and military developments. Our receipt of government funding is also dependent on our ability to adhere to the terms and provisions of the original grant and contract documents and other regulations. We can provide no assurance that we will receive or continue to receive funding for grants and contracts we have been awarded. The loss of government funds could have a material adverse effect on our ability to progress our biodefense business.

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

Even though we have orphan drug designation for SGX301 in the United States and Europe, and SGX203, RiVax® and OrbeShield® in the United States, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing drugs or biologic products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Absent patent or other intellectual property protection, even after an orphan drug is approved, the FDA or European Medicines Agency may subsequently approve the same drug with the same active moiety for the same condition if the FDA or European Medicines Agency concludes that the later drug is safer, more effective, or makes a major contribution to patient care.

Federal and/or state health care reform initiatives could negatively affect our business.

The availability of reimbursement by governmental and other third-party payers affects the market for any pharmaceutical product. These third-party payers continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Medicare’s policies may decrease the market for our products. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products.

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

We currently have 15 employees and we depend upon these employees, in particular Dr. Christopher Schaber, our President and Chief Executive Officer, to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We may be unable to effectively manage and operate our business, and our business may suffer, if we lose the services of our employees.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, during the year ended December 31, 2017, we sold New Jersey NOL carryforwards, resulting in the recognition of $416,810 of income tax benefit. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards, our cash taxes may increase which may have an adverse effect on our financial condition.

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

The market price of our securities, like that of many other research and development public pharmaceutical and biotechnology companies, has been highly volatile and the price of our common stock and warrants may be volatile in the future due to a wide variety of factors, including:

●	announcements by us or others of results of pre-clinical testing and clinical trials;

●	announcements of technological innovations, more important bio-threats or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

●	our quarterly operating results and performance;

●	developments or disputes concerning patents or other proprietary rights;

●	acquisitions;

●	litigation and government proceedings;

●	adverse legislation;

●	changes in government regulations;

●	our available working capital;

●	economic and other external factors;

●	general market conditions.

Since January 1, 2017, the closing stock price (split adjusted) of our common stock has fluctuated between a high of $5.08 per share to a low of $1.74 per share. On March 9, 2018 the last reported closing sales price of our common stock on The Nasdaq Capital Market was $2.04 per share. Since January 1, 2017, the closing price of our common stock warrants has fluctuated between a high of $1.31 per warrant to a low of $0.21 per warrant. The fluctuation in the price of our common stock and warrants has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

The warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, the holders of the warrants may exercise their right to acquire the common stock and pay $3.95 per share, prior to five years from the date of issuance, after which date any unexercised warrants will expire and have no further value.

The warrants may not have any value

Each warrant has an exercise price of $3.95 per share and will expire on the fifth anniversary of December 13, 2016. In the event our common stock does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

Shareholders may suffer substantial dilution related to issued stock warrants and options.

As of December 31, 2017, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 2,577,238 shares of our common stock at a current weighted average exercise price of approximately $4.38; and

●	options to purchase approximately 785,655 shares of our common stock at a current weighted average exercise price of approximately $7.15.

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

On March 22, 2016, we entered into a purchase agreement (the “2016 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the 2016 Purchase Agreement, Lincoln Park has committed to purchase up to $12 million of our common stock, of which approximately $10.2 million worth of our common stock remains issuable as of December 31, 2017. Concurrently with the execution of the 2016 Purchase Agreement, we issued 10,000 shares of our common stock to Lincoln Park as a partial fee for its commitment to purchase shares of our common stock under the 2016 Purchase Agreement. From March 22, 2016 through December 31, 2017, we sold 310,000 shares to Lincoln Park and issued 7,618 additional shares to Lincoln Park as additional commitment shares under the 2016 Purchase Agreement and received proceeds of $1,828,250. The shares that may be sold pursuant to the 2016 Purchase Agreement may be sold by us to Lincoln Park at our sole discretion from time to time over the remaining term of approximately 15 months from December 31, 2017, provided the registration statement registering the resale of shares sold to Lincoln Park under the 2016 Purchase Agreement remains effective. The purchase price for the shares that we may sell to Lincoln Park under the 2016 Purchase Agreement will fluctuate based on the price of our common stock. We have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park that would cause Lincoln Park to beneficially own more than 4.99% of our issued and outstanding common stock.

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

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as SGX301, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 4,307 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the purchase agreement, we paid $275,000 in cash and issued 184,912 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma, and may issue up to an aggregate of $10 million worth of our common stock (subject to a cap equal to 19.99% of our issued and outstanding common stock) in the aggregate upon attainment of specified milestones. The next milestone payment will be payable if the Phase 3 clinical trial of SGX301 is successful in demonstrating efficacy and safety in the CTCL patient population. Also on September 3, 2014, we entered into a Registration Rights Agreement with Hy Biopharma, pursuant to which we have filed a registration statement with the SEC.

The number of shares that we may issue under the purchase agreement will fluctuate based on the market price of our common stock. Depending on market liquidity at the time, the issuance of such shares may cause the trading price of our common stock to fall.

We may ultimately issue all, some or none of the additional shares of our common stock that may be issued pursuant to the purchase agreement. We are required to register any shares issued pursuant to the purchase agreement for resale under the Securities Act of 1933, as amended. After any such shares are registered, the holders will be able to sell all, some or none of those shares. Therefore, issuances by us under the purchase agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the issuance of a substantial number of shares of our common stock pursuant to the purchase agreement, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as our corporate headquarters. The rent for the first 12 months is approximately $11,367 per month, or approximately $22.00 per square foot. The rent will increase to approximately $11,625 per month, or approximately $22.50 per square foot, for the next 12 months and increase to approximately $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

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

	Price Range
Period	High	Low
Year Ended December 31, 2016:
First Quarter	$12.50	$6.20
Second Quarter	$9.00	$6.20
Third Quarter	$8.50	$5.60
Fourth Quarter	$8.11	$2.05
Year Ending December 31, 2017:
First Quarter	$3.18	$1.90
Second Quarter	$5.08	$2.00
Third Quarter	$2.99	$1.98
Fourth Quarter	$2.61	$1.74

On March 9, 2018, the last reported price of our common stock quoted on the Nasdaq was $2.04 per share. The Nasdaq prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. Our stock is listed on the Nasdaq capital market under the under the symbol “SNGX.” On December 13, 2016, our common stock warrants began trading on the Nasdaq Capital Market under the symbol “SNGXW”. For the period December 13, 2016 through the fourth quarter ended December 31, 2017, the high and low sales price per warrant as reported by Nasdaq were $1.31 and $0.21 respectively. On March 9, 2018, the last reported price of our common stock warrants on Nasdaq was $0.63 per warrant.

Transfer Agent

The transfer agent and registrar for our common stock and warrants is American Stock Transfer & Trust Company, LLC. The address is 6201 15th Avenue, Brooklyn, NY 11219 and the telephone number is (718) 921-8200.

Holders of Common Stock

As of March 9, 2018, there were 257 holders of record of our common stock. As of such date, 8,740,723 shares of our common stock were issued and outstanding.

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

An outline of our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue site initiation and enrollment of the pivotal Phase 3 trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Accounting for Warrants

We considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. We evaluated the provisions and determined that warrants issued in connection with our June 2013 registered public offering contained provisions that protected holders from a decline in the issue price of our common stock (or “down-round” provisions) and contained net settlement provisions. Consequently, these warrants were recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date. During the year ended December 31, 2016, we entered into amendments with the holders of those warrants, and as a result the warrants were then reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments. All other warrants that have been issued by us were indexed to our own stock and therefore were accounted for as equity instruments.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018. The Company does not anticipate any impact to tax expense due to the full valuation allowance on its deferred tax assets and believes that the most significant impact on its consolidated financial statements will be reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets.  Such reduction is fully offset by changes to the Company’s valuation allowance.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2017 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2017 and December 31, 2016.

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

Material Changes in Results of Operations

Year Ended December 31, 2017 Compared to 2016

For the year ended December 31, 2017, we had a net loss of $7,147,083 as compared to a net loss of $3,245,383 for the prior year, representing an increased loss of $3,901,700 or 120%. Included in the net loss for December 31, 2016 is the change in the fair value of the warrant liability related to warrants issued in connection with our June 2013 registered public financing of $1,541,241 in other income. The warrant liability for the unexercised warrants was reclassified to equity in November 2016 as the price protection provision was eliminated through an amendment.

For the year ended December 31, 2017 and 2016, revenues and associated costs related to government contracts and grants awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax® and other development programs. For the year ended December 31, 2017, we had revenues of $5,432,472 as compared to $10,448,794 for the prior year, representing a decrease of $5,016,322 or 48%. The decrease in revenues was primarily a result of the completion of the NIAID contract for OrbeShield® during the first quarter of 2017, along with the expiration of the base period of the BARDA contract for the development of OrbeShield®, with BARDA electing not to extend the current contract beyond the base period. This was partially offset by an increase in grant revenues awarded in September 2017 to support the development of SGX301for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer.

We incurred costs related to contract and grant revenues in the year ended December 31, 2017 and 2016 of $4,310,083 and $8,433,671, respectively, representing a decrease of $4,123,588 or 49%. The decrease in costs was primarily the result of the decrease in revenues from the completion of the NIAID and BARDA contracts for the development of OrbeShield®.

Our gross profit for the year ended December 31, 2017 was $1,122,389 or 21%, as compared to $2,015,123 or 19% for the prior year, representing a decrease of $892,734 or 44%. The decrease in gross profit is consistent with our decrease in total revenues. The increase in gross profit percentage of 2% for the year ended December 31, 2017 as compared to December 31, 2016, was primarily attributable to higher amounts of reimbursement in 2017 for certain contractor and employee expenses from contracts and grants, as well as management and administrative fees from the two grants awarded in 2017 in support of our pivotal Phase 3 trials of SGX301 and SGX942.

Research and development expenses increased by $1,211,166 or 28%, to $5,507,033 for the year ended December 31, 2017 as compared to $4,295,867 for the prior year. The increase in research and development spending for the year ended December 31, 2017 was related to expenditures incurred in the preparation and initiation of the Phase 3 clinical trial of SGX942 as well as the ongoing Phase 3 clinical trial of SGX301.

General and administrative expenses decreased $219,683 or 6%, to $3,209,155 for the year ended December 31, 2017, as compared to $3,428,838 for the prior year. This decrease is primarily related to a decrease in professional fees.

Other income for the year ended December 31, 2017 was $29,906 as compared to $1,934,056 for the prior year, reflecting a decrease of $1,904,150 or 98%. The decrease is primarily due to the change in the fair value of the warrant liability resulting in $1,541,241 of other income in 2016. In addition, $390,599 was included in other income in 2016 related to an amount that had previously been accrued. We were notified that the amount was no longer considered outstanding by the counterparty and therefore reversed the amount accrued, resulting in other income.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2017, we sold New Jersey NOL carryforwards, resulting in the recognition of $416,810 of income tax benefit as compared to $530,143 for the year ended December 31, 2016. As of December 31, 2017, payment of the $416,810 from the sale of the New Jersey NOL carryforward was outstanding. Accordingly, we recorded this amount as a current income tax receivable, and subsequently received payment in January 2018. There can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2017 and 2016: Vaccines/BioDefense and BioTherapeutics.

Revenues for the Vaccines/BioDefense business segment for the year ended December 31, 2017 were $4,749,294 as compared to $10,448,794 for the year ended December 31, 2016, representing a decrease of $5,699,500 or 55%. The decrease in revenues was a result of the completion of the NIAID contract during the first quarter of 2017, along with the expiration of the base period BARDA contract for the development of OrbeShield®, with BARDA electing not to extend the current contract beyond the base period. Revenues for the BioTherapeutics business segment for the year ended December 31, 2017 were $683,178 as compared to $0 for the year ended December 31, 2016, due to the two grants awarded in 2017 in support of our pivotal Phase 3 trials of SGX301 and SGX942.

Income from operations for the Vaccines/BioDefense business segment for the year ended December 31, 2017 was $232,166 as compared to $1,563,884 for the year ended December 31, 2016. Income from operations is primarily attributable to our gross margins related to our government contracts. Loss from operations for the BioTherapeutics business segment for the year ended December 31, 2017 was $4,181,811 as compared to $3,399,933 for the year ended December 31, 2016, representing an increase of $781,878 or 23%. This increased loss is due primarily to expenses incurred in the preparation and initiation of the pivotal Phase 3 clinical trial of SGX942 as well as the ongoing Phase 3 clinical trial of SGX301.

Amortization and depreciation expense for the Vaccines/BioDefense business segment for the year ended December 31, 2017 was $33,183 as compared to $40,186 for the year ended December 31, 2016. Amortization and depreciation expense for the BioTherapeutics business segment for the year ended December 31, 2017 was $30,614 as compared to $41,395 for the year ended December 31, 2016. The decrease in amortization and depreciation expense was the result of patents becoming fully amortized during the year ended December 31, 2017.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2017, we had cash and cash equivalents of $7,809,487 as compared to $8,772,567 as of December 31, 2016, representing a decrease of $963,080 or 11%. As of December 31, 2017, we had working capital of $6,185,863 as compared to working capital of $7,243,918, representing a decrease of $1,058,055 or 15%. The decrease in cash and cash equivalents and working capital is primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the preparation and initiation of the Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital, LLC, and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $19.6 million in active government contract and grant funding still available to support our associated research programs through 2018 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt in 2018 of $416,810 in proceeds from the sale of NJ NOL in 2017, we expect to participate in the program during 2018 and beyond as long as the program is available;

●	We plan to pursue potential partnerships for our pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have $10.2 million available from an equity facility expiring in March 2019; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.7 million before any contract or grant reimbursements, of which $6.9 million relates to the BioTherapeutics business and $3.8 million relates to the Vaccines/BioDefense business. We anticipate contract reimbursements in the next 12 months of approximately $5.2 million to offset research and development expenses in the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2017 and 2016:

	2017	2016
Research & Development Expenses
Oral BDP	$-	$184,192
RiVax® & ThermoVax® Vaccines	607,717	447,993
Dusquetide (SGX942)	2,774,797	1,325,796
SGX943	138	1,643
SGX301	1,661,330	1,836,974
Other	463,051	499,269
Total	$5,507,033	$4,295,867

Reimbursed under Government Contracts and Grants
OrbeShield®	$129,376	$3,797,178
RiVax® & ThermoVax® Vaccines	3,735,998	4,636,493
SGX942	238,358	-
SGX301	206,351	-
Total	$4,310,083	$8,433,671
Grand Total	$9,817,116	$12,729,538

Contractual Obligations

We have commitments of approximately $500,000 at December 31, 2017 for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of December 31, 2017, we have accrued for approximately $197,000 in milestone payments.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as our corporate headquarters. The rent for the first 12 months is approximately $11,367 per month, or approximately $22.00 per square foot. The rent will increase to approximately $11,625 per month, or approximately $22.50 per square foot, for the next 12 months and increase to approximately $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based upon our stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of December 31, 2017, no milestone payments have been made or accrued.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2018	$100,000	$139,765	$239,765
2019	100,000	148,561	248,561
2020	100,000	127,377	227,377
2021	100,000	5,696	105,696
2022	100,000	-	100,000
Total	$500,000	$421,399	$921,399

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 9, 2018:

Name	Age	Position
Christopher J. Schaber, PhD	51	Chairman of the Board, Chief Executive Officer and President
Keith L. Brownlie, CPA	65	Director
Marco M. Brughera, DVM	62	Director
Gregg A. Lapointe, CPA	59	Director
Robert J. Rubin, MD	72	Director
Jerome B. Zeldis, MD, PhD	67	Director
Oreola Donini, PhD	46	Chief Scientific Officer and Senior Vice President
Karen Krumeich	64	Chief Financial Officer, Senior Vice President and Corporate Secretary
Richard Straube, MD	66	Chief Medical Officer and Senior Vice President

Christopher J. Schaber, PhD has over 28 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also has served on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

Keith L. Brownlie, CPA has been a director since June 2011. In June 2017, Mr. Brownlie began serving on the Board of Directors of Celldex Therapeutics, Inc., a publicly traded biotechnology company that is developing targeted therapeutics to address devastating diseases. He also serves on the Board of Directors of Rxi Pharmaceuticals Corporation, a publicly traded biotechnology company involved in the research and development of RNAi products for the diagnosis, prevention and treatment of human diseases, a position he has held since June 2012. From July 2013 until December 2014, Mr. Brownlie served on the Board of Directors of Cancer Genetics, Inc., a publicly traded, early stage diagnostics company. Mr. Brownlie served as a member of the Board of Directors of Epicept Corporation, a publicly traded, specialty pharmaceutical company focused on the clinical development and commercialization of pharmaceutical products for the treatment of cancer and pain, from April 2011 to August 2013 when Epicept Corporation merged with Immune Pharmaceuticals, Inc. From 1974 to 2010, Mr. Brownlie worked with the accounting firm of Ernst & Young LLP where he served as audit partner for numerous public companies and was the Life Sciences Industry Leader for the New York metro area. Mr. Brownlie received a BS in Accounting from Lehigh University and is a Certified Public Accountant in the state of New Jersey. Mr. Brownlie co-founded the New Jersey Entrepreneur of the Year Program and was Vice President and Trustee of the New Jersey Society of CPAs. In addition, he served as accounting advisor to the Board of the Biotechnology Council of New Jersey. Mr. Brownlie was selected to serve as a member of our Board of Directors because of his vast experience as an audit partner for numerous public companies and as a director of publicly traded specialty pharmaceutical and biotechnology companies.

Marco M. Brughera, DVM joined the Board of Directors in October 2013. He is the Global Head Rare Disease of the Leadiant Group, a position he has held since October 2012. Dr. Brughera serves as CEO on the Board of Directors of Leadiant Biosciences SpA and as director on the Board of Directors of Leadiant Biosciences Ltd, Leadiant Biosciences, Inc., and Fennec Pharmaceuticals, Inc. From December 2011 through January 2014, Dr. Brughera served on the Board of Directors of Gentium S.p.A., a publicly traded biopharmaceutical company. From January 2011 through October 2012, Dr. Brughera held several other positions with the Sigma-Tau Group, including Corporate Research and Development Managing Director of Sigma-Tau I ndustrie Farmaceutiche Riuntite S.p.A., President of Sigma-Tau Research Switzerland S.A. and board member of Sigma-Tau Pharmaceuticals, Inc. (now known as Leadiant Biosciences, Inc.), and of Sigma-Tau Rare Diseases S.A. and Sigma-Tau Pharma Ltd. From 2004 to 2010, Dr. Brughera served as the Vice President of Preclinical Development at Nerviano Medical Sciences S.r.l. (“NMS Group”), a pharmaceutical oncology-focused integrated discovery and development company. He also served as the Managing Director at Accelera, S.r.l., an independent contract research organization affiliated with the NMS Group. From 1999 to 2004, Dr. Brughera held several senior level positions in the areas of discovery and development toxicology with Pharmacia Corporation and Pfizer, Inc. Prior to 1999, he held various positions at Pharmacia& Upjohn Company, Inc., and Farmitalia Carlo Erba S.p.A., an Italian pharmaceutical company. Dr. Brughera earned his degree in veterinary medicine from the University of Milan and is a European Registered Toxicologist. Dr. Brughera was selected to serve as a member our Board of Directors because of his background in the areas of drug discovery and development and his experience as an executive officer and a director in the pharmaceutical industry.

Gregg A. Lapointe, CPA, MBA has been a director since March 2009. Mr. Lapointe is currently CEO of Cerium Pharmaceuticals, Inc. and serves on the Board of Directors of Rigel Pharmaceuticals, Inc. and Cytori Therapeutics, Inc. He also currently serves on the Board of Trustees of the Keck Graduate Institute of Applied Life Sciences. Mr. Lapointe has previously served on the Board of Directors of ImmunoCellular Therapeutics Ltd., Raptor Pharmaceuticals, Inc., SciClone Pharmaceuticals, Inc., the Pharmaceuticals Research and Manufacturers of America (PhRMA) and Questcor Pharmaceuticals, Inc. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc. (now known as Leadiant Biosciences, Inc.), a private biopharmaceutical company, from September 2001 through February 2012, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to February 2012. From May, 1996 to August 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

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

Jerome B. Zeldis, MD, PhD has been a director since June 2011. Dr. Zeldis is currently Chief Medical Officer and President of Clinical Research, Drug Safety and Regulatory of Sorrento Therapeutics, Inc. He is also Chief Medical Officer and Principal at Celularity, Inc. Previously, Dr. Zeldis was Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene Corporation, a publicly traded, fully integrated biopharmaceutical company. He was employed by Celegene from 1997 to 2016. From September 1994 to February 1997, Dr. Zeldis worked at Sandoz Research Institute and the Janssen Research Institute in both clinical research and medical development. He has been a board member of several biotechnology companies and is currently on the boards of Metastat, Inc., PTC Therapeutics Inc., BioSig Technologies, Inc., the Castleman’s Disease Organization and Alliqua, Inc. He has previously served on the boards of the NJ Chapter of the Arthritis Foundation and PTC Therapeutics, Inc. Additionally, he has served as Assistant Professor of Medicine at the Harvard Medical School (from July 1987 to September 1988), Associate Professor of Medicine at University of California, Davis from (September 1988 to September 1994), Clinical Associate Professor of Medicine at Cornell Medical School (January 1995 to December 2003) and Professor of Clinical Medicine at the Robert Wood Johnson Medical School (July 1998 to June 2010). Dr. Zeldis received a BA and an MS from Brown University, and an MD, and a PhD in Molecular Biophysics and Biochemistry from Yale University. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. Dr. Zeldis was selected to serve as a member of our Board of Directors because of his experience as an executive officer of a publicly traded biopharmaceutical company and in clinical research and medical development, and his experience in the health care industry, including his experience as an internist, gastroenterologist and professor of medicine.

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

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2017, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act.

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

Item 11. Executive Compensation

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2017 to our Chief Executive Officer and each of the three other most highly compensated executive officers during 2017 (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J. Schaber[1]	CEO &	2017	$443,668	$106,480	$294,300	$44,529	$888,977
	President	2016	$434,969	$121,792		$41,511	$598,272

Oreola Donini[2]	CSO &	2017	$220,000	$44,933	$123,750	$4,627	$393,310
	Senior VP	2016	$202,400	$35,880		$4,657	$242.937

Karen Krumeich[3]	CFO &	2017	$226,440	$44,835	$123,750	$15,184	$410,209
	Senior VP	2016	$120,250	$23,976	$74,000	$7,849	$226,075

Richard C. Straube[4]	CMO &	2017	$323,060	$56,213	$123,750	$29,560	$532,583
	Senior VP	2016	$316,725	$68,413		$27,919	$413,057

1 Dr. Schaber deferred the payment of 2017 bonus of $106,480 until January 15, 2018. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

2 Dr. Donini deferred the payment of her 2017 bonus of $44,933 until January 15, 2018. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

3 Ms. Krumeich deferred the payment of her 2017 bonus of $44,835 until January 15, 2018. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

4 Dr. Straube deferred the payment of his 2017 bonus of $56,213 until January 15, 2018. Option award figures include the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

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

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 10, 2015, the Compensation Committee approved an increase in salary for Dr. Schaber to $434,969. On December 14, 2016, the Compensation Committee approved an increase in salary for Dr. Schaber to $443,668. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Schaber to $452,541.

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Vice President Preclinical Research & Development. Pursuant to the agreement, we have agreed to pay Dr. Donini $170,000 (CAD) per year and a targeted annual bonus of 20% of base salary. We also agreed to issue her options to purchase 40,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. In December 2014, Dr. Donini was named Chief Scientific Officer and Senior Vice President. On December 10, 2015, the Compensation Committee approved an increase in salary for Dr. Donini to $202,400. On December 14, 2016, the Compensation Committee approved an increase in salary for Dr. Donini to $220,000. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Donini to $230,000.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we have agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 10,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. Dr. Straube’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Straube’s employment agreement, we would pay Dr. Straube three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 10, 2015, the Compensation Committee approved an increase in salary for Dr. Straube to $316,725. On December 14, 2016, the Compensation Committee approved an increase in salary for Dr. Straube to $323,060. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Straube to $329,521.

On June 16, 2016, we entered into a one-year employment agreement with Karen Krumeich, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we have agreed to pay Ms. Krumeich $222,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue her options to purchase 10,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Ms. Krumeich’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Ms. Krumeich’s employment agreement, we would pay Ms. Krumeich three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 14, 2016, the Compensation Committee approved an increase in salary for Ms. Krumeich to $226,440. On December 7, 2017, the Compensation Committee approved an increase in salary for Ms. Krumeich to $230,969.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2017, as adjusted for the reverse stock split of one-for-ten effective October 7, 2016. We have never issued Stock Appreciation Rights.

Name	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	2,500	-	-	$54.00	8/9/2017
	4,500	-	-	$94.00	8/9/2017
	14,000	-	-	$12.00	12/17/2018
	11,000	-	-	$46.40	6/30/2020
	11,219	-	-	$6.40	11/30/2021
	13,000	-	-	$6.80	12/04/2022
	10,000	-	-	$20.10	12/04/2023
	10,000	-	-	$15.00	12/04/2024
	10,500	3,500	3,500	$11.30	12/30/2025
	21,875	28,125	28,125	$2.67	3/30/2027
	20,000	60,000	60,000	$2.01	12/6/2027

Oreola Donini	4,000	-		$15.60	8/14/2023
	2,000	-		$20.10	12/4/2023
	3,000	-		$15.00	12/4/2024
	7,000	1,746	1,746	$11.30	12/30/2025
	20,000	11,250	11,250	$2.67	3/30/2027
	35,000	26,250	26,250	$2.01	12/6/2027

Richard C. Straube	10,000	-	-	$20.10	1/06/2024
	5,000	-	-	$15.00	12/04/2024
	5,254	1,746	1,746	$11.30	12/30/2025
	8,750	11,250	11,250	$2.67	3/30/2027
	8,750	26,250	26,250	$2.01	12/6/2027

Karen Krumeich	6,250	3,750	3,750	$7.40	6/15/2026
	8,750	11,250	11,250	$2.67	3/30/2027
	8,750	26,250	26,250	$2.01	12/6/2027

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2017.

Name	Fees Earned Paid in Cash[1]	Option Awards[2]	Total
Keith L .Brownlie	$55,000	$30,000	$85,000
Marco M. Brughera	$40,000	$30,000	$70,000
Gregg A. Lapointe	$47,500	$30,000	$77,500
Robert J. Rubin	$52,500	$30,000	$82,500
Jerome B. Zeldis	$50,000	$30,000	$80,000

[1]	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees will be paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.

[2]	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 1,500 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of the Company’s stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 9, 2018, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
ACT Capital Management, LLLP (1)	872,000	9.98%
Knoll Capital Management, LP (2)	870,000	9.95%
Christopher J. Schaber (3)	175,940	1.98%
Keith L. Brownlie (4)	25,899	*
Marco M. Brughera (5)	23,237	*
Gregg A. Lapointe (6)	29,529	*
Robert J. Rubin (7)	32,615	*
Jerome B. Zeldis (8)	26,982	*
Richard Straube (9)	41,630	*
Oreola Donini (10)	35,630	*
Karen Krumeich (11)	29,113	*
All directors and executive officers as a group (9 persons)	420,575	4.62%

(1)	On February 13, 2018, ACT Capital Management, LLLP, on behalf of itself and Amir L. Ecker and Carol G. Frankenfield, filed Amendment No. 1 to Schedule 13G with the SEC (as amended, the “Schedule 13G”). The Schedule 13G states that Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP and that investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The Schedule 13G indicates that (a) ACT Capital Management, LLLP has sole voting and dispositive power with respect to 250,000 shares and shared dispositive power with respect to 872,000 shares; (b) Amir L. Ecker has sole voting power with respect to 472,000 shares, shared voting power with respect to 325,000 shares and shared dispositive power with respect 872,000 shares and (c) Carol G. Frankenfield has sole voting power with respect to 25,000 shares, shared voting power with respect to 275,000 shares and shared dispositive power with respect 872,000 shares. The address of the principal business office of ACT Capital Management, LLLP, Amir L. Ecker and Carol G. Frankenfield is 100 W. Lancaster Ave., Suite 110, Wayne, PA 19087.
(2)	On November 13, 2017, Knoll Capital Management, LP (“KCMLP”), on behalf of Fred Knoll and Gakasa Holdings, LLC (“Gakasa”) filed a Schedule 13G with the SEC (the “Schedule 13G”). The Schedule 13G states that KCMLP is the investment manager of Gakasa, and Fred Knoll is the President of KCMLP. The Schedule 13G indicates that KCMLP, Fred Knoll and Gakasa have shared voting and dispositive power with respect to the 870,000 shares. The address of the principal business office of KCMLP, Fred Knoll and Gakasa is 5 East 44th Street, Suite 12, New York, NY 10017.

(3)	Includes 25,095 shares of common stock owned by Dr. Schaber, options to purchase 130,594 shares of common stock exercisable within 60 days of March 9, 2018 and warrants to purchase 20,251 shares of common stock exercisable within 60 days of March 9, 2018. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540

(4)	Includes 5,000 shares of common stock and options to purchase 20,899 shares of common stock exercisable within 60 days of March 9, 2018. The address of Mr. Brownlie is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(5)	Includes 2,750 shares of common stock, options to purchase 22,150 shares of common stock exercisable within 60 days of March 9, 2018, and warrants to purchase 2,500 shares of common stock exercisable within 60 days of March 9, 2018. The address of Dr. Brughera is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(6)	Includes 7,379 shares of common stock and options to purchase 22,150 shares of common stock exercisable within 60 days of March 9, 2018. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(7)	Includes 4,385 shares of common stock, options to purchase 24,274 shares of common stock exercisable within 60 days of March 9, 2018, and warrants to purchase 3,956 shares of common stock exercisable within 60 days of March 9, 2018. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(8)	Includes 6,917 shares of common stock and options to purchase 20,065 shares of common stock exercisable within 60 days of March 9, 2018. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(9)	Includes 41,630 options to purchase shares of common stock exercisable within 60 days of March xx, 2018. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(10)	Includes options to purchase 35,630 shares of common stock owned by Dr. Donini exercisable within 60 days of March 9, 2018. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(11)	Includes 1,300 shares of common stock and options to purchase 27,813 shares of common stock owned by Ms. Krumeich exercisable within 60 days of March 9, 2018. The address of Ms. Krumeich is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

* Indicates less than 1%.

** Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 9, 2018 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on XX shares of common stock outstanding as of March 9, 2018.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. In September 2013, our stockholders approved an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 125,000 shares, bringing the total shares reserved for issuance under the plan to 300,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, which was approved by stockholders on June 18, 2015. As of June 8, 2017, a maximum of 600,000 shares of our common stock are available for issuance under the 2015 Equity Incentive Plan. The following table provides information, as of December 31, 2017 with respect to options outstanding under our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. All share numbers in this paragraph and in the following table have been adjusted for the one-for-ten reverse stock split effective October 7, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	785,655	$7.15	13,969
Equity compensation plans not approved by security holders	-	-	-
Total	785,655	$7.15	13,969

[1]	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

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

We are party to a registration rights agreement with certain stockholders, including ACT Capital Management, LLLP, and Knoll Capital Management, LP, each of which beneficially owns 5% or more of the shares of our outstanding common stock. The agreement provides that the stockholders have the right to require that we register its shares under the Securities Act of 1933 (the “Securities Act”) for sale to the public, subject to certain conditions. The stockholders also have piggyback registration rights, which means that, if not already registered, they have the right to include their shares in any registration that we effect under the Securities Act, subject to specified exceptions. We must pay all expenses incurred in connection with the exercise of these demand registration rights.

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

Other than as described above, the employment agreements and compensation paid to our directors, we did not engage in any transactions with related parties since January 1, 2017. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation”.

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2017 by EisnerAmper LLP.

	2017	2016
Audit fees	$194,975	$237,563
Tax fees	9,660	9,660
Other fees	-	-

Total	$204,635	$247,223

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

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated May 10, 2006 by and among the Company, Corporate Technology Development, Inc., Enteron Pharmaceuticals, Inc. and CTD Acquisition, Inc. (incorporated by reference to Exhibit 2.1 included in our Registration Statement on Form SB-2 (File No. 333-133975) filed on May 10, 2006).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2012).

3.2	By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003).

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2016).

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on October 7, 2016).

3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 14, 2017).

4.1	Form of Common Stock Purchase Warrant issued to each investor in the June 2013 registered public offering (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on June 24, 2013).

4.2	Form of Warrant issued to Maxim Group LLC (incorporated by reference to Exhibit 10.4 included in our current report on Form 8-K filed on June 24, 2013).

4.3	Form of Warrant to Purchase Common Stock issued to each investor in the December 2014 registered public offering (incorporated by reference to Exhibit 4.12 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

4.4	Form of Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.13 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

4.5	Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on December 16, 2016).

4.6	Representative’s Warrant (incorporated by reference to Exhibit 4.15 included in our Registration Statement on Form S-1 (File No. 333-214038) filed on November 14, 2016).

4.7	Form of Warrant to be issued to Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on October 31, 2017).

10.1	License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

10.2	2005 Equity Incentive Plan, as amended on September 25, 2013 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 30, 2013). **

10.3	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).

10.4	Letter of Intent dated January 3, 2007 by and between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 4, 2007).

10.5	Employment Agreement dated December 27, 2007, between Christopher J. Schaber, PhD and the Company (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). **

10.6	Exclusive License Agreement dated November 24, 1998, between Enteron Pharmaceuticals, Inc. and George B. McDonald, MD and amendments (incorporated by reference to Exhibit 10.42 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009).

10.7	Collaboration and Supply Agreement dated February 11, 2009, between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.43 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009). †

10.8	Employment Agreement dated as of May 31, 2011, between Joseph M. Warusz and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 31, 2011).**

10.9	First Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).**

10.10	Amendment to the Collaboration and Supply Agreement dated July 26, 2011, between Sigma-Tau Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 28, 2011).

10.11	Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and the Company (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

10.12	Amendment No. 2 to the Collaboration and Supply Agreement between the Company, Enteron and Sigma-Tau dated as of December 20, 2012 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 27, 2012). †

10.13	Amendment to Exclusive License Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on December 27, 2012).

10.14	Amendment to Consulting Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on December 27, 2012).

10.15	Contract HHSO100201300023C dated September 18, 2013 between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.16	Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.17	Purchase Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on November 21, 2013).

10.18	Registration Rights Agreement dated as of November 18, 2013 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on November 21, 2013)

10.19	Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014). **

10.20	Asset Purchase Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-k filed on September 5, 2014). †

10.21	Registration Rights Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-k filed on September 5, 2014).

10.22	Contract HHSN272201400039C dated September 17, 2014 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-k filed on September 23, 2014). †

10.23	Lease Agreement dated November 21, 2014, between the Company and CPP II, LLC (incorporated by reference to Exhibit 10.31 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.24	2015 Equity Incentive Plan, as amended on June 9, 2015 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 19, 2015).

10.25	Form of Equity Purchase Agreement dated as of July 29, 2015 between the Company and Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 31, 2015).

10.26	Form of Registration Rights Agreement dated as of July 29, 2015 between the Company and Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 31, 2015).

10.27	Form of Promissory Note dated as of July 29, 2015 made by the Company in favor of Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on July 31, 2015).

10.28	Purchase Agreement dated as of March 22, 2016 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.29	Registration Rights Agreement dated as of March 22, 2016 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.31 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.30	Employment Agreement dated as of June 16, 2016 between the Company and Karen R. Krumeich (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 22, 2016).

10.31	Common Stock Purchase Agreement dated September 9, 2016 between the Company and SciClone Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 12, 2016).

10.32	Form of Warrant to be issued to Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on October 31, 2017).

10.33	At Market Issuance Sales Agreement dated August 11, 2017 between Soligenix, Inc. and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 included in our Quarter Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.34	Form of Public Offering Securities Purchase Agreement dated October 31, 2017 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on October 31, 2017).

10.35	Form of Private Placement Securities Purchase Agreement dated October 31, 2017 (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on October 31, 2017).

10.36	Form of Registration Rights Agreement dated October 31, 2017 (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on October 31, 2017).

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* ** †	Filed herewith. Indicates management contract or compensatory plan. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.
Date: March 15, 2018
	By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive	March 15, 2018
Officer and President
Christopher J. Schaber, PhD	(principal executive officer)

/s/ Keith L. Brownlie	Director	March 15, 2018
Keith L. Brownlie, CPA

/s/ Marco M. Brughera	Director	March 15, 2018
Marco M. Brughera, DVM

/s/ Gregg A. Lapointe	Director	March 15, 2018
Gregg A. Lapointe, CPA

/s/ Robert J. Rubin	Director	March 15, 2018
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 15, 2018
Jerome B. Zeldis, MD, PhD

/s/ Karen Krumeich	Chief Financial Officer, Senior Vice President, and	March 15, 2018
/s/ Karen Krumeich	Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2017	2016
Assets Current assets:
Cash and cash equivalents	$7,809,487	$8,772,567
Contracts and grants receivable	926,251	1,206,777
Prepaid expenses	263,254	134,431
Income tax receivable	416,810	-
Total current assets	9,415,802	10,113,775
Security deposit	22,734	-
Office furniture and equipment, net	37,163	26,702
Intangible assets, net	73,952	126,628
Total assets	$9,549,651	$10,267,105

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,753,614	$1,708,091
Accrued expenses	1,143,306	806,118
Accrued compensation	333,019	355,648
Total current liabilities	3,229,939	2,869,857
Commitments and contingencies
Shareholders’ equity:
Preferred stock: 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 25,000,000 and 10,000,000 shares authorized at December 31, 2017 and 2016, respectively; 8,730,640 and 5,470,032 shares issued and outstanding in 2017 and 2016, respectively	8,731	5,470
Additional paid-in capital	163,581,026	157,514,740
Accumulated deficit	(157,270,045)	(150,122,962)
Total shareholders’ equity	6,319,712	7,397,248
Total liabilities and shareholders’ equity	$9,549,651	$10,267,105

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2017	2016
Revenues:
Contract revenue	$4,749,294	$10,448,794
Grant revenue	683,178	-
Total revenues	5,432,472	10,448,794
Cost of revenues	(4,310,083)	(8,433,671)
Gross profit	1,122,389	2,015,123
Operating expenses:
Research and development	5,507,033	4,295,867
General and administrative	3,209,155	3,428,838
Total operating expenses	8,716,188	7,724,705
Loss from operations	(7,593,799)	(5,709,582)
Other income:
Change in fair value of warrant liability	-	1,541,241
Gain on settlement liability	-	390,599
Interest income, net of expense	29,906	2,216
Total other income	29,906	1,934,056
Net loss before income taxes	(7,563,893)	(3,775,526)
Income tax benefit	416,810	530,143
Net loss	$(7,147,083)	$(3,245,383)
Basic net loss per share	$(1.16)	$(0.93)
Diluted net loss per share	$(1.16)	$(1.34)
Basic weighted average common shares outstanding	6,144,237	3,481,460
Diluted weighted average common shares outstanding	6,144,237	3,583,587

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid–In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2015	3,126,952	$3,127	$146,856,143	$(146,877,579)	$(18,309)
Issuance of common stock and warrants in public offering	1,670,000	1,670	5,277,270	-	5,278,940
Stock issuance costs associated with public offering	-	-	(809,277)	-	(809,277)
Issuance of common stock pursuant to Lincoln Park Equity Line	277,135	277	1,712,043	-	1,712,320
Cost associated with Lincoln Park Equity Line	-	-	(41,381)	-	(41,381)
Issuance of common stock in reverse stock split	1,525	1	-	-	1
Issuance of common stock to SciClone	352,942	353	2,999,647	-	3,000,000
Cashless exercise of warrants and reclassification of warrant liability to equity	33,978	34	892,826	-	892,860
Issuance of common stock to vendors	7,500	8	52,492	-	52,500
Share-based compensation expense	-	-	574,977	-	574,977
Net loss	-	-	-	(3,245,383)	(3,245,383)
Balance, December 31, 2016	5,470,032	$5,470	$157,514,740	$(150,122,962)	$7,397,248
Issuance of common stock pursuant to Lincoln Park Equity Line	50,483	50	115,880	-	115,930
Issuance of common stock pursuant to FBR At-the-Market Sales Agreement	450,000	450	1,014,815	-	1,015,265
Costs associated with FBR At-the-Market Sales Agreement	-	-	(164,825)	-	(164,825)
Issuance of common stock from cashless exercise of warrants	200,125	200	(200)	-	-
Issuance of common stock in concurrent public and private offerings	2,557,500	2,558	5,112,443	-	5,115,001
Costs associated with concurrent public and private offerings	-	-	(507,536)	-	(507,536)
Issuance of common stock to vendors	2,500	3	5,922	-	5,925
Share-based compensation expense	-	-	489,787	-	489,787
Net loss	-	-	-	(7,147,083)	(7,147,083)
Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$(157,270,045)	$6,319,712

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2017	2016
Operating activities:
Net loss	$(7,147,083)	$(3,245,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	68,563	89,928
Amortization of discount on debt	-	7,281
Share-based compensation	489,787	574,977
Gain on settlement of liability	-	(390,599)

Issuance of common stock for services	5,925	52,500
Change in fair value of warrant liability	-	(1,541,241)
Change in operating assets and liabilities:
Contracts and grants receivable	280,526	778,435
Prepaid expenses	(128,823)	109,836
Security deposit	(22,734)	-
Income tax receivable	(416,810)	-
Accounts payable and accrued expenses	382,711	(1,475,128)
Accrued compensation	(22,629)	56,973
Total adjustments	636,516	(1,737,038)
Net cash used in operating activities	(6,510,567)	(4,982,421)

Investing activities:
Purchases of office furniture and equipment	(26,348)	(7,159)
Net cash used in investing activities	(26,348)	(7,159)

Financing activities:
Proceeds from issuance of common stock and warrants pursuant to public and private offerings	5,115,001	5,278,940
Stock issuance costs associated with public and private offerings	(507,536)	(809,277)
Proceeds from issuance of common stock pursuant to FBR At-the-Market Sales Agreement	1,015,265	-
Costs associated with FBR At-the-Market Sales Agreement	(164,825)	-
Proceeds from issuance of common stock pursuant to the equity line	115,930	1,712,320
Stock issuance cost associated with equity line	-	(41,381)
Repayment of notes payable	-	(300,000)
Proceeds from issuance of common stock to SciClone	-	3,000,000
Net cash provided by financing activities	5,573,835	8,840,602

Net increase (decrease) in cash and cash equivalents	(963,080)	3,851,022
Cash and cash equivalents at beginning of year	8,772,567	4,921,545
Cash and cash equivalents at end of year	$7,809,487	$8,772,567
Supplemental disclosure of non cash financing activities:
Reclassification of warrant liability to additional paid-in capital	$-	$892,860

Supplemental information:
Cash paid for state income taxes	$5,077	$5,030

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

The Company’s BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible fluorescent light for the treatment of cutaneous T-cell lymphoma (“CTCL”), its first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

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

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from BARDA and NIAID. The Company is currently developing RiVax® under a NIH contract of up to $24.7 million over six years, and SGX301 and SGX942 under two separate NIH grants of approximately $1.5 million each over two years. The NIAID contract for the development of OrbeShield® was completed during the first quarter of 2017, and the base period of the BARDA contract for the development of OrbeShield® expiring, with BARDA electing not to extend the current contract beyond the base period. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2017, the Company had an accumulated deficit of $157,270,045. During the year ended December 31, 2017, the Company incurred a net loss of $7,147,083 and used $6,510,567 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”), and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of December 31, 2017, the Company had cash and cash equivalents of $7,809,487 as compared to $8,772,567 as of December 31, 2016, representing a decrease of $963,080 or 11%. As of December 31, 2017, the Company had working capital of $6,185,863 as compared to working capital of $7,243,918, representing a decrease of $1,058,055 or 15%.The decrease in cash and working capital was primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in preparation and initiation of the Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue site initiation and enrollment of the pivotal Phase 3 trial of SGX942 for the treatment of oral mucositis in head and neck cancer patients;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Advance the preclinical and manufacturing development of OrbeShield® as a biodefense medical countermeasure for the treatment of GI ARS contingent upon government funding support;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to the following:

●	The Company has up to $19.6 million in active government contract and grant funding still available to support our associated research programs through 2018 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt in 2018 of $416,810 in proceeds from the sale of NJ NOL in 2017, the Company expects to participate in the program during 2018 and beyond as long as the program is available;

●	The Company plans to pursue potential partnerships for its pipeline programs. However, there can be no assurances that the Company can consummate such transactions;

●	The Company has $10.2 million available from an equity facility expiring in March 2019; and

●	The Company may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the years ended December 31, 2017 or 2016.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the years ended December 31, 2017 and 2016.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2017 or 2016.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments. The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants issued in connection with the Company’s June 2013 registered public offering were accounted for as derivatives. See Note 6, Warrant Liability.

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

Accounting for Warrants

The Company considered FASB ASC 815, Evaluating Whether an Instrument is Considered Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock and, therefore, qualifying for the first part of the scope exception in paragraph 815-10-15. The Company evaluated the provisions and determined that the warrants issued in connection with the Company’s June 2013 registered public offering contained provisions that protected holders from a decline in the issue price of the Company’s common stock (or “down-round” provisions) and contain net settlement provisions. Consequently, these warrants were recognized as liabilities at their fair value on the date of grant and remeasured at fair value on each reporting date.

During the year ended December 31, 2016, the Company entered into amendments with the holders of those warrants, and as a result the warrants were reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments. All other warrants that have been issued by the Company were indexed to the Company’s stock and therefore accounted for as equity instruments.

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

For the year ended December 31, 2017, the Company issued 476,100 stock options at a weighted average exercise price of $2.24 per share. The fair value of options issued during the years ended December 31, 2017 and 2016 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility of 90% - 93% for 2017 and 84% - 121% for 2016;

●	forfeitures at a rate of 12%; and

●	risk-free interest rates ranging from 1.60% to 2.02% and 0.96% to 1.70% for 2017 and 2016, respectively.

The fair value of each option grant made during 2017 and 2016 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2017 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2017 and 2016. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2017 and 2016.

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

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016
Numerator:
Net loss for basic earnings per share	$(7,147,083)	$(3,245,383)
Less change in fair value of warrant liability	-	1,541,241
Net loss for diluted earnings per share	$(7,147,083)	$(4,786,624)
Denominator:
Weighted-average basic common shares outstanding	6,144,237	3,481,460
Assumed conversion of dilutive securities:
Common stock purchase warrants	-	102,127
Denominator for diluted earnings per share – adjusted weighted-average shares	6,144,237	3,583,387
Basic net loss per share	($1.16)	($0.93)
Diluted net loss per share	($1.16)	($1.34)

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the calculation because their effect would be anti-dilutive.

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016
Common stock purchase warrants	2,577,238	2,853,575
Stock options	785,655	330,605
Total	3,362,893	3,184,180

The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2017 were $7.15 and $4.38 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
December 31, 2017
Licenses	$462,234	$388,282	$73,952
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,281,467	$73,952
December 31, 2016
Licenses	$462,234	$361,044	$101,190
Patents	1,893,185	1,867,747	25,438
Total	$2,355,419	$2,228,791	$126,628

Amortization expense was $52,676 and $62,104 in 2017 and 2016, respectively.

Based on the balance of licenses and patents at December 31, 2017, future annual amortization expense is expected to be as follows:

Year	Amortization Expense
2018	$37,300
2019	$36,652

License fees and royalty payments are expensed annually as incurred, as the Company does not attribute any future benefits of such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	For the Years Ended December 31,
	2017	2016

Clinical trial expenses	$1,011,666	$741,174
Other	131,640	64,944
Total	$1,143,306	$806,118

Note 5. Notes Payable

On July 29, 2015, the Company entered into equity purchase agreements (the “Equity Line Purchase Agreements”) and registration rights agreements with certain accredited institutional investors. In consideration for entering into the Equity Line Purchase Agreements, the Company issued to the investors promissory notes having an aggregate principal amount of $300,000, which were recorded as stock issuance costs. The promissory notes had an issuance date present value of $282,071 and were repaid on April 15, 2016. The promissory notes did not include terms for interest, therefore the interest was imputed at 9%. Total discount amortization of $7,281 was recorded as interest expense for the year ended December 31, 2016. The discount was accreted over the term of the promissory notes using the effective interest rate method.

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

The assumptions used in the valuation of the warrants issued in the June 25, 2013 financing on November 9, 2016 using the Black Scholes model were as follows:

November 9, 2016

Number of shares underlying the warrants	303,694
Exercise price	$0.80
Volatility	93%
Risk-free interest rate	0.81%
Expected dividend yield	0%
Expected warrant life (years)	1.63
Stock price	$3.65

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	December 31, 2015	Reclassification of warrant liability to equity in 2016	Decrease in Fair Value	December 31, 2016
Warrant liability	$2,434,101	$(892,860)	$(1,541,241)	$0

Note 7. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2017 and December 31, 2016:

	2017	2016
Federal	$-	$-
State	(416,810)	(530,143)
Income tax benefit	$(416,810)	$(530,143)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Net operating loss carry forwards	$21,286,000	$32,028,000
Orphan drug and research and development credit carry forwards	7,878,000	6,374,000
Equity based compensation	1,332,000	1,943,000
Intangibles	1,289,000	1,921,000
Total	31,785,000	42,266,000
Valuation allowance	(31,785,000)	(42,266,000)
Net deferred tax assets	$-	$-

The Company had gross NOLs at December 31, 2017 of approximately $99,402,000 for federal tax purposes and approximately $5,766,000 of New Jersey NOL carry forwards remaining after the sale of unused net operating loss carry forwards, portions of which will begin to expire in 2018. In addition, the Company has $8,000,000 of various tax credits which expire from 2018 to 2035. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the years ended December 31, 2017 and 2016, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $416,810 and $530,143 of income tax benefit, net of transaction costs, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Federal tax at statutory rate	(34.0)%	(34.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(11.6)	(7.9)
Permanent differences	5.7	10.3
Orphan drug and research and development credits	(13.9)	(38.8)
Change in statutory rate	186.9	-
Change in valuation allowance	(138.6)	56.4
Income tax benefit	(5.5)%	(14.0)%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018. The Company does not anticipate any impact to tax expense due to the full valuation allowance on its deferred tax assets and believes that the most significant impact on its consolidated financial statements will be reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets.  Such reduction is fully offset by changes to the Company’s valuation allowance.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as they refine their estimates or complete their accounting of such tax effects.

Note 8. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2017:

●	On January 3, 2017, the Company issued 2,500 shares to a vendor for partial consideration for services performed. The fair value of the fully vested shares was $2.37 per share;

●	On May 4, 2017, warrants to purchase a total of 250,000 shares were exercised on a cashless basis and as a result 200,125 shares of common stock were issued;

●	On May 24, 2017, the Company issued 10,096 shares of common stock pursuant to the equity line with Lincoln Park;

●	In July 2017, the Company issued 40,387 shares of common stock pursuant to the equity line with Lincoln Park;

●	Between August 14 and October 25, 2017, the Company issued FBR 450,000 shares of common stock pursuant to the ATM agreement.

●	On November 3, 2017, the Company issued 1,575,500 shares of common stock at a purchase price of $2.00 per share in a registered direct offering and 982,000 shares of common stock at a purchase price of $2.00 per share in a concurrent private placement.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2016:

●	The Company issued Lincoln Park 277,135 shares of common stock pursuant to the equity line purchase agreement;

●	On May 31, 2016, the Company issued 5,000 shares of common stock to a vendor for partial consideration for services performed.

●	On August 29, 2016, the Company issued 2,500 shares of common stock to a vendor for partial consideration for services performed.

●	On September 9, 2016, the Company entered into a common stock purchase agreement with SciClone pursuant to which the Company sold 352,942 shares of common stock to SciClone for an aggregate price of $3,000,000.

●	In November 2016, warrants to purchase a total of 42,444 shares were exercised on a cashless basis and as a result 33,978 shares of common stock were issued.

●	On December 16, 2016, 1,670,000 shares of the Company’s common stock and warrants to purchase 2,087,500 shares of the Company’s common stock at a combined offering price of $3.16 were issued in a registered public offering. In addition, the underwriters partially exercised the over-allotment to purchase an additional 282,505 warrants. The warrants have a per share exercise price of $3.95 and are exercisable immediately.

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

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The 2016 Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. As of December 31, 2017, the Company had $10.2 million available under the equity facility.

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

During the year ended December 31, 2017, the Company sold 50,000 shares of common stock and issued 483 commitment shares and received proceeds of $115,930. The value of commitment shares on the date granted was $1,125, which was accounted for as a stock issuance cost.

FBR Agreement and Common Stock Offerings

On August 11, 2017, the Company entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co. (“FBR”) to sell shares of the Company’s common stock, with aggregate gross proceeds of up to $4,800,000, from time to time, through an “at-the-market” equity offering program under which FBR acts as sales agent. Under the Sales Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales were requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provided that FBR was entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. The offering costs incurred to register the shares pursuant to the Sales Agreement were $164,825. The Company had no obligation to sell any shares under the Sales Agreement, and could suspend solicitation and offers under the Sales Agreement. The shares were issued pursuant to the Company’s shelf registration statement on Form S-3 and the Prospectus Supplement filed August 11, 2017 with the U.S. Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement. There are no more shares that can be sold under the Prospectus Supplement filed on August 11, 2017 as a result of the Company’s registered direct offering and private placement on November 3, 2017 (see below).

On November 3, 2017, the Company issued 1,575,500 shares of common stock at a purchase price of $2.00 per share in a registered direct offering and 982,000 shares of common stock at a purchase price of $2.00 per share in a concurrent private placement. In connection with the concurrent registered public offering and the private placement, warrants to purchase 51,151 shares of the Company’s common stock were issued to representatives of the underwriters of the offering. The warrants are exercisable at $2.50 per share of common stock underlying the warrants for a four-year period commencing six months from the effective date of the offering. Gross proceeds to the Company from these offerings were approximately $5,115,000 before deducting placement agent fees and other estimated offering expenses payable by the Company. The shares were issued pursuant to the Company’s registration statements filed with the U.S. Securities and Exchange Commission on a prospectus supplement on October 31, 2017 and Form S-1 on November 20, 2017.

Note 9. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan was replaced by the 2015 Equity Incentive Plan (“2015 Plan”), which was approved in June 2015. As of December 31, 2017, a maximum of 600,000 shares are available for grants under the 2015 Plan, and are divided into four separate equity programs:

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

4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

The 2005 Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

The table below accounts only for transactions occurring as part of the 2015 Plan.

Shares available for grant at January 1, 2017	185,769
Increase in shares available for grant	300,000
Options granted	(476,100)
Options forfeited	4,300
Shares available for grant at December 31, 2017	13,969

The total option activity for the 2005 Plan and the 2015 Plan for the years ended December 31, 2017 and 2016 was as follows:

	Options	Weighted Average Options Exercise Price

Balance outstanding at December 31, 2015	276,861	$21.30
Granted	66,875	5.30
Increase post reverse stock split	1,851	17.07
Exercised	-	-
Forfeited	(14,982)	48.52
Balance outstanding at December 31, 2016	330,605	$17.07
Granted	476,100	2.24
Exercised	-	-
Forfeited	(21,050)	51.62
Balance outstanding at December 31, 2017	785,655	$7.15

As of December 31, 2017, there were 439,963 options exercisable with a weighted average exercise price of $10.77 and a weighted average remaining contractual term of 7.06 years. As of December 31, 2017, there were 785,655 options outstanding with a weighted average remaining term of 8.18 years.

The Company awarded 476,100 and 66,875 stock options during the years ended December 31, 2017 and 2016, respectively, which had a weighted average grant date fair value per share of $1.54 and $3.90, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2017 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$2.01-$19.50	8.60	705,274	359,582
$20.00-$41.00	5.28	59,581	59,581
$46.40-$62.00	2.44	20,800	20,800
Total	8.18	785,655	439,963

The Company’s share-based compensation expense for the years ended December 31, 2017 and 2016 was recognized as follows:

Share-based compensation	2017	2016
Research and development	$213,944	$230,573
General and administrative	275,843	344,404
Total	$489,787	$574,977

At December 31, 2017, the total compensation cost for stock options not yet recognized was approximately $512,766 and will be expensed over the next three years.

Warrants to Purchase Common Stock

As described in Note 6. Warrant Liability, during November 2016, the Company entered into amendments with the holders of the price protected warrants issued in the June 2013 registered public offering eliminating the “down round” provision and permitting those warrants to be exercised on a “cashless exercise” basis. Of the 303,694 shares of common stock that remained issuable on the date of the amendments upon the exercise of such warrants, warrants to purchase a total of 42,444 shares were exercised on a cashless basis on November 9, 2016. The fair value of the warrant liability of $892,860 related to the remaining 261,250 warrants outstanding after the amendment and exercises was reclassified to equity as the amended terms of the warrants qualified them to be accounted for as equity instruments.

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

On November 3, 2017, 1,575,500 shares of common stock were issued at a purchase price of $2.00 per share and 982,000 shares of common stock were issued at a purchase price of $2.00 per share in a concurrent private placement. In connection with the concurrent registered public offering and the private placement, warrants to purchase 51,151 shares of the Company’s common stock were issued to the representatives of the underwriters of the offering. The warrants are exercisable at $2.50 per share of common stock underlying the warrants for a four-year period commencing six months from the effective date of the offering.

Warrant activity for the years ended December 31, 2017 and 2016 was as follows:

	Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	492,614	$7.40
Granted	2,403,405	3.95
Exercised	(42,444)	0.80
Balance at December 31, 2016	2,853,575	$4.13
Granted	51,151	2.50
Exercised	(250,000)	0.80
Expired	(77,488)	5.58
Balance at December 31, 2017	2,577,238	$4.38

The remaining life, by grant date, for outstanding warrants at December 31, 2017 was:

Grant Date	Exercise Price	Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
6/25/2013	0.80	0.48	11,250	11,250
12/5/2013	20.50	0.93	500	500
12/24/2014	14.80	1.98	110,932	110,932
12/16/2016	3.95	3.96	2,403,405	2,403,405
11/3/2017	2.50	4.83	51,151	-
	Total	3.78	2,577,238	2,526,087

Note 10. Concentrations

At December 31, 2017 and 2016, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 11. Commitments and Contingencies

The Company has commitments of approximately $500,000 at December 31, 2017 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of December 31, 2017, the Company has accrued for approximately $197,000 in milestone payments.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as the Company’s corporate headquarters. The rent for the first 12 months is approximately $11,367 per month, or approximately $22.00 per square foot. The rent will increase to approximately $11,625 per month, or approximately $22.50 per square foot, for the next 12 months and increase to approximately $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2017, no milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2018	$100,000	$139,765	$239,765
2019	100,000	148,561	248,561
2020	100,000	127,377	227,377
2021	100,000	5,696	105,696
2022	100,000	-	100,000
Total	$500,000	$421,399	$921,399

Note 12. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended December 31,
	2017	2016
Revenues
Vaccines/BioDefense	$4,749,294	$10,448,794
BioTherapeutics	683,178	-
Total	$5,432,472	$10,448,794

Income (Loss) from Operations
Vaccines/BioDefense	$232,166	$1,563,884
BioTherapeutics	(4,181,811)	(3,399,933)
Corporate	(3,644,154)	(3,873,533)
Total	$(7,593,799)	$(5,709,582)

Amortization and Depreciation Expense
Vaccines/BioDefense	$33,183	$40,186
BioTherapeutics	30,614	41,395
Corporate	4,766	8,347
Total	$68,563	$89,928

Other Income, Net
Corporate	$29,906	$1,934,056

Share-Based Compensation
Vaccines/BioDefense	$76,625	$99,410
BioTherapeutics	137,319	131,163
Corporate	275,843	344,404
Total	$489,787	$574,977

	As of December 31,
	2017	2016

Identifiable Assets
Vaccines/BioDefense	$906,416	$1,297,986
BioTherapeutics	116,344	49,422
Corporate	8,526,891	8,919,698
Total	$9,549,651	$10,267,105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Soligenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and Subsidiaries (the ‘‘Company’’) as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the ‘‘financial statements’’). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (‘‘PCAOB’’) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 15, 2018

