Form 10-Q
period 2018-03-31
SOLIGENIX, INC.
filed 2018-05-11
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 7, 2018, 8,750,801 shares of the registrant's common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (unaudited)	2
	Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2018 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	36

Part II	OTHER INFORMATION

Item 1A	Risk Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6	Exhibits	39

SIGNATURES		38

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets Current assets:
Cash and cash equivalents	$6,368,057	$7,809,487
Contracts and grants receivable	826,994	926,251
Prepaid expenses	159,189	263,254
Income tax receivable	-	416,810
Total current assets	7,354,240	9,415,802
Security deposit	22,734	22,734
Office furniture and equipment, net	34,589	37,163
Intangible assets, net	67,236	73,952
Total assets	$7,478,799	$9,549,651

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,753,603	$1,753,614
Accrued expenses	1,606,826	1,143,306
Accrued compensation	48,094	333,019
Total current liabilities	3,408,523	3,229,939
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 8,740,723 shares and 8,730,640 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	8,741	8,731
Additional paid-in capital	163,708,786	163,581,026
Accumulated deficit	(159,647,251)	(157,270,045)
Total shareholders’ equity	4,070,276	6,319,712
Total liabilities and shareholders’ equity	$7,478,799	$9,549,651

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Contract revenue	$777,284	$1,330,884
Grant revenue	342,489	-
Total revenues	1,119,773	1,330,884
Cost of revenues	(978,921)	(1,087,315)
Gross profit	140,852	243,569
Operating expenses:
Research and development	1,803,360	1,217,540
General and administrative	731,593	764,219
Total operating expenses	2,534,953	1,981,759
Loss from operations	(2,394,101)	(1,738,190)
Interest income, net	16,895	4,753
Net loss	$(2,377,206)	$(1,733,437)
Basic net loss per share	$(0.27)	$(0.32)
Diluted net loss per share	$(0.27)	$(0.32)
Basic weighted average common shares outstanding	8,734,897	5,472,449
Diluted weighted average common shares outstanding	8,734,897	5,472,449

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$(157,270,045)	$6,319,712
Issuance of common stock pursuant to Lincoln Park Equity Line	10,083	10	19,790		19,800
Share-based compensation expense			107,970		107,970
Net loss				(2,377,206)	(2,377,206)
Balance, March 31, 2018	8,740,723	$8,741	$163,708,786	$(159,647,251)	$4,070,276

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2018	2017
Operating activities:
Net loss	$(2,377,206)	$(1,733,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	11,214	21,050
Share-based compensation	107,970	146,627
Issuance of common stock for services	-	5,925

Change in operating assets and liabilities:
Contracts and grants receivable	99,257	213,287
Income tax receivable	416,810	-
Prepaid expenses	104,065	(3,056)
Accounts payable and accrued expenses	463,509	(94,251)
Accrued compensation	(284,925)	(182,760)
Total adjustments	917,900	106,822
Net cash used in operating activities	(1,459,306)	(1,626,615)

Investing activities
Purchases of office furniture and equipment	(1,924)	(2,131)
Net cash used in investing activities	(1,924)	(2,131)

Financing Activities:
Proceeds from issuance of common stock pursuant to the equity line	19,800	-
Net cash provided by financing activities	19,800	-

Net decrease in cash and cash equivalents	(1,441,430)	(1,628,746)
Cash and cash equivalents at beginning of period	7,809,487	8,772,567
Cash and cash equivalents at end of period	$6,368,057	$7,143,821

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

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from BARDA and NIAID. The Company is currently developing RiVax® under a NIH contract of up to $24.7 million, and SGX301 and SGX942 under two separate NIH grants of approximately $1.5 million each over two years. The NIAID contract for the development of OrbeShield® was completed during the first quarter of 2017, and the base period of the BARDA contract for the development of OrbeShield® completed, with BARDA electing not to extend the current contract beyond the base period. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration regulations, and other regulatory authorities, litigation, and product liability. Results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2018, the Company had an accumulated deficit of $159,647,251. During the three months ended March 31, 2018, the Company incurred a net loss of $2,377,206 and used $1,459,306 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”), and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of March 31, 2018, the Company had cash and cash equivalents of $6,368,057 as compared to $7,809,487 as of December 31, 2017, representing a decrease of $1,441,430 or 18%. As of March 31, 2018, the Company had working capital of $3,945,717 as compared to working capital of $6,185,863 as of December 31, 2017, representing a decrease of $2,240,146 or 36%. The decrease in cash and working capital was primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites.

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the Company’s pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites;
●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $18.4 million in active government contract and grant funding still available to support its associated research programs through 2018 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company will continue to explore the use of equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt in 2018 of $416,810 in proceeds from the sale of NJ NOL in 2017, the Company expects to participate in the program for the year ending December 31, 2018 and beyond as long as the program is available;
●	The Company plans to pursue potential partnerships for its pipeline programs. However, there can be no assurances that the Company can consummate such transactions;
●	The Company has $10.2 million available from an equity facility expiring in March 2019; and
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Contracts and Grants Receivable

Contracts and grants receivable consist of amounts due from various grants from the NIH and contracts from NIAID, an institute of NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the three months ended March 31, 2018 and 2017.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2018 and 2017.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The Company did not issue any stock options during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company issued stock options at a weighted average exercise price of $2.67 per share. The fair value of options issued during the three months ended March 31, 2017 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 84%
●	forfeitures at a rate of 12%; and
●	risk free interest rates ranging 1.72% - 1.81%

The fair value of each option grant made during 2017 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Income Taxes

On December 22, 2017, the United States (“U.S.”) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. The Company does not anticipate any impact to the tax provision due to the full valuation allowance on its deferred tax assets and believes that the most significant impact on its consolidated financial statements was the reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets. Such reduction was fully offset by changes to the Company’s valuation allowance.

In December 2017, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as the Company refines its estimates or completes its accounting of such tax effects.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2018 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the periods ended March 31, 2018 or 2017. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2018 and December 31, 2017.

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

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive:

	For the Quarter Ended	For the Quarter Ended
	March 31, 2018	March 31, 2017
Common stock purchase warrants	2,577,238	2,853,575
Stock options	782,155	464,355
Total	3,359,393	3,317,930

The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2018 were $7.16 and $4.38 per share, respectively, and at March 31, 2017 were $12.70 and $4.13 per share, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on the Company’s consolidated financial statements and related disclosures.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
March 31, 2018
Licenses	$462,234	$394,998	$67,236
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,288,183	$67,236
December 31, 2017
Licenses	$462,234	$388,282	$73,952
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,281,467	$73,952

Amortization expense was $6,716 and $15,338 for the three months ended March 31, 2018 and 2017, respectively.

Based on the balance of licenses and patents at March 31, 2018, future annual amortization expense is expected to be as follows:

Amortization Expense
April 1 through December 31, 2018	$30,584
2019	$36,652

License fees and royalty payments are expensed as incurred, as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31, 2018	December 31, 2017

Clinical trial expenses	$1,271,888	$1,011,666
Other	334,938	131,640
Total	$1,606,826	$1,143,306

Note 5. Income Taxes

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

The Company has no tax provision for the three month periods ended March 31, 2018 and 2017 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. The Company does not anticipate any impact to the tax provision due to the full valuation allowance on its deferred tax assets and believes that the most significant impact on its consolidated financial statements was the reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets. Such reduction was fully offset by changes to the Company’s valuation allowance.

In December 2017, the SEC issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as the Company refines its estimates or completes its accounting of such tax effects.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the three months ended March 31, 2018, the Company issued the following shares of common stock:

●	On February 21, 2018, the Company issued 10,083 shares of common stock pursuant to the equity line with Lincoln Park.

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The 2016 Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (“Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. At March 31, 2018, the Company had $10.2 million available from this equity line which expires in March 2019.

FBR Agreement and Common Stock Offerings

On August 11, 2017, the Company entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co. (“FBR”) to sell shares of the Company’s common stock, with aggregate gross proceeds of up to $4,800,000, from time to time, through an “at-the-market” equity offering program under which FBR acts as sales agent. Under the Sales Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales were requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Sales Agreement provided that FBR was entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the Sales Agreement. The offering costs incurred to register the shares pursuant to the Sales Agreement were $164,825. The Company had no obligation to sell any shares under the Sales Agreement, and could suspend solicitation and offers under the Sales Agreement. The shares were issued pursuant to the Company’s shelf registration statement on Form S-3 and the Prospectus Supplement filed August 11, 2017 with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. The shares were issued pursuant to General Instruction I.B.6 of Form S-3, which permits the Company to sell shelf securities in a public primary offering with a value not exceeding one-third of the average market value of the Company’s voting and non-voting common equity held by non-affiliates in any 12-month period as long as the aggregate market value of the Company’s outstanding voting and non-voting common equity held by non-affiliates is less than $75 million. Currently no more shares may be sold under the Prospectus Supplement filed on August 11, 2017 because the Company has issued the maximum amount of shares permitted to be sold under General Instruction I.B.6 of Form S-3. With the passage of time or the fluctuation of the aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates, the Company anticipates that it will again be permitted to issue shares in reliance on General Instruction I.B.6 of Form S-3.

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

Note 7. Commitments and Contingencies

The Company has commitments of approximately $475,000 as of March 31, 2018 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of March 31, 2018, the Company has accrued for approximately $197,000 in milestone payments.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2018, no milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2018	$75,000	$145,461	$220,461
2019	100,000	148,561	248,561
2020	100,000	127,377	227,377
2021	100,000	5,696	105,696
2022	100,000	-	100,000
Total	$475,000	$427,095	$902,095

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2018	2017
Revenues
Vaccines/BioDefense	$809,256	$1,330,884
BioTherapeutics	310,517	-
Total	$1,119,773	$1,330,884

Income/(Loss) from Operations
Vaccines/BioDefense	$(86,205)	$136,600
BioTherapeutics	(1,521,348)	(1,027,555)
Corporate	(786,548)	(847,235)
Total	$(2,394,101)	$(1,738,190)

Amortization and Depreciation Expense
Vaccines/BioDefense	$4,480	$9,769
BioTherapeutics	5,384	9,567
Corporate	1,350	1,714
Total	$11,214	$21,050

Interest Income, Net
Corporate	$16,895	$4,753

Share-Based Compensation
Vaccines/BioDefense	$15,668	$17,998
BioTherapeutics	28,318	49,770
Corporate	63,984	78,859
Total	$107,970	$146,627

	As of March 31, 2018	As of December 31, 2017

Identifiable Assets
Vaccines/BioDefense	$768,868	$906,416
BioTherapeutics	146,404	116,344
Corporate	6,563,527	8,526,891
Total	$7,478,799	$9,549,651

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2017. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

An outline of our business strategy follows:

●	Complete enrollment and report preliminary results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Continue enrollment of our pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;
●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

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
SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial initiated July 2017, with interim analysis anticipated in the first half of 2019 and final results expected in the second half of 2019
SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated;
Phase 3 clinical trial planned for the second half of 2018, contingent upon additional funding and/or partnership
SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the second half of 2018
OrbeShield®	Therapeutic against GI ARS	Pre-clinical
SGX943	Therapeutic against Emerging Infectious Disease	Pre-clinical

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

SGX301 has received Orphan Drug designation as well as Fast Track designation from the United States Food and Drug Administration (“FDA”). The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 for the treatment of CTCL also was granted Orphan Drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”).

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

We have received clearance from the FDA to advance the pivotal Phase 3 protocol for SGX942 in the treatment of oral mucositis in patients with head and neck cancer receiving chemoradiation therapy. Additionally, we have received positive Scientific Advice from the EMA for the development of SGX942 as a treatment for oral mucositis in patients with head and neck cancer. The Scientific Advice from the EMA indicates that a single, double-blind, placebo-controlled, multinational, Phase 3 pivotal study, if successful, in conjunction with the Phase 2 dose-ranging study, is generally considered sufficient to support a marketing authorization application (“MAA”) to the EMA for potential licensure in Europe. The advice also provided several suggestions to strengthen the study design and data collection that were integrated into the final protocol. Scientific Advice is offered by the EMA to stakeholders for clarification of questions arising during development of medicinal products. The scope of Scientific Advice is limited to scientific issues and focuses on development strategies rather than pre-evaluation of data to support an MAA. Scientific Advice is legally non-binding and is based on the current scientific knowledge which may be subject to future changes.

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

During June 2017 NIAID exercised an option for the evaluation of RiVax® to fund additional animal efficacy studies. The exercised option will provide us with approximately $2.0 million in additional funding. Additionally, during August 2017 NIAID exercised an option to fund good manufacturing practices compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised option will provide us with approximately $2.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, of which $16.2 million is still available. If all contract options are exercised, the total award of up to $24.7 million will support the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the FDA. In addition, biomarkers for RiVax® testing have been successfully identified, facilitating potential approval under the FDA Animal Rule.

RiVax® has been granted Orphan Drug designation by the FDA for the prevention of ricin intoxication. In addition, RiVax® has also been granted Orphan Drug designation in the European Union (“EU”) from the EMA Committee for Orphan Medical Products.

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

In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield® leading to FDA approval to treat GI ARS. The BARDA contract contained a two year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consisted of a one year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. We received a combined approximate $18 million in contract funding from both BARDA and NIAID which includes combined supplemental funding of $634,000, extending the programs through the first quarter of 2017. The NIAID contract was completed during the first quarter of 2017 along with the expiration of the base period of the BARDA contract for the development of OrbeShield®, with BARDA electing not to extend the current contract beyond the base period. We will continue to apply for additional government funding, as opportunities to do so become available. Previously, development of OrbeShield® had been largely supported by a $1 million NIH grant to our academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield® for the treatment of acute GI ARS. The FDA has given OrbeShield® Orphan Drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

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

The innate immune system is responsible for rapid and non-specific responses to combat bacterial infection. Augmenting these responses represents an alternative approach to treating bacterial infections. In animal models, IDRs are efficacious against both antibiotic-sensitive and antibiotic-resistant infections, both Gram-positive and Gram-negative bacteria, and are active irrespective of whether the bacteria occupies a primarily extracellular or intracellular niche. IDRs are also effective as stand-alone agents or in conjunction with antibiotics. An IDR for the treatment of serious bacterial infections encompasses a number of clinical advantages including:

●	Treatment when antibiotics are contraindicated, such as:

o	before the infectious organism and/or its antibiotic susceptibility is known; or

o	in at-risk populations prior to infection.

●	An ability to be used as an additive, complementary treatment with antibiotics, thereby:

o	enhancing efficacy of sub-optimal antibiotic regimens (e.g., partially antibiotic-resistant infections);

o	enhancing clearance of infection, thereby minimizing the generation of antibiotic resistance; and

o	reducing the required antibiotic dose, again potentially minimizing the generation of antibiotic resistance.

●	An ability to modulate the deleterious consequences of inflammation in response to the infection, including the inflammation caused by antibiotic-driven bacterial lysis; and

●	Being unlikely to generate bacterial resistance since the IDR acts on the host, and not the pathogen.

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

The Company did not issue any stock options for the three months ended March 31, 2018. The fair value of each option grant made during the three months ended March 31, 2017 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. The Company does not anticipate any impact to the tax provision due to the full valuation allowance on its deferred tax assets and believes that the most significant impact on its consolidated financial statements will be the reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets. Such reduction is fully offset by changes to the Company’s valuation allowance.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as the Company refines its estimates or completes its accounting of such tax effects.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through March 31, 2018 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for March 31, 2018 or 2017. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2018 and December 31, 2017.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2018 Compared to March 31, 2017

For the three months ended March 31, 2018, we had a net loss of $2,377,206 as compared to a net loss of $1,733,437 for the same period in the prior year, representing an increase in the net loss of $643,769 or 37%. For the three months ended March 31, 2018, revenues and associated costs related to government contracts and grants awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax® and other development programs. For the three months ended March 31, 2018, we had revenues of $1,119,773 as compared to $1,330,884 for the same period in the prior year, representing a decrease of $211,111 or 16%. The decrease in revenues was a result of the work being completed under the OrbeShield® BARDA contract for the treatment of GI ARS and the completion under the RiVax® NIAID contract of a primate study during the first quarter of 2017. This decrease was partially offset by an increase in NIH grant revenues from grants awarded in September 2017 to support the development of SGX301 for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer.

We incurred costs related to those revenues for the three months ended March 31, 2018 and 2017 of $978,921 and $1,087,315, respectively, representing a decrease of $108,394 or 10%. The decrease in costs is primarily a result of the decrease in total revenues from the completion of the BARDA and NIAID contracts.

Our gross profit for the three months ended March 31, 2018 was $140,852 or 13% of revenues, as compared to $243,569 or 18% of revenues for the same period in 2017, representing a decrease of $102,717 or 42%. The decrease in gross profit is consistent with the decrease in revenues. A smaller share of reimbursable costs were available for contracted fixed overhead reimbursement during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, resulting in the decrease in gross profit percentage of 5%.

Research and development expenses were $1,803,360 for the three months ended March 31, 2018 as compared to $1,217,540 for the same period in 2017, representing an increase of $585,820 or 48%. The increase in research and development spending for the three months ended March 31, 2018 was related to expenditures incurred in the Phase 3 clinical trial of SGX942, the ongoing Phase 3 clinical trial of SGX301, and the initiation and expansion of the Phase 3 trial of SGX942 to select UK and European locations.

General and administrative expenses were $731,593 for the three months ended March 31, 2018, as compared to $764,219 for the same period in 2017, representing a decrease of $32,626 or 4%. The decrease is primarily related to a decrease in professional fees.

Interest income for the three months ended March 31, 2018 was $16,895 as compared to $4,753 for the same period in 2017, representing an increase of $12,142 or 255%. The increase is due to an increase in interest and dividend income for the three months ended March 31, 2018 as compared to the same period in 2017.

Financial Condition

Cash and Working Capital

As of March 31, 2018, we had cash and cash equivalents of $6,368,057 as compared to $7,809,487 as of December 31, 2017, representing a decrease of $1,441,430 or 18%. As of March 31, 2018, we had working capital of $3,945,717 as compared to working capital of $6,185,863 as of December 31, 2017, representing a decrease of $2,240,146, or 36% in working capital. The decrease in cash was primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund LLC and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $18.4 million in active contract and grant funding still available to support our associated research programs in 2018 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. We plan to submit additional contract and grant applications for further support of these programs with various funding agencies;
●	We will continue to explore the use of equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will pursue NOL sales in the State of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt in 2018 of $416,810 in proceeds from the sale of NJ NOL in 2017, we expect to participate in the program for the year ending December 31, 2018 and beyond if the program is available;
●	We plan to pursue potential partnership for our pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	We have $10.2 million available from an equity facility expiring in March 2019; and
●	We may seek additional capital in the private and/or public equity markets, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $11.5 million before any contract or grant reimbursements, of which $7.5 million relates to the BioTherapeutics business and $4.0 million relates to the Vaccines/BioDefense business. We anticipate contract reimbursements in the next 12 months of approximately $5.9 million to offset research and development expenses in both the BioTherapeutics and the Vaccines/BioDefense business segments.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2018	2017
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$120,824	$97,200
Dusquetide (SGX94)	1,040,511	570,015
SGX301	579,422	456,939
Other	62,603	93,386
Total	$1,803,360	$1,217,540

Reimbursed under Government Contracts and Grants
OrbeShield®	$-	$171,618
RiVax® and ThermoVax® Vaccines	769,676	915,697
SGX942	118,254	-
SGX301	90,991	-
Total	$978,921	$1,087,315
Grand Total	$2,782,281	$2,304,855

Contractual Obligations

We have commitments of approximately $475,000 as of March 31, 2018 for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. As of March 31, 2018, the Company has accrued for approximately $197,000 in milestone payments.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves our corporate headquarters. The rent for the first 12 months is approximately $11,367 per month, or approximately $22.00 per square foot. The rent will increase to approximately $11,625 per month, or approximately $22.50 per square foot, for the next 12 months and increase to approximately $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of March 31, 2018, no milestone payments have been made or accrued.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2018	$75,000	$145,461	$220,461
2019	100,000	148,561	248,561
2020	100,000	127,377	227,377
2021	100,000	5,696	105,696
2022	100,000	-	100,000
Total	$475,000	$427,095	$902,095

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

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the "forward-looking" statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the "forward-looking" statements or to announce the results of any revisions to these "forward-looking" statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2018, we issued 10,000 shares of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an aggregate price of $19,800, and issued to Lincoln Park 83 additional shares of common stock as a commitment fee. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. Lincoln Park represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act; is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through Lincoln Park’s business relationship with us, to information about us.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

May 11, 2018	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2018	by	/s/ Karen Krumeich
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

