Form 10-Q
period 2018-06-30
SOLIGENIX, INC.
filed 2018-08-08
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 3, 2018, 17,682,839 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)	2
	Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2018 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4	Controls and Procedures	39

Part II	OTHER INFORMATION

Item 1A	Risk Factors	40
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6	Exhibits	45

SIGNATURES		41

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,244,871	$7,809,487
Contract and grants receivable	1,530,735	926,251
Prepaid expenses	122,898	263,254
Income tax receivable	-	416,810
Total current assets	5,898,504	9,415,802
Security deposit	22,734	22,734
Office furniture and equipment, net	30,210	37,163
Deferred offering costs	140,246	-
Intangible assets, net	60,445	73,952
Total assets	$6,152,139	$9,549,651

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,686,467	$1,753,614
Accrued expenses	1,729,905	1,143,306
Deferred revenue	56,692	-
Accrued compensation	56,116	333,019
Total current liabilities	3,529,180	3,229,939
Commitments and contingencies

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 25,000,000 shares authorized ; 8,750,801 shares and 8,730,640 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	8,751	8,731
Additional paid-in capital	163,817,801	163,581,026
Accumulated deficit	(161,203,593)	(157,270,045)
Total shareholders’ equity	2,622,959	6,319,712
Total liabilities and shareholders’ equity	$6,152,139	$9,549,651

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Contract revenue	$1,367,574	$990,971	$2,144,858	$2,321,855
Grant revenue	357,971	-	700,460	-
Total revenues	1,725,545	990,971	2,845,318	2,321,855
Cost of revenues	(1,493,676)	(677,167)	(2,472,597)	(1,764,482)
Gross profit	231,869	313,804	372,721	557,373
Operating expenses:
Research and development	1,170,333	1,783,714	2,973,693	3,001,254
General and administrative	650,826	846,919	1,382,419	1,611,138
Total operating expenses	1,821,159	2,630,633	4,356,112	4,612,392
Loss from operations	(1,589,290)	(2,316,829)	(3,983,391)	(4,055,019)
Interest income, net	32,948	5,231	49,843	9,984
Net loss	$(1,556,342)	$(2,311,598)	$(3,933,548)	$(4,045,035)
Basic net loss per share	$(0.18)	$(0.41)	$(0.45)	$(0.73)
Diluted net loss per share	$(0.18)	$(0.41)	$(0.45)	$(0.73)
Basic weighted average common shares outstanding	8,742,569	5,601,879	8,738,728	5,537,164
Diluted weighted average common shares outstanding	8,742,569	5,601,879	8,738,728	5,537,164

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$(157,270,045)	$6,319,712
Issuance of common stock pursuant to Lincoln Park Equity Line	20,161	20	38,380	-	38,400
Share-based compensation expense	-	-	198,395	-	198,395
Net loss	-	-	-	(3,933,548)	(3,933,548)
Balance, June 30, 2018	8,750,801	$8,751	$163,817,801	$(161,203,593)	$2,622,959

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2018	2017
Operating activities:
Net loss	$(3,933,548)	$(4,045,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	22,384	39,671
Share-based compensation	198,395	240,674
Issuance of common stock for services	-	5,925

Change in operating assets and liabilities:
Contract and grants receivable	(604,484)	491,884
Income tax receivable	416,810	-
Prepaid expenses	140,356	5,356
Accounts payable and accrued expenses	379,206	579,756
Accrued compensation	(276,903)	(297,904)
Deferred revenue	56,692	-
Total adjustments	332,456	1,065,362
Net cash used in operating activities	(3,601,092)	(2,979,673)

Investing activities:
Purchases of office furniture and equipment	(1,924)	(2,131)
Net cash used in investing activities	(1,924)	(2,131)

Financing activities:
Proceeds from issuance of common stock pursuant to the equity line	38,400	23,100
Net cash provided by financing activities	38,400	23,100

Net decrease in cash and cash equivalents	(3,564,616)	(2,958,704)
Cash and cash equivalents at beginning of period	7,809,487	8,772,567
Cash and cash equivalents at end of period	$4,244,871	$5,813,863

Supplemental disclosure of non cash financing activity:
Accrued deferred issuance costs	$140,246	-

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

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from BARDA and NIAID. The Company is currently developing RiVax® under a NIH contract of up to $24.7 million, and SGX301 and SGX942 under two separate NIH grants of approximately $1.5 million each over two years. The NIAID contract for the development of OrbeShield® and the base period of the BARDA contract for the development of OrbeShield® were completed during the first quarter of 2017. BARDA elected not to extend the current contract beyond the base period. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (“FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2018, the Company had an accumulated deficit of $161,203,593. During the six months ended June 30, 2018, the Company incurred a net loss of $3,933,548 and used $3,601,092 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s operating budget, current rate of cash outflows, cash on hand (inclusive of the proceeds from the Company’s July 2018 public offering – see Note 9), proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”), and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements. On July 2, 2018, the Company completed a public offering of its common stock and warrants. Total gross proceeds from the offering, including the exercise of the underwriters over-allotment option, was approximately $9.2 million. See Note 9.

As of June 30, 2018, the Company had cash and cash equivalents of $4,244,871 as compared to $7,809,487 as of December 31, 2017, representing a decrease of $3,564,616 or 46%. As of June 30, 2018, the Company had working capital of $2,369,324 as compared to working capital of $6,185,863 as of December 31, 2017, representing a decrease of $3,816,539 or 62%. The decrease in cash and working capital was primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites.

Management’s business strategy can be outlined as follows:

●	Complete enrollment and report preliminary results in the Company’s pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites;
●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $17.3 million in active government contract and grant funding still available to support its associated research programs through 2018 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt in 2018 of $416,810 in proceeds from the sale of NJ NOL in 2017, the Company expects to participate in the program for the year ending December 31, 2018 and beyond as long as the program is available;

●	The Company plans to pursue potential partnerships for its pipeline programs. However, there can be no assurances that the Company can consummate such transactions;
●	The Company has $10.1 million available from an equity facility expiring in March 2019; and
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.
●	In July 2018, the Company received total gross proceeds from an at the market public offering of its common stock and warrants of $9.2 million, before deducting underwriting discounts and commissions and other estimated expenses. The Company plans to use the proceeds to support the two pivotal Phase 3 clinical trials of SGX301 and SGX942, as well as for working capital.

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

Contract and Grants Receivable

Contract and grants receivable consist of amounts due from various grants from the NIH and contracts from NIAID, an institute of NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the six months ended June 30, 2018 and 2017.

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

The Company did not record any impairment of long-lived assets for the six months ended June 30, 2018 and 2017.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contract and grants receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

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

For the six months ended June 30, 2018 and 2017, the Company issued stock options at a weighted average exercise price of $1.59 and $2.55 per share, respectively. The fair value of options issued during the six months ended June 30, 2018 and 2017 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected term of 4 years;
●	volatility of 91% for 2018 and 90 - 93% for 2017;
●	forfeitures at a rate of 12%; and
●	risk-free interest rates ranging from 2.68% - 2.85% for 2018 and 1.60% - 1.81% for 2017.

The fair value of each option grant made during 2018 and 2017 was estimated on the date of each grant using the Black-Scholes option pricing model and is amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

On December 22, 2017, the United States (“U.S.”) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. The Company does not anticipate any impact to the tax provision due to the full valuation allowance on its deferred tax assets and believes that the most significant impact on its consolidated financial statements was the reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets.  Such reduction was fully offset by changes to the Company’s valuation allowance.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2018 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the periods ended June 30, 2018 or 2017. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2018 and December 31, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock purchase warrants	2,575,988	2,603,575	2,575,988	2,603,575
Stock options	761,855	520,055	761,855	520,055
Total	3,337,843	3,123,630	3,337,843	3,123,630

The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2018 were $7.25 and $4.38 per share, respectively, and at June 30, 2017 were $11.34 and $4.45 per share, respectively.

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

In July 2017, the FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. For the Company, this ASU is effective January 1, 2019, with early adoption permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures, and an analysis is expected to be completed in the first quarter of 2019.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The FASB issued this update with the intention of reducing cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
June 30, 2018
Licenses	$462,234	$401,789	$60,445
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,294,974	$60,445
December 31, 2017
Licenses	$462,234	$388,282	$73,952
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,281,467	$73,952

Amortization expense was $6,791 and $15,509 for the three months ended June 30, 2018 and 2017, respectively, and $13,507 and $30,847 for the six months ended June 30, 2018 and 2017, respectively.

Based on the balance of licenses and patents at June 30, 2018, future amortization expense is expected to be as follows:

Amortization Expense
July 1 thru December 31, 2018	$20,389
2019	$40,056

License fees and royalty payments are expensed as incurred as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30, 2018	December 31, 2017

Clinical trial expenses	$1,588,393	$1,011,666
Other	141,512	131,640
Total	$1,729,905	$1,143,306

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

The Company and one or more of its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2017, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $416,810 of income tax benefit, net of transaction costs. There can be no assurance as to the continuation or magnitude of this program in the future.

The Company has no tax provision for the three and six month periods ended June 30, 2018 and 2017 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the six months ended June 30, 2018, the Company issued the following shares of common stock:

●	On February 21, 2018, the Company issued 10,083 shares of common stock pursuant to the equity line with Lincoln Park.
●	On April 6, 2018 the Company issued 10,078 shares of common stock pursuant to the equity line with Lincoln Park.

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The 2016 Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the 12 business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (“Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. At June 30, 2018, the Company has $10.1 million available from this equity line which expires in March 2019.

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

Note 7. Commitments and Contingencies

The Company has commitments of approximately $450,000 as of June 30, 2018 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. During the quarter ended June 30, 2018, approximately $197,000 was paid to the University of British Columbia as a milestone payment, which was accrued for at December 31, 2017.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2018, no milestones or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2018	$50,000	$72,989	$122,989
2019	100,000	148,561	248,561
2020	100,000	127,377	227,377
2021	100,000	5,696	105,696
2022	100,000	-	100,000
Total	$450,000	$354,623	$804,623

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2018	2017
Revenues
Vaccines/BioDefense	$1,449,044	$990,971
BioTherapeutics	276,501	-
Total	$1,725,545	$990,971

Income (Loss) from Operations
Vaccines/BioDefense	$30,299	$197,270
BioTherapeutics	(923,960)	(1,574,261)
Corporate	(695,629)	(939,838)
Total	$(1,589,290)	$(2,316,829)
Amortization and Depreciation Expense
Vaccines/BioDefense	$4,512	$9,611
BioTherapeutics	5,345	8,077
Corporate	1,313	933
Total	$11,170	$18,621

Interest Income, Net
Corporate	$32,948	$5,231

Share-Based Compensation
Vaccines/BioDefense	$12,818	$14,973
BioTherapeutics	21,898	22,827
Corporate	55,709	56,247
Total	$90,425	$94,047

	Six Months Ended June 30,
	2018	2017
Revenues
Vaccines/BioDefense	$2,258,300	$2,321,855
BioTherapeutics	587,018	-
Total	$2,845,318	$2,321,855

Income (Loss) from Operations
Vaccines/BioDefense	$(55,906)	$333,870
BioTherapeutics	(2,445,308)	(2,601,816)
Corporate	(1,482,177)	(1,787,073)
Total	$(3,983,391)	$(4,055,019)
Amortization and Depreciation Expense
Vaccines/BioDefense	$8,992	$19,380
BioTherapeutics	10,729	17,644
Corporate	2,663	2,647
Total	$22,384	$39,671

Interest Income, Net
Corporate	$49,843	$9,984

Share-Based Compensation
Vaccines/BioDefense	$28,486	$32,971
BioTherapeutics	50,216	72,597
Corporate	119,693	135,106
Total	$198,395	$240,674

	As of June 30, 2018	As of December 31, 2017
Identifiable Assets
Vaccines/BioDefense	$1,443,142	$906,416
BioTherapeutics	166,364	116,344
Corporate	4,542,632	8,526,891
Total	$6,152,139	$9,549,651

Note 9. Subsequent Event

On July 2, 2018, the Company closed an underwritten public offering of 7,766,990 shares of its common stock and warrants to purchase up to an aggregate of 3,106,796 shares of its common stock at a combined at the market offering price of $1.03. In addition, at the closing the underwriters exercised the over-allotment option to purchase additional warrants to purchase 466,019 shares of common stock. The warrants have a per share exercise price of $2.25 and will expire forty-two months from the date of issuance. On July 9, 2018, the underwriters exercised the over-allotment option to purchase 1,165,048 additional shares of common stock. The total gross proceeds to the Company from the at the market offering were approximately $9.2 million before deducting underwriting discounts and commissions and other estimated offering expenses.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in December 2015, with an interim analysis anticipated in October 2018, and final results expected in the first half of 2019
SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial initiated July 2017, with interim analysis anticipated in the first half of 2019 and final results expected in the second half of 2019
SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership
SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccines	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the second half of 2018
OrbeShield®	Therapeutic against GI ARS	Pre-clinical
SGX943	Therapeutic against Emerging Infectious Disease	Pre-clinical

**	Contingent upon continued government contract/grant funding or other funding source.

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

SGX301 has received Orphan Drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a New Drug Application (“NDA”) for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 for the treatment of CTCL also was granted Orphan Drug designation in the European Union (“EU”) from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”).

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aims to evaluate the response to SGX301 as a skin directed therapy to treat early stage CTCL. We are actively enrolling patients with approximately thirty CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol is a highly powered, double-blind, randomized, placebo-controlled, multicenter trial and will seek to enroll approximately 120 evaluable subjects. The trial will consist of three treatment cycles, each of eight weeks duration. Treatments will be administered twice weekly for the first six weeks and treatment response will be determined at the end of the eighth week. In the first treatment cycle, approximately 80 subjects will receive SGX301 and 40 will receive placebo treatment of their index lesions. In the second cycle, all subjects will receive SGX301 treatment of their index lesions, and in the third cycle all subjects will receive SGX301 treatment of all of their lesions. The majority of subjects enrolled to date have elected to continue into the third optional, open-label cycle of the study. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders. Subjects will be followed for an additional six months after their last evaluation visit. The primary efficacy endpoint will be assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures will assess treatment response including duration, degree of improvement, time to relapse and safety.

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

Cutaneous T-Cell Lymphoma

CTCL is a class of non-Hodgkin’s lymphoma (“NHL”), a type of cancer of the white blood cells that are an integral part of the immune system. Unlike most NHLs, which generally involve B-cell lymphocytes (involved in producing antibodies), CTCL is caused by an expansion of malignant T-cell lymphocytes (involved in cell-mediated immunity) normally programmed to migrate to the skin. These skin-trafficking malignant T-cells migrate to the skin, causing various lesions to appear that may change shape as the disease progresses, typically beginning as a rash and eventually forming plaques and tumors. Mycosis fungoides (“MF”) is the most common form of CTCL. It generally presents with skin involvement only, manifested as scaly, erythematous patches. Advanced disease with diffuse lymph node and visceral organ involvement is usually associated with a poorer response rate to standard therapies. A relatively uncommon sub-group of CTCL patients present with extensive skin involvement and circulating malignant cerebriform T-cells, referred to as Sézary syndrome. These patients have substantially graver prognoses (expected five-year survival rate of 24%), than those with MF (expected five-year survival rate of 88%).

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

We initiated a Phase 2 clinical study of SGX942 for the treatment of oral mucositis in head and neck cancer patients in December of 2013. We completed enrollment in this trial in the second half of 2015, and in December 2015 released positive preliminary results. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of severe oral mucositis by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. The p-values met the prospectively defined statistical threshold of p<0.1 in the study protocol. A less severe occurrence of oral mucositis, ulcerative oral mucositis (defined as oral mucositis with a WHO score ≥2 corresponding to the occurrence of overt ulceration in the mouth), was also monitored during the study. In the patients receiving the most aggressive chemoradiation therapy, the median duration of oral mucositis was found to decrease from 65 days in the placebo treated patients to 51 days in the patients treated with SGX942 1.5 mg/kg (p=0.099).

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

SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. The long-term (12 month) follow-up data was consistent with the preliminary positive safety and efficacy findings. While the placebo population experienced the expected 12-month survival rate of approximately 80%, as defined in the Surveillance, Epidemiology, and End Results statistics 1975-2012 from the National Cancer Institute, the SGX942 1.5 mg/kg treatment group reported a 12-month survival rate of 93% (7% mortality in the SGX942 1.5 mg/kg group compared to 19% in the placebo group). Similarly, tumor resolution (complete response) at 12 months was better in the SGX942 1.5 mg/kg treatment group relative to the placebo population (80% in the 1.5 mg/kg group compared to 74% in the placebo group). Moreover, in the patients receiving chemotherapy every third week, the SGX942 1.5 mg/kg treatment group had a tumor resolution rate (complete response) of 82% throughout the 12 months following chemoradiation therapy, while the placebo group experienced a 64% complete response rate. The long-term follow-up results from the Phase 2 study are reviewed in “Dusquetide: Reduction in Oral Mucositis associated with Enduring Ancillary Benefits in Tumor Resolution and Decreased Mortality in Head and Neck Cancer Patients” published online in Biotechnology Reports and available at the following link: https://doi.org/10.1016/j.btre.2017.05.002. In addition to safety, evaluations of other secondary efficacy endpoints, such as the utilization of opioid pain medication, indicated that the SGX942 1.5mg/kg treatment group had a 40% decrease in the use of opioids at the later stage of the treatment phase of the trial, when oral mucositis is usually most severe and expected to increase pain medication use. This was in contrast to the placebo group, which demonstrated a 10% increase in use of opioids over this same period. Data from this Phase 2 trial was published online in the Journal of Biotechnology. The publication also delineates the supportive nonclinical data in this indication, demonstrating consistency in the qualitative and quantitative biological response, including dose response, across the nonclinical and clinical data sets. The results are available at the following link: http://authors.elservier.com/sd/article/S01681656116315668.

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

We had been working with leading oncology centers, a number of which participated in the Phase 2 study, to advance this Phase 3 clinical trial referred to as the “DOM–INNATE” study (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity). Based on the positive and previously published Phase 2 results (Study IDR-OM-01), the pivotal Phase 3 clinical trial (Study IDR-OM-02) is a highly powered, double-blind, randomized, placebo-controlled, multinational trial that will seek to enroll approximately 190 subjects with squamous cell carcinoma of the oral cavity and oropharynx who are scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects will be randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study will be the median duration of severe oral mucositis, which will be assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis will be evaluated using the WHO Grading system. Severe oral mucositis is defined as a WHO Grade of ≥3. Subjects will be followed for an additional 12 months after the completion of treatment.

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

We estimate the potential worldwide market for SGX942 is in excess of $500 million for all applications, including the treatment of oral mucositis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements — Industry Data and Market Information.”

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

We estimate the potential worldwide market for oral BDP is in excess of $500 million for all applications, including the treatment of pediatric Crohn’s disease. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Industry Data and Market Information.”

SGX203 – for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 Orphan Drug designation as well as Fast Track designation for the treatment of pediatric Crohn’s disease. We intend to pursue a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease contingent upon additional funding, such as through partnership funding support.

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

ThermoVax® development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax®) and anthrax (VeloThrax®) vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax® and our aluminum-adjuvanted anthrax vaccine, VeloThrax®. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax® was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax® vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax® vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When VeloThrax® was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists. Additionally, the University of Colorado (“UC”) conducted a study that demonstrated a heat stable vaccine formulation of a human papillomavirus (“HPV”) vaccine. The work was conducted by Drs. Randolph and Garcea and demonstrated the successful conversion of a commercial virus-like-particle based vaccine requiring cold chain storage to a subunit, alum-adjuvanted, vaccine which is stable at ambient temperatures. This work, funded by a UC seed grant and the Specialized Program of Research Excellence in cervical cancer, is the first demonstration of the utility of ThermoVax® technology for the development of a subunit based commercial vaccine. The HPV vaccine formulation was found to be stable for at least 12 weeks at 50 degrees C. In the study, mice immunized with the ThermoVax®-stabilized HPV subunit vaccine were also found to achieve immune responses similar to the commercial HPV vaccine, Cervarix®, as measured by either total antibody levels or neutralizing antibody levels. Moreover, whereas the immune responses to Cervarix® were reduced after storage for 12 weeks at 50 degrees C, the ThermoVax® formulated vaccine retained its efficacy. The results were published online in the European Journal of Pharmaceutics and Biopharmaceutics. See http://www.sciencedirect.com/science/article/pii/S0939641115002416).

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

During September 2017, we announced we will be participating in a NIAID Research Project (R01) grant awarded to UH Manoa for the development of a trivalent thermostabilized Ebola vaccine, with our awarded funding of approximately $700,000 over five years. Previous collaborations demonstrated the feasibility of developing a heat stable subunit Ebola vaccine. Under the terms of the subaward, we will continue to support vaccine formulation development with our proprietary vaccine thermostabilization technology, ThermoVax®. Ultimately, the objective is to produce a thermostable trivalent filovirus vaccine for protection against Ebola and related diseases, allowing worldwide distribution without the need for cold storage.

In April 2018, the UC delivered a notice of termination of our license agreement for heat stabilization technology based upon our failure to achieve one of the development milestones: initiation of the Phase 1 clinical trial of the heat stabilization technology by March 31, 2018.  After negotiating with the UC regarding termination, we and the UC have agreed to extend the termination date to October 31, 2018 in order to allow us time to attempt to agree upon terms of a potential agreement, which would allow us to keep the rights to, and to continue to develop, the heat stabilization technology or a product candidate containing the heat stabilization technology. Currently, no terms have been agreed upon and we cannot assure that our efforts to retain our rights to the heat stabilization technology will proceed on a timely basis, or at all.  If we are unable to successfully retain our rights to the heat stabilization technology our development of the heat stabilization technology may cease and our development of RiVax® may be delayed, which could harm our business, prospects, financial condition and results of operations.

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

During June 2017, NIAID exercised an option for the evaluation of RiVax® to fund additional animal efficacy studies. The exercised option will provide us with approximately $2.0 million in additional funding. Additionally, during August 2017 NIAID exercised an option to fund good manufacturing practices compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised option will provide us with approximately $2.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, of which $16.2 million is still available. If all contract options are exercised, the total award of up to $24.7 million will support the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the FDA. In addition, biomarkers for RiVax® testing have been successfully identified, facilitating potential approval under the FDA Animal Rule.

RiVax® has been granted Orphan Drug designation by the FDA for the prevention of ricin intoxication. In addition, RiVax® has also been granted Orphan Drug designation in the EU from the EMA Committee for Orphan Medical Products.

Assuming development efforts are successful for RiVax®, we believe potential government procurement contract(s) could reach as much as $200 million. This potential procurement contract information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential procurement contract value based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Industry Data and Market Information.”

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

In September 2013, we received two government contracts from BARDA and NIAID for the advanced preclinical and manufacturing development of OrbeShield® leading to FDA approval to treat GI ARS. The BARDA contract contained a two-year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consisted of a one-year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. We received a combined approximate $18 million in contract funding from both BARDA and NIAID which includes combined supplemental funding of $634,000, extending the programs through the first quarter of 2017. The NIAID contract was completed during the first quarter of 2017 along with the expiration of the base period of the BARDA contract for the development of OrbeShield®, with BARDA electing not to extend the current contract beyond the base period. We intend to continue to apply for additional government funding, as opportunities to do so become available. Previously, development of OrbeShield® had been largely supported by a $1 million NIH grant to our academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield® for the treatment of acute GI ARS. The FDA has given OrbeShield® Orphan Drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

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

The innate immune system is responsible for rapid and non-specific responses to combat bacterial infection. Augmenting these responses represents an alternative approach to treating bacterial infections. In animal models, IDRs are efficacious against both antibiotic-sensitive and antibiotic-resistant infections, both Gram-positive and Gram-negative bacteria, and are active irrespective of whether the bacteria occupies a primarily extracellular or intracellular niche. IDRs are also effective as stand-alone agents or in conjunction with antibiotics. An IDR for the treatment of serious bacterial infections encompasses a number of clinical advantages including:

●	Treatment when antibiotics are contraindicated, such as:

○	before the infectious organism and/or its antibiotic susceptibility is known; or

○	in at-risk populations prior to infection.

●	An ability to be used as an additive, complementary treatment with antibiotics, thereby:

○	enhancing efficacy of sub-optimal antibiotic regimens (e.g., partially antibiotic-resistant infections);

○	enhancing clearance of infection, thereby minimizing the generation of antibiotic resistance; and

○	reducing the required antibiotic dose, again potentially minimizing the generation of antibiotic resistance.

●	An ability to modulate the deleterious consequences of inflammation in response to the infection, including the inflammation caused by antibiotic-driven bacterial lysis; and

●	Being unlikely to generate bacterial resistance since the IDR acts on the host, and not the pathogen.

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

Share-Based Compensation

Stock options are issued with an exercise price equal to the market price on the date of grant. Stock options issued to directors upon re-election vest quarterly for a period of one year (new director issuances are fully vested upon issuance). Stock options issued to employees generally vest 25% on the grant date, then 25% each subsequent year for a period of three years. Stock options vest over each three-month period from the date of issuance to the end of the three-year period. These options have a ten-year life for as long as the individuals remain employees or directors. In general, when an employee or director terminates their position the options will expire within three months, unless otherwise extended by the Board.

From time to time, we issue restricted shares of common stock to vendors and consultants as compensation for services performed. Typically, these instruments vest upon issuance and therefore the entire share-based compensation expense is recognized upon issuance to the vendors and/or consultants.

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

The fair value of each option grant made during 2018 and 2017 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018. We do not anticipate any impact to tax expense due to the full valuation allowance on our deferred tax assets and believe that the most significant impact on our consolidated financial statements was the reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets. Such reduction was fully offset by changes to our valuation allowance.

In December 2017, the SEC issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as we refine our estimates or complete our accounting of such tax effects.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through June 30, 2018 due to the net operating losses incurred by us since our inception. We recognize accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2018 or 2017. Additionally, we have not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2018 and December 31, 2017.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2018 Compared to June 30, 2017

For the three months ended June 30, 2018, we had a net loss of $1,556,342 as compared to a net loss of $2,311,598 for the same period in the prior year, representing a decrease in the net loss of $755,256 or 33%. For the six months ended June 30, 2018, we had a net loss of $3,933,548 as compared to a net loss of $4,045,035 for the same period in the prior year, representing a decrease in the net loss of $111,487 or 3%. For the three and six months ended June 30, 2018, revenues and associated costs related to government contracts and grants awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax® and other development programs. For the three months ended June 30, 2018, we had total revenues of $1,725,545 as compared to $990,971 for the same period in the prior year, representing an increase of $734,574 or 74%. For the six months ended June 30, 2018, we had revenues of $2,845,318 as compared to $2,321,855 for the same period in the prior year, representing an increase of $523,463 or 23%. The increase in revenues for both the three and six months ended June 30, 2018 was primarily a result of the NIH grant revenues from grants awarded in September 2017 to support the development of SGX301 for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer, as well as an increase due to material production related to our RiVax® NIAID contract costs.

We incurred costs related to those revenues for the three months ended June 30, 2018 and 2017 of $1,493,676 and $677,167, respectively, representing an increase of $816,509 or 121%. For the six months ended June 30, 2018, costs related to revenues were $2,472,597 as compared to $1,764,482 for the same period in the prior year, representing an increase of $708,115 or 40%. The increase in costs for both the three and six months ended June 30, 2018 is a result of the increase in grant revenues, including the addition of the NIH grants awarded in September 2017 to support the development of SGX301 for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer, and the NIAID Research Project subaward grant for the development of a trivalent thermostabilized Ebola vaccine. Additionally, for the three months ended June 30, 2018, subcontractor costs increased due to increased material production related to our RiVax® NIAID contract.

Our gross profit for the three months ended June 30, 2018 was $231,869 or 13% of revenues, as compared to $313,804 or 32% of revenues for the same period in 2017, representing a decrease of $81,935 or 26%. Gross profit for the six months ended June 30, 2018 was $372,721 or 13% of revenues, as compared to $557,373 or 24% of revenues for the same period in 2017, representing a decrease of $184,652 or 33%. The decrease in gross profit for the three and six months ended June 30, 2018 is attributable to a smaller share of reimbursable costs that were available for contracted fixed overhead reimbursement compared to the same period of the prior year. Additionally, we received a milestone fee in the second quarter of 2017 under our RiVax® contract with NIAID. There was no similar milestone received for the three months ended June 30, 2018.

Research and development expenses were $1,170,333 for the three months ended June 30, 2018, as compared to $1,783,714 for the same period in 2017, representing a decrease of $613,381 or 34%. Research and development expenses were $2,973,693 for the six months ended June 30, 2018, as compared to $3,001,254 for the same period in 2017, representing a decrease of $27,561 or 1%. The decrease in research and development expense for the three months ended June 30, 2018 was primarily related to our three grants in which certain research and development expenses are reimbursable under the terms of the grants. As a result, the expenditures for those research and development expenses are recorded in cost of revenues.

General and administrative expenses were $650,826 for the three months ended June 30, 2018, as compared to $846,919 and for the same period in 2017, representing a decrease of $196,093 or 23%. General and administrative expenses were $1,382,419 for the six months ended June 30, 2018, as compared to $1,611,138 for the same period in 2017, representing a decrease of $228,719 or 14%. The decrease is primarily related to a decrease in professional fees.

Interest income for the three months ended June 30, 2018 was $32,948 as compared to $5,231 for the same period in 2017, representing an increase of $27,717 or 530%. Interest income for the six months ended June 30, 2018 was $49,843 as compared to $9,984 for the same period in 2017, representing an increase of $39,859 or 399%. The increase is due to larger cash investments in dividend-producing accounts for both the three and six months ended June 30, 2018 as compared to the same periods in 2017.

Financial Condition

Cash and Working Capital

As of June 30, 2018, we had cash and cash equivalents of $4,244,871 as compared to $7,809,487 as of December 31, 2017, representing a decrease of $3,564,616 or 46%. As of June 30, 2018, we had working capital of $2,369,324 as compared to working capital of $6,185,863 as of December 31, 2017, representing a decrease of $3,816,539 or 62%. The decrease in cash and working capital was primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites.

Based on our current rate of cash outflows, cash on hand (inclusive of the proceeds from our July 2018 public offering – see Note 9 of our consolidated financial statements), proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund, LLC and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $17.3 million in active government contract funding still available to support our associated research programs through 2018 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $416,810 in proceeds from the sale of NJ NOL in 2017, we expect to participate in the program for the year ending December 31, 2018 and beyond if the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have $10.1 million available from an equity facility expiring in March 2019; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

●	In July 2018, we received total gross proceeds from an at the market public offering of its common stock and warrants of $9.2 million, before deducting underwriting discounts and commissions and other estimated expenses. We plan to use the proceeds to support the two pivotal Phase 3 clinical trials of SGX301 and SGX942, as well as for working capital.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $11.9 million before any contract reimbursements, of which $7.9 million relates to the BioTherapeutics business and $4.0 million relates to the Vaccines/BioDefense business. We anticipate contract revenues in the next 12 months of approximately $5.9 million to offset research and development expenses of the Vaccines/BioDefense business segment.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30:

	2018	2017
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$223,975	$216,741
Dusquetide (SGX942)	1,725,594	1,639,689
SGX943	-	42
SGX301	909,275	953,186

Other	114,849	191,596
Total	2,973,693	3,001,254

Reimbursed under Government Contracts

OrbeShield®	$-	$171,618
RiVax® and ThermoVax® Vaccines	2,081,239	1,592,864
SGX942	187,144	-
SGX301	204,214	-
Total	2,472,597	1,764,482

Grand Total	$5,446,290	$4,765,736

Contractual Obligations

We have commitments of approximately $450,000 as of June 30, 2018 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. During the quarter ended June 30, 2018, approximately $197,000 was paid to the University of British Columbia as a milestone payment, which was accrued for at December 31, 2017. As of June 30, 2018, no milestone or royalty payments have been accrued.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of June 30, 2018, no milestone payments have been made or accrued.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2018	$50,000	$72,989	$122,989
2019	100,000	148,561	248,561
2020	100,000	127,377	227,377
2021	100,000	5,696	105,696
2022	100,000	-	100,000
Total	$450,000	$354,623	$804,623

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2018, we issued 10,000 shares of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an aggregate price of $18,600 and issued to Lincoln Park 78 additional shares of common stock as a commitment fee. Such securities were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. Lincoln Park represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act; is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through Lincoln Park’s business relationship with us, to information about us.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

August 8, 2018	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2018	By	/s/ Karen Krumeich
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

