Form 10-K/A
period 2017-12-31
SOLIGENIX, INC.
filed 2018-08-17
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 originally filed on March 15, 2018 (the “Original Filing”) by Soligenix, Inc., a Delaware corporation (“Soligenix,” the “Company,” “we,” or “us”). We are filing this Amendment to (a) adjust the value of common stock option awards and the total compensation for all Named Executive Officers as set forth in the Summary Compensation Table in Item 11, as the option award values included in the Original Filing overestimate the grant date fair value of stock options, which resulted in an overestimation of the total compensation paid to the Named Executive Officers, (b) add a footnote regarding certain stock options held by Christopher J. Schaber, PhD, our President and Chief Executive Officer that were no longer outstanding, and (c) correct the number of securities underlying unexercised, but exercisable, options held by, Oreola Donini, our Chief Scientific Officer and Senior Vice President.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

i

Item 11. Executive Compensation

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2017 to our Chief Executive Officer and each of the three other most highly compensated executive officers during 2017 (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J. Schaber (1)	CEO &	2017	$443,668	$106,480	$78,898	$44,529	$673,575
	President	2016	$434,969	$121,792		$41,511	$598,272

Oreola Donini (2)	CSO &	2017	$220,000	$44,933	$80,588	$4,627	$350,148
	Senior VP	2016	$202,400	$35,880		$4,657	$242,937

Karen Krumeich (3)	CFO &	2017	$226,440	$44,835	$80,588	$15,184	$367,047
	Senior VP	2016	$120,250	$23,976	$56,269	$7,849	$208,344

Richard C. Straube (4)	CMO &	2017	$323,060	$56,213	$80,588	$29,560	$489,421
	Senior VP	2016	$316,725	$68,413		$27,919	$413,057

(1)	Dr. Schaber deferred the payment of his 2017 bonus of $106,480 until January 15, 2018. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718 and reflects that, as of July 30, 2018, options to purchase a total of 70,000 shares of Common Stock at a weighted average exercise of $2.48 per share were no longer outstanding. Other compensation represents health insurance costs paid by the Company.

(2)	Dr. Donini deferred the payment of her 2017 bonus of $44,933 until January 15, 2018. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

(3)	Ms. Krumeich deferred the payment of her 2017 bonus of $44,835 until January 15, 2018. Option awards figures include the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

(4)	Dr. Straube deferred the payment of his 2017 bonus of $56,213 until January 15, 2018. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by the Company.

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

	Number of Securities Underlying Unexercised Options (#)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable		Unexercisable		Options (#)	($)	Date
Christopher J. Schaber	2,500		-		-	$54.00	8/9/2017
	4,500		-		-	$94.00	8/9/2017
	14,000		-		-	$12.00	12/17/2018
	11,000		-		-	$46.40	6/30/2020
	11,219		-		-	$6.40	11/30/2021
	13,000		-		-	$6.80	12/04/2022
	10,000		-		-	$20.10	12/04/2023
	10,000		-		-	$15.00	12/04/2024
	10,500		3,500		3,500	$11.30	12/30/2025
	21,875	(1)	28,125	(1)	28,125	$2.67	3/30/2027
	20,000	(2)	60,000	(2)	60,000	$2.01	12/6/2027

Oreola Donini	4,000		-			$15.60	8/14/2023
	2,000		-			$20.10	12/4/2023
	3,000		-			$15.00	12/4/2024
	7,000		1,746		1,746	$11.30	12/30/2025
	8,750		11,250		11,250	$2.67	3/30/2027
	8,750		26,250		26,250	$2.01	12/6/2027

Richard C. Straube	10,000		-		-	$20.10	1/06/2024
	5,000		-		-	$15.00	12/04/2024
	5,254		1,746		1,746	$11.30	12/30/2025
	8,750		11,250		11,250	$2.67	3/30/2027
	8,750		26,250		26,250	$2.01	12/6/2027

Karen Krumeich	6,250		3,750		3,750	$7.40	6/15/2026
	8,750		11,250		11,250	$2.67	3/30/2027
	8,750		26,250		26,250	$2.01	12/6/2027

(1) This option was no longer outstanding as of July 30, 2018.

(2) This option was no longer outstanding as to 20,000 shares as of July 30, 2018.

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the fiscal year ended December 31, 2017.

Name	Fees Earned Paid in Cash (1)	Option Awards (2)	Total
Keith L .Brownlie	$55,000	$30,000	$85,000
Marco M. Brughera	$40,000	$30,000	$70,000
Gregg A. Lapointe	$47,500	$30,000	$77,500
Robert J. Rubin	$52,500	$30,000	$82,500
Jerome B. Zeldis	$50,000	$30,000	$80,000

(1)	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees will be paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.

(2)	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 1,500 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of the Company’s stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

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

Item 15. Exhibits and Financial Statements Schedules

(3)	Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of August, 2018.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 17, 2018.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 17, 2018.

*	Filed herewith.

