Form 10-Q
period 2018-09-30
SOLIGENIX, INC.
filed 2018-11-09
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 3, 2018, 17,682,839 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,720,085	$7,809,487
Contract and grants receivable	998,609	926,251
Prepaid expenses	420,963	263,254
Income tax receivable	-	416,810
Total current assets	13,139,657	9,415,802
Security deposit	22,734	22,734
Office furniture and equipment, net	25,993	37,163
Deferred issuance costs	47,352	-
Intangible assets, net	53,653	73,952
Total assets	$13,289,389	$9,549,651

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,713,632	$1,753,614
Accrued expenses	1,984,407	1,143,306
Deferred revenue	259,862	-
Accrued compensation	63,019	333,019
Total current liabilities	4,020,920	3,229,939
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 and 25,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 17,682,839 shares and 8,730,640 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	17,683	8,731
Additional paid-in capital	172,317,754	163,581,026
Accumulated other comprehensive loss	(1,767)	-
Accumulated deficit	(163,065,201)	(157,270,045)
Total shareholders’ equity	9,268,469	6,319,712
Total liabilities and shareholders’ equity	$13,289,389	$9,549,651

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Contract revenue	$1,064,398	$1,395,234	$3,209,256	$3,717,089
Grant revenue	316,955	426,832	1,017,414	426,832
Total revenues	1,381,353	1,822,066	4,226,670	4,143,921
Cost of revenues	(1,237,230)	(1,474,151)	(3,709,827)	(3,238,633)
Gross profit	144,123	347,915	516,843	905,288

Operating expenses:
Research and development	1,394,913	605,719	4,377,483	3,606,973
General and administrative	667,799	711,819	2,041,340	2,322,957
Total operating expenses	2,062,712	1,317,538	6,418,823	5,929,930
Loss from operations	(1,918,589)	(969,623)	(5,901,980)	(5,024,642)
Interest income, net	56,981	6,529	106,824	16,513
Net loss	$(1,861,608)	$(963,094)	$(5,795,156)	$(5,008,129)
Basic net loss per share	$(0.11)	$(0.17)	$(0.50)	$(0.89)
Diluted net loss per share	$(0.11)	$(0.17)	$(0.50)	$(0.89)
Basic weighted average common shares outstanding	17,495,066	5,757,973	11,660,091	5,610,767
Diluted weighted average common shares outstanding	17,495,066	5,757,973	11,660,091	5,610,767

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(1,861,608)	$(963,094)	$(5,795,156)	$(5,008,129)
Other comprehensive loss:
Foreign currency translation adjustments	(1,767)	-	(1,767)	-
Comprehensive loss	$(1,863,375)	$(963,094)	$(5,796,923)	$(5,008,129)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Deficit	Loss	Deficit	Total

Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$-	$(157,270,045)	$6,319,712
Issuance of common stock pursuant to Lincoln Park Equity Line	20,161	20	38,380	-	-	38,400
Issuance of common stock in public financing, net of underwriting discount	8,932,038	8,932	8,682,014	-	-	8,636,946
Issuance costs associated with public financing	-	-	(192,130)	-	-	(192,130)
Share-based compensation expense	-	-	262,464	-	-	262,464
Foreign currency translation adjustment	-	-	-	(1,767)	-	(1,767)
Net loss	-	-	-	-	(5,795,156)	(5,795,156)
Balance, September 30, 2018	17,682,839	$17,683	$172,317,754	$(1,767)	$(163,065,201)	$9,268,469

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2018	2017
Operating activities:
Net loss	$(5,795,156)	$(5,008,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	33,392	57,647
Share-based compensation	262,464	328,756
Issuance of common stock for services	-	5,925
Change in operating assets and liabilities:
Contract and grants receivable	(72,358)	571,906
Prepaid expenses	(157,709)	13,838
Income tax receivable	416,810	-

Accounts payable and accrued expenses	753,768	54,714
Accrued compensation	(270,000)	(216,961)
Deferred revenue	259,862	-
Total adjustments	1,226,229	815,825
Net cash used in operating activities	(4,568,927)	(4,192,304)

Investing activities:

Purchases of office furniture and equipment	(1,924)	(2,132)
Net cash used in investing activities	(1,924)	(2,132)

Financing activities:
Proceeds from issuance of common stock pursuant to the equity line	38,400	115,930
Net proceeds from issuance of common stock pursuant to public financing	8,636,946	451,970
Costs associated with public financing	(192,130)	(146,878)

Net cash provided by financing activities	8,483,216	421,022
Effect of exchange rate changes on cash and cash equivalents	(1,767)	-
Net increase (decrease) in cash and cash equivalents	3,910,598	(3,773,414)
Cash and cash equivalents at beginning of period	7,809,487	8,772,567
Cash and cash equivalents at end of period	$11,720,085	$4,999,153

Supplemental disclosure of non cash financing activity:
Accrued deferred issuance costs	$47,352	-

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (“FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2018, the Company had an accumulated deficit of $163,065,201. During the nine months ended September 30, 2018, the Company incurred a net loss of $5,795,156 and used $4,568,927 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”), proceeds available from the at-the-market (“ATM”) sales agreement with B. Riley FBR, Inc. (“FBR”), and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of September 30, 2018, the Company had cash and cash equivalents of $11,720,085 as compared to $7,809,487 as of December 31, 2017, representing an increase of $3,910,598 or 50%. As of September 30, 2018, the Company had working capital of $9,118,737 as compared to working capital of $6,185,863 as of December 31, 2017, representing an increase of $2,932,874 or 47%. The increase is primarily related to the proceeds received from the Company’s July 2018 public offering offset by the expenditures incurred to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites.

Management’s business strategy can be outlined as follows:

●	Following positive interim analysis, complete enrollment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $15.2 million in active government contract and grant funding still available to support its associated research programs through 2018 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt in 2018 of $416,810 in proceeds from the sale of NJ NOL in 2017, the Company expects to participate in the program for the year ending December 31, 2018 and beyond as long as the program is available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	The Company has up to $9.0 million remaining from the ATM agreement with FBR under the prospectus supplement updated October 3, 2018;

●	The Company has up to $10.1 million available from an equity facility expiring in March 2019; and

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Contract and Grants Receivable

Contract and grants receivable consist of amounts due from various grants from the NIH and a contract from NIAID, an institute of NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not capitalize any patent related costs during the nine months ended September 30, 2018 and 2017.

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

The Company did not record any impairment of long-lived assets for the nine months ended September 30, 2018 and 2017.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

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

For the nine months ended September 30, 2018 and 2017, the Company issued stock options at a weighted average exercise price of $1.66 and $2.55 per share, respectively. The fair value of options issued during the nine months ended September 30, 2018 and 2017 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected term of 4 years;

●	volatility of 91% - 93% for 2018 and 90% - 93% for 2017;

●	forfeitures at a rate of 12%; and

●	risk-free interest rates ranging from 2.68% - 2.93% for 2018 and 1.60% - 1.81% for 2017.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through September 30, 2018 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the periods ended September 30, 2018 or 2017. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2018 and December 31, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock purchase warrants	6,304,143	2,603,575	6,304,143	2,603,575
Stock options	783,175	510,055	783,175	510,055
Total	7,087,318	3,113,630	7.087,318	3,113,630

The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2018 were $7.02 and $3.09 per share, respectively, and at September 30, 2017 were $9.93 and $4.45 per share, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by requiring substantially all leases be recognized by the lessee on its balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases, and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company plans to adopt the new standard on January 1, 2019 and is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
September 30, 2018
Licenses	$462,234	$408,581	$53,653
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,301,766	$53,653
December 31, 2017
Licenses	$462,234	$388,282	$73,952
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,281,467	$73,952

Amortization expense was $6,791 and $14,963 for the three months ended September 30, 2018 and 2017, respectively, and $20,299 and $45,810 for the nine months ended September 30, 2018 and 2017, respectively.

Based on the balance of licenses and patents at September 30, 2018, future amortization expense is expected to be as follows:

Amortization Expense
October 1 thru December 31, 2018	$6,791
2019	$27,164
2020	$19,698

License fees and royalty payments are expensed as incurred as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30, 2018	December 31, 2017

Clinical trials	$1,863,103	$1,011,666
Other	121,304	131,640
Total	$1,984,407	$1,143,306

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

The Company has no tax provision for the three and nine month periods ended September 30, 2018 and 2017 due to losses incurred and the recognition of full valuation allowances recorded against net deferred tax assets.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the nine months ended September 30, 2018, the Company issued the following shares of common stock:

●	On February 21, 2018, the Company issued 10,083 shares of common stock pursuant to the equity line with Lincoln Park.

●	On April 6, 2018 the Company issued 10,078 shares of common stock pursuant to the equity line with Lincoln Park.

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The 2016 Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the 12 business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (“Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. At September 30, 2018, the Company has $10.1 million available from this equity line which expires in March 2019.

FBR Agreement and Common Stock Offerings

On August 11, 2017, the Company entered into an At Market Issuance Sales Agreement with FBR to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program under which FBR acts as sales agent. Under the sales agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The sales agreement provides that FBR is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the sales agreement. The Company has no obligation to sell any shares under the sales agreement, and may suspend solicitation and offers under the sales agreement at any time.

Sales of common stock made pursuant to the sales agreement, if any, will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-217738) filed on May 5, 2017 with the SEC, the base prospectus filed as part of such registration statement, and any prospectus supplements. The shares sold pursuant to the sales agreement have been and will be issued pursuant to General Instruction I.B.6 of Form S-3, which permits the Company to sell shelf securities in a public primary offering with a value not exceeding one-third of the average market value of the Company’s voting and non-voting common equity held by non-affiliates in any 12-month period as long as the aggregate market value of the Company’s outstanding voting and non-voting common equity held by non-affiliates is less than $75 million.

On August 11, 2017, the Company filed a prospectus supplement for the sale of up to $4.8 million of shares of common stock pursuant to the sales agreement, and the Company sold an aggregate of approximately $1 million of shares thereunder. The offering costs incurred to register the shares pursuant to the prospectus supplement dated August 11, 2017 were $164,825. On October 3, 2018, the Company filed an updated prospectus supplement with the SEC and may offer and sell shares of the Company’s common stock pursuant to the sales agreement having an aggregate offering price of up to $9.0 million, from time to time. The prospectus supplement filed on October 3, 2018, supersedes the prospectus supplement dated August 11, 2017, and no additional shares will be offered or sold pursuant to the prospectus supplement dated August 11, 2017.

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

On July 2, 2018, the Company closed an underwritten public offering of 7,766,990 shares of its common stock and warrants to purchase up to an aggregate of 3,106,796 shares of its common stock at a combined offering price of $1.03. In addition, at the closing the underwriters exercised the over-allotment option to purchase additional warrants to purchase up to 466,019 shares of common stock. The warrants have a per share exercise price of $2.25 and will expire forty-two months from the date of issuance. On July 9, 2018, the underwriters exercised the over-allotment option to purchase 1,165,048 additional shares of common stock. The total gross proceeds to the Company from the offering were approximately $9.2 million before deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the public offering, warrants to purchase 155,340 shares of the Company’s common stock were issued to representatives of the underwriters of the offering. The warrants are exercisable at a per share price of $1.13 and are exercisable twelve months from the effective date of the offering and will expire forty-two months from the effective date of the offering.

Note 7. Commitments and Contingencies

The Company has commitments of approximately $425,000 as of September 30, 2018 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. During the nine months ended September 30, 2018, approximately $197,000 was paid to the University of British Columbia as a milestone payment, which was accrued for at December 31, 2017.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of September 30, 2018, no milestones or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2018	$25,000	$36,753	$61,753
2019	100,000	145,713	245,713
2020	100,000	118,833	218,833
2021	100,000	-	100,000
2022	100,000	-	100,000
Total	$425,000	$301,299	$726,299

Note 8. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended September 30,
	2018	2017
Contract/Grant Revenue
Vaccines/BioDefense	$1,101,222	$1,395,234
BioTherapeutics	280,131	426,832
Total	$1,381,353	$1,822,066

Income (Loss) from Operations
Vaccines/BioDefense	$(29,743)	$48,840
BioTherapeutics	(1,066,152)	(161,463)
Corporate	(822,694)	(857,000)
Total	$(1,918,589)	$(969,623)

Amortization and Depreciation Expense
Vaccines/BioDefense	$4,496	$9,279
BioTherapeutics	5,247	7,792
Corporate	1,265	905
Total	$11,008	$17,976

Other Income (Expense), Net
Corporate	$56,981	$6,529

Share-Based Compensation
Vaccines/BioDefense	$12,818	$11,303
BioTherapeutics	28,109	22,827
Corporate	23,142	53,952
Total	$64,069	$88,082

	Nine Months Ended September 30,
	2018	2017
Contract/Grant Revenue
Vaccines/BioDefense	$3,359,521	$3,717,089
BioTherapeutics	867,149	426,832
Total	4,226,670	$4,143,921

Income (Loss) from Operations
Vaccines/BioDefense	$(85,649)	$382,710
BioTherapeutics	(3,511,460)	(2,763,279)
Corporate	(2,304,871)	(2,644,073)
Total	$(5,901,980)	$(5,024,642)

Amortization and Depreciation Expense
Vaccines/BioDefense	$13,488	$28,659
BioTherapeutics	15,976	25,436
Corporate	3,928	3,552
Total	$33,392	$57,647

Other Income, Net
Corporate	$106,824	$16,513

Share-Based Compensation
Vaccines/BioDefense	$41,304	$44,274
BioTherapeutics	78,325	95,424
Corporate	142,835	189,058
Total	$262,464	$328,756

	As of September 30, 2018	As of December 31, 2017
Identifiable Assets
Vaccines/BioDefense	$956,638	$906,416
BioTherapeutics	111,342	116,344
Corporate	12,221,409	8,526,891
Total	$13,289,389	$9,549,651

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate, OrbeShield®, our GI acute radiation syndrome (“GI ARS”) therapeutic candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of our ricin vaccine program currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax® to protect against exposure to ricin toxin. We have advanced the development of OrbeShield® for the treatment of GI ARS with funds received under our awarded government contracts with the Biomedical Advanced Research and Development Authority (“BARDA”) and grants from NIAID.

An outline of our business strategy follows:

●	Following positive interim analysis, complete enrollment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial initiated in December 2015, with positive interim analysis received in October 2018, and final results expected in the first quarter of 2020

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

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccine for ricin	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development
RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 2 trial planned for the first half of 2019

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

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

During October 2018, an Independent Data Monitoring Committee (“DMC”) completed an unblinded interim analysis with data from approximately 100 subjects, including an assessment of the Phase 3 FLASH study’s primary efficacy endpoint. The DMC provided a positive recommendation to randomize approximately 40 additional subjects into the trial to maintain the rigorous assumption of 90% statistical power for the primary efficacy endpoint. No safety concerns were reported by the DMC based on the interim analysis.

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

During July 2017, we initiated our pivotal Phase 3 study with a controlled roll-out of U.S. study sites, followed by the addition of European centers in 2018. We anticipate that approximately fifty U.S. and European oncology centers will be participating in this pivotal Phase 3 study.

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

SGX203 – for Treating Pediatric Crohn’s Disease

SGX203 is a two tablet delivery system of BDP specifically designed for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 Orphan Drug designation as well as Fast Track designation for the treatment of pediatric Crohn’s disease. A pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease will be contingent upon additional funding, such as through partnership funding support.

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

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. In 2012, we completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in recent published historical control data in this patient population. This program was supported in part by a $500,000 two-year SBIR grant awarded by the NIH. We continue to work with our Radiation Enteritis medical advisors to identify additional funding opportunities to support the clinical development program. Further clinical development of SGX201 will be contingent upon additional funding, such as through partnership.

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

Vaccines/BioDefense Overview

ThermoVax® – Thermostability Technology

ThermoVax® is a novel method of rendering aluminum salt, (known colloquially as Alum), adjuvanted vaccines stable at elevated temperatures. Alum is the most widely employed adjuvant technology in the vaccine industry. The value of ThermoVax® lies in its potential ability to eliminate the need for cold chain production, transportation, and storage for Alum adjuvanted vaccines. This would relieve the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that most Alum adjuvanted vaccines need to be maintained at between 2 and 8 degrees Celsius (“C”) and even brief excursions from this temperature range (especially below freezing) usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines for ricin exposure in emergency settings.

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

On December 21, 2010, we executed a worldwide exclusive license agreement with the UC for certain patents relating to ThermoVax® in all fields of use. In April 2018, the UC delivered a notice of termination of our license agreement based upon our failure to achieve one of the development milestones: initiation of the Phase 1 clinical trial of the heat stabilization technology by March 31, 2018. After negotiating with the UC, we and the UC agreed to extend the termination date to October 31, 2018 in order to allow us time to agree upon a potential agreement that would allow us to keep the rights to, and to continue to develop, the heat stabilization technology or a product candidate containing the heat stabilization technology in our field of use.

On October 31, 2018, in a series of related transactions, (a) we and the UC agreed to terminate the original license agreement; (b) the UC and VitriVax, Inc. (“VitriVax”) executed a worldwide exclusive license agreement for the heat stabilization technology for all fields of use, and (c) we and VitriVax executed a worldwide exclusive sublicense agreement for the heat stabilization technology for use in the fields of ricin and Ebola vaccines.

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

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigation Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda in the Arabian Peninsula has threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. In April 2013, letters addressed to the President of the United States, a U.S. Senator and a judge tested positive for ricin. As recently as October 2018, an envelope addressed to President Trump was suspected to contain this potent and potentially lethal toxin.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to September 30, 2017

For the three months ended September 30, 2018, we had a net loss of $1,861,608 as compared to a net loss of $963,094 for the same period in the prior year, representing an increase in the net loss of $898,514 or 93%. For the nine months ended September 30, 2018, we had a net loss of $5,795,156 as compared to a net loss of $5,008,129 for the same period in the prior year, representing an increase in the net loss of $787,027 or 16%. The increase in net loss for the three and nine months ended September 30, 2018 is primarily due to increased expenditures incurred to support both the pivotal Phase 3 trial of SGX301 in the treatment of cutaneous T-cell lymphoma and the pivotal Phase 3 trial of SGX942 in the treatment of oral mucositis in head and neck cancer.

For the three and nine months ended September 30, 2018, revenues related to government contracts awarded in support of our development of RiVax®, our ricin toxin vaccine program, as well as grants awarded in support of our pivotal Phase 3 clinical trials of SGX301 and SGX942. For the three months ended September 30, 2018, we had revenues of $1,381,353 as compared to $1,822,066 for the same period in the prior year, representing a decrease of $440,713 or 24%. For the nine months ended September 30, 2018, we had revenues of $4,226,670 as compared to $4,143,921 for the same period in the prior year, representing an increase of $82,749 or 2%. The decrease in revenues for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was a result of a RiVax® milestone payment received during the three months ended September 30, 2017 and decreased reimbursable employee costs incurred during the three months ended September 30, 2018.

We incurred costs related to those revenues for the three months ended September 30, 2018 and 2017 of $1,237,230 and $1,474,151, respectively, representing a decrease of $236,921 or 16%. For the nine months ended September 30, 2018, costs related to revenues were $3,709,827 as compared to $3,238,633 for the same period in the prior year, representing an increase of $471,194 or 15%. The increase in costs during the nine months ended September 30, 2018 as compared to September 30, 2017 was primarily the result of the increased manufacturing costs incurred in the scale up of the manufacturing process for RiVax®.

Our gross profit for the three months ended September 30, 2018 was $144,123 or 10% of revenues, as compared to $347,915 or 19% of revenues for the same period in 2017, representing a decrease of $203,792 or 9% of revenues. For the nine months ended September 30, 2018, gross profit was $516,843 or 12% of revenues, as compared to $905,288 or 22% of revenues for the same period in 2017, representing a decrease of $388,445 or 10% of revenues. The decrease in gross profit percentage for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was primarily attributable to higher amounts of reimbursement in 2017 for certain contractor and employee expenses from contracts. The decrease in gross profit for the three and nine months ended September 30, 2018 is attributable to a smaller share of reimbursable costs that were available for contracted fixed overhead reimbursement compared to the same period of the prior year. Additionally, we received a milestone fee in the third quarter of 2017 under our RiVax® contract with NIAID. There was no similar milestone received for the three months ended September 30, 2018.

Research and development expenses were $1,394,913 for the three months ended September 30, 2018 as compared to $605,719 for the same period in 2017, representing an increase of $789,194 or 130%. For the nine months ended September 30, 2018, research and development expenses were $4,377,483 compared to $3,606,973 for the same period in 2017, representing an increase of $770,510 or 21%. The increase in research and development spending for the three and nine months ended September 30, 2018 was primarily due to the expenditures incurred in the Phase 3 clinical trial of SGX942, including the expansion of the trial to select countries in Europe, as well as the ongoing Phase 3 clinical trial of SGX301.

General and administrative expenses were $667,799 for the three months ended September 30, 2018 as compared to $711,819 for the same period in 2017, representing a decrease of $44,020 or 6%. For the nine months ended September 30, 2018, general and administrative expenses were $2,041,340 compared to $2,322,957, representing a decrease of $281,617 or 12%. The decrease in general and administrative expenses for the three and nine months ended September 30, 2018 is primarily related to a decrease in professional consulting fees and to a decrease in our compensation expenses, including share-based compensation expense.

Interest income for the three months ended September 30, 2018 was $56,981 as compared to $6,529 for the same period in 2017, representing an increase of $50,452 or 773%. Interest income for the nine months ended September 30, 2018 was $106,824 as compared to $16,513 for the same period in 2017, representing an increase of $90,311 or 547%. The increase is due to larger cash investments in dividend-producing accounts for the three and nine months ended September 30, 2018 as compared to the same periods in 2017.

Financial Condition

Cash and Working Capital

As of September 30, 2018, we had cash and cash equivalents of $11,720,085 as compared to $7,809,487 as of December 31, 2017, representing an increase of $3,910,598 or 50%. As of September 30, 2018, we had working capital of $9,118,737 as compared to working capital of $6,185,863 as of December 31, 2017, representing an increase of $2,932,874 or 47%. The increase in cash and working capital was primarily related to the net proceeds from our July 2018 public offering of approximately $8.4 million offset by the increased expenditures incurred in the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, including the expansion of the Phase 3 trial of SGX942 to select European study sites, as well as the ongoing Phase 3 clinical trial of SGX301.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the equity line with Lincoln Park Capital Fund, LLC, proceeds available from the at-the-market (“ATM”) sales agreement with B. Riley FBR, Inc. (“FBR”), and proceeds from the State of New Jersey Technology Business Tax Certificate Transfer Program, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements included in this Quarterly Report on Form 10-Q.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $15.2 million in active government contract funding still available to support our associated research programs through 2018 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program. Based on the receipt of $416,810 in proceeds from the sale of NJ NOL in 2017, we expect to participate in the program for the year ending December 31, 2018 and beyond if the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have up to $9.0 million remaining from the ATM sales agreement with FBR under the prospectus supplement updated October 3, 2018;

●	We have up to $10.1 million available from an equity facility expiring in March 2019; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $13.4 million before any contract reimbursements, of which $9.3 million relates to the BioTherapeutics business and $4.1 million relates to the Vaccines/BioDefense business. We anticipate contract and grants revenues in the next 12 months of approximately $6.1 million to offset research and development expenses of the Vaccines/BioDefense and BioTherapeutics business segments.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30:

	2018	2017
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$313,735	$339,609
Dusquetide (SGX942)	2,332,590	1,710,973
SGX943	-	115
SGX301	1,451,349	1,213,268
Other	279,809	343,008
Total	$4,377,483	$3,606,973

Reimbursed under Government Contracts and Grants
OrbeShield®	$-	$171,618
RiVax® and ThermoVax® Vaccines	3,125,027	2,779,728
SGX942	271,011	128,186
SGX301	313,789	159,101
Total	$3,709,827	$3,238,633

Grand Total	$8,087,310	$6,845,606

Contractual Obligations

We have commitments of approximately $425,000 as of September 30, 2018 relating to several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. During the nine months ended September 30, 2018, approximately $197,000 was paid to the University of British Columbia as a milestone payment, which was accrued for at December 31, 2017.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of September 30, 2018, no milestone payments have been made or accrued.

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

As a result of these above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2018	$25,000	$36,753	$61,753
2019	100,000	145,713	245,713
2020	100,000	118,833	218,833
2021	100,000	-	100,000
2022	100,000	-	100,000
Total	$425,000	$301,299	$726,299

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

SOLIGENIX, INC.

November 9, 2018	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2018	by	/s/ Karen Krumeich
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

