Form 10-K
period 2018-12-31
SOLIGENIX, INC.
filed 2019-03-26
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No. 000-16929

SOLIGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1505029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
29 EMMONS DRIVE, SUITE B-10 PRINCETON, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 538-8200
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The Nasdaq Capital Market
Common Stock Purchase Warrants

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,437,036 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2018, 8,750,801 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

i

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax® to protect against exposure to ricin toxin..

An outline of our business strategy follows:

●	Following positive interim analysis, complete enrollment and report final results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial enrolled first patient in December 2015, with positive interim analysis received in October 2018, and final results expected in the first quarter of 2020

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrolled first patient in December 2017, with interim analysis enrollment completion expected in the first half of 2019 and the interim analysis anticipated in the third quarter of 2019; final results expected in the first half of 2020

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccine for ricin	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 2 trial planned for the second half of 2019

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

**	Contingent upon continued government contract/grant funding or other funding source.

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

In August 2018, the United States Patent Office granted us a patent titled “Systems and Methods for Producing Synthetic Hypericin” for the unique proprietary process manufacturing the highly purified form of synthetic hypericin, the active pharmaceutical ingredient in SGX301.

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aims to evaluate the response to SGX301 as a skin directed therapy to treat early stage CTCL. We are actively enrolling patients with approximately 35 CTCL centers across the United States (“U.S.”) participating in this pivotal trial. The Phase 3 protocol is a highly powered, double-blind, randomized, placebo-controlled, multicenter trial and seeks to enroll approximately 120 evaluable subjects. The trial consists of three treatment cycles, each of eight weeks duration. Treatments are administered twice weekly for the first six weeks and treatment response is determined at the end of the eighth week. In the first treatment cycle, approximately 80 subjects receive SGX301 and 40 receive placebo treatment of their index lesions. In the second cycle, all subjects receive SGX301 treatment of their index lesions, and in the third cycle all subjects receive SGX301 treatment of all of their lesions. The majority of subjects enrolled to date have elected to continue into the third optional, open-label cycle of the study. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders. Subjects are followed for an additional six months after their last evaluation visit. The primary efficacy endpoint is assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures assess treatment response including duration, degree of improvement, time to relapse and safety.

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

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received Fast Track designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA. In addition, dusquetide has been granted PIM designation in the UK by the MHRA for the treatment of severe oral mucositis in head and neck cancer patients receiving chemoradiation therapy. The U.S. Patent and Trademark Office and the European Patent Office granted us the patent titled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis” on August 16, 2016 and January 23, 2019, respectively. The newly issued patent claims therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

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

We are working with leading oncology centers, a number of which participated in the Phase 2 study, to advance this Phase 3 clinical trial referred to as the “DOM–INNATE” study (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity). Based on the positive and previously published Phase 2 results (Study IDR-OM-01), the pivotal Phase 3 clinical trial (Study IDR-OM-02) is a highly powered, double-blind, randomized, placebo-controlled, multinational trial that will seek to enroll approximately 190 subjects with squamous cell carcinoma of the oral cavity and oropharynx who are scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects are randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study is the median duration of severe oral mucositis, which is assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis is evaluated using the WHO Grading system. Severe oral mucositis is defined as a WHO Grade of ≥3. Subjects are followed for an additional 12 months after the completion of treatment.

During July 2017, we initiated our pivotal Phase 3 study with a controlled roll-out of U.S. study sites, followed by the addition of European centers in 2018. We anticipate that approximately fifty U.S. and European oncology centers will be participating in this pivotal Phase 3 study. We anticipate an interim analysis report from an independent data monitoring committee to be available in the third quarter of 2019.

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

The mechanisms of mucositis have been extensively studied and have been linked to the interaction of chemotherapy and/or radiation therapy with the innate defense system. Bacterial infection of the ulcerative lesions is regarded as a secondary consequence of dysregulated local inflammation triggered by therapy-induced cell death, rather than as the primary cause of the lesions.

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

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. In 2012, we completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute Common Terminology Criteria for Adverse Events for selected gastrointestinal events. In addition, the incidence of diarrhea was lower than that seen in published historical control data in this patient population. This program was supported in part by a $500,000 two-year SBIR grant awarded by the NIH. We continue to work with our Radiation Enteritis medical advisors to identify additional funding opportunities to support the clinical development program.

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

We also entered into a collaboration agreement with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, University of Hawaiʻi at Manoa (“UH Manoa”) and Hawaii Biotech, Inc. (“HBI”) to develop a heat stable subunit Ebola vaccine. Dr. Lehrer, a co-inventor of the Ebola vaccine with HBI, has shown proof of concept efficacy with subunit Ebola vaccines in non-human primates. The most advanced Ebola vaccines involve the use of vesicular stomatitis virus and adenovirus vectors – live, viral vectors which complicate the manufacturing, stability and storage requirements. Dr. Lehrer’s vaccine candidate is based on highly purified recombinant protein antigens, circumventing many of these manufacturing difficulties. Dr. Lehrer and HBI have developed a robust manufacturing process for the required proteins. Application of ThermoVax® may allow for a product that can avoid the need for cold chain distribution and storage, yielding a vaccine ideal for use in both the developed and developing world. This agreement has expired in accordance with its terms.

On February 7, 2019, European Journal of Pharmaceutics and Biopharmaceutics published a scientific article demonstrating the successful thermostabilization of an Ebola subunit vaccine candidate.

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

On December 21, 2010, we executed a worldwide exclusive license agreement with the University of Colorado (“UC”) for certain patents relating to ThermoVax® in all fields of use. In April 2018, the UC delivered a notice of termination of our license agreement based upon our failure to achieve one of the development milestones: initiation of the Phase 1 clinical trial of the heat stabilization technology by March 31, 2018. After negotiating with the UC, we and the UC agreed to extend the termination date to October 31, 2018 in order to allow us time to agree upon a potential agreement that would allow us to keep the rights to, and to continue to develop, the heat stabilization technology or a product candidate containing the heat stabilization technology in our field of use.

On October 31, 2018, in a series of related transactions, (a) we and the UC agreed to terminate the original license agreement, (b) the UC and VitriVax, Inc. (“VitriVax”) executed a worldwide exclusive license agreement for the heat stabilization technology for all fields of use, and (c) we and VitriVax executed a worldwide exclusive sublicense agreement for the heat stabilization technology for use in the fields of ricin and Ebola vaccines. We paid a $100,000 sublicense fee on the effective date of the sublicense agreement. To maintain the sublicense we are obliged to pay a minimum annual royalty of $20,000 until first commercial sale of a sublicensed product, upon which point, we shall pay an earned royalty of 2% of net sales subject to a minimum royalty of $50,000 each year. We are also required to pay royalty on any sub-sublicense income based on a declining percentage of all sub-sublicense income calculated within the contractual period until reaching a minimum of 15% after two years. In addition, we are required to pay VitriVax milestone fees of: (a) $50,000 upon initiation of a Phase II clinical trial of the sublicensed product, (b) $200,000 upon regulatory approval of a sublicensed product, and (c) $1 million upon achieving $10 million in aggregate net sales of a sublicensed product in the U.S. or equivalent. To date none of these milestones have been met.

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved, would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated ricin A chain subunit that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p < 0.0001) preclinical survival results, providing 100% protection against acute lethality in an aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA 112:3782-3787), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax® that contained an aluminum adjuvant (Alum). The results of the Phase 1b study indicated that Alum-adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-1699). We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40°C (104 °F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. During September 2018, we published an extended stability study of RiVax®, showing up to 100% protection in mice after 12 months storage at 40°C (104 °F) as well as identification of a potential in vitro stability indicating assay, critical to adequately confirming the long-term shelf life of the vaccine. We have entered into a collaboration with IDT Biologika GmbH to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

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

During June 2017 NIAID exercised an option for the evaluation of RiVax® to fund additional animal efficacy studies. The exercised option will provide us with approximately $2.0 million in additional funding. Additionally, during August 2017 NIAID exercised an option to fund good manufacturing practices compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised option will provide us with approximately $2.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, of which $13.5 million is still available. If all contract options are exercised, the total award of up to $24.7 million will support the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the FDA. In addition to the ongoing funding of up to $24.7 million for the development of RiVax®, biomarkers for RiVax® testing have been successfully identified, facilitating potential approval under the FDA Animal Rule.

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

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigation Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda in the Arabian Peninsula has threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. In April 2013, letters addressed to the President of the United States, a U.S. Senator and a judge tested positive for ricin. As recently as October 2018, an envelope addressed to President Trump was suspected to contain this potent and potentially lethal toxin, which was subsequently confirmed to contain pieces of castor beans used to make ricin.

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

In September 2013, we received two government contracts from the Biomedical Advanced Research and Development Authority (“BARDA”) and NIAID for the advanced preclinical and manufacturing development of OrbeShield® leading to FDA approval to treat GI ARS. The BARDA contract contained a two year base period with two contract options, exercisable by BARDA, for a total of five years and up to $26.3 million. The NIAID contract consisted of a one year base period and two contract options, exercisable by NIAID, for a total of three years and up to $6.4 million. We received a combined approximate $18 million in contract funding from both BARDA and NIAID which includes combined supplemental funding of $634,000, extending the programs through the first quarter of 2017. The NIAID contract was completed during the first quarter of 2017 along with the expiration of the base period of the BARDA contract for the development of OrbeShield®, with BARDA electing not to extend the current contract beyond the base period. We will continue to apply for additional government funding. Previously, development of OrbeShield® had been largely supported by a $1 million NIH grant to our academic partner, the Fred Hutchinson Cancer Research Center. In July 2012, we received an SBIR grant from NIAID of approximately $600,000 to support further preclinical development of OrbeShield® for the treatment of acute GI ARS. The FDA has given OrbeShield® Orphan Drug designation and Fast Track designation for the prevention of death following a potentially lethal dose of total body irradiation during or after a radiation disaster.

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

In the U.S., the FDCA, the Public Health Service Act, the Federal Trade Commission Act, and other federal and state statutes and regulations govern, or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result in, among other things, fines, recall or seizure of products, refusal to permit products to be imported into the U.S., refusal of the government to approve product approval applications or to allow us to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the FDCA involving medical devices.

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

SGX301 Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Three are targeted therapies (Targretin®-caps, Ontak® and Adcetris®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photodynamic and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include psoralen combined with ultraviolet A (UVA) light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL – two in phase 2 (vorinostat (Zolina®), cobomarsen), one initiating a Phase 2 study in Poland (TTI-621) and others in phase 1.

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

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – three in Phase 3 (an epidermal growth factor under development by Daewoong Pharmaceutical Co. Ltd. a protease inhibitor under investigation at a Chinese hospital, and daily infused GC4419 by Galera Therapeutics Inc.), four in Phase 2 (under development by Innovation Pharmaceuticals, Intrexon Corporation, Monopar Therapeutics LLC, Moberg Pharma) and various natural products in small and/or open label studies (including sage, turmeric, honey and olive oil). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard, GelClair, Episil and Caphosol. These devices attempt to create a protective barrier around the oral ulceration with no biologic activity in treating the underlying disease.

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

Several stabilization technologies currently being developed involve mixing vaccine antigen +/- adjuvant with various proprietary excipients or co-factors that either serve to stabilize the vaccine or biological product in a liquid or dried (lyophilized) form. Examples of these approaches include the use of various plant-derived sugars and macromolecules being developed by companies such as Stabilitech Ltd. Variation Biotechnologies, Inc. (“VBI”) is developing a lipid system (resembling liposomes) to stabilize viral antigens, including virus-like particles (“VLPs”), and for potential application to a conventional influenza vaccine among others.

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

The U.S. Army Medical Research Institute of Infectious Diseases, the DoD’s lead laboratory for medical research to counter biological threats is also developing a ricin vaccine candidate, RVEc™. RVEc™ has been shown to be fully protective in mice exposed to lethal doses of ricin toxin by the aerosol route. Further studies, in both rabbits and nonhuman primates, were conducted to evaluate RVEc™’s safety as well as its immunogenicity, with positive results observed. A monoclonal antibody is also being developed by Mapp Biopharmaceutical Inc. as a ricin therapeutic, with administration 4 hours after exposure demonstrating efficacy while administration 12 hours after ricin exposure was not protective in animal models.

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

In 2014, we acquired a novel photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. As part of the acquisition, we acquired a license agreement relating to the use of photo-activated hypericin, composition of matter patent for SGX301 (U.S. patent 8,629,302) and additional issued and pending applications, both in the US and abroad. U.S. patent 8,629,302 is expected to expire in September 2030. In August 2018, we were granted a U.S. patent (No. 10,053,513) titled “Systems and Methods for Producing Synthetic Hypericin”. This newly issued patent, expected to expire in 2036, broadens the production around synthetic hypericin. Our proprietary formulation of synthetic hypericin also has been granted a European patent for the treatment of psoriasis, EP 2571507, and complements the method of treatment claims covered by the previously issued US patent 6001882, Photoactivated hypericin and the use thereof.

In addition to issued and pending patents, we also have “Orphan Drug” designations for SGX301 in the U.S. and the EU for CTCL, SGX203 in the U.S. for pediatric Crohn’s disease, and OrbeShield® in the U.S. for GI ARS, as well as for RiVax® in the U.S and EU. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or E.U. ten year post-approval exclusivity provided by Orphan Drug legislation.

In 2013, we expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 and additional pending applications, both in the U.S. and abroad. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of University of British Columbia (“UBC”). U.S. patent 8,124,721 is expected to expire in April 2028. The U.S. Patent Office has granted the patent entitled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis”. The newly issued patent claims therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide. In January 2019, the European Patent Office granted the patent entitled “Novel Peptides for Treating and Preventing Immune-Related Disorders, Including Treating and Preventing Infection by Modulating Innate Immunity”. This newly issued patient claims composition of matter of IDR analogs, expanding patent protection around our lead IDR, dusquetide.

We have issued U.S. patents 8,263,582 that cover the use of oral BDP for treating inflammatory disorders of the gastrointestinal tract, which patent is expected to expire in March 2022. We also have European patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract, as well as European patent EP 2242477 claiming the use of orally ingested BDP for treatment of interstitial lung disease. European patents EP 1392321 and EP 2242477 are expected to expire in March 2022 and January 2029.

The subject of U.S. patent application number 12/633,631 filed December 8, 2009 and continued into patent application 15/495,798 filed April 24, 2017 and corresponding European patent application number 09836727.9, which was granted as patent 2373160 in October 2017 and pursued in multiple European countries, is the use of topically active BDP in radiation and chemotherapeutics injury. Additionally, we have numerous patent filings currently issued or pending in foreign jurisdictions covering this subject matter, including Australia, Canada, China, Hong Kong, Israel, Japan, South Korea and New Zealand.

ThermoVax® is the subject of U.S. patent 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and also U.S. patent application number 13/474,661 filed May 17, 2012 titled “Thermostable Vaccine Compositions and Methods of Preparing Same.” The patent application and the corresponding foreign filings for both patents are pending and licensed to us by the UC and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable vaccines for biodefense as well as other potential vaccine indications. U.S. patent 8,444,991 is expected to expire in February 2030.

RiVax® is the subject of three issued U.S. patent numbers 6,566,500, 6,960,652, and 7,829,668, all titled “Compositions and methods for modifying toxic effects of proteinaceous compounds.” This patent family includes composition of matter claims for the modified ricin toxin A chain which is the immunogen contained in RiVax®, and issued in 2003, 2005 and 2010 respectively. The initial filing date of these patents is March 2000 and they are expected to expire in March 2020. The issued patents contain claims that describe alteration of sequences within the ricin A chain that affect vascular leak, one of the deadly toxicities caused by ricin toxin. Another U.S. patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin,” was filed in October of 2000 and is expected to expire in September 2020.

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

We acquired the license agreement for SGX301 and related intangible assets, including U.S. patent 8,629,302, properties and rights pursuant to an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”). As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a market value of $3,750,000. Provided all future success-orientated milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved, payable in our common stock.

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

Oral BDP License Agreement

On November 24, 1998, the Company, known at the time as Enteron Pharmaceuticals, Inc. (“Enteron”) and George B. McDonald (“Dr. McDonald”) entered into an exclusive license agreement for the rights to intellectual property, including know-how, relating to oral BDP. We have an exclusive license to commercially exploit the covered products worldwide, subject to Dr. McDonald’s right to make and use the technology for research purposes and the U.S. Government’s right to use the technology for government purposes. Pursuant to the license agreement, as amended, we are is required to (i) reimburse Dr. McDonald for certain out-of-pocket expenses incurred by Dr. McDonald in connection with the patent applications and issued patents, (ii) pay Dr. McDonald $300,000 upon approval by the FDA of our first NDA incorporating oral BDP; (iii) pay Dr. McDonald royalty payments equal to 3% of net sales of the covered products and (iv) pay Dr. McDonald $400,000 in cash upon an approval of oral BDP by the European Medicines Agency.

Additionally, in the event that sublicenses our rights under the license agreement, we will be required to pay Dr. McDonald 10% of any sublicense fees and royalty payments paid by the sublicense to us.

The term of the license agreement expires upon the expiration of the licensed patent applications or patents. Dr. McDonald has the right to terminate the license agreement in its entirety or to terminate exclusivity under the agreement if we or its sublicenses have not commercialized or are not actively attempting to commercialize a covered product.

Additionally, the agreement terminates: (i) automatically upon us becoming insolvent; (ii) upon 30 days’ notice, if we breach any obligation under the agreement without curing such breach during the notice period; and (iii) upon 90 days’ notice by us. After any termination, we will have the right to sell our inventory for a period not to exceed three months following the date of termination, subject to the payment of the amounts owed under the agreement.

ThermoVax® License Agreement

On December 21, 2010, we executed a worldwide exclusive license agreement with the UC for ThermoVax®, which is the subject of U.S. patent number 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition.” This patent and its corresponding foreign filings are licensed to us by the UC and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. U.S. Patent 8,444,991 is expected to expire in December 2031. The license agreement also covers thermostable vaccines for biodefense as well as other potential vaccine indications. In addition, we, in conjunction with UC, filed domestic and foreign patent applications claiming priority back to a provisional application filed on May 17, 2011 titled: “Thermostable Vaccine Compositions and Methods of Preparing Same.” In April 2018, the UC delivered a notice of termination of our license agreement based upon our failure to achieve one of the development milestones: initiation of the Phase 1 clinical trial of the heat stabilization technology by March 31, 2018. After negotiating with the UC, we and the UC agreed to extend the termination date to October 31, 2018 in order to allow us time to agree upon a potential agreement that would allow us to keep the rights to, and to continue to develop, the heat stabilization technology or a product candidate containing the heat stabilization technology in our field of use.

On October 31, 2018, in a series of related transactions, (a) we and the UC agreed to terminate the original license agreement, (b) the UC and VitriVax executed a worldwide exclusive license agreement for the heat stabilization technology for all fields of use, and (c) we and VitriVax executed a worldwide exclusive sublicense agreement for the heat stabilization technology for use in the fields of ricin and Ebola vaccines. We paid a $100,000 sublicense fee on the effective date of the sublicense agreement. To maintain the sublicense we are obliged to pay a minimum annual royalty of $20,000 until first commercial sale of a sublicensed product, upon which point, we will be required to pay an earned royalty of 2% of net sales subject to a minimum royalty of $50,000 each year. We are also required to pay royalties on any sub-sublicense income based on a declining percentage of all sub-sublicense income calculated within the contractual period until reaching a minimum of 15% after two years. In addition, we are required to pay VitriVax milestone fees of: (a) $50,000 upon initiation of a Phase II clinical trial of the sublicensed product, (b) $200,000 upon regulatory approval of a sublicensed product, and (c) $1 million upon achieving $10 million in aggregate net sales of a sublicensed product in the U.S. or equivalent. To date none of these milestones have been met.

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

Research and Development Expenditures

We spent approximately $6.8 million and $5.5 million in the years ended December 31, 2018 and 2017, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2018, and 2017 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Employees

As of December 31, 2018, we had 14 full-time employees, 6 of whom are MDs/PhDs.

Available Investor Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make available through our website, free of charge, copies of these reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. Our website is located at www.soligenix.com. You can also request copies of such documents by contacting the company at (609) 538-8200 or sending an email to info@soligenix.com.

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

We have experienced significant losses since inception and, at December 31, 2018, had an accumulated deficit of approximately $166 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2018, we had approximately $9.0 million in cash and cash equivalents available. Based on our projected budgetary needs, funding from existing contracts and grants over the next two years and sales pursuant to our At the Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc. (“FBR”), we expect to be able to maintain the current level of our operations through at least March 31, 2020.

In September 2014, we entered into a contract with the NIH for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In September 2013, we entered into contracts with NIAID and BARDA for the development of OrbeShield® that would provide up to $32.7 million of funding in the aggregate if options to extend the contracts are exercised by BARDA and the NIH. We have received approximately $18 million in combined BARDA and NIH contract funding for the development of OrbeShield®. We have completed the contract with NIAID and the BARDA contract base period, with BARDA electing not to extend the contract. In addition, in 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of SGX301 for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. As of December 31, 2018, we have approximately $14.6 million in awarded contract and grant funding, assuming the NIAID option is exercised for the development of RiVax®.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2018, we have expended approximately $83.0 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend approximately $9.3 million for the year ending December 31, 2019 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements, of which approximately $3.3 million is expected to be reimbursed through our existing government contracts and grants.

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

For development of biodefense vaccines and therapeutics, the FDA has instituted policies that are expected to result in accelerated approval. This includes approval for commercial use using the results of animal efficacy trials, rather than efficacy trials in humans, referred to as the Animal Rule. However, we will still have to establish that the vaccines we are developing are safe in humans at doses that are correlated with the beneficial effect in animals. Such clinical trials will also have to be completed in distinct populations that are subject to the countermeasures; for instance, the very young and the very old, and in pregnant women, if the countermeasure is to be licensed for civilian use. Other agencies will have an influence over the risk benefit scenarios for deploying the countermeasures and in establishing the number of doses utilized in the Strategic National Stockpile. We may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these correlates are difficult to establish and are often unclear. Invocation of the Animal Rule may raise issues of confidence in the model systems even if the models have been validated. For many of the biological threats, the animal models are not available and we may have to develop the animal models, a time-consuming research effort. There are few historical precedents, or recent precedents, for the development of new countermeasures for bioterrorism agents. Despite the Animal Rule, the FDA may require large clinical trials to establish safety and immunogenicity before licensure and it may require safety and immunogenicity trials in additional populations. Approval of biodefense products may be subject to post-marketing studies, and could be restricted in use in only certain populations. The government’s biodefense priorities can change, which could adversely affect the commercial opportunity for the products we are developing. Further, other countries have not, at this time, established criteria for review and approval of these types of products outside their normal review process, i.e., there is no Animal Rule equivalent, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.

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

Even if the FDA approves one or more of our product candidates, physicians and patients may not accept it or use it. Even if physicians and patients would like to use our products, our products may not gain market acceptance among healthcare payors such as managed care formularies, insurance companies or government programs such as Medicare or Medicaid. Acceptance and use of our products will depend upon a number of factors including: perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug product; cost-effectiveness of our product relative to competing products; availability of reimbursement for our product from government or other healthcare payers; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

We currently rely on license agreements from New York University, Yeda Research and Development Company Ltd., the University of Texas Southwestern Medical Center, the University of British Columbia, Harvard University and George B. McDonald, MD as well as sublicense agreement from VitriVax for the rights to commercialize key product candidates. We may not be able to retain the rights granted under these agreements or negotiate additional agreements on reasonable terms, if at all. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.

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

We currently have 16 employees and we depend upon these employees, in particular Dr. Christopher Schaber, our President and Chief Executive Officer, to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We may be unable to effectively manage and operate our business, and our business may suffer, if we lose the services of our employees.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2016, we sold New Jersey NOL carryforwards, resulting in the recognition of $416,810 of income tax benefit. The Company has not yet sold its 2017 New Jersey NOLs but may do so in the future. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards, or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our taxable income, our cash taxes may increase which may have an adverse effect on our financial condition.

Risks Related to our Intellectual Property

We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.

Our near and long-term prospects depend in part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent or superior products and technology, possibly at lower prices. We could also incur substantial costs in litigation and suffer diversion of attention of technical and management personnel if we are required to defend ourselves in intellectual property infringement suits brought by third parties, with or without merit, or if we are required to initiate litigation against others to protect or assert our intellectual property rights. Moreover, any such litigation may not be resolved in our favor.

Although we and our licensors have filed various patent applications covering the uses of our product candidates, patents may not be issued from the patent applications already filed or from applications that we might file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions, and has been the subject of much litigation. Any patents we own or license, now or in the future, may be challenged, invalidated or circumvented. To date, no consistent policy has been developed in the U.S. Patent and Trademark Office (the “PTO”) regarding the breadth of claims allowed in biotechnology patents.

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

Competitors may infringe our patents, and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly.

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

The market price of our securities, like that of many other research and development public pharmaceutical and biotechnology companies, has been highly volatile and the price of our common stock and warrants may be volatile in the future due to a wide variety of factors, including:

●	announcements by us or others of results of pre-clinical testing and clinical trials;

●	announcements of technological innovations, more important bio-threats or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;

●	failure of our common stock or warrants to continue to be listed or quoted on a national exchange or market system, such as The Nasdaq Stock Market (“NASDAQ”) or NYSE Amex LLC;

●	our quarterly operating results and performance;

●	developments or disputes concerning patents or other proprietary rights;

●	acquisitions;

●	litigation and government proceedings;

●	adverse legislation;

●	changes in government regulations;

●	our available working capital;

●	economic and other external factors;

●	general market conditions.

Since January 1, 2018, the closing stock price of our common stock has fluctuated between a high of $2.40 per share to a low of $0.85 per share. Since January 1, 2018, the closing price of our common stock warrants has fluctuated between a high of $0.81 per warrant to a low of $0.13 per warrant. On March 20, 2019 the last reported sales prices of our common stock and our common stock warrant on The Nasdaq Capital Market were $1.01 per share and $0.20 per warrant. The fluctuation in the price of our common stock and warrants has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

We are not currently in compliance with the continued listing requirements for The Nasdaq Capital Market. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from The Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On March 11, 2018, we received a written notice from The Nasdaq Stock Market indicating that we are not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. We have until September 9, 2019 to regain compliance. We can regain compliance if at any time prior to September 9, 2019 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

If we fail to regain compliance with the minimum bid price requirement by September 9, 2019, we may be afforded an additional 180-day period to regain compliance provided that (i) we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the bid price requirement) based on our most recent public filings and market information and (ii) we provide notice of our intent to cure the bid price requirement deficiency prior to the completion of the second 180-day compliance period by effecting a reverse stock split, if necessary.

We anticipate that we will seek stockholder approval at our annual meeting in 2019 to grant discretionary authority to our board of directors to amend our certificate of incorporation to effect a reverse split of our outstanding shares of common stock within a range of one share of common stock for every ten shares of common stock to one share of common stock for every twenty shares of common stock, with the exact reverse split ratio to be decided and publicly announced by the board of directors prior to the effective time of the amendment to our certificate of incorporation.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the minimum bid price requirement. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or that we will otherwise be in compliance with other listing criteria. If we fail to regain compliance with the minimum bid requirement or to meet the other applicable continued listing requirements for The Nasdaq Capital Market in the future and staff of The Nasdaq Stock Market determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock and reduce our ability to raise additional capital. In addition, if our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions).

If we fail to remain current with our listing requirements, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on The Nasdaq Stock Market, such as our Company, must be reporting issuers under Section 12 of the Exchange Act, as amended, and must meet the listing requirements in order to maintain the listing of common stock on The Nasdaq Capital Market. If we do not meet these requirements, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

The warrants may not have any value.

The outstanding warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, the holders of the outstanding warrants may exercise their right to acquire the common stock and pay the per share exercise price, prior to the expiration date, after which date any unexercised warrants will expire and have no further value. In the event our common stock does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

Shareholders may suffer substantial dilution related to issued stock warrants and options.

As of December 31, 2018, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 6,303,643 shares of our common stock at a current weighted average exercise price of approximately $3.09;

●	options to purchase approximately 1,022,095 shares of our common stock at a current weighted average exercise price of approximately $5.32; and

●	The FBR Sales Agreement pursuant to which we may, but have no obligation to, sell up to an additional $8.5 million worth of our common stock as of March 20, 2019.

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

Upon our dissolution, our stockholders may not recoup all or any portion of their investment.

In the event of our liquidation, dissolution or winding-up, whether voluntary or involuntary, the proceeds and/or our assets remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the holders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up. In this event, our stockholders could lose some or all of their investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as our corporate headquarters. The rent for the first 12 months was approximately $11,367 per month, or approximately $22.00 per square foot. The rent increased to approximately $11,625 per month, or approximately $22.50 per square foot, for the 12 months beginning November 1, 2018 and will increase to approximately $11,883 per month, or approximately $23.00 per square foot, beginning November 1, 2019 for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Capital Market under the symbol “SNGX.” The following table sets forth the high and low sales prices per share of our common stock for the periods indicated, as reported by The Nasdaq Capital Market.

	Price Range
Period	High	Low
Year Ended December 31, 2017:
First Quarter	$3.18	$1.90
Second Quarter	$5.08	$2.00
Third Quarter	$2.99	$1.98
Fourth Quarter	$2.61	$1.74
Year Ended December 31, 2018:
First Quarter	$3.70	$1.86
Second Quarter	$1.96	$0.91
Third Quarter	$1.97	$0.95
Fourth Quarter	$2.20	$0.80

On March 20, 2019, the last reported price of our common stock quoted on The Nasdaq Capital Market was $1.01 per share. The Nasdaq Capital Market prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. Our stock is listed on The Nasdaq Capital Market under the under the symbol “SNGX.” On December 13, 2016, our common stock warrants began trading on The Nasdaq Capital Market under the symbol “SNGXW”. For the period December 13, 2017 through the fourth quarter ended December 31, 2018, the high and low sales price per warrant as reported by Nasdaq were $1.08 and $0.13 respectively. On March 20, 2019, the last reported price of our common stock warrants on Nasdaq was $0.20 per warrant.

Transfer Agent

The transfer agent and registrar for our common stock and warrants is American Stock Transfer & Trust Company, LLC. The address is 6201 15th Avenue, Brooklyn, NY 11219 and the telephone number is (718) 921-8200.

Holders of Common Stock

As of March 20, 2019, there were 233 holders of record of our common stock. As of such date, 18,189,208 shares of our common stock were issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are subject to significant risks, uncertainties, and other factors, including those identified in “Risk Factors” above, which may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this Form 10-K may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. However, these words are not the exclusive means of identifying these statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the U.S. Securities and Exchange Commission (“the SEC”) or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Our Vaccines/BioDefense business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax® to protect against exposure to ricin toxin.

An outline of our business strategy follows:

●	Following positive interim analysis, complete enrollment and report final results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of our BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development..

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial enrolled first patient in December 2015, with positive interim analysis received in October 2018, and final results expected in the first quarter of 2020

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrolled first patient in December 2017, with interim analysis enrollment completion expected in the first half of 2019 and the interim analysis anticipated in the third quarter of 2019; final results expected in the first half of 2020

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccine for ricin	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 2 trial planned for the second half of 2019

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

**	Contingent upon continued government contract/grant funding or other funding source.

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

Income Taxes

On December 22, 2017, the United States (“U.S.”) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. Tax Reform did not have any impact to the tax provision due to the full valuation allowance on its deferred tax assets and the most significant impact on its consolidated financial statements was the reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets recorded in the 2017 financial statements. Such reduction was fully offset by changes to the Company’s valuation allowance.

In December 2017, the SEC issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. The accounting for the income tax impacts of the Tax Act is now complete, no additional adjustments were required.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided in 2018 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the years of 2018 and 2017. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2018 and December 31, 2017.

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

Material Changes in Results of Operations

Year Ended December 31, 2018 Compared to 2017

For the year ended December 31, 2018, we had a net loss of $8,899,975 as compared to a net loss of $7,147,083 for the prior year, representing an increased loss of $1,752,892 or 25%. The increase in net loss is primarily due to increased expenditures incurred to support both the pivotal Phase 3 trial of SGX301 in the treatment of cutaneous T-cell lymphoma and the pivotal Phase 3 trial of SGX942 in the treatment of oral mucositis in head and neck cancer. For the years ended December 31, 2018 and 2017, revenues and associated costs related to government contracts and grants awarded in support of our development of OrbeShield® for the treatment of GI ARS and RiVax® and other development programs. For the year ended December 31, 2018, we had revenues of $5,241,448 as compared to $5,432,472 for the prior year, representing a decrease of $191,024 or 4%. The decrease in revenues was primarily a result of the completion of the NIAID contract for OrbeShield® during the first quarter of 2017, along with the expiration of the base period of the BARDA contract for the development of OrbeShield®, with BARDA electing not to extend the current contract beyond the base period. This was partially offset by an increase in grant revenues awarded in September 2017 to support the development of SGX301 for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer.

We incurred costs related to contract and grant revenues in the year ended December 31, 2018 and 2017 of $4,597,715 and $4,310,083, respectively, representing an increase of $287,632 or 7%. The increase in costs was primarily the result of the increased expenditures incurred to support the development of RiVax®, in addition to the reimbursable costs incurred to support the two Phase 3 trials of SGX301 and SGX942.

Our gross profit for the year ended December 31, 2018 was $643,733 or 12%, as compared to $1,122,389 or 21% for the prior year, representing a decrease of $478,656 or 43%. The decrease in gross profit and gross profit margin for the year ended December 31, 2018 is attributable to a smaller share of reimbursable costs that were available for contracted fixed overhead reimbursement compared to the year ended December 31, 2017. Additionally, we received milestone fees during the year ended December 31, 2017 under our RiVax® contract with NIAID. There were no similar milestones received for the year ended December 31, 2018.

Research and development expenses increased by $1,243,921 or 23%, to $6,750,954 for the year ended December 31, 2018 as compared to $5,507,033 for the prior year. The increase in research and development spending for the year ended December 31, 2018 was related to expenditures incurred in the expansion of the Phase 3 clinical trial of SGX942 as well as the ongoing Phase 3 clinical trial of SGX301.

General and administrative expenses decreased $257,395 or 8%, to $2,951,760 for the year ended December 31, 2018, as compared to $3,209,155 for the prior year. This decrease is primarily related to cost savings in professional fees and employee compensation expenses.

Interest income for the year ended December 31, 2018 was $159,006 as compared to $29,906 for the prior year, reflecting an increase of $129,100 or 432%. The increase reflected primarily higher interest income on our cash position.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2016, we sold New Jersey NOL carryforwards, resulting in the recognition of $416,810 of income tax benefit. The Company has not yet sold its 2017 New Jersey NOLs but may do so in the future. We will continue to explore opportunities to sell unused NOL carryforwards for the year ended December 31, 2017. However, there can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2018 and 2017: Vaccines/BioDefense and BioTherapeutics.

Revenues for the Vaccines/BioDefense business segment for the year ended December 31, 2018 were $4,156,641 as compared to $4,749,294 for the year ended December 31, 2017, representing a decrease of $592,653 or 12%. The decrease in revenues was primarily the result of a decrease in revenue from the RiVax® development program along with the completion of the NIAID contract and the BARDA base period contract during the first quarter of 2017 for the development of OrbeShield®, with BARDA electing not to extend the current contract beyond the base period.

Revenues for the BioTherapeutics business segment for the year ended December 31, 2018 were $1,084,807 as compared to $683,178 for the year ended December 31, 2017, representing an increase of $401,629 or 59%. The increase was due to reimbursable development activity under the two grants that were awarded in the third quarter of 2017 in support of our pivotal Phase 3 trials of SGX301 and SGX942.

Loss from operations for the Vaccines/BioDefense business segment for the year ended December 31, 2018 was $237,640 as compared to income of $232,166 for the year ended December 31, 2017, representing an increased loss of $469,806 or 202%. Loss from operations is primarily attributable to our decrease in gross margins related to our government contracts and grants. The decrease in gross margin for the year ended December 31, 2018 was a result of the smaller share of reimbursable costs available for a fixed overhead component during the year ended December 31, 2018, in addition to milestone fees received during the year ended December 31, 2017 that improved profitability. Loss from operations for the BioTherapeutics business segment for the year ended December 31, 2018 was $5,439,294 as compared to $4,181,811 for the year ended December 31, 2017, representing an increased loss of $1,257,483 or 30%. This increased loss is due primarily to expenses incurred in the expansion of the pivotal Phase 3 clinical trial of SGX942 as well as expenses incurred in the ongoing Phase 3 clinical trial of SGX301.

Amortization and depreciation expense for the Vaccines/BioDefense business segment for the year ended December 31, 2018 was $17,951 as compared to $33,183 for the year ended December 31, 2017. Amortization and depreciation expense for the BioTherapeutics business segment for the year ended December 31, 2018 was $21,018 as compared to $30,614 for the year ended December 31, 2017. The decrease in amortization and depreciation expense was the result of office furniture and equipment and patents becoming fully amortized during the year ended December 31, 2018.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2018, we had cash and cash equivalents of $8,983,717 as compared to $7,809,487 as of December 31, 2017, representing an increase of $1,174,230 or 15%. As of December 31, 2018, we had working capital of $6,131,178, representing a decrease of $54,685 as compared to working capital of $6,185,863 for the prior year. The increase in cash and cash equivalents was primarily related to the net proceeds from our July 2018 public offering of approximately $8.4 million. The decrease in working capital was a result of the increased expenditures incurred in the expansion of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, as well as the ongoing Phase 3 clinical trial of SGX301.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, proceeds available from the FBR Sales Agreement., management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $14.6 million in active government contract funding still available as of December 31, 2018 to support our associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have up to $8.5 million remaining from the FBR Sales Agreement as of March 20, 2019 under the prospectus supplement updated October 3, 2018; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the year ending December 31, 2019, to be approximately $9.3 million before any contract or grant reimbursements, of which $7.2 million relates to the BioTherapeutics business and $2.1 million relates to the Vaccines/BioDefense business. We anticipate contract and grant reimbursements for the same period of approximately $3.3 million to offset research and development expenses in the BioTherapeutics and Vaccines/BioDefense business segments.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2018 and 2017:

	2018	2017
Research & Development Expenses
RiVax® & ThermoVax® Vaccines	$448,039	$607,717
Dusquetide (SGX942)	3,834,306	2,774,797
SGX943	-	138
SGX301	2,026,442	1,661,330
Other	442,167	463,051
Total	$6,750,954	$5,507,033

Reimbursed under Government Contracts and Grants
OrbeShield®	$-	$129,376
RiVax® & ThermoVax® Vaccines	3,868,634	3,735,998
SGX942	342,604	238,358
SGX301	386,477	206,351
Total	$4,597,715	$4,310,083
Grand Total	$11,348,670	$9,817,116

Contractual Obligations

We have licensing fee commitments of approximately $500,000 for the next five years for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as our corporate headquarters. The rent for the first 12 months was approximately $11,367 per month, or approximately $22.00 per square foot. The rent increased to approximately $11,625 per month, or approximately $22.50 per square foot, for the 12 months beginning November 1, 2018 and will increase to approximately $11,883 per month on November 1, 2019, or approximately $23.00 per square foot for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based upon our stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of December 31, 2018, no milestone payments have been made or accrued.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Licensing Fee	Property and Other Leases	Total
2019	100,000	148,561	248,561
2020	100,000	127,377	227,377
2021	100,000	4,984	104,984
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$500,000	$280,922	$780,922

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On March 26, 2019, we entered into an amendment to our employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the amended agreement, which becomes effective April 1, 2019, Dr. Straube will be required to devote at least 20 hours per week to the performance of his duties and we will pay him $170,000 per year. The amended employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in the amended employment agreement, we would pay Dr. Straube one month of severance. For a complete discussion of the terms of the amended employment agreement with Dr. Straube, see Exhibit 10.30.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 20, 2019:

Name	Age	Position
Christopher J. Schaber, PhD	52	Chairman of the Board, Chief Executive Officer and President
Keith L. Brownlie, CPA	66	Director
Mark Pearson	53	Director
Gregg A. Lapointe, CPA	60	Director
Robert J. Rubin, MD	73	Director
Jerome B. Zeldis, MD, PhD	68	Director
Oreola Donini, PhD	47	Chief Scientific Officer and Senior Vice President
Karen Krumeich	65	Chief Financial Officer, Senior Vice President and Corporate Secretary
Richard Straube, MD	67	Chief Medical Officer and Senior Vice President

Christopher J. Schaber, PhD has over 29 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also has served on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

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

Mark Pearson joined the Board of Directors in July 2018. In January 2017, Mr. Pearson founded and since inception has served as General Partner and CEO of Altamont Pharmaceutical Holdings, LLC, a privately-held investment company with over $100 million invested in more than 20 life science companies. In February 2008, Mr. Pearson co-founded and since inception has served as General Partner of Annex Ventures, LLC, a privately-held investment company providing financing and value-added services to individual entrepreneurs and start-up companies in the high-tech, biotechnology and medical device markets. Mr. Pearson is also the co-founder and vice-chairman of Drawbridge Realty Management, LLC a real estate development and investment company which owns over 4.5 million square feet of commercial real estate leased to technology and life science companies predominantly in the western United States. Previously, Mr. Pearson was the co-founder and Managing Partner of CRESA Partners LLC, a 57-office national corporate real estate firm. Since February 2009, he has served on the Board of Trustees of The Scripps Research Institute. Mr. Pearson holds a Bachelor of Science degree in Economics from the University of San Francisco and a Master’s degree from the Stanford University Graduate School of Business. Mr. Pearson was selected to serve as a member of our Board of Directors because of his significant experience in the areas of corporate finance, business development and acquisitions and divestitures and his experience as an investor in the high-tech, biotechnology and medical device markets.

Gregg A. Lapointe, CPA, MBA has been a director since March 2009. Mr. Lapointe is currently CEO of Cerium Pharmaceuticals, Inc. and serves on the Board of Directors of Rigel Pharmaceuticals, Inc., Cytori Therapeutics, Inc. and Catabasis Pharmaceuticals, Inc. Mr. Lapointe has previously served on the Board of Directors of ImmunoCellular Therapeutics Ltd., Raptor Pharmaceuticals, Inc., SciClone Pharmaceuticals, Inc., the Pharmaceuticals Research and Manufacturers of America (PhRMA), Questcor Pharmaceuticals, Inc. and the Board of Trustees of the Keck Graduate Institute of Applied Life Sciences. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc. (now known as Leadiant Biosciences, Inc.), a private biopharmaceutical company, from September 2001 through February 2012, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to February 2012. From May, 1996 to August 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

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

Oreola Donini, PhD, has been with our company since August 15, 2013 and is currently our Chief Scientific Officer and Senior Vice President, a position she has held since December 5, 2014. Dr. Donini served as our Vice President of Preclinical Research and Development from August 15, 2013 until December 4, 2014. She has more than 15 years’ experience in drug discovery and preclinical development with start-up biotechnology companies. From 2012 to 2013, Dr. Donini worked with ESSA Pharma Inc. as Vice President Research and Development. From 2004 to 2013, Dr. Donini worked with Inimex Pharmaceuticals Inc., (“Inimex”), lastly as Senior Director of Preclinical R&D from 2007-2013. Prior to joining Inimex, she worked with Kinetek Pharmaceuticals Inc., developing therapies for infectious disease, cancer and cancer supportive care. Dr. Donini is a co-inventor and leader of our SGX94 innate defense regulator technology, developed by Inimex and subsequently acquired by us. She was responsible for overseeing the manufacturing and preclinical testing of SGX94, which demonstrated efficacy in combating bacterial infections and mitigating the effects of tissue damage due to trauma, infection, radiation and/or chemotherapy treatment. These preclinical studies resulted in a successful Phase 1 clinical study and clearance of Phase 2 protocols for oral mucositis in head and neck cancer and acute bacterial skin and skin structure infections. While with ESSA Pharma Inc. as the Vice President of Research and Development, Dr. Donini led the preclinical testing of a novel N-terminal domain inhibitor of the androgen receptor for the treatment of prostate cancer. While with Kinetek Pharmaceuticals Inc., her work related to the discovery of novel kinase and phosphatase inhibitors for the treatment of cancer. Dr. Donini received her PhD from Queen’s University in Kinston, Ontario, Canada and completed her post-doctoral work at the University of California, San Francisco. Her research has spanned drug discovery, preclinical development, manufacturing and clinical development in infectious disease, cancer and cancer supportive care.

Karen Krumeich has been with our company since June 2015 and is currently our Senior Vice President and Chief Financial Officer. Ms. Krumeich has served as Chief Financial Officer and Vice President of Finance for public and private emerging-growth, start-up and national companies in various sectors of healthcare, including pharmaceuticals, medical devices and healthcare service companies. She has expertise in equity financings, both private and public, Sarbanes-Oxley compliance, acquisitions and integrations, strategic business development and operations analysis. Most recently Ms. Krumeich was the Vice President of Finance for Cerecor Inc., a clinical stage neuroscience company. At Cerecor she was involved in the company’s equity financings and was responsible for all finance and administrative functions. Prior to joining Cerecor she was a CFO Partner with Tatum, LLC, a national consulting firm, and a member of the firm’s National Healthcare Group. As a Partner with Tatum, she served as Interim Chief Financial Officer for drug development and medical device companies. Prior to joining Tatum in 2006, she was the Vice President of Finance and Chief Financial Officer of Strata Skin Sciences, Inc. (formerly Mela Sciences, Inc.), a publicly traded development-stage medical device company. At Mela Sciences, she played a key role in the company’s initial public offering and was responsible for all functional areas of finance and accounting, administration, and investor relations. As Vice President of Finance of Gran Care Pharmacy, Inc., she was responsible for the financial leadership of the pharmacy division and directed an aggressive acquisition program. Ms. Krumeich began her career with a B.S. in Pharmacy from the University of Toledo, subsequently completed an accounting major and transitioned into finance after completing the CPA exam.

Richard Straube, MD has been with our company since January 2014 and is currently our Senior Vice President and Chief Medical Officer. Dr. Straube is a board-certified pediatrician with 36 years’ experience in both academia and industry, including clinical research experience in host-response modulation. From 2009 until joining our company, he was Chief Medical Officer of Stealth Peptides Incorporated, a privately-held, clinical stage, biopharmaceutical company. Prior to joining us, Dr. Straube served from 1988 to 1993 in various capacities, including most recently as Senior Director, Infectious Diseases and Immunology, Clinical Research, for Centocor, Inc., a privately-held biopharmaceutical company focused on developing monoclonal antibody-based diagnostics. While at Centocor, Inc., Dr. Straube was responsible for the initial anti-cytokine and anti-endotoxin programs targeted at ameliorating inappropriate host responses to infectious and immunologic challenges. Programs that he managed at Centocor, Inc. include assessments of immunomodulation using monoclonal removal of inciting molecular triggers, removal of internal immune-messengers, augmentation of normal host defenses, and maintenance of normal sub-cellular function in the face of injury. From 1993 to 1995, Dr. Straube was Director of Medical Affairs at T-cell Sciences, Inc., a privately-held biotechnology company. From 1995 to 1997, he was Director of Clinical Investigations of the Pharmaceutical Products Division of Ohmeda Corp., a privately-held biopharmaceutical company. He served from 1998 to 2007 as Executive Vice President of Research and Development and Chief Scientific Officer at INO Therapeutics LLC, a privately-held biotherapeutics company, where he was responsible for the clinical trials and subsequent approval of inhaled nitric oxide for the treatment of persistent pulmonary hypertension of the newborn. From 2007 to 2009, Dr. Straube was the Chief Medical Officer at Critical Biologics Corporation, a privately-held biotechnology company. Dr. Straube received his medical degree and residency training at the University of Chicago, completed a joint adult and pediatrician infectious diseases fellowship at the University of California, San Diego (“UCSD”), and as a Milbank Scholar completed training in clinical trial design at the London School of Hygiene and Tropical Medicine. While on the faculty at the UCSD Medical Center, his research focused on interventional studies for serious viral infections.

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

Messrs. Brownlie, Lapointe, Pearson, Dr. Rubin, and Dr. Zeldis are independent and the Board of Directors believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of meetings of the Board of Directors, the independent directors hold executive sessions. Following an executive session of independent directors, the independent directors’ report back to the full Board of Directors regarding any specific feedback or issues, provide the Chairman with input regarding agenda items for Board of Directors and Committee meetings, and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. The Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

Although we believes that the combination of the Chairman and Chief Executive Officer roles is appropriate under the current circumstances, our corporate governance guidelines do not establish this approach as a policy, and the Board of Directors may determine that it is more appropriate to separate the roles in the future.

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
Mark E. Pearson
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

Compensation Committee

Our Board of Directors has a Compensation Committee, which is comprised of Dr. Rubin (Chair), Mr. Pearson and Dr. Zeldis. The Compensation Committee is responsible for reviewing and approving the executive compensation program, assessing executive performance, setting salary, making grants of annual incentive compensation and approving certain employment agreements. Our Board of Directors has determined that Dr. Rubin, Mr. Pearson and Dr. Zeldis are “independent” directors within the meaning of applicable listing standards of Nasdaq and the Exchange Act and the rules and regulations thereunder.

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

Item 11. Executive Compensation

In 2018, in furtherance of our compensation philosophy and objectives, the Compensation Committee engaged the Setren Smallberg & Associates (“SS&A”), an outside executive compensation consulting firm determined to be independent by the Compensation Committee, to conduct a review of, and recommend changes to, our compensation program for our most highly compensated executive officers. A representative of SS&A attended Compensation Committee meetings at the invitation of the Compensation Committee Chairman and was also in direct contact with the Compensation Committee and company management from time to time. SS&A provided the Compensation Committee with assistance and advice in the review of the Company’s salary structure, annual and equity incentive awards and other related executive pay issues. In addition, SS&A provided advice regarding marketplace trends and best practices relating to competitive pay levels.

SS&A did not provide any services to us other than its services as the Compensation Committee’s independent compensation consultant, and SS&A did not receive any fees or compensation from us other than the fee it received as the independent compensation consultant. Except as described above, SS&A did not provide any services to the Company in 2017 or 2018. The Compensation Committee confirmed that SS&A’s work for the Compensation Committee did not create any conflicts of interest.

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2018 and 2017, respectively to our Chief Executive Officer and each of the three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J. Schaber (1)	CEO &	2018	$452,541	$94,128	$39,142	$32,781	$618,592
	President	2017	$443,668	$106,480	$78,898	$44,529	$673,575

Oreola Donini (2)	CSO &	2018	$230,000	$41,124	$26,095	$4,619	$301,838
	Senior VP	2017	$220,000	$44,933	$80,588	$4,627	$350,148

Karen Krumeich (3)	CFO &	2018	$230,969	$40,604	$26,095	$11,324	$308,992
	Senior VP	2017	$226,440	$44,835	$80,588	$15,184	$367,047

Richard C. Straube (4)	CMO &	2018	$329,521	$53,975	$26,095	$22,116	$431,707
	Senior VP	2017	$323,060	$56,213	$80,588	$29,560	$489,421

(1)	Dr. Schaber deferred the payment of his 2018 bonus of $94,128 until January 15, 2019. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

(2)	Dr. Donini deferred the payment of her 2018 bonus of $41,124 until January 15, 2019. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

(3)	Ms. Krumeich deferred the payment of her 2018 bonus of $40,604 until January 15, 2019. Option awards figures include the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

(4)	Dr. Straube deferred the payment of his 2018 bonus of $53,975 until January 15, 2019. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

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

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 14, 2016, the Compensation Committee approved an increase in salary for Dr. Schaber to $443,668. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Schaber to $452,541. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Schaber to $466,117.

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Vice President Preclinical Research & Development. Pursuant to the agreement, we have agreed to pay Dr. Donini $170,000 (CAD) per year and a targeted annual bonus of 20% of base salary. We also agreed to issue her options to purchase 40,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. In December 2014, Dr. Donini was named Chief Scientific Officer and Senior Vice President. Upon Dr. Donini’s promotion to Chief Scientific Officer, the Compensation Committee increased her targeted bonus to 30% of her annual base salary. On December 14, 2016, the Compensation Committee approved an increase in salary for Dr. Donini to $220,000. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Donini to $230,000. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Donini to $241,500.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 10,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. On March 26, 2019, we entered into an amendment to our employment agreement with Dr. Straube. Pursuant to the amended agreement, which amendment becomes effective as of April 1, 2019, Dr. Straube will be required to devote at least 20 hours per week to the performance of his duties and we will pay him $170,000 per year. The amended employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in the amended employment agreement, we would pay Dr. Straube one month of severance. No unvested options vest beyond the termination date. On December 14, 2016, the Compensation Committee approved an increase in salary for Dr. Straube to $323,060. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Straube to $329,521. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Straube to $339,407.

On June 16, 2016, we entered into a one-year employment agreement with Karen Krumeich, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we have agreed to pay Ms. Krumeich $222,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue her options to purchase 10,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Ms. Krumeich’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Ms. Krumeich’s employment agreement, we would pay Ms. Krumeich three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 14, 2016, the Compensation Committee approved an increase in salary for Ms. Krumeich to $226,440. On December 7, 2017, the Compensation Committee approved an increase in salary for Ms. Krumeich to $230,969. On December 13, 2018, the Compensation Committee approved an increase in salary for Ms. Krumeich to $237,898.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2018, as adjusted for the reverse stock split of one-for-ten effective October 7, 2016. We have never issued Stock Appreciation Rights.

Name	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	11,000	-	-	$46.40	6/30/2020
	11,219	-	-	$6.40	11/30/2021
	13,000	-	-	$6.80	12/04/2022
	10,000	-	-	$20.10	12/04/2023
	10,000	-	-	$15.00	12/04/2024
	14,000			$11.30	12/30/2025
	34,286	25,714	25,714	$2.01	12/06/2027
	15,000	45,000	45,000	$0.97	12/12/2028

Oreola Donini	4,000	-		$15.60	8/14/2023
	2,000	-		$20.10	12/4/2023
	3,000	-		$15.00	12/4/2024
	7,000			$11.30	12/30/2025
	13,750	6,250	6,250	$2.67	3/30/2027
	17,502	17,498	17,498	$2.01	12/06/2027
	10,000	30,000	30,000	$0.97	12/13/2028

Richard C. Straube	10,000	-	-	$20.10	1/06/2024
	5,000	-	-	$15.00	12/04/2024
	7,000	-	-	$11.30	12/30/2025
	13,750	6,250	6,250	$2.67	3/30/2027
	17,502	17,498	17,498	$2.01	12/06/2027
	10,000	30,000	30,000	$0.97	12/13/2028

Karen Krumeich	8,750	1,250	1,250	$7.40	6/15/2026
	13,750	6,250	6,250	$2.67	3/30/2027
	17,502	17,498	17,498	$2.01	12/06/2027
	10,000	30,000	30,000	$0.97	12/12/2028

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the year ended December 31, 2018.

Name	Fees Earned Paid in Cash(1)	Option Awards(2)	Total
Keith L .Brownlie	$55,000	$30,000	$85,000
Marco M. Brughera	$30,000	-	$30,000
Gregg A. Lapointe	$47,500	$30,000	$77,500
Robert J. Rubin	$52,500	$30,000	$82,500
Jerome B. Zeldis	$50,000	$30,000	$80,000
Mark Pearson	$20,000	$31,830	$51,830

(1)	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees is paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly. During July 2018, Mr. Pearson was selected by the Nominating Committee and elected by the Board as a Director. Dr. Brughera elected not to stand for re-election to the Board of Directors for the Annual meeting held on September 27, 2018.

(2)	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 1,500 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of our stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 20, 2019, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned **	Percent of Class
Altamont Pharmaceutical Holdings, LLC (1)	2,500,000	13.79%
ACT Capital Management, LLLP (2)	1,506,500	8.20%
Christopher J. Schaber (3)	200,724	1.09%
Keith L. Brownlie (4)	38,156	*
Gregg A. Lapointe (5)	41,786	*
Mark E. Pearson (1)	2,510,482	13.79%
Robert J. Rubin (6)	44,872	*
Jerome B. Zeldis (7)	39,239	*
Richard Straube (8)	69,190	*
Oreola Donini (9)	63,190	*
Karen Krumeich (10)	57,865	*
All directors and executive officers as a group (10 persons)	3,065,502	16.40%

(1)	Beneficial ownership for Mark E. Pearson and Altamont Pharmaceutical Holdings, LLC (“Altamont Pharmaceutical”), a company for which Mr. Pearson serves as general partner and chief executive officer, includes 2,330,000 shares of common stock purchased on July 2, 2018 in our registered direct offering, but does not include a warrant to purchase up to 932,000 shares of common stock held by Altamont Pharmaceutical. While the warrant currently is exercisable, it is subject to a blocker provision that prevents the holder from exercising the warrant if such holder would beneficially own in excess of 4.99% of the common stock following such exercise. Beneficial ownership for Mr. Pearson also includes an option to purchase 10,482 shares of common stock exercisable within 60 days of March 20, 2019. As general partner and chief executive officer of Altamont Pharmaceutical, Mr. Pearson exercises voting and dispositive control over the securities beneficially owned by Altamont Pharmaceutical, and therefore may be deemed to be the beneficial owner thereof; however, Mr. Pearson disclaims beneficial ownership of the securities beneficially owned by Altamont Pharmaceutical except to the extent of his pecuniary interest therein. The address of Altamont Pharmaceutical is 3031 Tisch Way, Suite 505, San Jose, CA 95128 and of Mr. Pearson is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(2)	On February 13, 2019, ACT Capital Management, LLLP, on behalf of itself and Amir L. Ecker and Carol G. Frankenfield, filed Amendment No. 2 to Schedule 13G with the SEC (as amended, the “Schedule 13G”). The Schedule 13G states that Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP and that investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The Schedule 13G indicates that (a) ACT Capital Management, LLLP has sole voting and dispositive power with respect to 377,500 shares and shared dispositive power with respect to 1,506,500 shares; (b) Amir L. Ecker has sole voting power with respect to 730,000 shares, shared voting power with respect to 490,000 shares and shared dispositive power with respect 1,506,500 shares and (c) Carol G. Frankenfield has sole voting power with respect to 37,500 shares, shared voting power with respect to 377,500 shares and shared dispositive power with respect 1,506,500 shares. The address of the principal business office of ACT Capital Management, LLLP, Amir L. Ecker and Carol G. Frankenfield is 100 W. Lancaster Ave., Suite 110, Wayne, PA 19087.

(3)	Includes 37,325 shares of common stock owned by Dr. Schaber, options to purchase 143,148 shares of common stock exercisable within 60 days of March 20, 2019 and warrants to purchase up to 20,251 shares of common stock exercisable within 60 days of March 20, 2019. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(4)	Includes 5,000 shares of Common Stock and options to purchase 33,156 shares of Common Stock exercisable within 60 days of March 20, 2019. The address of Mr. Brownlie is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(5)	Includes 7,379 shares of Common Stock and options to purchase 34,407 shares of Common Stock exercisable within 60 days of March 20, 2019. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(6)	Includes 4,385 shares of Common Stock, options to purchase 36,531 shares of Common Stock exercisable within 60 days of March 20, 2019, and warrants to purchase up to 3,956 shares of Common Stock exercisable within 60 days of March 20, 2019. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(7)	Includes 6,917 shares of Common Stock and options to purchase 32,322 shares of Common Stock exercisable within 60 days of March 20, 2019. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(8)	Includes 69,190 options to purchase shares of Common Stock owned by Dr. Straube exercisable within 60 days of March 20, 2019. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(9)	Includes options to purchase 63,190 shares of Common Stock owned by Dr. Donini exercisable within 60 days of March 20, 2019. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(10)	Includes 1,300 shares of Common Stock and options to purchase 56,565 shares of Common Stock owned by Ms. Krumeich exercisable within 60 days of March 20, 2019. The address of Ms. Krumeich is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

*	Indicates less than 1%.

**	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 20, 2019 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 18,189,208 shares of Common Stock outstanding as of March 20, 2019.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. In September 2013, our stockholders approved an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 125,000 shares, bringing the total shares reserved for issuance under the plan to 300,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, which was approved by stockholders on June 18, 2015. . In June 2017, our stockholders approved an amendment to the 2015 Plan to increase the maximum number of shares of our Common Stock available for issuance under the plan to 600,000 shares. In September 2018, our stockholders approved a second amendment to the 2015 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan, bringing the total shares available for issuance under the plan to 1,000,000 shares. The following table provides information, as of December 31, 2018 with respect to options outstanding under our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. All share numbers in this paragraph and in the following table have been adjusted for the one-for-ten reverse stock split effective October 7, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders(1)	1,022,095	$5.32	153,149

Equity compensation plans not approved by security holders	-	-	-
Total	1,022,095	$5.32	153,149

(1)	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Equity Incentive Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

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

We are party to a registration rights agreement with certain stockholders, including Altamont Pharmaceutical Holdings, LLC, ACT Capital Management, LLLP, and Knoll Capital Management, LP, each of which beneficially owns 5% or more of the shares of our outstanding common stock. The agreement provides that the stockholders have the right to require that we register its shares under the Securities Act of 1933 (the “Securities Act”) for sale to the public, subject to certain conditions. The stockholders also have piggyback registration rights, which means that, if not already registered, they have the right to include their shares in any registration that we effect under the Securities Act, subject to specified exceptions. We must pay all expenses incurred in connection with the exercise of these demand registration rights.

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2018 and December 31, 2017 by EisnerAmper LLP.

	2018	2017
Audit fees	$178,800	$194,975
Tax fees	9,890	9,660
Other fees	-	-

Total	$188,690	$204,635

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

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated May 10, 2006 by and among the Company, Corporate Technology Development, Inc., Enteron Pharmaceuticals, Inc. and CTD Acquisition, Inc. (incorporated by reference to Exhibit 2.1 included in our Registration Statement on Form SB-2 (File No. 333-133975) filed on May 10, 2006).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2012).

3.2	By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003).

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2016).

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on October 7, 2016).

3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 14, 2017).

3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on September 28, 2018).

4.1	Form of Warrant to Purchase Common Stock issued to each investor in the December 2014 registered public offering (incorporated by reference to Exhibit 4.12 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

4.2	Form of Warrant to Purchase Common Stock issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.13 included in our Registration Statement on Form S-1 (File No. 333-199761) filed on December 17, 2014).

4.3	Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on December 16, 2016).

4.4	Representative’s Warrant (incorporated by reference to Exhibit 4.15 included in our Registration Statement on Form S-1 (File No. 333-214038) filed on November 14, 2016).

4.5	Form of Warrant to be issued to Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on October 31, 2017).

4.6	Form of Warrant to be issued to each investor in the June 2018 registered public offering Form of Warrant to (incorporated by reference to Exhibit 4.8 included in our Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-225226) filed on June 20, 2018).

4.7	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.9 included in our Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-225226) filed on June 18, 2018).

10.1	License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

10.2	2005 Equity Incentive Plan, as amended on September 25, 2013 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 30, 2013). **

10.3	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).

10.4	Employment Agreement dated December 27, 2007, between Christopher J. Schaber, PhD and the Company (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). **

10.5	Exclusive License Agreement dated November 24, 1998, between Enteron Pharmaceuticals, Inc. and George B. McDonald, MD and amendments (incorporated by reference to Exhibit 10.42 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009).

10.6	Collaboration and Supply Agreement dated February 11, 2009, between the Company and Sigma-Tau Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.43 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009). †

10.7	First Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).**

10.8	Amendment to the Collaboration and Supply Agreement dated July 26, 2011, between Sigma-Tau Pharmaceuticals, Inc. and the Company (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 28, 2011).

10.9	Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and the Company (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

10.10	Amendment No. 2 to the Collaboration and Supply Agreement between the Company, Enteron and Sigma-Tau dated as of December 20, 2012 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 27, 2012). †

10.11	Amendment to Exclusive License Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on December 27, 2012).

10.12	Amendment to Consulting Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on December 27, 2012).

10.13	Contract HHSO100201300023C dated September 18, 2013 between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.14	Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.15	Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014). **

10.16	Asset Purchase Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 5, 2014). †

10.17	Registration Rights Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 5, 2014).

10.18	Contract HHSN272201400039C dated September 17, 2014 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 23, 2014). †

10.19	Lease Agreement dated November 21, 2014, between the Company and CPP II, LLC (incorporated by reference to Exhibit 10.42 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.20	2015 Equity Incentive Plan, as amended on September 27. 2018 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 28, 2018).

10.21	Form of Equity Purchase Agreement dated as of July 29, 2015 between the Company and Kodiak Capital Group, LLC, Kingsbrook Opportunities Master Fund LP and River North Equity, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 31, 2015).

10.22	Purchase Agreement dated as of March 22, 2016 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.31 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.23	Registration Rights Agreement dated as of March 22, 2016 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.32 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.24	Employment Agreement dated as of June 16, 2016 between the Company and Karen R. Krumeich (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 22, 2016).

10.25	Common Stock Purchase Agreement dated September 9, 2016 between the Company and SciClone Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 12, 2016).

10.26	At Market Issuance Sales Agreement dated August 11, 2017 between Soligenix, Inc. and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 included in our Quarter Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.27	Form of Public Offering Securities Purchase Agreement dated October 31, 2017 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on October 31, 2017).

10.28	Form of Private Placement Securities Purchase Agreement dated October 31, 2017 (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on October 31, 2017).

10.29	Form of Registration Rights Agreement dated October 31, 2017 (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on October 31, 2017).

10.30	First Amendment to Employment Agreement dated as of April 1, 2019 between the Company and Richard Straube, M.D. **

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 26, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive	March 26, 2019
Christopher J. Schaber, PhD	Officer and President (principal executive officer)

/s/ Keith L. Brownlie	Director	March 26, 2019
Keith L. Brownlie, CPA

/s/ Mark Pearson	Director	March 26, 2019
Mark Pearson

/s/ Gregg A. Lapointe	Director	March 26, 2019
Gregg A. Lapointe, CPA

/s/ Robert J. Rubin	Director	March 26, 2019
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 26, 2019
Jerome B. Zeldis, MD, PhD

/s/ Karen Krumeich	Chief Financial Officer,	March 26, 2019
Karen Krumeich	Senior Vice President, and Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,983,717	$7,809,487
Contracts and grants receivable	1,201,715	926,251
Prepaid expenses	157,278	263,254
Income tax receivable	-	416,810
Total current assets	10,342,710	9,415,802
Security deposit	22,734	22,734
Office furniture and equipment, net	19,634	37,163
Deferred issuance costs	59,761	-
Intangible assets, net	46,863	73,952
Total assets	$10,491,702	$9,549,651

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,126,215	$1,753,614
Accrued expenses	1,790,689	1,143,306
Accrued compensation	294,628	333,019
Total current liabilities	4,211,532	3,229,939
Commitments and contingencies
Shareholders’ equity:
Preferred stock: 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 and 25,000,000 shares authorized at December 31, 2018 and 2017, respectively; 17,682,839 and 8,730,640 shares issued and outstanding at December 31, 2018 and 2017, respectively	17,683	8,731
Additional paid-in capital	172,436,176	163,581,026
Accumulated other comprehensive loss	(3,669)	-
Accumulated deficit	(166,170,020)	(157,270,045)
Total shareholders’ equity	6,280,170	6,319,712
Total liabilities and shareholders’ equity	$10,491,702	$9,549,651

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2018	2017
Revenues:
Contract revenue	$3,965,496	$4,749,294
Grant revenue	1,275,952	683,178
Total revenues	5,241,448	5,432,472
Cost of revenues	(4,597,715)	(4,310,083)
Gross profit	643,733	1,122,389
Operating expenses:
Research and development	6,750,954	5,507,033
General and administrative	2,951,760	3,209,155
Total operating expenses	9,702,714	8,716,188
Loss from operations	(9,058,981)	(7,593,799)
Other income:
Interest income	159,006	29,906
Net loss before income taxes	(8,899,975)	(7,563,893)
Income tax benefit	-	416,810
Net loss	$(8,899,975)	$(7,147,083)
Basic and diluted net loss per share	$(0.68)	$(1.16)
Basic and diluted weighted average common shares outstanding	13,178,154	6,144,237

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2018 and 2017

	2018	2017

Net loss	$(8,899,975)	$(7,147,083)
Other comprehensive loss:
Foreign currency translation adjustments	(3,669)	-
Comprehensive loss	$(8,903,644)	$(7,147,083)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, December 31, 2016	5,470,032	$5,470	$157,514,740	$-	$(150,122,962)	$7,397,248
Issuance of common stock pursuant to Lincoln Park Equity Line	50,483	50	115,880	-	-	115,930
Issuance of common stock pursuant to FBR At-the-Market Sales Agreement	450,000	450	1,014,815	-	-	1,015,265
Costs associated with FBR At-the-Market Sales Agreement	-	-	(164,825)	-	-	(164,825)
Issuance of common stock from cashless exercise of warrants	200,125	200	(200)	-	-	-
Issuance of common stock in concurrent public and private offerings	2,557,500	2,558	5,112,443	-	-	5,115,001
Costs associated with concurrent public and private offerings	-	-	(507,536)	-	-	(507,536)
Issuance of common stock to vendors	2,500	3	5,922	-	-	5,925
Share-based compensation expense	-	-	489,787	-	-	489,787
Net loss	-	-	-	-	(7,147,083)	(7,147,083)
Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$-	$(157,270,045)	$6,319,712

Issuance of common stock pursuant to Lincoln Park Equity Line	20,161	20	38,380	-	-	38,400
Issuance of common stock in public offering	8,932,038	8,932	8,628,014	-	-	8,636,946
Costs associated with public offering	-	-	(192,130)	-	-	(192,130)
Share-based compensation expense	-	-	380,886	-	-	380,886
Foreign currency translation adjustment	-	-	-	(3,669)	-	(3,669)
Net loss	-	-	-	-	(8,899,975)	(8,899,975)
Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$(3,669)	$(166,170,020)	$6,280,170

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2018	2017
Operating activities:
Net loss	$(8,899,975)	$(7,147,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	44,060	68,563
Share-based compensation	380,886	489,787
Issuance of common stock for services	-	5,925
Loss on disposition of office furniture	1,483	-
Change in operating assets and liabilities:
Contracts and grants receivable	(275,464)	280,526
Prepaid expenses	105,976	(128,823)
Security deposit	-	(22,734)
Income tax receivable	416,810	(416,810)
Accounts payable and accrued expenses	1,019,984	382,711
Accrued compensation	(38,391)	(22,629)
Total adjustments	1,655,344	636,516
Net cash used in operating activities	(7,244,631)	(6,510,567)

Investing activities:
Purchases of office furniture and equipment	(1,925)	(26,348)
Proceeds from sale of office furniture	1,000	-
Net cash used in investing activities	(925)	(26,348)

Financing activities:
Proceeds from issuance of common stock and warrants pursuant to public and private offerings	8,636,946	5,115,001
Stock issuance costs associated with public and private offerings	(251,891)	(507,536)
Proceeds from issuance of common stock pursuant to FBR At-the-Market Sales Agreement	-	1,015,265
Costs associated with FBR At-the-Market Sales Agreement	-	(164,825)
Proceeds from issuance of common stock pursuant to the equity line	38,400	115,930
Net cash provided by financing activities	8,423,455	5,573,835
Effect of exchange rate on cash and cash equivalents	(3,669)	-
Net increase (decrease) in cash and cash equivalents	1,174,230	(963,080)
Cash and cash equivalents at beginning of year	7,809,487	8,772,567
Cash and cash equivalents at end of year	$8,983,717	$7,809,487

Supplemental information:
Cash paid for state income taxes	$2,580	$5,077

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

The Company’s Vaccines/BioDefense business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of the vaccine program is currently supported by the heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax® to protect against exposure to ricin toxin.

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from NIAID. The Company is currently developing RiVax® under a NIAID contract of up to $24.7 million over six years, and SGX301 and SGX942 under two separate NIH grants of approximately $1.5 million each over two years. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2018, the Company had an accumulated deficit of $166,170,020. During the year ended December 31, 2018, the Company incurred a net loss of $8,899,975 and used $7,244,631 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of December 31, 2018, the Company had cash and cash equivalents of $8,983,717 as compared to $7,809,487 as of December 31, 2017, representing an increase of $1,174,230 or 15%. As of December 31, 2018, the Company had working capital of $6,131,178, as compared to working capital of $6,185,863 for the prior year, representing a decrease of $54,685. The increase in cash and cash equivalents was primarily the result of the Company’s financing activities through its public offering of common stock. The decrease in working capital was primarily related to the expenditures incurred in the expansion of the pivotal Phase 3 trial of SGX942 in addition to the ongoing expenditures incurred in the pivotal Phase 3 clinical trial of SGX301.

Management’s business strategy can be outlined as follows:

●	Following positive interim analysis, complete enrollment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;
●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;
●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and
●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $14.6 million in active government contract and grant funding still available as of December 31, 2018, to support its associated research programs through 2019 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;
●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;
●	The Company has up to $8.5 million remaining from the FBR Sales Agreement as of March 20, 2019 under the prospectus supplement updated October 3, 2018; and
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the years ended December 31, 2018 or 2017.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred during the years ended December 31, 2018 and 2017.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2018 or 2017.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

During the year ended December 31, 2018, the Company issued 370,420 stock options at a weighted average exercise price of $1.14 per share. The fair value of options issued during the years ended December 31, 2018 and 2017 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility of 91% - 94% for 2018 and 90% - 93% for 2017;

●	forfeitures at a rate of 12%; and

●	risk-free interest rates ranging from 2.68% to 2.93% in 2018 and 1.60% to 2.02% in 2017.

The fair value of each option grant made during 2018 and 2017 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the US dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with ASC 830 Foreign Currency Matters, the UK subsidiary expresses its US dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net income. On a quarterly basis, the financial statements of the UK subsidiary are translated into US dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive income. In 2018, the Company recognized foreign currency transaction gains of $437 in its consolidated statement of operations and a foreign currency translation loss of $3,669 as CTA in its consolidated balance sheet.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2018 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2018 and 2017. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2018 and 2017.

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period.

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Common stock purchase warrants	6,303,643	2,577,238
Stock options	1,022,095	785,655
Total	7,325,738	3,362,893

The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2018 were $5.32 and $3.09 per share, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by requiring all leases with terms longer than 12 months be recognized by the lessee on its balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases, and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the new standard on January 1, 2019 using a modified retrospective approach. Upon the adoption of this standard, we recognized right-of-use assets and corresponding operating lease liabilities pertaining to our operating leases on our balance sheets. The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
December 31, 2018
Licenses	$462,234	$415,371	$46,863
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,308,556	$46,863
December 31, 2017
Licenses	$462,234	$388,282	$73,952
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,281,467	$73,952

Amortization expense was $27,089 and $52,676 in 2018 and 2017, respectively.

Based on the balance of licenses and patents at December 31, 2018, future annual amortization expense is expected to be as follows:

Year	Amortization Expense
2019	$27,164
2020	$19,699

License fees and royalty payments are expensed annually as incurred, as the Company does not attribute any future benefits of such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	As of December 31,
	2018	2017

Clinical trial expenses	$1,633,713	$1,011,666
Other	156,976	131,640
Total	$1,790,689	$1,143,306

Note 5. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Federal	$-	$-
Foreign	-	-
State	-	(416,810)
Income tax benefit	$-	$(416,810)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Net operating loss carry forwards	$22,996,000	$21,286,000
Orphan drug and research and development credit carry forwards	8,333,000	7,878,000
Equity based compensation	1,331,000	1,332,000
Intangibles	1,164,000	1,289,000
Total	33,824,000	31,785,000
Valuation allowance	(33,824,000)	(31,785,000)
Net deferred tax assets	$-	$-

The Company had gross NOLs at December 31, 2018 of approximately $104,131,000 for federal tax purposes, approximately $14,028,000 for state tax purposes and approximately $688,000 for foreign tax purposes. Portions of these NOLs will begin to expire in 2019. In addition, the Company has $8,333,000 of various tax credits which expire from 2019 to 2037. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2017, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $416,810 of income tax benefit, net of transaction costs. The Company has not yet sold its 2017 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Federal tax at statutory rate	(21.0)%	(34.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(12.5)	(11.6)
Foreign tax rate difference	0.2	-
Permanent differences	0.9	5.7
Orphan drug and research and development credits	1.1	(13.9)
Change in statutory rate	-	186.9
Expiration of tax attributes	8.4	-
Change in valuation allowance	22.9	(138.6)
Income tax benefit	-%	(5.5)%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018. Tax Reform did not have any impact to the tax provision due to the full valuation allowance on its deferred tax assets and the most significant impact on its consolidated financial statements was the reduction of approximately $14 million for the deferred tax assets related to net operating losses and other assets recorded in the 2017 financial statements. Such reduction is fully offset by changes to the Company’s valuation allowance.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2018:

●	On February 21, 2018, the Company issued 10,083 shares of common stock pursuant to the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”);
●	On April 6, 2018, the Company issued 10,078 shares of common stock under the equity line with Lincoln Park;
●	On July 2, 2018, the Company closed an underwritten public offering of 7,766,990 shares of its common stock and warrants to purchase 3,106,796 shares of common stock at a combined offering price of $1.03;
●	On July 9, 2018, the underwriter for the Company’s underwritten public offering exercised the over-allotment option to purchase 1,165,048 additional shares of common stock and warrants to purchase 466,019 shares of common stock at a combined offering price of $1.03.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2017:

●	On January 3, 2017, the Company issued 2,500 shares to a vendor for partial consideration for services performed. The fair value of the fully vested shares was $2.37 per share;
●	On May 4, 2017, warrants to purchase a total of 250,000 shares were exercised on a cashless basis and as a result 200,125 shares of common stock were issued;
●	On May 24, 2017, the Company issued 10,096 shares of common stock pursuant to the equity line with Lincoln Park;
●	In July 2017, the Company issued 40,387 shares of common stock pursuant to the equity line with Lincoln Park;
●	Between August 14 and October 25, 2017, the Company issued FBR 450,000 shares of common stock pursuant to the FBR Sales Agreement.
●	On November 3, 2017, the Company issued 1,575,500 shares of common stock at a purchase price of $2.00 per share in a registered direct offering and 982,000 shares of common stock at a purchase price of $2.00 per share in a concurrent private placement.

Lincoln Park Equity Line

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. The Regular Purchase may be increased up to 15,000 shares of common stock if the closing price of the common shares is not below $10.00, up to 20,000 shares of common stock if the closing price of the common shares is not below $15.00 and up to 25,000 shares of common stock if the closing price of the common shares is not below $20.00. The purchase price for the Regular Purchase shall be equal to the lesser of (i) the lowest sale price of the common shares during the purchase date, or (ii) the average of the three lowest closing sale prices of the common shares during the twelve business days prior to the purchase date. Each Regular Purchase shall not exceed $750,000. Furthermore, for each purchase by Lincoln Park, additional commitment shares in commensurate amounts up to a total of 50,000 shares will be issued based upon the relative proportion of the aggregate amount of $12.0 million. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (“Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. As of December 31, 2018, the Company had $10.1 million available under the equity facility. The common stock purchase agreement with Lincoln Park will expire on March 31, 2019, and any issuable amounts of common stock remaining at the expiration date will be forfeited.

During the year ended December 31, 2017, the Company sold 50,000 shares of common stock and issued 483 commitment shares and received proceeds of $115,930. The value of commitment shares on the date granted was $1,125, which was accounted for as a stock issuance cost.

During the year ended December 31, 2018, the Company sold 20,000 shares of common stock and issued 161 commitment shares and received proceeds of $38,400. The value of commitment shares on the date granted was $309, which was accounted for as a stock issuance cost.

FBR At Market Issuance Sales Agreement

On August 11, 2017, the Company entered into the FBR Sales Agreement to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program under which FBR acts as sales agent. Under the FBR Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The FBR Sales Agreement provides that FBR is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the FBR Sale Agreement. The Company has no obligation to sell any shares under the FBR Sales Agreement, and may suspend solicitation and offers under the FBR Sales Agreement at any time.

Sales of common stock made pursuant to the FBR Sales Agreement, if any, will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-217738) filed on May 5, 2017 with the SEC, the base prospectus filed as part of such registration statement, and any prospectus supplements. The shares sold pursuant to the FBR Sales Agreement have been and will be issued pursuant to General Instruction I.B.6 of Form S-3, which permits the Company to sell shelf securities in a public primary offering with a value not exceeding one-third of the average market value of the Company’s voting and non-voting common equity held by non-affiliates in any 12-month period as long as the aggregate market value of the Company’s outstanding voting and non-voting common equity held by non-affiliates is less than $75 million.

On August 11, 2017, the Company filed a prospectus supplement for the sale of up to $4.8 million of shares of common stock pursuant to the FBR Sales Agreement, and the Company sold an aggregate of approximately $1 million of shares thereunder. The offering costs incurred to register the shares pursuant to the prospectus supplement dated August 11, 2017 were $164,825. On October 3, 2018, the Company filed an updated prospectus supplement with the SEC and may offer and sell shares of the Company’s common stock pursuant to the FBR Sales Agreement having an aggregate offering price of up to $9.0 million, from time to time. The prospectus supplement filed on October 3, 2018, supersedes the prospectus supplement dated August 11, 2017, and no additional shares will be offered or sold pursuant to the prospectus supplement dated August 11, 2017. As of March 20, 2019, there was $8.5 million available for the sale of common stock under the FBR Sales Agreement.

Note 9. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”) was replaced by the 2015 Equity Incentive Plan (“2015 Plan”), which was approved in June 2015. No securities are available for future issuance under the 2005 Plan. As of December 31, 2018, approximately 153,000 shares are available for grants under the 2015 Plan, and are divided into four separate equity programs:

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

4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

Shares available for grant under the 2015 Plan were as follows:

Shares available for grant at January 1, 2018	13,969
Increase in shares available for grant	400,000
Options granted	(370,420)
Options forfeited	109,600
Shares available for grant at December 31, 2018	153,149

Activity under the 2005 Plan and the 2015 Plan for the years ended December 31, 2018 and 2017 was as follows:

	Options	Weighted Average Options Exercise Price

Balance outstanding at December 31, 2016	330,605	$17.07
Granted	476,100	2.24
Forfeited	(21,050)	51.62
Balance outstanding at December 31, 2017	785,655	$7.15
Granted	370,420	1.14
Forfeited	(133,980)	4.66
Balance outstanding at December 31, 2018	1,022,095	$5.32

As of December 31, 2018, there were 598,953 options exercisable with a weighted average exercise price of $8.02 and a weighted average remaining contractual term of 7.28 years. As of December 31, 2018, there were 1,022,095 options outstanding with a weighted average exercise price of $5.32 and remaining term of 8.20 years.

The Company awarded 370,420 and 476,100 shares of stock options during the years ended December 31, 2018 and 2017, respectively, which had a weighted average grant date fair value per share of $0.77 and $1.54, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2018 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.97-$17.20	8.60	942,314	519,172
$20.10-$39.80	4.50	53,293	53,293
$41.00-$62.00	1.61	26,488	26,488
Total	8.20	1,022,095	598,953

The Company’s share-based compensation expense for the years ended December 31, 2018 and 2017 was recognized as follows:

Share-based compensation	2018	2017
Research and development	$174,877	$213,944
General and administrative	206,009	275,843
Total	$380,886	$489,787

At December 31, 2018, the total compensation cost for stock options not yet recognized was approximately $421,000 and will be expensed over the next three years.

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

On April 1, 2018, warrants to purchase 10,000 shares of the Company’s common stock were issued to a third party consultant in Europe. The warrants are exercisable upon the achievement of specified performance milestones at a per share price of $1.95 for a five-year period from issuance. As of December 31, 2018, warrants to purchase 5,000 shares of common stock were exercisable and compensation expense was recognized.

On July 2, 2018, the Company closed an underwritten public offering of 7,766,990 shares of its common stock and exercisable warrants to purchase up to an aggregate of 3,106,796 shares of its common stock at a combined offering price of $1.03. In addition, at the closing the underwriters exercised the over-allotment option to purchase 1,165,048 additional shares of common stock and warrants to purchase up to 466,019 shares of common stock at a combined offering price of $1.03. The warrants have a per share exercise price of $2.25 and will expire 42 months from the date of issuance. On July 9, 2018, warrants to purchase 155,340 shares of the Company’s common stock were issued to representatives of the underwriters of the offering. The warrants are exercisable at a per share price of $1.13 and are exercisable twelve months from the effective date of the offering and will expire 42 months from the effective date of the offering.

Warrant activity for the years ended December 31, 2018 and 2017 was as follows:

	Warrants	Weighted Average Exercise Price
Balance at December 31, 2016	2,853,575	$4.13
Granted	51,151	2.50
Exercised	(250,000)	0.80
Expired	(77,488)	5.58
Balance at December 31, 2017	2,577,238	$4.38
Granted	3,738,155	2.20
Exercised	-	-
Expired	(11,750)	1.64
Balance at December 31, 2018	6,303,643	$3.09

The remaining life, by grant date, for outstanding warrants at December 31, 2018 was:

Grant Date	Exercise Price	Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
12/24/2014	$14.80	0.98	110,932	110,932
12/16/2016	$3.95	2.96	2,403,405	2,403,405
11/3/2017	$2.50	3.83	51,151	51,151
4/1/2018	$1.95	4.25	10,000	5,000
7/2/2018	$2.25	3.05	3,572,815	3,572,815
7/2/2018	$1.13	3.05	155,340	-
Total	$3.09	2.98	6,303,643	6,143,303

Note 10. Concentrations

At December 31, 2018 and 2017, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 11. Commitments and Contingencies

The Company has commitments of approximately $500,000 at December 31, 2018 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. In June 2018, the Company paid approximately $197,000 in milestone payments.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as the Company’s corporate headquarters. The rent for the first 12 months was approximately $11,367 per month, or approximately $22.00 per square foot. The rent increased to approximately $11,625 per month, or approximately $22.50 per square foot, for the 12 months beginning November 1, 2018 and will increase beginning November 1, 2019 to approximately $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the United States. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2018, no milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
2019	$100,000	$148,561	$248,561
2020	100,000	127,377	227,377
2021	100,000	4,984	104,984
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$500,000	$280,922	$780,922

Note 12. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended December 31,
	2018	2017
Revenues
Vaccines/BioDefense	$4,156,641	$4,749,294
BioTherapeutics	1,084,807	683,178
Total	$5,241,448	$5,432,472

Income (Loss) from Operations
Vaccines/BioDefense	$(237,640)	$232,166
BioTherapeutics	(5,439,294)	(4,181,811)
Corporate	(3,382,047)	(3,644,154)
Total	$(9,058,981)	$(7,593,799)

Amortization and Depreciation Expense
Vaccines/BioDefense	$17,951	$33,183
BioTherapeutics	21,018	30,614
Corporate	5,091	4,766
Total	$44,060	$68,563

Other Income, Net
Corporate	$159,006	$29,906

Share-Based Compensation
Vaccines/BioDefense	$57,307	$76,625
BioTherapeutics	117,570	137,319
Corporate	206,009	275,843
Total	$380,886	$489,787

	As of December 31,
	2018	2017

Identifiable Assets
Vaccines/BioDefense	$1,181,114	$906,416
BioTherapeutics	78,336	116,344
Corporate	9,232,252	8,526,891
Total	$10,491,702	$9,549,651

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Soligenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 26, 2019