Form 10-Q
period 2019-03-31
SOLIGENIX, INC.
filed 2019-05-14
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2019, 18,454,894 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	SNGX	The Nasdaq Capital Market
Common Stock Purchase Warrants	SNGXW	The Nasdaq Capital Market

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,200,271	$8,983,717
Contracts and grants receivable	1,105,357	1,201,715
Prepaid expenses	211,533	157,278
Income tax receivable	610,676	-
Total current assets	9,127,837	10,342,710
Security deposit	22,734	22,734
Office furniture and equipment, net	16,366	19,634
Deferred issuance costs	59,256	59,761
Intangible assets, net	40,072	46,863
Right-of-use assets	224,449	-
Other assets	30,690	-
Total assets	$9,521,404	$10,491,702

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,582,933	$2,126,215
Deferred revenue	104,963	-
Accrued expenses	2,296,580	1,790,689
Accrued compensation	30,268	294,628
Lease liabilities	132,763	-
Total current liabilities	4,147,507	4,211,532
Non-current liabilities:
Lease liabilities, net of current	92,331	-
Total liabilities	4,239,838	4,211,532
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 18,189,208 shares and 17,682,839 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	18,189	17,683
Additional paid-in capital	173,076,044	172,436,176
Accumulated other comprehensive loss	(3,020)	(3,669)
Accumulated deficit	(167,809,647)	(166,170,020)
Total shareholders’ equity	5,281,566	6,280,170
Total liabilities and shareholders’ equity	$9,521,404	$10,491,702

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31,

(Unaudited)

	2019	2018

Revenues:
Contract revenue	$639,558	$777,284
Grant revenue	505,230	342,489
Total revenues	1,144,788	1,119,773
Cost of revenues	(927,924)	(978,921)
Gross profit	216,864	140,852
Operating expenses:
Research and development	1,642,718	1,803,360
General and administrative	874,209	731,593
Total operating expenses	2,516,927	2,534,953
Loss from operations	(2,300,063)	(2,394,101)
Other income	49,760	16,895
Net loss before income taxes	(2,250,303)	(2,377,206)
Income tax benefit	610,676	-
Net loss applicable to common stockholders	$(1,639,627)	$(2,377,206)
Basic & diluted net loss per share	$(0.09)	$(0.27)
Basic & diluted weighted average common shares outstanding	18,078,951	8,734,897

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018

Net loss	$(1,639,627)	$(2,377,206)
Other comprehensive loss:
Foreign currency translation adjustments	649	-
Comprehensive loss	$(1,638,978)	$(2,377,206)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated
	Shares	Par Value	Capital	loss	Deficit	Total

Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$(3,669)	$(166,170,020)	$6,280,170
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	446,369	446	522,137	-	-	522,583
Issuance costs associated with FBR At Market Sales Issuance Agreement	-	-	(19,382)	-	-	(19,382)
Issuance of common stock to vendor	60,000	60	57,540	-	-	57,600
Share-based compensation expense	-	-	79,573	-	-	79,573
Foreign currency translation adjustment	-	-	-	649	-	649
Net loss	-	-	-	-	(1,639,627)	(1,639,627)
Balance, March 31, 2019	18,189,208	$18,189	$173,076,044	$(3,020)	$(167,809,647)	$5,281,566

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$(157,270,045)	$6,319,712
Issuance of common stock pursuant to Lincoln Park Equity Line	10,083	10	19,790	-	19,800
Share-based compensation expense	-	-	107,970	-	107,970
Net loss	-	-	-	(2,377,206)	(2,377,206)
Balance, March 31, 2018	8,740,723	$8,741	$163,708,786	$(159,647,251)	$4,070,276

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2019	2018
Operating activities:
Net loss	$(1,639,627)	$(2,377,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	11,920	11,214
Non-cash lease expenses	29,652	-
Share-based compensation	79,573	107,970
Issuance of common stock for services	57,600	-
Change in operating assets and liabilities:
Contracts and grants receivable	96,358	99,257
Prepaid expenses	(54,139)	104,065
Income tax receivable	(610,676)	416,810
Operating lease liability	(29,230)	-
Deferred revenue	104,963	-
Accounts payable and accrued expenses	(75,336)	463,509
Accrued compensation	(264,360)	(284,925)
Total adjustments	(653,676)	917,900
Net cash used in operating activities	(2,293,303)	(1,459,306)

Investing activities:
Purchases of office furniture and equipment	-	(1,924)
Net cash used in investing activities	-	(1,924)

Financing activities:
Proceeds from issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	522,583	-
Costs associated with FBR At Market Sales Issuance Agreement	(15,729)	-
Proceeds from issuance of common stock pursuant to the equity line	-	19,800
Financing lease principal repayments	(1,638)	-
Net cash provided by financing activities	505,216	19,800
Effect of foreign exchange rate on cash and cash equivalents	4,641	-
Net decrease in cash and cash equivalents	(1,783,446)	(1,441,430)

Cash and cash equivalents at beginning of period	8,983,717	7,809,487
Cash and cash equivalents at end of period	$7,200,271	$6,368,057

Supplemental information:
Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recognized on January 1, 2019	$255,962	$-
Accrued software development cost	30,690	-
Deferred issuance costs included in accounts payable	3,148	-
Deferred issuance costs reclassified to additional-paid-in capital	3,653	-

Cash paid for lease liabilities:
Operating lease	$34,875	$-
Financing lease	2,136	-

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the U.S. “FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2019, the Company had an accumulated deficit of $167,809,647. During the three months ended March 31, 2019, the Company incurred a net loss of $1,639,627 and used $2,293,303 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Management is evaluating all options to raise sufficient funds to fund the Company’s working capital requirements. These options include proceeds from government contract and grant programs, proceeds available from the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR Inc. (“FBR”) and raising additional funds through potential partnerships and /or debt and equity financings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be on terms satisfactory to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2019, the Company had cash and cash equivalents of $7,200,271 as compared to $8,983,717 as of December 31, 2018, representing a decrease of $1,783,446 or 20%. As of March 31, 2019, the Company had working capital of $4,980,330 as compared to working capital of $6,131,178 as of December 31, 2018, representing a decrease of $1,150,848 or 19%. The decrease in cash and working capital was primarily related to expenditures incurred in the expansion of the pivotal Phase 3 trial of SGX942 in addition to the ongoing expenditures incurred in the pivotal Phase 3 clinical trial of SGX301.

Management’s business strategy can be outlined as follows:

●	Following positive interim analysis, complete enrollment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s BioTherapeutics and Vaccines/BioDefense programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $13.3 million in active government contract and grant funding still available as of March 31, 2019, to support its associated research programs through 2019 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that it can consummate such transactions;

●	The Company has up to $8.3 million remaining from the FBR Sales Agreement as of May 8, 2019 under the prospectus supplement updated October 3, 2018; and

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the three months ended March 31, 2019 and 2018.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred for the three months ended March 31, 2019 and 2018.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2019 and 2018.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed. In June 2018, the FASB amended the accounting for share-based compensation issued to nonemployees in ASU 2018-07. Under the revised guidance, the scope of Topic 718 was expanded to include share-based payments issued to nonemployees, supersedes Subtopic 505-50 and generally aligns the accounting for awards issued to nonemployees to the accounting for employee awards. The Company adopted the new guidance effective January 1, 2019, and in accordance with the new guidance, stock compensation expense for equity-classified awards to nonemployees is measured on the date of grant and is recognized when the services are performed. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.

During the three months ended March 31, 2019, the Company issued 65,300 common stock options at a weighted average exercise price of $0.95 per share. The Company did not issue stock options for the three months ended March 31, 2018. The fair value of options issued during the three months ended March 31, 2019 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility of 92.93%

●	forfeitures at a rate of 12%; and

●	risk free interest rates ranging 2.48% - 2.50%

The fair value of each option grant made during 2019 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

On January 2, 2019, the Company issued 60,000 shares of common stock to a third-party vendor as partial consideration for services performed. In accordance with ASU 2018-07, the Company recognized a share-based compensation expense of $57,600 based on the market price of the Company’s common stock on the grant date.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net income. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive income. During the three months ended March 31, 2019, the Company did not incur any material foreign currency transaction or translation gain or loss. No foreign currency transaction or translation gain or loss was recorded in the three months ended March 31, 2018.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $610,676 from the sale of New Jersey NOL carryforward during the three months ended March 31, 2019. No income tax benefit was recognized for the three months ended March 31, 2018. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the periods ended March 31, 2019 or 2018. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2019 and December 31, 2018.

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

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive:

	For the Quarter Ended	For the Quarter Ended
	March 31, 2019	March 31, 2018
Common stock purchase warrants	6,303,643	2,577,238
Stock options	1,085,595	782,155
Total	7,389,238	3,359,393

The weighted average exercise price of the Company’s stock options and warrants outstanding at March 31, 2019 were $5.04 and $3.09 per share, respectively, and at March 31, 2018 were $7.16 and $4.38 per share, respectively.

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

Accounting for Leases

On January 1, 2019, the Company adopted ASC No. 2016-02, “Leases” (Topic 842) (the “Lease Standard”), a new FASB standard which requires all leases with terms longer than 12 months be recognized by the lessee on its balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases, and key information about leasing arrangements to be disclosed.

The Company adopted the Lease Standard under the alternative transition method permitted by ASU 2018-11. This transition method allowed the Company to initially apply the requirements of the Lease Standard at the adoption date, versus at the beginning of the earliest period presented. The Company elected the transition package of practical expedients, which permits not separating lease and non-lease components for all of its leases and the short-term lease recognition exemption for all of its leases that qualify; it did not elect the use of hindsight practical expedient.

As a result of the adoption of the Lease Standard, the Company classified a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copier machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use assets and lease liabilities accordingly. As of March 31, 2019, the Company’s consolidated balance sheet included a right-of-use asset of $205,842 for the office space and $18,607 for the copier machine. Lease liabilities in the Company’s consolidated balance sheet included corresponding lease liabilities of $206,264 and $18,830, respectively. During the three months ended March 31, 2019, the Company recognized lease expense of $35,297 for the operating lease, in addition to amortization expense of $1,861 and interest expense of $498 for the financing lease in the Company’s consolidated statement of operations.

The following represented a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements upon adoption:

	Operating Lease	Financing Lease
Contractual cash payments for the remaining lease term as of January 1, 2019:
2019	$140,016	$8,544
2020	118,830	8,544
2021	-	6,408
Total	$258,846	$23,496
Discount rate applied	10%	10%
Present value of contractual cash payments for the remaining lease term as of January 1, 2019	$235,494	$20,468
Remaining lease term (months) as of January 1, 2019	22	33

Right-of-use lease asset:
Right-of-use lease asset, January 1, 2019	$235,494	$20,468
Less: reduction/amortization	29,652	1,861
Right-of-use lease asset, March 31, 2019	$205,842	$18,607

Lease liability:
Lease liability, January 1, 2019	$235,494	$20,468
Less: principal repayments	29,230	1,638
Lease liability, March 31, 2019	$206,264	$18,830

Lease expenses for the three months ended on March 31, 2019:
Lease expense	$35,297	$-
Amortization expense	-	1,861
Interest expense	-	498
Total	$35,297	$2,359

Contractual cash payments for the remaining lease term as of March 31, 2019:
April through December 2019	$105,142	$6,408
2020	118,830	8,544
2021	-	6,408
Total	$223,972	$21,360

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
March 31, 2019
Licenses	$462,234	$422,162	$40,072
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,315,347	$40,072

December 31, 2018
Licenses	$462,234	$415,371	$46,863
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,308,556	$46,863

Amortization expense was $6,791 and $6,716 for the three months ended March 31, 2019 and 2018, respectively.

Based on the balance of licenses and patents at March 31, 2019, future annual amortization expense is expected to be as follows:

Amortization Expense
April 1 through December 31, 2019	$20,373
2020	$19,699

License fees and royalty payments are expensed as incurred, as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31, 2019	December 31, 2018

Clinical trial expenses	$2,100,855	$1,633,713
Other	195,725	156,976
Total	$2,296,580	$1,790,689

Note 5. Income Taxes

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, the Company sold our 2017 New Jersey NOL carryforwards in March 2019, resulting in the recognition of $610,676 of income tax benefit. As of March 31, 2019, receipt of the $610,676 from the sale of the New Jersey NOL carryforward was outstanding. Accordingly, the Company recorded this amount as a current income tax receivable, and subsequently received payment in April 2019. There can be no assurance as to the continuation or magnitude of this program in future years.

On July 1, 2018, the New Jersey governor signed into law a bill which included significant changes to the New Jersey taxation of corporations. Chiefly, this legislation imposes a 2.5% surtax on taxpayers with allocated net income over $1 million for 2018 and 2019, and a 1.5% surtax for taxpayers with allocated net income over $1 million for 2020 and 2021. In addition, the state is changing its filing requirements from separate entity reporting to combined reporting on a water’s edge basis. Further, there are changes to the state’s computation of its dividend received deduction and application of IRC section 163(j). The Company has considered these changes and does not believe this change in law will have a material impact on its tax provision going forward, due to the full valuation allowance and current year losses.

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the three months ended March 31, 2019, the Company issued the following shares of common stock:

●	On January 2, 2019, the Company issued 60,000 shares of common stock to a vendor as partial consideration for its service performed. The fair value of the shares was $0.96 per share.

●	On January 4, 2019, the Company issued 21,110 shares of common stock pursuant to the FBR Sales Agreement at an average price of $0.95 per share;

●	On January 7, 2019, the Company issued 3,890 shares of common stock pursuant to the FBR Sales Agreement at an average price of $0.95 per share;

●	On January 23, 2019, the Company issued 421,369 shares of common stock pursuant to the FBR Sales Agreement at an average price of $1.18 per share.

FBR At Market Issuance Sales Agreement

On August 11, 2017, the Company entered into the FBR Sales Agreement to sell shares of its common stock from time to time, through an “at-the-market” equity offering program under which FBR acts as sales agent. Under the FBR Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The FBR Sales Agreement provides that FBR is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the FBR Sale Agreement. The Company has no obligation to sell any shares under the FBR Sales Agreement, and may suspend solicitation and offers under the FBR Sales Agreement at any time.

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

On August 11, 2017, the Company filed a prospectus supplement for the sale of up to $4.8 million of shares of common stock pursuant to the FBR Sales Agreement, and sold an aggregate of approximately $1 million of shares thereunder. The offering costs incurred to register the shares pursuant to the prospectus supplement dated August 11, 2017 were $164,825. On October 3, 2018, the Company filed an updated prospectus supplement with the SEC and may offer and sell shares of the Company’s common stock pursuant to the FBR Sales Agreement having an aggregate offering price of up to $9.0 million, from time to time. The prospectus supplement filed on October 3, 2018, supersedes the prospectus supplement dated August 11, 2017, and no additional shares will be offered or sold pursuant to the prospectus supplement dated August 11, 2017. As of May 8, 2019, there was $8.3 million available for the sale of common stock under the FBR Sales Agreement.

Note 7. Related Party Transaction

In February 2019, Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owns 5% or more of the Company’s shares of common stock, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project, the Company will issue shares of common stock of the Company with a value of $60,000 to Altamont as reimbursement for the website development costs incurred by Altamont on behalf of the Company. As of March 31, 2019, the Company accrued $30,690 for the estimated cost of the website development completed to date. In accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Cost”, the Company has capitalized the website development costs, which are included in other assets in the accompanying consolidated balance sheet as of March 31, 2019, and will amortize the cost over the estimated useful life of the website upon completion of the project.

Note 8. Commitments and Contingencies

The Company has commitments of approximately $450,000 as of March 31, 2019 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as the Company’s corporate headquarters. The rent for the first 12 months was $11,367 per month, or approximately $22.00 per square foot. The rent increased to $11,625 per month, or approximately $22.50 per square foot, for the 12 months beginning November 1, 2018 and will increase beginning November 1, 2019 to $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2019, no milestone or royalty payments have been paid or accrued.

In February 2007, the Company’s Board of Directors authorized the issuance of 5,000 shares of common stock to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party. Dr. Schaber’s amended employment agreement includes the Company’s obligation to issue such shares if such event occurs.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2019	$50,000	$111,550	$161,550
2020	100,000	127,374	227,374
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$450,000	$245,332	$695,332

Note 9. Operating Segments

The Company maintains two active operating segments: BioTherapeutics and Vaccines/BioDefense. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2019	2018
Revenues
Vaccines/BioDefense	$680,353	$809,256
BioTherapeutics	464,435	310,517
Total	$1,144,788	$1,119,773

Income/(Loss) from Operations
Vaccines/BioDefense	$(9,011)	$(86,205)
BioTherapeutics	(1,335,557)	(1,521,348)
Corporate	(955,495)	(786,548)
Total	$(2,300,063)	$(2,394,101)

Amortization and Depreciation Expense
Vaccines/BioDefense	$4,402	$4,480
BioTherapeutics	4,677	5,384
Corporate	2,841	1,350
Total	$11,920	$11,214

Interest Income, Net
Corporate	$44,751	$16,895

Share-Based Compensation
Vaccines/BioDefense	$5,196	$15,668
BioTherapeutics	20,908	28,318
Corporate	53,469	63,984
Total	$79,573	$107,970

	As of March 31, 2019	As of December 31, 2018

Identifiable Assets
Vaccines/BioDefense	$906,223	$1,181,114
BioTherapeutics	247,898	78,336
Corporate	8,367,283	9,232,252
Total	$9,521,404	$10,491,702

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2018. This report contains forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” “plans” and other similar expressions, however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks, uncertainties and other factors, which may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances or developments occurring subsequent to the filing of this Form 10-Q with the U.S. Securities and Exchange Commission or for any other reason and you should not place undue reliance on these forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the U.S. Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. We provide addresses to internet sites solely for the information to investors. W do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial enrolled first patient in December 2015, with positive interim analysis received in October 2018, and final results expected in the first quarter of 2020

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrolled first patient in December 2017, with interim analysis enrollment completed in the first half of 2019 and the interim analysis anticipated in the third quarter of 2019; final results expected in the first half of 2020

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccine for ricin	Pre-clinical

BioDefense Products**

Soligenix Product Candidate	Indication	Stage of Development
RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 2 trial planned for the second half of 2019

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

**	Contingent upon continued government contract/grant funding or other funding source.

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

In August 2018, the U.S. Patent Office granted us a patent titled “Systems and Methods for Producing Synthetic Hypericin” for the unique proprietary process manufacturing the highly purified form of synthetic hypericin, the active pharmaceutical ingredient in SGX301.

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aims to evaluate the response to SGX301 as a skin directed therapy to treat early stage CTCL. We are actively enrolling patients with approximately 35 CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol is a highly powered, double-blind, randomized, placebo-controlled, multicenter trial and seeks to enroll approximately 160 evaluable subjects. The trial consists of three treatment cycles, each of eight weeks duration. Treatments are administered twice weekly for the first six weeks and treatment response is determined at the end of the eighth week. In the first treatment cycle, approximately 107 subjects receive SGX301 and 53 receive placebo treatment of their index lesions. In the second cycle, all subjects receive SGX301 treatment of their index lesions, and in the third cycle all subjects receive SGX301 treatment of all of their lesions. The majority of subjects enrolled to date have elected to continue into the third optional, open-label cycle of the study. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders. Subjects are followed for an additional six months after their last evaluation visit. The primary efficacy endpoint is assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures assess treatment response including duration, degree of improvement, time to relapse and safety.

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

During July 2017, we initiated our pivotal Phase 3 study with a controlled roll-out of U.S. study sites, followed by the addition of European centers in 2018. We anticipate that approximately 50 U.S. and European oncology centers will be participating in this pivotal Phase 3 study, and that an interim analysis report from an independent data monitoring committee will become available in September 2019.

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

On April 9, 2019, the U.S. Patent Office issued a new patent No. 10,253,068 titled “Novel Peptides for Treating and Preventing Immune-Related Disorders, Including Treating and Preventing Infection by Modulating Innate Immunity” for our dusquetide related analogs.

In April, 2019, the Paediatric Committee of the EMA approved our Paediatric Investigation Plan (“PIP”) for SGX942, a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The EMA also agreed that we may defer conducting the PIP until successful completion of our ongoing pivotal Phase 3 clinical trial of SGX942, which allows us to file the adult indication MAA prior to completion of the PIP.

During the month of April 2019, we reached a significant milestone by enrolling sufficient patients to support the planned interim efficacy analysis by the independent Data Monitoring Committee (DMC).

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

During September 2017, we announced that we would be participating in a NIAID Research Project (R01) grant awarded to UH Manoa for the development of a trivalent thermostabilized Ebola vaccine, with our awarded funding of approximately $700,000 over five years. Previous collaborations demonstrated the feasibility of developing a heat stable subunit Ebola vaccine. Under the terms of the subaward, we will continue to support vaccine formulation development with our proprietary vaccine thermostabilization technology, ThermoVax®. Ultimately, the objective is to produce a thermostable trivalent filovirus vaccine for protection against Ebola and related diseases, allowing worldwide distribution without the need for cold storage.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years in excess of $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($2.7 million in 2017).

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigation Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda in the Arabian Peninsula has threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. In April 2013, letters addressed to the U.S. President, a Senator and a judge tested positive for ricin. As recently as October 2018, an envelope addressed to President Trump was suspected to contain this potent and potentially lethal toxin, which was subsequently confirmed to contain pieces of castor beans used to make ricin.

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

In June 2018, the FASB amended the accounting for share-based compensation issued to nonemployees in ASU 2018-07. Under the revised guidance, the scope of Topic 718 was expanded to include share-based payments issued to nonemployees, supersedes Subtopic 505-50 and generally aligns the accounting for awards issued to nonemployees to the accounting for employee awards. The Company adopted the new guidance effective January 1, 2019, and in accordance with the new guidance, stock compensation expense for equity-classified awards to nonemployees is measured on the date of grant and is recognized when the services are performed.

The fair value of each option grant made during the three months ended March 31, 2019 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period. The fair value of restricted shares of common stock issued to a third-party vendor during the three months ended March 31, 2019 was measured at the market price of the Company’s common stock on the date of grant. Stock compensation expense was recognized on the date of grant since the service had been rendered and all other conditions necessary for the award had been satisfied. The Company did not issue stock options during the three months ended March 31, 2018.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. We recognized an income tax benefit of $610,676 from the sale of the New Jersey NOL carryforward during the three months ended March 31, 2019. No income tax benefit was recognized for the three months ended March 31, 2018. We recognize accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for March 31, 2019 or 2018. Additionally, we have not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2019 and December 31, 2018.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

For the three months ended March 31, 2019, we had a net loss of $1,639,627 as compared to a net loss of $2,377,206 for the same period in the prior year, representing a decrease in the net loss of $737,579 or 31%. This decrease in net loss was primarily the result of the $610,676 recognized as an income tax benefit from the sale of New Jersey 2017 NOL carryforwards.

Our revenues and associated costs incurred related to the government contracts and grants awarded in support of our pivotal Phase 3 trial of SGX301 in the treatment of cutaneous T-cell lymphoma and the pivotal Phase 3 trial of SGX in the treatment of oral mucositis in head and neck cancer, in addition to the development of ThermoVax and RiVax® programs. For the three months ended March 31, 2019, we had revenues of $1,144,788 as compared to $1,119,773 for the same period in the prior year, representing an increase of $25,015 or 2%. We also incurred costs related to those revenues for the three months ended March 31, 2019 and 2018 of $927,924 and $978,921, respectively, representing a decrease of $50,997 or 5%. As a result, our gross profit for the three months ended March 31, 2019 was $216,864 or 19% of revenues, as compared to $140,852 or 13% of revenues for the same period in 2018, representing an increase of $76,012 or 6%. The increase in gross profit was primarily the result of a higher share of reimbursable costs which were available for contracted fixed overhead reimbursement during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, resulting in an increase in gross profit percentage of 6%.

Research and development expenses were $1,642,718 for the three months ended March 31, 2019 as compared to $1,803,360 for the same period in 2018, representing a decrease of $160,642 or 9%. The decrease in research and development spending for the three months ended March 31, 2019 was primarily attributable to higher clinical trial site fees incurred during the period ended March 31, 2018 compared to the same period in 2019.

General and administrative expenses were $874,209 for the three months ended March 31, 2019, as compared to $731,593 for the same period in 2018, representing an increase of $142,616 or 19%. The increase was primarily attributable to higher professional fees incurred during the period ended March 31, 2019.

Interest income for the three months ended March 31, 2019 was $44,751 as compared to $16,895 for the same period in 2018, representing an increase of $27,856 or 165%. The increase is due to higher interest and dividend rates on our cash and cash equivalents investments for the three months ended March 31, 2019 as compared to the same period in 2018.

Financial Condition

Cash and Working Capital

As of March 31, 2019, we had cash and cash equivalents of $7,200,271 as compared to $8,983,717 as of December 31, 2018, representing a decrease of $1,783,446 or 20%. As of March 31, 2019, we had working capital of $4,980,330 as compared to working capital of $6,131,178 as of December 31, 2018, representing a decrease of $1,150,848 or 19% in working capital. The decrease in cash and working capital was primarily related to expenditures to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

We expect to continue to incur losses for the foreseeable future and will need to raise additional capital to support ongoing operations. Management is evaluating all options to raise sufficient funds to fund our working capital requirements. These options include proceeds from government contract and grant programs, proceeds available from the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR Inc. and raising additional funds through potential partnerships and /or debt and equity financings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be on terms satisfactory to us.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $13.3 million in active government contract funding still available as of March 31, 2019 to support our associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have up to $8.3 million remaining from the FBR Sales Agreement as of May 8, 2019 under the prospectus supplement updated October 3, 2018; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $11.3 million before any contract or grant reimbursements, of which $7.0 million relates to the BioTherapeutics business and $4.3 million relates to the Vaccines/BioDefense business. We anticipate contract reimbursements in the next 12 months of approximately $5.5 million to offset research and development expenses in both the BioTherapeutics and the Vaccines/BioDefense business segments.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2019	2018
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$33,938	$120,824
Dusquetide (SGX94)	1,119,805	1,040,511
SGX301	404,981	579,422
Other	83,994	62,603
Total	$1,642,718	$1,803,360

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	620,716	769,676
SGX942	165,399	118,254
SGX301	141,809	90,991
Total	$927,924	$978,921
Grand Total	$2,570,642	$2,782,281

Contractual Obligations

We have commitments of approximately $450,000 as of March 31, 2019 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as our corporate headquarters. The rent for the first 12 months was $11,367 per month, or approximately $22.00 per square foot. The rent increased to $11,625 per month, or approximately $22.50 per square foot, for the next 12 months beginning November 1, 2018 and will increase beginning November 1, 2019 to $11,883 per month, or approximately $23.00 per square foot for the remainder of the lease.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of March 31, 2019, no milestone payments have been made or accrued.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2019	$50,000	$111,550	$161,550
2020	100,000	127,374	227,374
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$450,000	$245,332	$695,332

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities, in addition to the foreign exchange rate fluctuations related to our foreign currency transactions. We do not have any derivative financial instruments. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

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

PART II – OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

On January 2, 2019, the Company issued 60,000 shares of common stock to a vendor for partial consideration for services performed. The per share issuance price of the Company’s common stock was $0.96.

The Company believes the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The recipient of the securities in the transaction represented its intention to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificate issued in the transaction. The recipient either has enough knowledge and experience in finance and business matters to be able to evaluate the risks and merits of the investment or is able to bear the investment’s economic risk. The recipient either received or had adequate access, through its business or other relationship with the Company, to information about the Company.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

May 14, 2019	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2019	by	/s/ Karen Krumeich
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