Form 10-Q
period 2019-06-30
SOLIGENIX, INC.
filed 2019-08-13
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2019, 20,300,485 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	SNGX	The Nasdaq Capital Market
Common Stock Purchase Warrants	SNGXW	The Nasdaq Capital Market

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,986,289	$8,983,717
Contracts and grants receivable	1,675,545	1,201,715
Prepaid expenses	149,749	157,278
Total current assets	8,811,583	10,342,710
Security deposit	22,734	22,734
Office furniture and equipment, net	12,290	19,634
Deferred issuance costs	74,375	59,761
Intangible assets, net	33,281	46,863
Right-of-use assets	192,200	-
Other assets	46,500	-
Total assets	$9,192,963	$10,491,702

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,451,632	$2,126,215
Deferred revenue	69,976	-
Accrued expenses	2,791,511	1,790,689
Accrued compensation	50,162	294,628
Lease liabilities – current	136,890	-
Total current liabilities	5,500,171	4,211,532
Non-current liabilities:
Lease liabilities, net of current	56,558	-
Total liabilities	5,556,729	4,211,532

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 18,741,210 shares and 17,682,839 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	18,741	17,683
Additional paid-in capital	173,557,669	172,436,176
Accumulated other comprehensive loss	(7,008)	(3,669)
Accumulated deficit	(169,933,168)	(166,170,020)
Total shareholders’ equity	3,636,234	6,280,170
Total liabilities and shareholders’ equity	$9,192,963	$10,491,702

The accompanying notes are an integral part of these consolidated financial statements.

 Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Contract revenue	$1,060,877	$1,367,574	$1,700,435	$2,144,858
Grant revenue	484,087	357,971	989,317	700,460
Total revenues	1,544,964	1,725,545	2,689,752	2,845,318
Cost of revenues	(1,086,814)	(1,493,676)	(2,014,738)	(2,472,597)
Gross profit	458,150	231,869	675,014	372,721
Operating expenses:
Research and development	1,853,950	1,170,333	3,496,668	2,973,693
General and administrative	769,091	650,826	1,643,300	1,382,419
Total operating expenses	2,623,041	1,821,159	5,139,968	4,356,112
Loss from operations	(2,164,891)	(1,589,290)	(4,464,954)	(3,983,391)
Other income, net	41,370	32,948	91,130	49,843
Net loss before income taxes	(2,123,521)	(1,556,342)	(4,373,824)	(3,933,548)
Income tax benefit	-	-	610,676	-
Net loss applicable to common stockholders	$(2,123,521)	$(1,556,342)	$(3,763,148)	$(3,933,548)
Basic & diluted net loss per share	$(0.12)	$(0.18)	$(0.21)	$(0.45)
Basic & diluted weighted average common shares outstanding	18,436,894	8,742,569	18,258,932	8,738,728

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(2,123,521)	$(1,556,342)	$(3,763,148)	$(3,933,548)
Other comprehensive loss:
Foreign currency translation adjustments	(3,988)	-	(3,339)	-
Comprehensive loss	$(2,127,509)	$(1,556,342)	$(3,766,487)	$(3,933,548)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$(3,669)	$(166,170,020)	$6,280,170
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	861,352	861	841,383	-	-	842,244
Issuance costs associated with FBR At Market Sales Issuance Agreement	-	-	(33,215)	-	-	(33,215)
Issuance of common stock to vendors	197,019	197	160,860	-	-	161,057
Share-based compensation expense	-	-	152,465	-	-	152,465
Foreign currency translation adjustment	-	-	-	(3,339)	-	(3,339)
Net loss	-	-	-	-	(3,763,148)	(3,763,148)
Balance, June 30, 2019	18,741,210	$18,741	$173,557,669	$(7,008)	$(169,933,168)	$3,636,234

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$(157,270,045)	$6,319,712
Issuance of common stock pursuant to Lincoln Park Equity Line	20,161	20	38,380	-	38,400
Share-based compensation expense	-	-	198,395	-	198,395
Net loss	-	-	-	(3,933,548)	(3,933,548)
Balance, June 30, 2018	8,750,801	$8,751	$163,817,801	$(161,203,593)	$2,622,959

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, March 31, 2019	18,189,208	$18,189	$173,076,044	$(3,020)	$(167,809,647)	$5,281,566
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	414,983	415	319,245	-	-	319,660
Issuance costs associated with FBR At Market Sales Issuance Agreement	-	-	(13,832)	-	-	(13,832)
Issuance of common stock to vendor	137,019	137	103,320	-	-	103,457
Share-based compensation expense	-	-	72,892	-	-	72,892
Foreign currency translation adjustment	-	-	-	(3,988)	-	(3,988)
Net loss	-	-	-	-	(2,123,521)	(2,123,521)
Balance, June 30, 2019	18,741,210	$18,741	$173,557,669	$(7,008)	$(169,933,168)	$3,636,234

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance, March 31, 2018	8,740,723	$8,741	$163,708,786	$(159,647,251)	$4,070,276
Issuance of common stock pursuant to Lincoln Park Equity Line	10,078	10	18,590	-	18,600
Share-based compensation expense	-	-	90,425	-	90,425
Net loss	-	-	-	(1,556,342)	(1,556,342)
Balance, June 30, 2018	8,750,801	$8,751	$163,817,801	$(161,203,593)	$2,622,959

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2019	2018
Operating activities:
Net loss	$(3,763,148)	$(3,933,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	22,992	22,384
Non-cash lease expenses	60,041	-
Share-based compensation	152,465	198,395
Issuance of common stock for services	114,557	-
Realized gain on sale of office furniture	(3,843)	-
Change in operating assets and liabilities:
Contracts and grants receivable	(473,830)	(604,484)
Prepaid expenses	7,504	140,356
Income tax receivable	-	416,810
Operating lease liability	(59,197)	-
Deferred revenue	69,976	56,692
Accounts payable and accrued expenses	1,308,577	379,206
Accrued compensation	(244,466)	(276,903)
Total adjustments	954,776	332,456
Net cash used in operating activities	(2,808,372)	(3,601,092)

Investing activities:
Purchases of office furniture and equipment	-	(1,924)
Proceeds from the sale of office furniture	5,500	-
Net cash provided by (used in) investing activities	5,500	(1,924)

Financing activities:
Proceeds from issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	842,244	-
Costs associated with FBR At Market Sales Issuance Agreement	(29,291)	-
Proceeds from issuance of common stock pursuant to the equity line	-	38,400
Financing lease principal repayments	(3,317)	-
Net cash provided by financing activities	809,636	38,400
Effect of foreign exchange rate on cash and cash equivalents	(4,192)	-
Net decrease in cash and cash equivalents	(1,997,428)	(3,564,616)

Cash and cash equivalents at beginning of period	8,983,717	7,809,487
Cash and cash equivalents at end of period	$6,986,289	$4,244,871

Supplemental information:
Cash paid for state income tax	$5,000	$-
Cash paid for lease liabilities:
Operating lease	$69,750	$-
Financing lease	4,272	-

Non-cash activities:
Right-of-use assets and lease liabilities recognized on January 1, 2019	$255,962	$-
Deferred issuance cost included in accounts payable	18,537	140,246
Deferred issuance cost reclassified to additional-paid-in capital	7,679	-
Issuance of restricted common stock to vendor for website re-development	46,500	-

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. The Company maintains two active business segments: Specialized BioTherapeutics (formerly “BioTherapeutics”) and Public Health Solutions (formerly “Vaccines/BioDefense”).

The Company’s Specialized BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible fluorescent light for the treatment of cutaneous T-cell lymphoma (“CTCL”), its first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

The Company’s Public Health Solutions business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of the vaccine program is currently supported by the heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Company will attempt to advance the development of RiVax® to protect against exposure to ricin toxin.

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration (the “FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2019, the Company had an accumulated deficit of $169,933,168. During the six months ended June 30, 2019, the Company incurred a net loss of $3,763,148 and used $2,808,372 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Management is evaluating all options to raise sufficient funds to fund the Company’s working capital requirements. These options include proceeds from government contract and grant programs, proceeds available from the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR Inc. (“FBR”) and raising additional funds through potential partnerships and /or debt and equity financings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be on terms satisfactory to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2019, the Company had cash and cash equivalents of $6,986,289 as compared to $8,983,717 as of December 31, 2018, representing a decrease of $1,997,428 or 22%. As of June 30, 2019, the Company had working capital of $3,311,412 as compared to working capital of $6,131,178 as of December 31, 2018, representing a decrease of $2,819,766 or 46%. The decrease in cash and working capital was primarily related to expenditures incurred in the expansion of the pivotal Phase 3 trial of SGX942 in addition to the ongoing expenditures incurred in the pivotal Phase 3 clinical trial of SGX301.

Management’s business strategy can be outlined as follows:

●	Following positive interim analysis, complete enrollment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $12.4 million in active government contract and grant funding still available as of June 30, 2019, to support its associated research programs through 2019 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that it can consummate such transactions;

●	The Company has up to $6.6 million remaining from the FBR Sales Agreement as of August 8, 2019 under the prospectus supplement updated October 3, 2018; and

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. The Company divides its operations into two operating segments: Specialized BioTherapeutics and Public Health Solutions.

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

The Company did not capitalize any patent related costs during the six months ended June 30, 2019 and 2018.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred for the six months ended June 30, 2019 and 2018.

Website Development Costs

In February 2019, the Company engaged a third party vendor to re-develop its website. Upon completion of the project in June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs”, which was reported in other assets in the consolidated balance sheet as of June 30, 2019. Beginning in the quarter ending September 30, 2019, the Company will amortize the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment.

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

The Company did not record any impairment of long-lived assets for the six months ended June 30, 2019 and 2018.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

During the six months ended June 30, 2019 and 2018, the Company issued 74,300 common stock options at a weighted average exercise price of $0.93 per share, and 600 common stock options at a weighted average exercise price of $1.59 per share, respectively. The fair value of options issued during the six months ended June 30, 2019 and 2018 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility ranging from 90.87% - 92.93% for 2019 and from 91.17%-91.18% for 2018;

●	forfeitures at a rate of 12%; and

●	risk free interest rates ranging from 1.84% - 2.50% for 2019 and from 2.68%-2.85% for 2018.

The fair value of each option grant made during 2019 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

For the six months ended June 30, 2019, the Company issued 197,019 shares of common stock to third-party vendors as partial consideration for services performed. In accordance with ASU 2018-07, the Company recognized $107,447 of share-based compensation expenses, capitalized $46,500 of website development costs, and recorded $7,110 of prepaid vendor service expenses based on the market prices of the Company’s common stock on the issue dates. The Company did not issue shares of common stock to third party vendors during the six months ended June 30, 2018.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the six months ended June 30, 2019, the Company did not incur any material foreign currency transaction or translation gain or loss. No foreign currency transaction or translation gain or loss was recorded in the six months ended June 30, 2018.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $610,676 from the sale of New Jersey NOL carryforward during the six months ended June 30, 2019. No income tax benefit was recognized for the six months ended June 30, 2018. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the periods ended June 30, 2019 or 2018. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2019 and December 31, 2018.

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

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock purchase warrants	6,303,643	2,575,988	6,303,643	2,575,988
Stock options	1,093,032	761,855	1,093,032	761,855
Total	7,396,675	3,337,843	7,396,675	3,337,843

The weighted average exercise price of the Company’s stock options and warrants outstanding at June 30, 2019 were $4.97 and $3.09 per share, respectively, and at June 30, 2018 were $7.25 and $4.38 per share, respectively.

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

As a result of the adoption of the Lease Standard, the Company classified a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copier machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use assets and lease liabilities accordingly. As of June 30, 2019, the Company’s consolidated balance sheet included a right-of-use asset of $175,453 for the office space and $16,747 for the copier machine. Lease liabilities in the Company’s consolidated balance sheet included corresponding lease liabilities of $176,297 and $17,151, respectively. During the six months ended June 30, 2019, the Company recognized lease expense of $70,594 for the operating lease, in addition to amortization expense of $3,721 and interest expense of $955 for the financing lease in the Company’s consolidated statement of operations.

The following represented a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements upon adoption:

	Operating Lease	Financing Lease
Contractual cash payments for the remaining lease term as of January 1, 2019:
2019	$140,016	$8,544
2020	118,830	8,544
2021	-	6,408
Total	$258,846	$23,496
Discount rate applied	10%	10%
Present value of contractual cash payments for the remaining lease term as of January 1, 2019	$235,494	$20,468

Right-of-use lease asset:
Right-of-use lease asset, January 1, 2019	$235,494	$20,468
Less: reduction/amortization	60,041	3,721
Right-of-use lease asset, June 30, 2019	$175,453	$16,747

Lease liability:
Lease liability, January 1, 2019	$235,494	$20,468
Less: principal repayments	59,197	3,317
Lease liability, June 30, 2019	$176,297	$17,151

Lease expenses for the six months ended on June 30, 2019:
Lease expense	$70,594	$-
Amortization expense	-	3,721
Interest expense	-	955
Total	$70,594	$4,676

Contractual cash payments for the remaining lease term as of June 30, 2019:
July through December 2019	$70,266	$4,272
2020	118,830	8,544
2021	-	6,408
Total	$189,096	$19,224
Remaining lease term (months) as of June 30, 2019	16	27

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
June 30, 2019
Licenses	$462,234	$428,953	$33,281
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,322,138	$33,281

December 31, 2018
Licenses	$462,234	$415,371	$46,863
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,308,556	$46,863

Amortization expense was $6,791 and $6,791 for the three months ended June 30, 2019 and 2018, respectively, and $13,582 and $13,507 for the six months ended June 30, 2019 and 2018, respectively.

Based on the balance of licenses and patents at June 30, 2019, future annual amortization expense is expected to be as follows:

Amortization Expense
July 1 through December 31, 2019	$13,582
2020	$19,699

License fees and royalty payments are expensed as incurred, as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30, 2019	December 31, 2018

Clinical trial expenses	$2,655,845	$1,633,713
Other	135,666	156,976
Total	$2,791,511	$1,790,689

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, the Company sold our 2017 New Jersey NOL carryforwards in March 2019, resulting in the recognition of $610,676 of income tax benefit, for which the Company subsequently received payment in April 2019. There can be no assurance as to the continuation or magnitude of this program in future years. Other than this tax benefit, there was no additional tax provision for the periods ended June 30, 2019 or 2018 due to losses incurred and the recognition of a full valuation allowance recorded against net deferred tax assets.

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

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the six months ended June 30, 2019, the Company issued the following shares of common stock:

●	On January 2, 2019, the Company issued 60,000 shares of common stock to a vendor as partial consideration for its service performed. The fair value of the shares was $0.96 per share.

●	From January 4 to January 23, 2019, the Company issued 446,369 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.17 per share.

●	On April 29, 2019, the Company issued 8,681 shares of common stock to a vendor as consideration for its service performed. The fair value of the shares was $0.73 per share.

●	On May 15, 2019, the Company issued 50,000 shares of common stock to a vendor as partial consideration for its service performed. The fair value of the shares was $0.83 per share.

●	On June 28, 2019, the Company issued 78,338 shares of common stock to Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owns 5% or more of the Company’s shares of common stock, as reimbursement for its cost incurred related to the re-development of the Company’s website and partial consideration for its service performed. The fair value of the shares was $0.71 per share.

●	During the quarter ended June 30, 2019, the Company issued 414,983 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $0.77 per share.

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

On August 11, 2017, the Company filed a prospectus supplement for the sale of up to $4.8 million of shares of common stock pursuant to the FBR Sales Agreement, and sold an aggregate of approximately $1 million of shares thereunder. The offering costs incurred to register the shares pursuant to the prospectus supplement dated August 11, 2017 were $164,825. On October 3, 2018, the Company filed an updated prospectus supplement with the SEC and may offer and sell shares of the Company’s common stock pursuant to the FBR Sales Agreement having an aggregate offering price of up to $9.0 million, from time to time. The prospectus supplement filed on October 3, 2018, supersedes the prospectus supplement dated August 11, 2017, and no additional shares will be offered or sold pursuant to the prospectus supplement dated August 11, 2017. As of August 8, 2019, there was $6.6 million available for the sale of common stock under the FBR Sales Agreement.

Subsequent to June 30, 2019, the Company sold 1,525,594 shares of common stock pursuant to the FBR Sales Agreement for gross proceeds of $1,567,709.

Note 7. Related Party Transaction

In February 2019, Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owns 5% or more of the Company’s shares of common stock, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company issued 78,338 shares of common stock of the Company, including 65,493 shares with a fair value of $46,500 to Altamont as reimbursement for the website development costs incurred by Altamont on behalf of the Company. In accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Cost”, the Company has capitalized the website development costs of $46,500, which are included in other assets in the accompanying consolidated balance sheet as of June 30, 2019, and will amortize the cost over the estimated useful life of the website beginning in the quarter ending September 30, 2019. The balance of 12,845 shares with a fair value of $9,120 was issued to Altamont as consideration for its contractual investor relation and web hosting services, $2,010 of which was expensed during the six months ended June 30, 2019.

Note 8. Commitments and Contingencies

The Company has commitments of approximately $450,000 as of June 30, 2019 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2019, no milestone or royalty payments have been paid or accrued.

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

In May 2019, the Company entered into a four-month service agreement with a third party vendor, which requires the Company to issue at pre-determined intervals an aggregate 100,000 restricted shares of common stock as partial compensation for the services provided. In accordance with the agreement, the Company issued 50,000 shares of common stock with a fair value of $0.83 per share on May 15, 2019 and 25,000 shares of common stock with a fair value of $0.98 on July 15, 2019. The Company will issue the remaining 25,000 shares of common stock on August 15, 2019. The service agreement may be terminated at any time upon written notice.

As a result of the above agreements as of June 30, 2019, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2019	$50,000	$74,538	$124,538
2020	100,000	127,374	227,374
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$450,000	$208,320	$658,320

Note 9. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended June 30,
	2019	2018
Revenues
Public Health Solutions	$1,095,865	$1,449,044
Specialized BioTherapeutics	449,099	276,501
Total	$1,544,964	$1,725,545

Income (Loss) from Operations
Public Health Solutions	$204,121	$30,299
Specialized BioTherapeutics	(1,463,334)	(923,960)
Corporate	(905,678)	(695,629)
Total	$(2,164,891)	$(1,589,290)
Amortization and Depreciation Expense
Public Health Solutions	$4,316	$4,512
Specialized BioTherapeutics	4,168	5,345
Corporate	4,448	1,313
Total	$12,932	$11,170

Interest Income, Net
Corporate	$39,851	$32,948

Share-Based Compensation
Public Health Solutions	$8,072	$12,818
Specialized BioTherapeutics	19,094	21,898
Corporate	45,726	55,709
Total	$72,892	$90,425

	Six Months Ended June 30,
	2019	2018
Revenues
Public Health Solutions	$1,776,218	$2,258,300
Specialized BioTherapeutics	913,534	587,018
Total	$2,689,752	$2,845,318

Income/(Loss) from Operations
Public Health Solutions	$195,110	$(55,906)
Specialized BioTherapeutics	(2,798,891)	(2,445,308)
Corporate	(1,861,173)	(1,482,177)
Total	$(4,464,954)	$(3,983,391)

Amortization and Depreciation Expense
Public Health Solutions	$8,718	$8,992
Specialized BioTherapeutics	8,845	10,729
Corporate	5,429	2,663
Total	$22,992	$22,384

Interest Income, Net
Corporate	$84,604	$49,843

Share-Based Compensation
Public Health Solutions	$13,268	$28,486
Specialized BioTherapeutics	40,002	50,216
Corporate	99,195	119,693
Total	$152,465	$198,395

	As of June 30, 2019	As of December 31, 2018

Identifiable Assets
Public Health Solutions	$1,564,020	$1,181,114
Specialized BioTherapeutics	150,782	78,336
Corporate	7,478,161	9,232,252
Total	$9,192,963	$10,491,702

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

Our Business Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: Specialized BioTherapeutics (formerly “BioTherapeutics”) and Public Health Solutions (formerly “Vaccines/BioDefense”).

Our Specialized BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible fluorescent light for the treatment of cutaneous T-cell lymphoma (“CTCL”), our first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

Our Public Health Solutions business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®, under existing and on-going government contract funding. With the government contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), we will attempt to advance the development of RiVax® to protect against exposure to ricin toxin.

An outline of our business strategy follows:

●	Following positive interim analysis, complete enrollment and report final results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Continue enrollment of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial enrolled first patient in December 2015, with positive interim analysis received in October 2018, and final results expected in the first quarter of 2020

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrolled first patient in December 2017, with interim analysis enrollment completed in the first half of 2019 and the interim analysis anticipated in the third quarter of 2019 ; final results expected in the first half of 2020

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccine for ricin	Pre-clinical

Public Health Solutions Products**

Soligenix Product Candidate	Indication	Stage of Development
RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 2 trial planned for the second half of 2019

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

**	Contingent upon continued government contract/grant funding or other funding source.

Specialized BioTherapeutics Overview

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

Public Health Solutions Overview

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

ThermoVax® development was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax®) and anthrax vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our aluminum-adjuvanted ricin toxin vaccine, RiVax® and our aluminum-adjuvanted anthrax vaccine. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax® was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax® vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax® vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When the anthrax vaccine was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists.

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

In May 2019, the Company was awarded a subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of June 30, 2019, there was no revenue earned or expense incurred related to the DTRA subcontract.

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

The fair value of each option grant made during the six months ended June 30, 2019 and 2018 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period. The fair value of restricted shares of common stock issued to the third-party vendors during the six months ended June 30, 2019 was measured at the market price of the Company’s common stock on the date of grant. Stock compensation expense was recognized on the date of grant since the service had been rendered and all other conditions necessary for the award had been satisfied. The Company did not issue shares of common stock to third party vendors during the six months ended June 30, 2018.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. We recognized an income tax benefit of $610,676 from the sale of the New Jersey NOL carryforward during the six months ended June 30, 2019. No income tax benefit was recognized for the six months ended June 30, 2018. We recognize accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for June 30, 2019 or 2018. Additionally, we have not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2019 and December 31, 2018.

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

Material Changes in Results of Operations

Three and Six months Ended June 30, 2019 Compared to June 30, 2018

For the three months ended June 30, 2019, we had a net loss of $2,123,521 as compared to a net loss of $1,556,342 for the same period in the prior year, representing an increase of $567,179 or 36%. The increase in the quarterly loss was primarily due to higher clinical trial expenses incurred in 2019 to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer. For the six months ended June 30, 2019, we had a net loss of $3,763,148 as compared to a net loss of $3,933,548 for the same period in the prior year, representing a decrease in the net loss of $170,400 or 4%. This decrease in year-to-date net loss was primarily the result of the $610,676 income tax benefit from the sale of the New Jersey 2017 NOL carryforwards and $251,212 milestone fee income from the RiVax® program, offset by higher clinical trial expenses incurred during the six months ended June 30, 2019 for our two Phase 3 clinical trials of SGX301 and SGX942.

Our revenues and associated costs incurred were related to the government contracts and grants awarded in support of our pivotal Phase 3 trials of SGX301 and SGX942 in addition to the development of the ThermoVax® and RiVax® programs. For the three months ended June 30, 2019, we had total revenue of $1,544,964 as compared to $1,725,545 for the same period in the prior year, representing a decrease of $180,581 or 10%. For the six months ended June 30, 2019, we had total revenue of $2,689,752 as compared to $2,845,318 for the same period in the prior year, representing a decrease of $155,566 or 5%. We incurred costs related to those revenues for the three months ended June 30, 2019 and 2018 of $1,086,814 and $1,493,676, respectively, representing a decrease of $406,862 or 27%. For the six months ended June 30, 2019, costs related to revenues were $2,014,738 as compared to $2,472,597 for the same period in the prior year, representing a decrease of $457,859 or 19%. As a result, our gross profit for the three months ended June 30, 2019 was $458,150 or 30% of revenue, as compared to $231,869 or 13% of revenue for the same period in 2018, representing an increase of $226,281 or 98%. Gross profit for the six months ended June 30, 2019 was $675,014 or 25% of revenues, as compared to $372,721 or 13% of revenues for the same period in 2018, representing an increase of $302,293 or 81%. The increase in gross profit during the three and six months ended June 30, 2019 was primarily the result of the $251,212 milestone fee income earned in June 2019 from the RiVax® program and a higher share of reimbursable costs available for contracted fixed overhead reimbursement in 2019, resulting in an increase in gross profit percentage of 16% and 12%, respectively, for the three months and six months ended June 30, 2019 over the comparable periods in 2018.

Research and development expenses were $1,853,950 for the three months ended June 30, 2019 as compared to $1,170,333 for the same period in 2018, representing an increase of $683,617 or 58%. Research and development expenses were $3,496,668 for the six months ended June 30, 2019 as compared to $2,973,693 for the same period in 2018, representing an increase of $522,975 or 18%. The increases in research and development spending for the three and six months ended June 30, 2019 were primarily attributable to higher clinical trial expenditures incurred in 2019 compared to the same periods in 2018 to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

General and administrative expenses were $769,091 for the three months ended June 30, 2019, as compared to $650,826 for the same period in 2018, representing an increase of $118,265 or 18%. General and administrative expenses were $1,643,300 for the six months ended June 30, 2019, as compared to $1,382,419 for the same period in 2018, representing an increase of $260,881 or 19%. The increase was primarily attributable to higher professional fees incurred during the three and six months ended June 30, 2019.

Other income for the three months ended June 30, 2019 was $41,370 as compared to $32,948 for the same period in 2018, representing an increase of $8,422 or 26%. Other income for the six months ended June 30, 2019 was $91,130 as compared to $49,843 for the same period in 2018, representing an increase of $41,287 or 83%. The increases were due to higher interest and dividend rates on our cash and cash equivalents for both the three and six months ended June 30, 2019 as compared to the same periods in 2018.

Financial Condition

Cash and Working Capital

As of June 30, 2019, we had cash and cash equivalents of $6,986,289 as compared to $8,983,717 as of December 31, 2018, representing a decrease of $1,997,428 or 22%. As of June 30, 2019, we had working capital of $3,311,412 as compared to working capital of $6,131,178 as of December 31, 2018, representing a decrease of $2,819,766 or 46% in working capital. The decrease in cash and cash equivalents and working capital was primarily related to expenditures incurred to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and expenditures incurred in the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $12.4 million in active government contract funding still available as of June 30, 2019 to support our associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have up to $6.6 million remaining from the FBR Sales Agreement as of August 8, 2019 under the prospectus supplement updated October 3, 2018; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $11.1 million before any contract or grant reimbursements, of which $7.3 million relates to the Specialized BioTherapeutics business and $3.8 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $4.3 million to offset research and development expenses in both the Specialized BioTherapeutics and the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30, 2019:

	2019	2018
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$174,039	$223,975
Dusquetide (SGX94)	2,379,270	1,725,594
SGX301	721,507	909,275
Other	221,852	114,849
Total	$3,496,668	$2,973,693

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	1,406,500	2,081,239
SGX942	321,461	187,144
SGX301	286,777	204,214
Total	$2,014,738	$2,472,597
Grand Total	$5,511,406	$5,446,290

Contractual Obligations

We have commitments of approximately $450,000 as of June 30, 2019 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of June 30, 2019, no milestone payments have been made or accrued.

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

In May 2019, the Company entered into a four-month service agreement with a third party vendor, which requires the Company to issue at pre-determined intervals an aggregate of 100,000 restricted shares of common stock as partial compensation for the services provided. In accordance with the agreement, the Company has issued 50,000 shares of common stock with a fair value of $0.83 per share on May 15, 2019 and 25,000 shares of common stock with a fair value of $0.98 on July 15, 2019. The Company will issue the remaining 25,000 shares of common stock on August 15, 2019. The service agreement may be terminated at any time upon written notice.

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2019	$50,000	$74,538	$124,538
2020	100,000	127,374	227,374
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$450,000	$208,320	$658,320

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

During the six months ended June 30, 2019, the Company issued the following restricted shares of common stock to third party vendors as partial compensation for services performed:

On January 2, 2019, 60,000 shares of common stock were issued at the per share issuance price of $0.96.

On April 29, 2019, 8,681 shares of common stock were issued at the per share issuance price of $0.73.

On May 15, 2019, 50,000 shares of common stock were issued at the per share issuance price of $0.83.

On June 28, 2019, 78,338 shares of common stock were issued at the per share issuance price of $0.71.

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

SOLIGENIX, INC.

August 13, 2019	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2019	by	/s/ Karen Krumeich
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