Form 10-Q
period 2019-09-30
SOLIGENIX, INC.
filed 2019-11-12
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 7, 2019, 20,653,004 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	SNGX	The Nasdaq Capital Market
Common Stock Purchase Warrants	SNGXW	The Nasdaq Capital Market

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,551,793	$8,983,717
Contracts and grants receivable	869,297	1,201,715
Prepaid expenses	589,119	157,278
Total current assets	8,010,209	10,342,710
Security deposit	22,734	22,734
Office furniture and equipment, net	9,915	19,634
Deferred issuance costs	60,653	59,761
Intangible assets, net	26,490	46,863
Right-of-use assets	159,195	-
Other assets	42,625	-
Total assets	$8,331,821	$10,491,702

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,257,906	$2,126,215
Deferred revenue	34,988	-
Accrued expenses	3,161,779	1,790,689
Accrued compensation	38,629	294,628
Lease liabilities – current	141,121	-
Total current liabilities	5,634,423	4,211,532
Non-current liabilities:
Lease liabilities, net of current	19,883	-
Total liabilities	5,654,306	4,211,532

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 20,457,589 and 17,682,839 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	20,458	17,683
Additional paid-in capital	175,326,001	172,436,176
Accumulated other comprehensive loss	(14,993)	(3,669)
Accumulated deficit	(172,653,951)	(166,170,020)
Total shareholders’ equity	2,677,515	6,280,170
Total liabilities and shareholders’ equity	$8,331,821	$10,491,702

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Contract revenue	$946,982	$1,064,398	$2,647,417	$3,209,256
Grant revenue	307,922	316,955	1,297,238	1,017,414
Total revenues	1,254,904	1,381,353	3,944,655	4,226,670
Cost of revenues	(965,453)	(1,237,230)	(2,980,191)	(3,709,827)
Gross profit	289,451	144,123	964,464	516,843
Operating expenses:
Research and development	2,266,799	1,394,913	5,763,467	4,377,483
General and administrative	789,251	667,799	2,432,550	2,041,340
Total operating expenses	3,056,050	2,062,712	8,196,017	6,418,823
Loss from operations	(2,766,599)	(1,918,589)	(7,231,553)	(5,901,980)
Other income, net	45,816	56,981	136,946	106,824
Net loss before income taxes	(2,720,783)	(1,861,608)	(7,094,607)	(5,795,156)
Income tax benefit	-	-	610,676	-
Net loss applicable to common stockholders	$(2,720,783)	$(1,861,608)	$(6,483,931)	$(5,795,156)
Basic & diluted net loss per share	$(0.14)	$(0.11)	$(0.34)	$(0.50)
Basic & diluted weighted average common shares outstanding	20,094,930	17,495,066	18,877,657	11,660,091

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(2,720,783)	$(1,861,608)	$(6,483,931)	$(5,795,156)
Other comprehensive loss:
Foreign currency translation adjustments	(7,985)	(1,767)	(11,324)	(1,767)
Comprehensive loss	$(2,728,768)	$(1,863,375)	$(6,495,255)	$(5,796,923)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$(3,669)	$(166,170,020)	$6,280,170
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	2,529,050	2,529	2,551,618	-	-	2,554,147
Issuance costs associated with FBR At Market Sales Issuance Agreement	-	-	(101,277)	-	-	(101,277)
Issuance of restricted common stock to vendors	245,700	246	205,492	-	-	205,738
Share-based compensation expense	-	-	233,992	-	-	233,992
Foreign currency translation adjustment	-	-	-	(11,324)	-	(11,324)
Net loss	-	-	-	-	(6,483,931)	(6,483,931)
Balance, September 30, 2019	20,457,589	$20,458	$175,326,001	$(14,993)	$(172,653,951)	$2,677,515

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Deficit	Loss	Deficit	Total

Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$-	$(157,270,045)	$6,319,712
Issuance of common stock pursuant to Lincoln Park Equity Line	20,161	20	38,380	-	-	38,400
Issuance of common stock in public financing, net of underwriting discount	8,932,038	8,932	8,682,014	-	-	8,636,946
Issuance costs associated with public financing	-	-	(192,130)	-	-	(192,130)
Share-based compensation expense	-	-	262,464	-	-	262,464
Foreign currency translation adjustment	-	-	-	(1,767)	-	(1,767)
Net loss	-	-	-	-	(5,795,156)	(5,795,156)
Balance, September 30, 2018	17,682,839	$17,683	$172,317,754	$(1,767)	$(163,065,201)	$9,268,469

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, June 30, 2019	18,741,210	$18,741	$173,557,669	$(7,008)	$(169,933,168)	$3,636,234
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	1,667,698	1,668	1,710,235	-	-	1,711,903
Issuance costs associated with FBR At Market Sales Issuance Agreement		-	(68,062)	-	-	(68,062)
Issuance of restricted common stock to vendor	48,681	49	44,632	-	-	44,681
Share-based compensation expense		-	81,527	-	-	81,527
Foreign currency translation adjustment	-	-	-	(7,985)	-	(7,985)
Net loss	-	-	-	-	(2,720,783)	(2,720,783)
Balance, September 30, 2019	20,457,589	$20,458	$175,326,001	$(14,993)	$(172,653,951)	$2,677,515

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Deficit	Loss	Deficit	Total

Balance, June 30, 2018	8,750,801	$8,751	$163,817,801	$-	$(161,203,593)	$2,622,959
Issuance of common stock pursuant to Lincoln Park Equity Line	-	-	-	-	-	-
Issuance of common stock in public financing, net of underwriting discount	8,932,038	8,932	8,628,014	-	-	8,636,946
Issuance costs associated with public financing	-	-	(192,130)	-	-	(192,130)
Share-based compensation expense	-	-	64,069	-	-	64,069
Foreign currency translation adjustment	-	-	-	(1,767)	-	(1,767)
Net loss	-	-	-	-	(1,861,608)	(1,861,608)
Balance, September 30, 2018	17,682,839	$17,683	$172,317,754	$(1,767)	$(163,065,201)	$9,268,469

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2019	2018
Operating activities:
Net loss	$(6,483,931)	$(5,795,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	37,892	33,392
Non-cash lease expenses	91,185	-
Share-based compensation	233,992	262,464
Issuance of common stock for services	159,238	-
Realized gain on sale of office furniture	(3,843)	-
Change in operating assets and liabilities:
Contracts and grants receivable	332,418	(72,358)
Prepaid expenses	(432,038)	(157,709)
Income tax receivable	-	416,810
Operating lease liability	(89,919)	-
Deferred revenue	34,988	259,862
Accounts payable and accrued expenses	1,509,729	753,768
Accrued compensation	(255,999)	(270,000)
Total adjustments	1,617,643	1,226,229
Net cash used in operating activities	(4,866,288)	(4,568,927)

Investing activities:
Purchases of office furniture and equipment	-	(1,924)
Proceeds from the sale of office furniture	5,500	-
Net cash provided by (used in) investing activities	5,500	(1,924)

Financing activities:
Proceeds from issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	2,554,147	-
Costs associated with FBR At Market Sales Issuance Agreement	(102,169)	-
Net proceeds from issuance of common stock pursuant to public financing	-	8,636,946
Costs associated with public financing	-	(192,130)
Proceeds from issuance of common stock pursuant to the equity line	-	38,400
Financing lease principal repayments	(5,039)	-
Net cash provided by financing activities	2,446,939	8,483,216
Effect of foreign exchange rate on cash and cash equivalents	(18,075)	(1,767)
Net (decrease) increase in cash and cash equivalents	(2,431,924)	3,910,598

Cash and cash equivalents at beginning of period	8,983,717	7,809,487
Cash and cash equivalents at end of period	$6,551,793	$11,720,085

Supplemental information:
Cash paid for state income tax	$5,000	$-
Cash paid for lease liabilities:
Operating lease	$104,625	$-
Financing lease	6,408	-

Non-cash activities:
Right-of-use assets and lease liabilities recognized on January 1, 2019	$255,962	$-
Deferred issuance cost included in accounts payable	-	47,352
Deferred issuance cost reclassified to additional-paid-in capital	24,033	-
Issuance of restricted common stock to vendor for website re-development	46,500	-

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

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from NIAID. The Company is currently developing RiVax® under a NIAID contract of up to $24.7 million over six years, SGX301 and SGX942 under two separate NIH grants of approximately $1.5 million each over two years, and a one-year NIH grant of $150,000 in support of its SGX942 pediatric program. In addition, the Company has a subcontract of approximately $700,000 from a NIAID grant over five years for its thermostabilization technology, and a Defense Threat Reduction Agency subcontract of approximately $600,000 over three years for SGX943. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States Food and Drug Administration regulations, and other regulatory authorities, litigation, and product liability. Results for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2019, the Company had an accumulated deficit of $172,653,951. During the nine months ended September 30, 2019, the Company incurred a net loss of $6,483,931 and used $4,866,288 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Management is evaluating all options to raise sufficient funds to fund the Company’s working capital requirements. These options include proceeds from government contract and grant programs, proceeds available from the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR Inc. (“FBR”) and raising additional funds through potential partnerships and /or debt and equity financings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be on terms satisfactory to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2019, the Company had cash and cash equivalents of $6,551,793 as compared to $8,983,717 as of December 31, 2018, representing a decrease of $2,431,924 or 27%. As of September 30, 2019, the Company had working capital of $2,375,787 as compared to working capital of $6,131,178 as of December 31, 2018, representing a decrease of $3,755,391 or 61%. The decrease in cash and cash equivalents and working capital was primarily related to expenditures incurred in the expansion of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer in addition to the ongoing expenditures incurred in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Management’s business strategy can be outlined as follows:

●	Following positive interim analysis, complete enrollment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Following positive interim analysis, complete enrollment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $8.0 million in active government contract and grant funding still available as of September 30, 2019, to support its associated research programs through 2019 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that it can consummate such transactions;

●	The Company has up to $6.3 million remaining from the FBR Sales Agreement as of November 7, 2019 under the prospectus supplement updated October 3, 2018; and

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Intangible Assets

One of the most significant estimates or judgments that the Company makes is whether to capitalize or expense patent and license costs. The Company makes this judgment based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for its current product candidates in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from Soligenix’s academic and industry partners. These rights can also be sold or sub-licensed as part of its strategy to partner its product candidates at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve and maintain the Company’s rights, and perhaps extend the lives of the patents. The Company capitalizes such costs and amortizes intangibles on a straight-line basis over their expected useful life – generally a period of 11 to 16 years.

The Company did not capitalize any patent related costs during the nine months ended September 30, 2019 and 2018.

These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or if the underlying program is no longer being pursued. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the related asset or group of assets. No such write downs have occurred for the nine months ended September 30, 2019 and 2018.

Website Development Costs

In February 2019, the Company engaged a third party vendor to re-develop its website. Upon completion of the project in June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs”, which was reported in other assets in the consolidated balance sheet as of September 30, 2019. Beginning in the quarter ending September 30, 2019, the Company amortized the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment.

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

The Company did not record any impairment of long-lived assets for the nine months ended September 30, 2019 and 2018.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

During the nine months ended September 30, 2019 and 2018, the Company issued 312,440 common stock options at a weighted average exercise price of $0.95 per share, and 91,920 common stock options at a weighted average exercise price of $1.66 per share, respectively. The fair value of options issued during the nine months ended September 30, 2019 and 2018 were estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility ranging from 89% - 93% for 2019 and from 91% - 93% for 2018;

●	forfeitures at a rate of 12%; and

●	risk free interest rates ranging from 1.44% - 2.50% for 2019 and from 2.68%-2.93% for 2018.

The fair value of each option grant was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

For the nine months ended September 30, 2019, the Company issued 245,700 shares of common stock to third-party vendors as partial consideration for services performed. In accordance with ASU 2018-07, the Company recognized as of September 30, 2019 $154,408 of share-based compensation expenses, capitalized $46,500 of website development costs and recorded $4,830 of prepaid vendor service expenses, net of amortization, based on the market prices of the Company’s common stock on the issue dates. The Company did not issue shares of common stock to third party vendors during the nine months ended September 30, 2018.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. The Company did not incur any material foreign currency transaction or translation gain or loss for the three and nine months ended September 30, 2019 and 2018.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $610,676 from the sale of its New Jersey NOL carryforward during the nine months ended September 30, 2019. No income tax benefit was recognized for the nine months ended September 30, 2018. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the periods ended September 30, 2019 or 2018. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2019 and December 31, 2018.

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

The following table summarizes potentially dilutive adjustments to the weighted average number of common shares which were excluded from the calculation because their effect would be anti-dilutive:

	As of September 30,
	2019	2018
Common stock purchase warrants	6,303,643	6,304,143
Stock options	1,331,172	783,175
Total	7,634,815	7,087,318

The weighted average exercise price of the Company’s stock options and warrants outstanding at September 30, 2019 were $4.25 and $3.09 per share, respectively, and at September 30, 2018 were $7.02 and $3.09 per share, respectively.

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

As a result of the adoption of the Lease Standard, the Company classified a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copier machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use assets and lease liabilities accordingly. As of September 30, 2019, the Company’s consolidated balance sheet included a right-of-use asset of $144,309 for the office space and $14,886 for the copier machine. Lease liabilities in the Company’s consolidated balance sheet included corresponding lease liabilities of $145,575 and $15,429, respectively. During the nine months ended September 30, 2019, the Company recognized lease expense of $105,892 for the operating lease, in addition to amortization expense of $5,582 and interest expense of $1,369 for the financing lease in the Company’s consolidated statement of operations.

The following represented a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements upon adoption:

	Operating Lease	Financing Lease
Contractual cash payments for the remaining lease term as of January 1, 2019:
2019	$140,016	$8,544
2020	118,830	8,544
2021	-	6,408
Total	$258,846	$23,496
Discount rate applied	10%	10%
Present value of contractual cash payments for the remaining lease term as of January 1, 2019	$235,494	$20,468

Right-of-use lease asset:
Right-of-use lease asset, January 1, 2019	$235,494	$20,468
Less: reduction/amortization	91,185	5,582
Right-of-use lease asset, September 30, 2019	$144,309	$14,886

Lease liability:
Lease liability, January 1, 2019	$235,494	$20,468
Less: principal repayments	89,919	5,039
Lease liability, September 30, 2019	$145,575	$15,429

Lease expenses for the nine months ended on September 30, 2019:
Lease expense	$105,892	$-
Amortization expense	-	5,582
Interest expense	-	1,369
Total	$105,892	$6,952

Contractual cash payments for the remaining lease term as of September 30, 2019:
October through December 2019	$35,391	$2,136
2020	118,830	8,544
2021	-	6,408
Total	$154,221	$17,088
Remaining lease term (months) as of September 30, 2019	13	24

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
September 30, 2019
Licenses	$462,234	$435,744	$26,490
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,328,929	$26,490

December 31, 2018
Licenses	$462,234	$415,371	$46,863
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,308,556	$46,863

Amortization expense was $6,791 and $6,791 for the three months ended September 30, 2019 and 2018, respectively, and $20,373 and $20,299 for the nine months ended September 30, 2019 and 2018, respectively.

Based on the balance of licenses and patents at September 30, 2019, future annual amortization expense is expected to be as follows:

Amortization Expense
October 1 through December 31, 2019	$6,791
2020	$19,699

License fees and royalty payments are expensed as incurred, as the Company does not attribute any future benefits to such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30, 2019	December 31, 2018

Clinical trial expenses	$3,075,943	$1,633,713
Other	85,836	156,976
Total	$3,161,779	$1,790,689

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, the Company sold our 2017 New Jersey NOL carryforwards in March 2019, resulting in the recognition of $610,676 of income tax benefit, for which the Company subsequently received payment in April 2019. There can be no assurance as to the continuation or magnitude of this program in future years. Other than this tax benefit, there was no additional tax provision for the periods ended September 30, 2019 or 2018 due to losses incurred and the recognition of a full valuation allowance recorded against net deferred tax assets.

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

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

During the nine months ended September 30, 2019, the Company issued the following shares of common stock:

●	On January 2, 2019, the Company issued 60,000 shares of common stock to a vendor as partial consideration for its service performed. The fair value of the shares was $0.96 per share.

●	During the quarter ended March 31, 2019, the Company issued 446,369 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.17 per share.

●	The Company issued 8,681 shares of restricted common stock on both April 29, 2019 and July 1, 2019 to a vendor as consideration for its service performed. The fair values for the shares issued were $0.73 and $0.72 per share, respectively.

●	On May 15, 2019, the Company issued 50,000 shares of common stock to a vendor as partial consideration for its service performed. The fair value of the shares was $0.83 per share. In addition, the Company issued to the vendor 25,000 shares of common stock with a fair value of $0.98 per share on July 15, 2019, 5,000 shares of common stock with a fair value of $1.05 per share on August 15, 2019, and 10,000 shares with a fair value of $0.88 per share on September 15, 2019.

●	On June 28, 2019, the Company issued 78,338 shares of restricted common stock to Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owns 5% or more of the Company’s shares of common stock, as reimbursement for its cost incurred related to the re-development of the Company’s website and partial consideration for its service performed. The fair value of the shares was $0.71 per share.

●	During the quarter ended June 30, 2019, the Company issued 414,983 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $0.77 per share.

●	During the quarter ended September 30, 2019, the Company issued 1,667,698 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.03 per share.

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

On August 11, 2017, the Company filed a prospectus supplement for the sale of up to $4.8 million of shares of common stock pursuant to the FBR Sales Agreement, and sold an aggregate of approximately $1 million of shares thereunder. The offering costs incurred to register the shares pursuant to the prospectus supplement dated August 11, 2017 were $164,825. On October 3, 2018, the Company filed an updated prospectus supplement with the SEC and may offer and sell shares of the Company’s common stock pursuant to the FBR Sales Agreement having an aggregate offering price of up to $9.0 million, from time to time. The prospectus supplement filed on October 3, 2018, supersedes the prospectus supplement dated August 11, 2017, and no additional shares will be offered or sold pursuant to the prospectus supplement dated August 11, 2017. As of November 7, 2019, there was $6.3 million available for the sale of common stock under the FBR Sales Agreement.

Note 7. Related Party Transaction

In February 2019, Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owns 5% or more of the Company’s shares of common stock, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company issued 78,338 shares of common stock of the Company, including 65,493 shares with a fair value of $46,500 to Altamont as reimbursement for the website development costs incurred by Altamont on behalf of the Company. In accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Cost”, the Company has capitalized the website development costs of $46,500, which was included in other assets with a carrying value of $42,625, net of amortization, in the accompanying consolidated balance sheet as of September 30, 2019. The balance of 12,845 shares with a fair value of $9,120 was issued to Altamont as consideration for its contractual investor relation and web hosting services, $4,290 of which was expensed during the nine months ended September 30, 2019.

Note 8. Commitments and Contingencies

The Company has commitments of approximately $450,000 as of September 30, 2019 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of September 30, 2019, no milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements as of September 30, 2019, the Company has future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2019	$50,000	$37,527	$87,527
2020	100,000	127,374	227,374
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$450,000	$171,309	$621,309

Note 9. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended September 30,
	2019	2018
Revenues
Public Health Solutions	$991,087	$1,101,222
Specialized BioTherapeutics	263,817	280,131
Total	$1,254,904	$1,381,353

Income (Loss) from Operations
Public Health Solutions	$72,491	$(29,743)
Specialized BioTherapeutics	(1,926,883)	(1,066,152)
Corporate	(912,207)	(822,694)
Total	$(2,766,599)	$(1,918,589)
Amortization and Depreciation Expense
Public Health Solutions	$4,312	$4,496
Specialized BioTherapeutics	4,141	5,247
Corporate	6,448	1,265
Total	$14,901	$11,008

Interest Income, Net
Corporate	$45,816	$56,981

Share-Based Compensation
Public Health Solutions	$8,072	$12,818
Specialized BioTherapeutics	18,609	28,109
Corporate	54,846	23,142
Total	$81,527	$64,069

	Nine Months Ended September 30,
	2019	2018
Revenues
Public Health Solutions	$2,767,304	$3,359,521
Specialized BioTherapeutics	1,177,351	867,149
Total	$3,944,655	$4,226,670

Income/(Loss) from Operations
Public Health Solutions	$267,601	$(85,649)
Specialized BioTherapeutics	(4,725,774)	(3,511,460)
Corporate	(2,773,380)	(2,304,871)
Total	$(7,231,553)	$(5,901,980)

Amortization and Depreciation Expense
Public Health Solutions	$13,030	$13,488
Specialized BioTherapeutics	12,986	15,976
Corporate	11,876	3,928
Total	$37,892	$33,392

Interest Income, Net
Corporate	$136,946	$106,824

Share-Based Compensation
Public Health Solutions	$21,340	$41,304
Specialized BioTherapeutics	58,611	78,325
Corporate	154,041	142,835
Total	$233,992	$262,464

	As of September 30, 2019	As of December 31, 2018

Identifiable Assets
Public Health Solutions	$883,105	$1,181,114
Specialized BioTherapeutics	17,074	78,336
Corporate	7,431,642	9,232,252
Total	$8,331,821	$10,491,702

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

An outline of our business strategy follows:

●	Following positive interim analysis, complete enrollment and report final results in our pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL;

●	Following positive interim analysis, complete enrollment and report final results in our pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutic Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 clinical trial enrolled first patient in December 2015, with positive interim analysis received in October 2018, and final results expected in the first quarter of 2020

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrolled first patient in December 2017, with positive interim analysis received in August 2019; final results expected in the second quarter of 2020

SGX203**	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201**	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Vaccine Thermostability Platform**

Soligenix Product Candidate	Indication	Stage of Development

ThermoVax®	Thermostability of aluminum adjuvanted vaccine for ricin	Pre-clinical

Public Health Solutions Products**

Soligenix Product Candidate	Indication	Stage of Development
RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1/2 trial planned for the second half of 2019

OrbeShield®	Therapeutic against GI ARS	Pre-clinical

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

**	Contingent upon continued government contract/grant funding or other funding source.

Specialized BioTherapeutics Overview

SGX301 – for Treating Cutaneous T-Cell Lymphoma

SGX301 is a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. Hypericin is also found in several species of Hypericum plants, although the drug used in SGX301 is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet light. Other light therapies using UVA or UVB light can result in serious adverse effects including secondary skin cancers.

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

In October 2019, U.S. Patent Office had allowed the divisional patent application titled “Systems and Methods for Producing Synthetic Hypericin”. The allowed claims are directed to unique, proprietary methods to produce a novel, highly purified form of synthetic hypericin. This new divisional claim set expands on the previous issued claims in the parent US patent.

We initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aims to evaluate the response to SGX301 as a skin directed therapy to treat early stage CTCL. We are actively enrolling patients with approximately 35 CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol is a highly powered, double-blind, randomized, placebo-controlled, multicenter trial and seeks to enroll approximately 160 subjects. The trial consists of three treatment cycles, each of eight weeks duration. Treatments are administered twice weekly for the first six weeks and treatment response is determined at the end of the eighth week. In the first treatment cycle, approximately 107 subjects receive SGX301 and 53 receive placebo treatment of their index lesions. In the second cycle, all subjects receive SGX301 treatment of their index lesions, and in the third cycle all subjects receive SGX301 treatment of all of their lesions. The majority of subjects enrolled to date have elected to continue into the third optional, open-label cycle of the study. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders. Subjects are followed for an additional six months after their last evaluation visit. The primary efficacy endpoint is assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures assess treatment response including duration, degree of improvement, time to relapse and safety.

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

SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. The long-term (12 month) follow-up data was consistent with the preliminary positive safety and efficacy findings. While the placebo population experienced the expected 12-month survival rate of approximately 80%, as defined in the Surveillance, Epidemiology, and End Results statistics 1975-2012 from the National Cancer Institute, the SGX942 1.5 mg/kg treatment group reported a 12-month survival rate of 93% (7% mortality in the SGX942 1.5 mg/kg group compared to 19% in the placebo group). Similarly, tumor resolution (complete response) at 12 months was better in the SGX942 1.5 mg/kg treatment group relative to the placebo population (80% in the 1.5 mg/kg group compared to 74% in the placebo group). Moreover, in the patients receiving chemotherapy every third week, the SGX942 1.5 mg/kg treatment group had a tumor resolution rate (complete response) of 82% throughout the 12 months following chemoradiation therapy, while the placebo group experienced a 64% complete response rate. The long-term follow-up results from the Phase 2 study are reviewed in “Dusquetide: Reduction in Oral Mucositis associated with Enduring Ancillary Benefits in Tumor Resolution and Decreased Mortality in Head and Neck Cancer Patients” published online in Biotechnology Reports and available at the following link: https://doi.org/10.1016/j.btre.2017.05.002. In addition to safety, evaluations of other secondary efficacy endpoints, such as the utilization of opioid pain medication, indicated that the SGX942 1.5 mg/kg treatment group had a 40% decrease in the use of opioids at the later stage of the treatment phase of the trial, when oral mucositis is usually most severe and expected to increase pain medication use. This was in contrast to the placebo group, which demonstrated a 10% increase in use of opioids over this same period. Data from this Phase 2 trial was published online in the Journal of Biotechnology. The publication also delineates the supportive nonclinical data in this indication, demonstrating consistency in the qualitative and quantitative biological response, including dose response, across the nonclinical and clinical data sets. The results are available at the following link: http://authors.elservier.com/sd/article/S01681656116315668.

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

We have received clearance from the FDA to advance the pivotal Phase 3 protocol for SGX942 in the treatment of oral mucositis in patients with head and neck cancer receiving chemoradiation therapy. Additionally, we have received positive Scientific Advice from the European Medicines Agency (“EMA”) for the development of SGX942 as a treatment for oral mucositis in patients with head and neck cancer. The Scientific Advice from the EMA indicates that a single, double-blind, placebo-controlled, multinational, Phase 3 pivotal study, if successful, in conjunction with the Phase 2 dose-ranging study, is generally considered sufficient to support a marketing authorization application (“MAA”) to the EMA for potential licensure in Europe. The advice also provided several suggestions to strengthen the study design and data collection that were integrated into the final protocol. Scientific Advice is offered by the EMA to stakeholders for clarification of questions arising during development of medicinal products. The scope of Scientific Advice is limited to scientific issues and focuses on development strategies rather than pre-evaluation of data to support an MAA. Scientific Advice is legally non-binding and is based on the current scientific knowledge which may be subject to future changes.

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

In April 2019, the Paediatric Committee of the EMA approved our Paediatric Investigation Plan (“PIP”) for SGX942, a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The EMA also agreed that we may defer conducting the PIP until successful completion of our ongoing pivotal Phase 3 clinical trial of SGX942, which allows us to file the adult indication MAA prior to completion of the PIP.

During August 2019, we received a positive recommendation from DMC to continue enrolling approximately 70 additional patients, increasing the study sample size to 260 subjects, in order to maintain a rigorous assumption of 90% statistical power for the primary efficacy endpoint. No safety concerns were reported by the DMC based on the interim analysis.

In August 2019, the National Institutes of Dental and Craniofacial Research (NIDCR), part of the NIH, awarded us a Phase I Small Business Research (SBIR) of approximately $150,000 to support the evaluation of SGX942 (dusquetide) in pediatric indications. This award will facilitate the assessment of SGX942 safety in juvenile animals, supporting future studies in pediatric populations, including oral mucositis indications in pediatric patients undergoing stem cell transplants and treatments for head and neck cancer.

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

Based on its pharmacological characteristics, oral BDP may have utility in treating other conditions of the gastrointestinal tract having an inflammatory component. We are planning to pursue development programs for the treatment of pediatric Crohn’s disease, acute radiation enteritis and gastrointestinal acute radiation syndrome pending further grant funding. We are also exploring the possibility of testing oral BDP for local inflammation associated with ulcerative colitis, among other indications.

In July 2019, the European Patent Office issued two patents, both titled “Topically Active Steroids for use in Radiation and Chemotherapeutic Injury”, following the expiration of the objection period. The new patents (#2,373,160 and #2,902,031) claim use of oral beclomethasone 17,21-dipropionate (BDP) for treatment of damage to the gastrointestinal (GI) tract as a result of acute radiation injury, including total body irradiation in the accidental or biodefense context.

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

During June 2017, NIAID exercised an option for the evaluation of RiVax® to fund additional animal efficacy studies. The exercised option will provide us with approximately $2.0 million in additional funding. Additionally, during August 2017 NIAID exercised an option to fund good manufacturing practices compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised option will provide us with approximately $2.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, of which $6.9 million is still available. If all contract options are exercised, the total award of up to $24.7 million will support the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the FDA. In addition to the ongoing funding of up to $24.7 million for the development of RiVax®, biomarkers for RiVax® testing have been successfully identified, facilitating potential approval under the FDA Animal Rule.

RiVax® has been granted Orphan Drug designation by the FDA for the prevention of ricin intoxication. In addition, RiVax® has also been granted Orphan Drug designation in the European Union from the EMA Committee for Orphan Medical Products.

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

In May 2019, the Company was awarded a Defense Threat Reduction Agency (“DTRA”) subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of September 30, 2019, there was no revenue earned or expense incurred related to the DTRA subcontract.

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

The fair value of each option grant made during the nine months ended September 30, 2019 and 2018 was estimated on the date of each grant using the Black-Scholes option pricing model and amortized ratably over the option vesting periods, which approximates the service period. The fair value of restricted shares of common stock issued to the third-party vendors during the nine months ended September 30, 2019 was measured at the market price of the Company’s common stock on the date of grant. Stock compensation expense was recognized on the date of grant since the service had been rendered and all other conditions necessary for the award had been satisfied. The Company did not issue shares of common stock to third party vendors during the nine months ended September 30, 2018.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including our current and past performance, the market environment in which we operate, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. We recognized an income tax benefit of $610,676 from the sale of the New Jersey NOL carryforward during the nine months ended September 30, 2019. No income tax benefit was recognized for the nine months ended. September 30, 2018. We recognize accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for September 30, 2019 or 2018. Additionally, we have not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2019 and December 31, 2018.

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

Material Changes in Results of Operations

Three and Nine months Ended September 30, 2019 Compared to September 30, 2018

For the three months ended September 30, 2019, we had a net loss of $2,720,783 as compared to a net loss of $1,861,608 for the same period in the prior year, representing an increase of $859,175 or 46%. The increase in the quarterly loss was primarily due to higher clinical trial expenses incurred in 2019 to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer. For the nine months ended September 30, 2019, we had a net loss of $6,483,931 as compared to a net loss of $5,795,156 for the same period in the prior year, representing an increase in the net loss of $688,775 or 12%. This increase in year-to-date net loss was primarily the result of higher clinical trial expenses incurred during the nine months ended September 30, 2019 for our pivotal Phase 3 clinical trials of SGX301 and SGX942, offset partially by the $610,676 income tax benefit from the sale of the New Jersey 2017 NOL carryforwards and $373,557 milestone fee income from the RiVax® program.

Our revenues and associated costs incurred were related to the government contracts and grants awarded in support of our pivotal Phase 3 trials of SGX301 and SGX942 in addition to the development of the ThermoVax® and RiVax® programs. For the three months ended September 30, 2019, we had total revenue of $1,254,904 as compared to $1,381,353 for the same period in the prior year, representing a decrease of $126,449 or 9%. For the nine months ended September 30, 2019, we had total revenue of $3,944,655 as compared to $4,226,670 for the same period in the prior year, representing a decrease of $282,015 or 7%. We incurred costs related to those revenues for the three months ended September 30, 2019 and 2018 of $965,453 and $1,237,230, respectively, representing a decrease of $271,777 or 22%. For the nine months ended September 30, 2019, costs related to revenues were $2,980,191 as compared to $3,709,827 for the same period in the prior year, representing a decrease of $729,636 or 20%. As a result, our gross profit for the three months ended September 30, 2019 was $289,451 or 23% of revenue, as compared to $144,123 or 10% of revenue for the same period in 2018, representing an increase of $145,328 or 101%. Gross profit for the nine months ended September 30, 2019 was $964,464 or 24% of revenues, as compared to $516,843 or 12% of revenues for the same period in 2018, representing an increase of $447,621 or 87%. The increase in gross profit during the three and nine months ended September 30, 2019 was primarily the result of the $373,557 milestone fee income earned in 2019 from the RiVax® program and a higher share of reimbursable costs available for contracted fixed overhead reimbursement in 2019, resulting in an increase in gross profit percentage of 13% and 12%, respectively, for the three months and nine months ended September 30, 2019 over the comparable periods in 2018.

Research and development expenses were $2,266,799 for the three months ended September 30, 2019 as compared to $1,394,913 for the same period in 2018, representing an increase of $871,886 or 63%. Research and development expenses were $5,763,467 for the nine months ended September 30, 2019 as compared to $4,377,483 for the same period in 2018, representing an increase of $1,385,984 or 32%. The increases in research and development spending for the three and nine months ended September 30, 2019 were primarily attributable to higher clinical trial expenditures incurred in 2019 compared to the same periods in 2018 to support the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL and the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

General and administrative expenses were $789,251 for the three months ended September 30, 2019, as compared to $667,799 for the same period in 2018, representing an increase of $121,452 or 18%. General and administrative expenses were $2,432,550 for the nine months ended September 30, 2019, as compared to $2,041,340 for the same period in 2018, representing an increase of $391,210 or 19%. The increase was primarily attributable to higher professional fees incurred during the three and nine months ended September 30, 2019.

Other income for the three months ended September 30, 2019 was $45,816, decreased by $11,165 or 20% from the same period of 2018, mostly due to higher cash and cash equivalents available for investment in the prior year as result of the public offering of common stock in the third quarter of 2018. Other income for the nine months ended September 30, 2019 was $136,946 as compared to $106,824 for the same period in 2018, representing an increase of $30,122 or 28%. The year over year increase reflected primarily higher interest and dividend rates on our cash and cash equivalents for the nine months ended September 30, 2019 as compared to the same period in 2018.

Financial Condition

Cash and Working Capital

As of September 30, 2019, we had cash and cash equivalents of $6,551,793 as compared to $8,983,717 as of December 31, 2018, representing a decrease of $2,431,924 or 27%. As of September 30, 2019, we had working capital of $2,375,787 as compared to working capital of $6,131,178 as of December 31, 2018, representing a decrease of $3,755,391 or 61% in working capital. The decrease in cash and cash equivalents and working capital was primarily related to expenditures incurred in the expansion of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer in addition to the ongoing expenditures incurred in the pivotal Phase 3 clinical trial of SGX301 for the treatment of CTCL.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $8.0 million in active government contract funding still available as of September 30, 2019 to support our associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have up to $6.3 million remaining from the FBR Sales Agreement as of November 7, 2019 under the prospectus supplement updated October 3, 2018; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $10.0 million before any contract or grant reimbursements, of which $6.9 million relates to the Specialized BioTherapeutics business and $3.1 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $3.2 million to offset research and development expenses in both the Specialized BioTherapeutics and the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30, 2019:

	2019	2018
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$303,149	$313,735
Dusquetide (SGX94)	3,853,182	2,332,590
SGX301	1,260,664	1,451,349
Other	346,472	279,809
Total	$5,763,467	$4,377,483

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	2,195,743	3,125.027
SGX942	405,055	271,011
SGX301	379,392	313,789
Total	$2,980,191	$3,709,827
Grand Total	$8,743,658	$8,087,310

Contractual Obligations

We have commitments of approximately $450,000 as of September 30, 2019 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 184,912 shares of common stock with a fair value of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, we will be required to make payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company not to exceed 19.9% ownership of our outstanding stock. As of September 30, 2019, no milestone payments have been made or accrued.

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

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2019	$50,000	$37,527	$87,527
2020	100,000	127,374	227,374
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$450,000	$171,309	$621,309

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended September 30, 2019, the Company issued the following restricted shares of common stock to third party vendors as partial compensation for services performed:

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

On July 1, 2019, 8,681 shares of common stock were issued at the per share issuance price of $0.72.

On July 15, 2019, 25,000 shares of common stock were issued at the per share issuance price of $0.98.

On August 15, 2019, 5,000 shares of common stock were issued at the per share issuance price of $1.05.

On September 15, 2019, 10,000 shares of common stock were issued at the per share issuance price of $0.88.

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

SOLIGENIX, INC.

November 12, 2019	by	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	by	/s/ Jonathan Guarino
Jonathan Guarino
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