Form 10-K
period 2019-12-31
SOLIGENIX, INC.
filed 2020-03-30
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No. 000-16929

SOLIGENIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1505029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

29 EMMONS DRIVE, SUITE B-10 PRINCETON, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 538-8200

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SNGX	The Nasdaq Capital Market
Common Stock Purchase Warrants	SNGXW	The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,584,222 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 28, 2019.

On March 23, 2020 25,778,431 shares of the registrant’s common stock, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are not guarantees of future performance and are subject to significant risks, uncertainties, assumptions and other factors, which are difficult to predict and may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this report may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. However, these words are not the exclusive means of identifying these statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business and are forward-looking statements.

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
•	uncertainty inherent in developing vaccines, and manufacturing and conducting preclinical and clinical trials of vaccines;
•	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
•	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
•	maintenance and progression of our business strategy;
•	the possibility that our products under development may not gain market acceptance;
•	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
•	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;
•	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may in the future arise; and
•	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
•	the effect that global pathogens could have on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19); and
•	other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.

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

ii

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

An outline of our business strategy follows:

●	Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, continue to explore partnership and commercialization while pursuing New Drug Application (“NDA”) filing;

●	Following positive interim analysis, complete enrollment and report final results in our pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 completed; demonstrated statistical significance in primary endpoint in March 2020; extended treatment and follow-up outcomes pending throughout 2020

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrolled first patient in December 2017, with positive interim analysis received in August 2019; final results expected in the fourth quarter of 2020

SGX203†	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201†	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Public Health Solutions*†

ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

* Timelines subject to potential disruption due to COVID-19 outbreak.

† Contingent upon continued government contract/grant funding or other funding source.

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

SGX301 has received Orphan Drug designation as well as Fast Track designation from the United States (“U.S.”) Food and Drug Administration (“FDA”). The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a NDA for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 for the treatment of CTCL also was granted Orphan Drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”).

In August 2018, the U.S. Patent Office granted us a patent titled “Systems and Methods for Producing Synthetic Hypericin” for the unique proprietary process manufacturing the highly purified form of synthetic hypericin, the active pharmaceutical ingredient in SGX301.

In October 2019, U.S. Patent Office had allowed the divisional patent application titled “Systems and Methods for Producing Synthetic Hypericin”. The allowed claims are directed to unique, proprietary methods to produce a novel, highly purified form of synthetic hypericin. This new divisional claim set expands on the previous issued claims in the parent U.S. patent.

Based on the positive and previously published Phase 2 results, we initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aims to evaluate the response to SGX301 as a skin directed therapy to treat early stage CTCL. We have completed patient enrollment with approximately 35 CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol is a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consists of three treatment cycles, each of eight weeks duration. Treatments are administered twice weekly for the first six weeks and treatment response is determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects receive SGX301 and 33% receive placebo treatment of their index lesions. In the second cycle, all subjects receive SGX301 treatment of their index lesions, and in the third cycle, all subjects receive SGX301 treatment of all of their lesions. The majority of subjects enrolled to date have elected to continue into the third optional, open-label cycle of the study. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders. Subjects are followed for an additional six months after their last evaluation visit. The primary efficacy endpoint is assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures assess treatment response including duration, degree of improvement, time to relapse and safety.

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

Positive primary endpoint analysis for the Phase 3 study for SGX301 was completed in March 2020. The study enrolled 169 patients (166 evaluable) randomized 2:1 to receive either SGX301 (116 patients) or placebo (50 patients) and demonstrated a statistically significant treatment response (p=0.04) in the CAILS primary endpoint assessment at 8 weeks for Cycle 1. A total of 16% of the patients receiving SGX301 achieved at least a 50% reduction in their index lesions compared to only 4% of patients in the placebo group at 8 weeks. SGX301 treatment in the first cycle was safe and well tolerated. In the second open-label treatment cycle (Cycle 2), all patients received SGX301 treatment and preliminary results from blinded data to date suggest more than a 35% response rate (inclusive of patients receiving both 12 weeks and 6 weeks of therapy), indicating the response increases with continued treatment. Final results from Cycle 2 are expected to be announced in June 2020.

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

We are working with leading oncology centers, a number of which participated in the Phase 2 study, to advance this Phase 3 clinical trial referred to as the “DOM–INNATE” study (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity). Based on the positive and previously published Phase 2 results (Study IDR-OM-01), the pivotal Phase 3 clinical trial (Study IDR-OM-02) is a highly powered, double-blind, randomized, placebo-controlled, multinational trial that will seek to enroll approximately 260 subjects with squamous cell carcinoma of the oral cavity and oropharynx who are scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects are randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study is the median duration of severe oral mucositis, which is assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis is evaluated using the WHO Grading system. Severe oral mucositis is defined as a WHO Grade of ≥3. Subjects are followed for an additional 12 months after the completion of treatment.

During July 2017, we initiated our pivotal Phase 3 study with a controlled roll-out of U.S. study sites, followed by the addition of European centers in 2018. Approximately 50 U.S. and European oncology centers are participating in this pivotal Phase 3 study.

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

During August 2019, an independent DMC completed an unblinded interim analysis with data from approximately 90 subjects, including an assessment of the Phase 3 DOM-INNATE study’s primary efficacy endpoint. The DMC provided a positive recommendation to randomize approximately 70 additional subjects into the trial to maintain the rigorous assumption of 90% statistical power for the primary efficacy endpoint. No safety concerns were reported by the DMC based on the interim analysis. We currently anticipate final top-line results during the fourth quarter 2020.

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

Public Health Solutions Overview

ThermoVax® – Thermostability Technology

ThermoVax® is a novel method for thermostabilizing vaccines with a variety of adjuvants, resulting in a single vial which can be reconstituted with water for injection immediately prior to use.

One of the adjuvants utilized in ThermoVax® is aluminum salts (known colloquially as Alum). Alum is the most widely employed adjuvant technology in the vaccine industry.

The value of ThermoVax® lies in its potential ability to eliminate the need for cold chain production, transportation, and storage for Alum-adjuvanted vaccines. This would relieve the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that many vaccines need to be maintained either between 2 and 8 degrees Celsius (“C”), frozen below -20 degrees C, or frozen below -60 degrees C, and even brief excursions from these temperature ranges usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines for ricin exposure in emergency settings.

ThermoVax® development specifically in the context of an Alum adjuvant was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax®) and anthrax vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our Alum-adjuvanted ricin toxin vaccine, RiVax® and our Alum-adjuvanted anthrax vaccine. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax® was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax® vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax® vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When the anthrax vaccine was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists.

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

During September 2017, we announced we will be participating in a NIAID Research Project (R01) grant awarded to UH Manoa for the development of a trivalent thermostabilized filovirus vaccine (including protection against Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus), with our awarded funding of approximately $700,000 over five years. Previous collaborations demonstrated the feasibility of developing a heat stable subunit Ebola vaccine. Under the terms of the subaward, we will continue to support vaccine formulation development with our proprietary vaccine thermostabilization technology, ThermoVax®. Ultimately, the objective is to produce a thermostable trivalent filovirus vaccine for protection against Ebola and related diseases, allowing worldwide distribution without the need for cold storage. Based on current U.S. government needs, efforts have recently been expanded to focus on a monovalent or bivalent vaccine to specifically address Marburg marburgvirus.

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

On February 7, 2019, European Journal of Pharmaceutics and Biopharmaceutics published a scientific article demonstrating the successful thermostabilization of an Alum-adjuvanted Ebola subunit vaccine candidate.

On July 31, 2019, we and our collaborators presented two posters on the trivalent vaccine program. The first poster outlined the stability of the lyophilized formulations of the Ebola virus glycoprotein upon lyophilization and storage at temperatures as high as 40 degrees C (104 degrees F) and identified potential stability assays. The second poster further demonstrated the ability to co-lyophilize multiple antigens in the presence of an emulsion forming adjuvant, facilitating the development of a thermostable trivalent vaccine.

On March 11 2020, we entered into a research collaboration with the Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, UH Manoa to further expand the filovirus collaboration to investigation of potential coronavirus vaccines, including for SARS-CoV-2 (causing COVID-19). This research collaboration will utilize the technology platform developed in the search for filovirus vaccines and will use well-defined surface glycoprotein(s) from one or more coronaviruses, which are expected to be protective for COVID-19.

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved, would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated ricin A chain subunit that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p < 0.0001) preclinical survival results, providing 100% protection against acute lethality in an aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA 112:3782-3787), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax® that contained an Alum-adjuvant. The results of the Phase 1b study indicated that Alum-adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-1699). We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40 °C (104 °F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. During September 2018, we published an extended stability study of RiVax®, showing up to 100% protection in mice after 12 months storage at 40 °C (104 °F) as well as identification of a potential in vitro stability indicating assay, critical to adequately confirming the long-term shelf life of the vaccine. We have entered into a collaboration with IDT Biologika GmbH to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

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

During December 2019, we initiated a third Phase 1 double-blind, placebo-controlled, randomized study in eight healthy adult volunteer subjects designed to evaluate the safety and immunogenicity of RiVax® utilizing ThermoVax®. During January 2020, we suspended the study after the manufacturer of the drug substance notified us that, after release of the final drug product to us, the manufacturer identified that the active drug substance tested outside the established specification parameters. Two subjects had received doses as part of the study before the manufacturer provided this notice. Those two subjects will continue to be monitored and data captured in accordance with the study protocol; however, they will not receive further doses of study drug. A clinical safety report will be generated at study completion.

RiVax® has been granted Orphan Drug designation as well as Fast Track designation by the FDA for the prevention of ricin intoxication. In addition, RiVax® has also been granted Orphan Drug designation in the European Union (“EU”) from the EMA Committee for Orphan Medical Products.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years in excess of $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($2.2 million for fiscal year 2020).

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

In May 2019, we were awarded a Defense Threat Reduction Agency (“DTRA”) subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of December 31, 2019, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

The Drug Approval Process

The FDA and comparable regulatory agencies in state, local and foreign jurisdictions impose substantial requirements on the clinical development, manufacture and marketing of new drug and biologic products. The FDA, through regulations that implement the Federal Food, Drug, and Cosmetic Act, as amended (“FDCA”), and other laws and comparable regulations for other agencies, regulate research and development activities and the testing, manufacture, labeling, storage, shipping, approval, recordkeeping, advertising, promotion, sale, export, import and distribution of such products. The regulatory approval process is generally lengthy, expensive and uncertain. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products, including holds on clinical research, civil or criminal fines or other penalties, product recalls, or seizures, or total or partial suspension of production or injunctions, refusals to permit products to be imported into or exported out of the U.S., refusals of the FDA to grant approval of drugs or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

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

With certain exceptions, once successful clinical testing is completed, the sponsor can submit a NDA, for approval of a drug, or a Biologic License Application (“BLA”), for biologics such as vaccines, which will be reviewed, and if successful, approved by the FDA, allowing the product to be marketed. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Furthermore, the FDA or any foreign health authority may not grant an approval on a timely basis, if at all. The FDA may deny the approval of an NDA or BLA, in its sole discretion, if it determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to good manufacturing practice regulations. In complying with standards contained in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing facilities, both foreign and domestic, also are subject to inspections by, or under the authority of, the FDA and by other federal, state, local or foreign agencies.

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

For biodefense development, such as with RiVax®, the FDA has instituted policies that are expected to result in shorter pathways to market. This potentially includes approval for commercial use utilizing the results of animal efficacy trials, rather than efficacy trials in humans. However, we will still have to establish that the vaccine and countermeasures it is developing are safe in humans at doses that are correlated with the beneficial effect in animals. Such clinical trials will also have to be completed in distinct populations that are subject to the countermeasures; for instance, the very young and the very old, and in pregnant women, if the countermeasure is to be licensed for civilian use. Other agencies will have an influence over the benefit-risk scenarios for deploying the countermeasures and in establishing the number of doses utilized in the Strategic National Stockpile. We may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these correlates are difficult to establish and are often unclear. Invocation of the animal rule may raise issues of confidence in the model systems even if the models have been validated. For many of the biological threats, the animal models are not available and we may have to develop the animal models, a time-consuming research effort. There are few historical precedents, or recent precedents, for the development of new countermeasure for bioterrorism agents. Despite the animal rule, the FDA may require large clinical trials to establish safety and immunogenicity before licensure and it may require safety and immunogenicity trials in additional populations. Approval of biodefense products may be subject to post-marketing studies, and could be restricted in use in only certain populations.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition – generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

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

SGX301 Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Three are targeted therapies (Targretin®-caps, Ontak® and Adcetris®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photodynamic and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include psoralen combined with ultraviolet A (UVA) light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL – two topical therapies are in phase 2 (sirolimus and SHAPE gelled solution), one photodynamic therapy (Silicon Phthalocyanine 4) in Phase 1 and one systemic therapy for stage IB, II or III CTCL completing Phase 2 (cobomarsen). Other treatments for later stage disease are not considered direct competitors.

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

Remicade (infliximab) and Humira (adalimumab) are currently approved for the treatment of pediatric Crohn’s disease; however, both carry significant Black Box warnings in their labeling for increased risk of serious infection and malignancy, and therefore are approved for treatment of moderate to severe patients. Entocort (enteric-coated budesonide) is currently approved for the treatment of mild to moderate active Crohn’s disease involving the lower GI tract (ileum and/or the ascending colon) in patients eight years of age and older who weigh more than 25 kilograms. There is one other marketed biologic, Tysabri (natalizumab), in a Phase 2 study for pediatric Crohn’s.

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

Public Health Solutions Competition

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

In 2014, we acquired a novel photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. As part of the acquisition, we acquired a license agreement relating to the use of photo-activated hypericin, composition of matter patent for SGX301 (U.S. patent 8,629,302) and additional issued and pending applications, both in the U.S. and abroad. U.S. patent 8,629,302 is expected to expire in September 2030. In August 2018, we were granted a U.S. patent (No. 10,053,513) titled “Systems and Methods for Producing Synthetic Hypericin”. This newly issued patent, expected to expire in 2036, broadens the production around synthetic hypericin. Our proprietary formulation of synthetic hypericin also has been granted a European patent for the treatment of psoriasis, EP 2571507, and complements the method of treatment claims covered by the previously issued U.S. patent 6001882, Photoactivated hypericin and the use thereof. Further, on January 7, 2020, Soligenix was also granted a U.S. patent (No. 10,526,268) titled “Systems and Methods for Producing Synthetic Hypericin”, which further expanded protection for the composition of purified synthetic hypericin. This patent is also expected to expire in 2036.

In addition to issued and pending patents, we also have “Orphan Drug” designations for SGX301 in the U.S. and the EU for CTCL, SGX203 in the U.S. for pediatric Crohn’s disease, as well as for RiVax® in the U.S. and EU. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or EU. ten year post-approval exclusivity provided by Orphan Drug legislation.

In 2013, we expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 and additional pending applications, both in the U.S. and abroad. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of University of British Columbia (“UBC”). U.S. patent 8,124,721 is expected to expire in April 2028. The U.S. Patent Office has granted the patent entitled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis”. The newly issued patent claims therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide. In January 2019, the European Patent Office granted the patent entitled “Novel Peptides for Treating and Preventing Immune-Related Disorders, Including Treating and Preventing Infection by Modulating Innate Immunity”. This newly issued patient claims composition of matter of IDR analogs, expanding patent protection around our lead IDR, dusquetide. In 2019, we further expanded protection for dusquetide and related IDR analogs with patents granted in Canada (composition of matter) and in New Zealand and the U.S. (No. 10,526,268; protecting therapeutic use in oral mucositis).

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

ThermoVax® is the subject of U.S. patent 8,444,991 issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and licensed to us by VitriVax, Inc. ThermoVax® is also U.S. patent application number 13/474,661 filed May 17, 2012 titled “Thermostable Vaccine Compositions and Methods of Preparing Same” and jointly invented by the UC and the Company. The patent application and the corresponding foreign filings are pending or granted and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable vaccines for biodefense. U.S. patent 8,444,991 is expected to expire in February 2030. An additional patent, covering vaccine combinations such as ricin toxin and anthrax, was filed in 2015 and granted on May 21, 2019 in the U.S. (No. 10,293,041, titled “Multivalent Stable Vaccine Composition and Methods of Making Same”) and is expected to expire in 2035.

RiVax® is the subject of three issued U.S. patent numbers 6,566,500, 6,960,652, and 7,829,668, all titled “Compositions and methods for modifying toxic effects of proteinaceous compounds.” This patent family includes composition of matter claims for the modified ricin toxin A chain which is the immunogen contained in RiVax®, and issued in 2003, 2005 and 2010 respectively. The initial filing date of these patents is March 2000 and they will expire on March 30, 2020. The issued patents contain claims that describe alteration of sequences within the ricin A chain that affect vascular leak, one of the deadly toxicities caused by ricin toxin. Another U.S. patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin,” was filed in October of 2000 and is expected to expire in September 2020.

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

We acquired the license agreement for SGX301 and related intangible assets, including U.S. patent 8,629,302, properties and rights pursuant to an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”). As consideration for the assets acquired, we initially paid $275,000 in cash and issued 184,912 shares of common stock with a market value of $3,750,000, and in March 2020 we issued 1,956,182 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $2.56) as a result of SGX301 demonstrating statistical significant treatment response in the Phase 3 clinical trial. Provided the final success-orientated milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved, payable in our common stock.

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

Research and Development Expenditures

We spent approximately $8.1 million and $6.8 million in the years ended December 31, 2019 and 2018, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2019, and 2018 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Employees

As of December 31, 2019, we employed a total of 16 persons, including 1 part-time employees and 15 full-time employees, six of whom are MDs/PhDs. None of our employees are a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

We have experienced significant losses since inception and, at December 31, 2019, had an accumulated deficit of approximately $176 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2019, we had approximately $5.4 million in cash and cash equivalents available. Based on our projected budgetary needs, funding from existing contracts and grants over the next two years and sales pursuant to our At the Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc. (“FBR”), we expect to be able to maintain the current level of our operations through at least March 31, 2021.

In September 2014, we entered into a contract with the NIH for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In September 2013, we entered into contracts with NIAID and BARDA for the development of OrbeShield® (oral BDP) that would provide up to $32.7 million of funding in the aggregate if options to extend the contracts are exercised by BARDA and the NIH. We have received approximately $18 million in combined BARDA and NIH contract funding for the development of OrbeShield® (oral BDP). We have completed the contract with NIAID and the BARDA contract base period, with BARDA electing not to extend the contract. In addition, in 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of SGX301 for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. As of December 31, 2019, we have approximately $2.97 million in awarded contract and grant funding available.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2019, we have expended approximately $88 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend approximately $9.4 million for the year ending December 31, 2020 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements, of which approximately $2.97 million is expected to be reimbursed through our existing government contracts and grants.

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

We are a late-stage biopharmaceutical company. Our operations to date have been primarily limited to developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates in our two active business segments, Specialized BioTherapeutics and Public Health Solutions. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this Annual Report and also include:

●	our ability to obtain additional funding to develop our product candidates;

●	delays in the commencement, enrollment and timing of clinical trials;

●	the success of our product candidates through all phases of clinical development;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to obtain and maintain regulatory approval for our product candidates in the U.S. and foreign jurisdictions;

●	potential side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies, or cause an approved drug to be taken off the market;

●	our dependence on third-party contract manufacturing organizations to supply or manufacture our products;

●	our dependence on contract research organizations to conduct our clinical trials;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	market acceptance of our product candidates;

●	our ability to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;

●	competition from existing products or new products that may emerge;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

●	our ability to discover and develop additional product candidates;

●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;

●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to build our finance infrastructure and improve our accounting systems and controls;

●	potential product liability claims;

●	potential liabilities associated with hazardous materials; and

●	our ability to obtain and maintain adequate insurance policies.

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

Additionally, few facilities in the U.S. and internationally have the capability to test animals with ricin, or otherwise assist us in qualifying the requisite animal models. We have to compete with other biodefense companies for access to this limited pool of highly specialized resources. We therefore may not be able to secure contracts to conduct the testing in a predictable timeframe or at all.

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

Once a product is approved, numerous post-approval requirements apply. Among other things, the holder of an approved NDA is subject to periodic and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the European Medicines Agency’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even though we have orphan drug designation for SGX301 in the U.S. and Europe, and SGX203, RiVax® in the U.S., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing drugs or biologic products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Absent patent or other intellectual property protection, even after an orphan drug is approved, the FDA or European Medicines Agency may subsequently approve the same drug with the same active moiety for the same condition if the FDA or European Medicines Agency concludes that the later drug is safer, more effective, or makes a major contribution to patient care.

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

Additionally, the research resulting in certain of our licensed patent rights and technology was funded by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the U.S. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

We currently have 18 employees and we depend upon these employees, in particular Dr. Christopher Schaber, our President and Chief Executive Officer, to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We may be unable to effectively manage and operate our business, and our business may suffer, if we lose the services of our employees.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2017, we sold New Jersey NOL carryforwards, resulting in the recognition of $610,676 of income tax benefit. Due to a delay in the program, these funds were not recognized or received until April of 2019. We have applied for and received confirmation that we have NOLs that qualify for an income tax benefit in the amount of $836,893 for the year ended December 31, 2018. The program has been delayed again this year, and we will therefore not recognize this benefit until we receive our certificate for the funds. We have not yet sold our 2019 New Jersey NOLs but may do so in the future. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our taxable income, our cash taxes may increase which may have an adverse effect on our financial condition.

Global pathogens that could have an impact on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19).

Based on the current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, there could be additional repercussions to our operating business, including but not limited to, the sourcing of materials for our product candidates, manufacture of supplies for our preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for our trials due to such things as quarantines, our conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the coronavirus.

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

Since January 1, 2020, the closing stock price of our common stock has fluctuated between a high of $3.34 per share to a low of $1.42 per share. Since January 1, 2020, the closing price of our common stock warrants has fluctuated between a high of $1.08 per warrant to a low of $0.16 per warrant. On March 23, 2020 the last reported sales prices of our common stock and our common stock warrant on The Nasdaq Capital Market were $1.47 per share and $0.48 per warrant. The fluctuation in the price of our common stock and warrants has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

Shareholders may suffer substantial dilution related to issued stock warrants and options.

As of December 31, 2019, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 6,192,711 shares of our common stock at a current weighted average exercise price of approximately $2.88;

●	options to purchase approximately 1,506,972 shares of our common stock at a current weighted average exercise price of approximately $3.77; and

●	The FBR Sales Agreement pursuant to which we may, but have no obligation to, sell up to an additional $0.9 million worth of our common stock as of March 23, 2020.

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

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as SGX301, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 4,307 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the purchase agreement, we initially paid $275,000 in cash and issued 184,912 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma. In March 2020, we issued 1,956,182 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $2.56) as a result of SGX301 demonstrating statistical significant treatment response in the Phase 3 clinical trial. We may issue up to $5.0 million worth of our common stock (subject to a cap equal to 19.99% of our issued and outstanding common stock) in the aggregate upon attainment of a specified milestone. The final milestone payment will be payable if SGX301 is approved for the treatment of CTCL by either the FDA or the EMA. Also on September 3, 2014, we entered into a Registration Rights Agreement with Hy Biopharma, pursuant to which we may be required to file a registration statement with the SEC.

The number of shares that we may issue under the purchase agreement will fluctuate based on the market price of our common stock. Depending on market liquidity at the time, the issuance of such shares may cause the trading price of our common stock to fall.

We may ultimately issue all, some or none of the additional shares of our common stock that may be issued pursuant to the purchase agreement. We are required to register any shares issued pursuant to the purchase agreement for resale under the Securities Act of 1933, as amended (the “Securities Act”). After any such shares are registered, the holders will be able to sell all, some or none of those shares. Therefore, issuances by us under the purchase agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the issuance of a substantial number of shares of our common stock pursuant to the purchase agreement, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The rent for the first 12 months was approximately $11,367 per month, or approximately $22.00 per square foot. The rent increased to approximately $11,625 per month, or approximately $22.50 per square foot, for the 12 months beginning November 1, 2018 and then increased to approximately $11,883 per month, or approximately $23.00 per square foot, beginning November 1, 2019, which rate will continue for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

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

	Price Range
Period	High	Low
Year Ended December 31, 2018:
First Quarter	$3.70	$1.86
Second Quarter	$1.96	$0.91
Third Quarter	$1.97	$0.95
Fourth Quarter	$2.20	$0.80
Year Ended December 31, 2019:
First Quarter	$1.32	$0.85
Second Quarter	$0.96	$0.65
Third Quarter	$1.39	$0.71
Fourth Quarter	$1.49	$0.85

On March 23, 2020, the last reported price of our common stock quoted on The Nasdaq Capital Market was $1.47 per share. The Nasdaq Capital Market prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. Our stock is listed on The Nasdaq Capital Market under the under the symbol “SNGX.” On December 13, 2016, certain of our common stock warrants began trading on The Nasdaq Capital Market under the symbol “SNGXW”. For the period from January 1, 2018 through December 31, 2019, the high and low sales price per warrant as reported by Nasdaq were $0.33 and $0.05 respectively. On March 23, 2020, the last reported price of our common stock warrants on Nasdaq was $0.48 per warrant.

Transfer Agent

The transfer agent and registrar for our common stock and warrants is American Stock Transfer & Trust Company, LLC. The address is 6201 15th Avenue, Brooklyn, NY 11219 and the telephone number is (718) 921-8200.

Holders of Common Stock

As of March 23, 2020, there were 97 holders of record of our common stock. As of such date, 25,775,631 shares of our common stock were issued and outstanding.

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

Our Specialized BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible fluorescent light for the treatment of CTCL, our first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

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

An outline of our business strategy follows:

●	Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, continue to explore partnership and commercialization while pursuing NDA filing;

●	Following positive interim analysis, complete enrollment and report final results in our pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX301	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 demonstrated statistical significance in primary endpoint in March 2020; extended treatment and follow-up outcomes pending throughout 2020

SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrolled first patient in December 2017, with positive interim analysis received in August 2019; final results expected in the fourth quarter of 2020

SGX203†	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201†	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Public Health Solutions†*

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

*	Timelines subject to potential disruption due to COVID-19 outbreak.
†	Contingent upon continued government contract/grant funding or other funding source.

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

Accounting for Leases

On January 1, 2019, the Company adopted ASC No. 2016-02, “Leases” (Topic 842) (the “Lease Standard”), a new FASB standard which requires all leases with terms longer than 12 months be recognized by the lessee on its balance sheet as a right-of-use lease asset and a corresponding lease liability, including leases currently accounted for as operating leases, and key information about leasing arrangements to be disclosed.

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

Material Changes in Results of Operations

Year Ended December 31, 2019 Compared to 2018

For the year ended December 31, 2019, we had a net loss of $9,355,592 as compared to a net loss of $8,899,975 for the prior year, representing an increased loss of $455,617 or 5%. The increase in net loss is primarily due to increased expenditures incurred to support both the pivotal Phase 3 trial of SGX301 in the treatment of CTCL and the pivotal Phase 3 trial of SGX942 in the treatment of oral mucositis in head and neck cancer. For the years ended December 31, 2019 and 2018, revenues and associated costs related to government contracts and grants awarded in support of our development of OrbeShield® (oral BDP) for the treatment of GI ARS and RiVax® and other development programs. For the year ended December 31, 2019, we had revenues of $4,629,916 as compared to $5,241,448 for the prior year, representing a decrease of $611,532 or 12%. The decrease in revenues was primarily a result of the completion of the two Phase 3 trials of SGX301 and SGX942.

We incurred costs related to contract and grant revenues in the year ended December 31, 2019 and 2018 of $3,567,415 and $4,597,715, respectively, representing a decrease of $1,030,300 or 22%. The decrease in costs was primarily the result of a decrease in specific salaries and headcount no longer qualified for reimbursement under the grants and contracts, in addition to grants ending in 2019.

Our gross profit for the year ended December 31, 2019 was $1,062,501 or 23%, as compared to $643,733 or 12% for the prior year, representing an increase of $418,768 or 65%. The increase in gross profit and gross profit margin for the year ended December 31, 2019 is attributable to the achievement of milestones under our RiVax® contract with NIAID.

Research and development expenses increased by $1,371,656 or 20%, to $8,122,610 for the year ended December 31, 2019 as compared to $6,750,954 for the prior year. The increase in research and development spending for the year ended December 31, 2019 was related to expenditures incurred in the expansion of the Phase 3 clinical trial of SGX942 as well as the ongoing Phase 3 clinical trial of SGX301.

General and administrative expenses increased $529,152 or 18%, to $3,480,912 for the year ended December 31, 2019, as compared to $2,951,760 for the prior year. This increase is primarily related to employee compensation increases plus newly added employee positions, in addition to expenses related to the UK research and development tax credit.

Other income for the year ended December 31, 2019 was $574,753 as compared to $159,006 for the prior year, reflecting an increase of $415,747 or 261%. The increase was primarily due to the 2018 UK research and development tax credit.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. In accordance with this program, for the year ended December 31, 2017, we sold New Jersey NOL carryforwards, resulting in the recognition of $610,676 of income tax benefit. Due to a delay in the program, these funds were not recognized or received until April 2019. We have applied for and received confirmation that we have NOLs that qualify for an income tax benefit in the amount of $836,893 for the year ended December 31, 2018. The program has been delayed again this year, and we will therefore not recognize this benefit until we receive our certificate for the funds. We have not yet sold our 2019 New Jersey NOLs but may do so in the future. We will continue to explore opportunities to sell unused NOL carryforwards for the year ended December 31, 2019. However, there can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2019 and 2018: Public Health Solutions and Specialized BioTherapeutics.

Revenues for the Public Health Solutions business segment for the year ended December 31, 2019 were $3,402,014 as compared to $4,156,641 for the year ended December 31, 2018, representing a decrease of $754,627 or 18%. The decrease in revenues was primarily the result of decreased salary and headcount that no longer qualifies for reimbursement under the grants and contracts, in addition to grants and contracts ending.

Revenues for the Specialized BioTherapeutics business segment for the year ended December 31, 2019 were $1,227,902 as compared to $1,084,807 for the year ended December 31, 2018, representing an increase of $143,095 or 13%. The increase was due to reimbursable development activity under the oral mucositis juvenile toxicology grant to support to support the evaluation of SGX942 (dusquetide) in pediatric indications.

Income from operations for the Public Health Solutions business segment for the year ended December 31, 2019 was $153,969 as compared to a loss of $237,640 for the year ended December 31, 2018, representing a decreased loss of $391,609 or 165%. The income for the year ended December 31, 2019 is attributable to a decrease in labor spent on the RiVax® clinical trial. Loss from operations for the Specialized BioTherapeutics business segment for the year ended December 31, 2019 was $6,738,285 as compared to $5,439,294 for the year ended December 31, 2018, representing an increased loss of $1,298,991 or 24%. This is primarily attributed to the additional expense incurred in patient enrollments in the Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer.

Amortization and depreciation expense for the Public Health Solutions business segment for the year ended December 31, 2019 was $17,507 as compared to $17,951 for the year ended December 31, 2018. Amortization and depreciation expense for the Specialized BioTherapeutics business segment for the year ended December 31, 2019 was $18,122 as compared to $21,018 for the year ended December 31, 2018. The decrease in amortization and depreciation expense was the result of office furniture and equipment and patents becoming fully amortized during the year ended December 31, 2019.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2019, we had cash and cash equivalents of $5,420,708 as compared to $8,983,717 as of December 31, 2018, representing a decrease of $3,563,009 or 40%. As of December 31, 2019, we had working capital of $1,181,249, representing a decrease of $4,949,929 as compared to working capital of $6,131,178 for the prior year. The decrease in cash and cash equivalents was primarily related to cash used in operations, partially offset by proceeds from our financing activities. The decrease in working capital was a result of the increased expenditures incurred in the expansion of the pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer, as well as the ongoing Phase 3 clinical trial of SGX301 for the treatment of CTCL.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs and proceeds available from the FBR Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $2.97 million in active government contract funding still available as of December 31, 2019 to support our associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;

●	We plan to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	We have up to $0.9 million remaining from the FBR Sales Agreement as of March 23, 2020 under the prospectus supplement updated October 3, 2018; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the year ending December 31, 2020 to be approximately $9.4 million before any contract or grant reimbursements, of which $7.0 million relates to the Specialized BioTherapeutics business and $2.4 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements for the same period of approximately $2.5 million to offset research and development expenses in the Specialized BioTherapeutics and Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2019 and 2018:

	2019	2018
Research & Development Expenses
RiVax® & ThermoVax® Vaccines	$466,899	$448,039
SGX942 (Dusquetide)	5,550,746	3,834,306
SGX943	-	-
SGX301	1,620,707	2,026,442
Other	484,258	442,167
Total	8,122,610	6,750,954

Reimbursed under Government Contracts and Grants
RiVax® & ThermoVax® Vaccines	2,746,877	3,868,634
SGX942	412,572	342,604
SGX943	13,058	-
SGX301	394,908	386,477
Total	3,567,415	4,597,715
Grand Total	$11,690,025	$11,348,670

Contractual Obligations

We have licensing fee commitments of approximately $400,000 for the next four years for several licensing agreements with consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as our corporate headquarters. The rent for the first 12 months was approximately $11,367 per month, or approximately $22.00 per square foot. The rent increased to approximately $11,625 per month, or approximately $22.50 per square foot, for the 12 months beginning November 1, 2018 and increased to approximately $11,883 per month on November 1, 2019, or approximately $23.00 per square foot which rate will continue for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

On September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we initially paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based upon our stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of December 31, 2019, no milestone payments have been made or accrued. In March 2020, we issued 1,956,182 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $2.56) as a result of SGX301 demonstrating a statistically significant treatment response in the Phase 3 clinical trial.

In January 2020, our Board of Directors authorized an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock from 5,000 to 500,000, issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party.

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Licensing Fee	Property and Other Leases	Total
2020	$100,000	$127,377	$227,377
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$400,000	$133,785	$533,785

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-23 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 23, 2020:

Name	Age	Position
Christopher J. Schaber, PhD	53	Chairman of the Board, Chief Executive Officer and President
Gregg A. Lapointe, CPA, MBA	61	Director
Diane L Parks, MBA	67	Director
Mark Pearson	54	Director
Robert J. Rubin, MD	74	Director
Jerome B. Zeldis, MD, PhD	69	Director
Jonathan Guarino, CPA, CGMA	47	Chief Financial Officer, Senior Vice President and Corporate Secretary
Oreola Donini, PhD	48	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	68	Chief Medical Officer and Senior Vice President

Christopher J. Schaber, PhD has over 30 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also has served on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

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

Diane L. Parks, MBA has been a director since July 2019. From February 2016 until July 2018, she served as Head of U.S. Commercial and Senior Vice President of Marketing, Sales & Market Research at Kite Pharma, Inc., a biopharma company developing cancer immunotherapy products with a primary focus on genetically engineered autologous T cell therapy with chimeric antigen receptors. From October 2014 to October 2015, Ms. Parks served as Vice President of Global Marketing at Pharmacyclics LLC, a biopharmaceutical company primarily focused on the development of cancer therapies. Prior to Pharmacyclics LLC, Ms. Parks held senior leadership roles as Vice President of Sales for Amgen, Inc., a biopharmaceutical company, representing oncology and nephrology products, and Senior Vice President of Specialty Biotherapeutics and Managed Care at Genentech, Inc., a biotechnology company that discovers, develops, manufactures and commercializes medicines to treat patients with serious or life-threatening medical conditions that was acquired by Roche Holding AG in 2009. At Genentech, she led the launches of multiple products as well as commercial development of Lucentis® and Rituxan®. Since May 2019, she has been a member of the board of directors of Calliditas Therapeutics AB (publ), a biopharmaceutical company, the shares of which are traded on the Nasdaq Stockholm Exchange, that is developing and commercializing pharmaceutical products for patients with significant unmet medical needs in niche indications. Since July 2018, Ms. Parks has been a member of the board of managers of Healogix LLC, a global marketing research-based consultancy that helps pharmaceutical and biotechnology companies achieve successful product development and commercial clarity. Ms. Parks holds a BS from Kansas State University and an MBA in marketing from Georgia State University. She has been a commercial leader in the biotech and pharma industry for over 30 years. Ms. Parks was selected to serve as a member of our Board of Directors because of her over 30 years’ experience as a businesswoman and commercial executive with an extensive record of driving profitable growth for large pharmaceutical and biotech companies.

Mark Pearson has been a director since July 2018. In January 2017, Mr. Pearson founded and since inception has served as General Partner and CEO of Altamont Pharmaceutical Holdings, LLC, a privately-held investment company with over $100 million invested in more than 20 life science companies. In February 2008, Mr. Pearson co-founded and since inception has served as General Partner of Annex Ventures, LLC, a privately-held investment company providing financing and value-added services to individual entrepreneurs and start-up companies in the high-tech, biotechnology and medical device markets. Mr. Pearson is also the co-founder and vice-chairman of Drawbridge Realty Management, LLC a real estate development and investment company which owns over 4.5 million square feet of commercial real estate leased to technology and life science companies predominantly in the western U.S. Previously, Mr. Pearson was the co-founder and Managing Partner of CRESA Partners LLC, a 57-office national corporate real estate firm. Since February 2009, he has served on the Board of Trustees of The Scripps Research Institute. Mr. Pearson holds a Bachelor of Science degree in Economics from the University of San Francisco and a Master’s degree from the Stanford University Graduate School of Business. Mr. Pearson was selected to serve as a member of our Board of Directors because of his significant experience in the areas of corporate finance, business development and acquisitions and divestitures and his experience as an investor in the high-tech, biotechnology and medical device markets.

Robert J. Rubin, MD has been a director since October 2009. Dr. Rubin was a clinical professor of medicine at Georgetown University from 1995 until 2012 when he was appointed a Distinguished Professor of Medicine. From 1987 to 2001, he was president of the Lewin Group (purchased by Quintiles Transnational Corp. in 1996), an international health policy and management consulting firm. From 1994 to 1996, Dr. Rubin served as Medical Director of ValueRx, a pharmaceutical benefits company. From 1992 to 1996, Dr. Rubin served as President of Lewin-VHI, a health care consulting company. From 1987 to 1992, he served as President of Lewin-ICF, a health care consulting company. From 1984 to 1987, Dr. Rubin served as a principal of ICF, Inc., a health care consulting company. From 1981 to 1984, Dr. Rubin served as the Assistant Secretary for Planning and Evaluation at the Department of Health and Human Services and as an Assistant Surgeon General in the U.S. Public Health Service. Dr. Rubin has served on the Board of BioTelemetry, Inc. (formerly known as CardioNet, Inc.) since 2007. He is a board certified nephrologist and internist. Dr. Rubin received an undergraduate degree in Political Science from Williams College and his medical degree from Cornell University Medical College. Dr. Rubin was selected to serve as a member of our Board of Directors because of his vast experience in the health care industry, including his experience as a nephrologist, internist, clinical professor of medicine and Assistant Surgeon General, and his business experience in the pharmaceutical industry.

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

Jonathan Guarino, CPA, CGMA has been with our company since September 2019 and is currently our Senior Vice President and Chief Financial Officer. Mr. Guarino has had significant experience with both development-stage and commercial companies. From September 2016 to July 2019, he served as Corporate Controller for Hepion Pharmaceuticals, Inc. (formerly ContraVir Pharmaceuticals, Inc.), a New Jersey-based public biotechnology company, where he contributed to the establishment of the financial infrastructure, as well as assisted with capital fund-raising and debt financings. He worked as Controller for Suite K Value Added Services LLC from August 2015 to September 2016 and as a senior manager of technical accounting for Covance, Inc., from June 2014 to May 2015 Prior to these positions, he held accounting and finance positions of increasing importance with several companies, including PricewaterhouseCoopers LLP, BlackRock, Inc. and Barnes & Noble, Inc. Mr. Guarino is a CPA (certified public accountant) and CGMA (chartered global management accountant), who received his BS in Business from Montclair State University.

Oreola Donini, PhD, has been with our company since August 15, 2013 and is currently our Chief Scientific Officer and Senior Vice President, a position she has held since December 5, 2014. Dr. Donini served as our Vice President of Preclinical Research and Development from August 15, 2013 until December 4, 2014. She has more than 15 years’ experience in drug discovery and preclinical development with start-up biotechnology companies. From 2012 to 2013, Dr. Donini worked with ESSA Pharma Inc. as Vice President Research and Development. From 2004 to 2013, Dr. Donini worked with Inimex Pharmaceuticals Inc. (“Inimex”), lastly as Senior Director of Preclinical R&D from 2007-2013. Prior to joining Inimex, she worked with Kinetek Pharmaceuticals Inc., developing therapies for infectious disease, cancer and cancer supportive care. Dr. Donini is a co-inventor and leader of our SGX94 innate defense regulator technology, developed by Inimex and subsequently acquired by us. She was responsible for overseeing the manufacturing and preclinical testing of SGX94, which demonstrated efficacy in combating bacterial infections and mitigating the effects of tissue damage due to trauma, infection, radiation and/or chemotherapy treatment. These preclinical studies resulted in a successful Phase 1 clinical study and clearance of Phase 2 protocols for oral mucositis in head and neck cancer and acute bacterial skin and skin structure infections. While with ESSA Pharma Inc. as the Vice President of Research and Development, Dr. Donini led the preclinical testing of a novel N-terminal domain inhibitor of the androgen receptor for the treatment of prostate cancer. While with Kinetek Pharmaceuticals Inc., her work related to the discovery of novel kinase and phosphatase inhibitors for the treatment of cancer. Dr. Donini received her PhD from Queen’s University in Kinston, Ontario, Canada and completed her post-doctoral work at the University of California, San Francisco. Her research has spanned drug discovery, preclinical development, manufacturing and clinical development in infectious disease, cancer and cancer supportive care.

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

Mr. Lapointe, Ms. Parks, Mr. Pearson, Dr. Rubin, and Dr. Zeldis are independent and the Board of Directors believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of meetings of the Board of Directors, the independent directors hold executive sessions. Following an executive session of independent directors, the independent directors’ report back to the full Board of Directors regarding any specific feedback or issues, provide the Chairman with input regarding agenda items for Board of Directors and Committee meetings, and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. The Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

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
Gregg A. Lapointe, CPA
Diane L. Parks, MBA
Mark E. Pearson
Robert J. Rubin, MD
Jerome B. Zeldis, MD, PhD

– Committee Chair

– Member

Audit Committee

Our Board of Directors has an Audit Committee, which is comprised of Mr. Mr. Lapointe (Chair), Mr. Pearson and Dr. Rubin. The Audit Committee assists our Board of Directors in monitoring the financial reporting process, the internal control structure and the independent registered public accountants. Its primary duties are to serve as an independent and objective party to monitor the financial reporting process and internal control system, to review and appraise the audit effort of the independent registered public accountants and to provide an open avenue of communication among the independent registered public accountants, financial and senior management, and our Board of Directors. Our Board of Directors has determined that Mr. Lapointe, Mr. Pearson and Dr. Rubin are “independent” directors, within the meaning of applicable listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and the Exchange Act and the rules and regulations thereunder. Our Board of Directors has also determined that the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee and that Mr. Lapointe qualifies as an “audit committee financial expert” as that term is defined in the applicable regulations of the Exchange Act.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee (“Nominating Committee”), which is comprised of Dr. Zeldis (Chair), Mr. Lapointe and Ms. Parks. The Nominating Committee makes recommendations to the Board of Directors regarding the size and composition of our Board of Directors, establishes procedures for the nomination process, identifies and recommends candidates for election to our Board of Directors. Our Board of Directors has determined that Dr. Zeldis, Mr. Lapointe and Ms. Parks are “independent” directors, as such term is defined by the applicable Nasdaq listing standards.

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

Item 11. Executive Compensation

In 2018, in furtherance of our compensation philosophy and objectives, the Compensation Committee engaged the Setren Smallberg & Associates (“SS&A”), an outside executive compensation consulting firm determined to be independent by the Compensation Committee, to conduct a review of, and recommend changes to, our compensation program for our most highly compensated executive officers. A representative of SS&A attended Compensation Committee meetings at the invitation of the Compensation Committee Chairman and was also in direct contact with the Compensation Committee and company management from time to time. SS&A provided the Compensation Committee with assistance and advice in the review of our salary structure, annual and equity incentive awards and other related executive pay issues. In addition, SS&A provided advice regarding marketplace trends and best practices relating to competitive pay levels.

SS&A did not provide any services to us other than its services as the Compensation Committee’s independent compensation consultant, and SS&A did not receive any fees or compensation from us other than the fee it received as the independent compensation consultant. Except as described above, SS&A did not provide any services to us in 2018 or 2019. The Compensation Committee confirmed that SS&A’s work for the Compensation Committee did not create any conflicts of interest.

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2019 and 2018, respectively to our Chief Executive Officer and each of the three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J. Schaber (1)	CEO &	2019	$466,117	$111,868	$83,415	$26,749	$688,149
	President	2018	$452,541	$94,128	$39,142	$32,781	$618,592

Jonathan Guarino (2)	CFO &	2019	$68,750	$13,041	$32,255	$8,437	$122,483
	Senior VP

Karen Krumeich (3)	Former CFO &	2019	$163,555	$-	$-	$6,360	$169,915
	Senior VP	2018	$230,969	$40,604	$26,095	$11,324	$308,992

Oreola Donini (4)	CSO &	2019	$241,500	$47,817	$45,164	$4,619	$339,100
	Senior VP	2018	$230,000	$41,124	$26,095	$4,619	$301,838

Richard C. Straube (5)	CMO &	2019	$212,352	$30,090	$22,582	$13,636	$278,659
	Senior VP	2018	$329,521	$53,975	$26,095	$22,116	$431,707

(1)	Dr. Schaber deferred the payment of his 2019 bonus of $111,868 until January 15, 2020. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

(2)	Mr. Guarino deferred the payment of his 2019 bonus of $13,041 until January 15, 2020. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us. Mr. Guarino joined the Company on September 9, 2019.

(3)	Ms. Krumeich had zero deferred payments on bonus for 2019. Option awards figures include the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us. Effective September 6, 2019, Ms. Krumeich resigned from the Company.

(4)

Dr. Donini deferred the payment of her 2019 bonus of $47,817 until January 15, 2020. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

(5)	Dr. Straube deferred the payment of his 2019 bonus of $30,090 until January 15, 2020. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

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

In January 2020, our Board of Directors authorized an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock from 5,000 to 500,000, issuable to Dr. Schaber immediately prior to the completion of a transaction or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party.

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Schaber to $452,541. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Schaber to $466,117. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Schaber to $475,439.

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Vice President Preclinical Research & Development. Pursuant to the agreement, we have agreed to pay Dr. Donini $170,000 (CAD) per year and a targeted annual bonus of 20% of base salary. We also agreed to issue her options to purchase 40,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. In December 2014, Dr. Donini was named Chief Scientific Officer and Senior Vice President. Upon Dr. Donini’s promotion to Chief Scientific Officer, the Compensation Committee increased her targeted bonus to 30% of her annual base salary. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Donini to $230,000. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Donini to $241,500. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Donini to $248,745.

On June 16, 2016, we entered into a one-year employment agreement with Karen Krumeich, our former Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we agreed to pay Ms. Krumeich $222,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue her options to purchase 10,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Ms. Krumeich’s employment agreement automatically renewed each year, until Ms. Krumeich resigned from the Company effective September 6, 2019. On December 14, 2016, the Compensation Committee approved an increase in salary for Ms. Krumeich to $226,440. On December 7, 2017, the Compensation Committee approved an increase in salary for Ms. Krumeich to $230,969. On December 13, 2018, the Compensation Committee approved an increase in salary for Ms. Krumeich to $237,898.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 10,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. On March 26, 2019, we entered into an amendment to our employment agreement with Dr. Straube. Pursuant to the amended agreement, which amendment becomes effective as of April 1, 2019, Dr. Straube will be required to devote at least 20 hours per week to the performance of his duties and we will pay him $170,000 per year. The amended employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in the amended employment agreement, we would pay Dr. Straube one month of severance. No unvested options vest beyond the termination date. On December 7, 2017, the Compensation Committee approved an increase in salary for Dr. Straube to $329,521. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Straube to $339,407. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Straube to $173,400.

On September 9, 2019, we entered into a one-year employment agreement with Jonathan Guarino, CPA, CGMA, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we have agreed to pay Mr. Guarino $220,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 40,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Mr. Guarino’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Mr. Guarino’s employment agreement, we would pay Mr. Guarino three months of severance, accrued salary, bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2019, as adjusted for the reverse stock split of one-for-ten effective October 7, 2016. We have never issued Stock Appreciation Rights.

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	11,000	-	-	$46.40	6/30/2020
	11,219	-	-	$6.40	11/30/2021
	13,000	-	-	$6.80	12/04/2022
	10,000	-	-	$20.10	12/04/2023
	10,000	-	-	$15.00	12/04/2024
	14,000	-	-	$11.30	12/30/2025
	47,142	12,858	12,858	$2.01	12/06/2027
	30,000	30,000	30,000	$0.97	12/12/2028
	26,250	33,750	33,750	$0.96	01/01/2029
	15,000	45,000	45,000	$1.24	12/11/2029

Jonathan Guarino	12,500	27,500	27,500	$0.97	09/08/2029
	2,500	7,500	7,500	$1.24	12/11/2029

Oreola Donini	4,000	-	-	$15.60	8/14/2023
	2,000	-	-	$20.10	12/4/2023
	3,000	-	-	$15.00	12/4/2024
	7,000	-	-	$11.30	12/30/2025
	18,750	1,250	1,250	$2.67	3/30/2027
	26,254	8,746	8,746	$2.01	12/06/2027
	20,000	20,000	20,000	$0.97	12/13/2028
	15,000	45,000	45,000	$1.24	12/11/2029

Richard C. Straube	10,000	-	-	$20.10	1/06/2024
	5,000	-	-	$15.00	12/04/2024
	7,000	-	-	$11.30	12/30/2025
	18,750	1,250	1,250	$2.67	3/30/2027
	26,254	8,746	8,746	$2.01	12/06/2027
	20,000	20,000	20,000	$0.97	12/13/2028
	7,500	22,500	22,500	$1.24	12/11/2029

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the year ended December 31, 2019.

Name	Fees Earned Paid in Cash[1]	Option Awards[2]	Total
Gregg A. Lapointe	$49,864	$30,000	$79,864
Keith Brownlie	$37,663	$-	$37,663
Diane L. Parks	$18,410	$31,305	$49,715
Mark E. Pearson	$42,364	$30,000	$72,364
Robert J. Rubin	$52,500	$30,000	$82,500
Jerome B. Zeldis	$50,000	$30,000	$80,000

[1]	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees is paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly. During July 2019, Ms. Parks was selected by the Nominating Committee and elected by the Board as a Director. Mr. Brownlie elected not to stand for re-election to the Board of Directors for the Annual meeting held on September 27, 2019.

[2]	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 1,500 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of our stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 23, 2020, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned **	Percent of Class
Altamont Pharmaceutical Holdings, LLC (1)	2,500,000	9.70%
ACT Capital Management, LLLP (2)	1,506,500	5.80%
Christopher J. Schaber (3)	297,425	1.14%
Gregg A. Lapointe (4)	64,544	*
Diane L. Parks (5)	31,904	*
Mark E. Pearson (1)	2,534,928	9.82%
Robert J. Rubin (6)	67,818	*
Jerome B. Zeldis (7)	79,685	*
Jonathan Guarino (8)	18,125	*
Oreola Donini (9)	109,442	*
Richard Straube (10)	102,317	*
All directors and executive officers as a group (10 persons)	3,306,186	12.48%

(1)	Beneficial ownership for Mark E. Pearson and Altamont Pharmaceutical Holdings, LLC (“Altamont Pharmaceutical”), a company for which Mr. Pearson serves as general partner and chief executive officer, includes 2,330,000 shares of common stock purchased on July 2, 2018 in our registered direct offering, but does not include a warrant to purchase up to 932,000 shares of common stock held by Altamont Pharmaceutical. While the warrant currently is exercisable, it is subject to a blocker provision that prevents the holder from exercising the warrant if such holder would beneficially own in excess of 4.99% of the common stock following such exercise. Beneficial ownership for Mr. Pearson also includes an option to purchase 10,482 shares of common stock exercisable within 60 days of March 23, 2020. As general partner and chief executive officer of Altamont Pharmaceutical, Mr. Pearson exercises voting and dispositive control over the securities beneficially owned by Altamont Pharmaceutical, and therefore may be deemed to be the beneficial owner thereof; however, Mr. Pearson disclaims beneficial ownership of the securities beneficially owned by Altamont Pharmaceutical except to the extent of his pecuniary interest therein. The address of Altamont Pharmaceutical is 3031 Tisch Way, Suite 505, San Jose, CA 95128 and of Mr. Pearson is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(2)	On February 7, 2020, ACT Capital Management, LLLP, on behalf of itself and Amir L. Ecker and Carol G. Frankenfield, filed Amendment No. 4 to Schedule 13G with the SEC (as amended, the “Schedule 13G”). The Schedule 13G states that Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP and that investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The Schedule 13G indicates that (a) ACT Capital Management, LLLP has sole voting and dispositive power with respect to 277,500 shares and shared dispositive power with respect to 1,221,499 shares; (b) Amir L. Ecker has sole voting power with respect to 635,999 shares, shared voting power with respect to 358,999 shares and shared dispositive power with respect 1,221,499 shares and (c) Carol G. Frankenfield has shared voting power with respect to 377,500 shares and shared dispositive power with respect 1,221,499 shares. The address of the principal business office of ACT Capital Management, LLLP, Amir L. Ecker and Carol G. Frankenfield is 100 W. Lancaster Ave., Suite 110, Wayne, PA 19087.

(3)	Includes 53,095 shares of common stock owned by Dr. Schaber, options to purchase 224,575 shares of common stock exercisable within 60 days of March 23, 2020 and warrants to purchase up to 19,755 shares of common stock exercisable within 60 days of March 23, 2020. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(4)	Includes 7,379 shares of Common Stock and options to purchase 57,1657 shares of Common Stock exercisable within 60 days of March 23, 2020. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(5)	Includes 14,940 shares of Common Stock and options to purchase 16,964 shares of Common Stock exercisable within 60 days of March 23, 2020. The address of Ms. Parks is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(6)	Includes 4,385 shares of Common Stock, options to purchase 59,477 shares of Common Stock exercisable within 60 days of March 23, 2020, and warrants to purchase up to 3,956 shares of Common Stock exercisable within 60 days of March 23, 2020. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(7)	Includes 22,917 shares of Common Stock and options to purchase 56,768 shares of Common Stock exercisable within 60 days of March 23, 2020. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(8)	Includes options to purchase 18,125 shares of Common Stock owned by Mr. Guarino exercisable within 60 days of March 23, 2020. The address of Mr. Guarino is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(9)	Includes 102,317 options to purchase shares of Common Stock owned by Dr. Straube exercisable within 60 days of March 23, 2020. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(10)	Includes options to purchase 109,442 shares of Common Stock owned by Dr. Donini exercisable within 60 days of March 23, 2020. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

*	Indicates less than 1%.

**	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 23, 2020 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 25,778,431 shares of Common Stock outstanding as of March 23, 2020.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. In September 2013, our stockholders approved an amendment to the 2005 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan by 125,000 shares, bringing the total shares reserved for issuance under the plan to 300,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan (the “2015 Plan”), which was approved by stockholders on June 18, 2015. In June 2017, our stockholders approved an amendment to the 2015 Plan to increase the maximum number of shares of our Common Stock available for issuance under the plan to 600,000 shares. In September 2018, our stockholders approved a second amendment to the 2015 Plan to increase the maximum number of shares of our common stock available for issuance under the plan, bringing the total shares available for issuance under the plan to 1,000,000 shares. The following table provides information, as of December 31, 2019 with respect to options outstanding under our 2005 Equity Incentive Plan and our 2015 Plan. All share numbers in this paragraph and in the following table have been adjusted for the one-for-ten reverse stock split effective October 7, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	1,506,972	$3.77	663,709
Equity compensation plans not approved by security holders	-	-	-
Total	1,506,972	$3.77	663,709

[1]	Includes our 2005 Equity Incentive Plan and our 2015 Plan. Our 2005 Equity Incentive Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

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

We are party to a registration rights agreement with certain stockholders, including Altamont Pharmaceutical Holdings, LLC and ACT Capital Management, LLLP each of which beneficially owns 5% or more of the shares of our outstanding common stock. The agreement provides that the stockholders have the right to require that we register its shares under the Securities Act for sale to the public, subject to certain conditions. The stockholders also have piggyback registration rights, which means that, if not already registered, they have the right to include their shares in any registration that we effect under the Securities Act, subject to specified exceptions. We must pay all expenses incurred in connection with the exercise of these demand registration rights.

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

Other than as described above, the employment agreements and compensation paid to our directors, we did not engage in any transactions with related parties since January 1, 2018. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation”.

Director Independence

The Board of Directors has determined that Mr. Lapointe, Ms. Parks, Dr. Rubin, and Dr. Zeldis are “independent” as such term is defined by the applicable listing standards of Nasdaq. Our Board of Directors based this determination primarily on a review of the responses of the Directors to questionnaires regarding their employment, affiliations and family and other relationships.

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2019 and December 31, 2018 by EisnerAmper LLP.

	2019	2018
Audit fees	$146,490	$178,800
Tax fees	12,250	9,890
Other fees	-	-

Total	$158,740	$188,690

Audit Fees

This category includes the fees for the examination of our consolidated financial statements, review of our Annual Report on Form 10-K and quarterly reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees

This category relates to professional services for tax compliance, tax advice and tax planning.

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

(3) Exhibits:

2.1	Agreement and Plan of Merger, dated May 10, 2006 by and among the Company, Corporate Technology Development, Inc., Enteron Pharmaceuticals, Inc. and CTD Acquisition, Inc. (incorporated by reference to Exhibit 2.1 included in our Registration Statement on Form SB-2 (File No. 333-133975) filed on May 10, 2006).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2012).

3.2	By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003).

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2016).

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on October 7, 2016).

3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 14, 2017).

3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on September 28, 2018).

4.1	Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on December 16, 2016).

4.2	Representative’s Warrant (incorporated by reference to Exhibit 4.15 included in our Registration Statement on Form S-1 (File No. 333-214038) filed on November 14, 2016).

4.3	Form of Warrant to be issued to Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on October 31, 2017).

4.4	Form of Warrant to be issued to each investor in the June 2018 registered public offering Form of Warrant to (incorporated by reference to Exhibit 4.8 included in our Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-225226) filed on June 20, 2018).

4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.9 included in our Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-225226) filed on June 18, 2018).

4.6	Description of Securities. *

10.1	License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

10.2	2005 Equity Incentive Plan, as amended on September 25, 2013 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 30, 2013). **

10.3	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).

10.4	Form S-8 Registration of Stock Options Plan dated June 20, 2014 (incorporated by reference to our registration statement on Form S-8 filed on June 20, 2014).

10.5	Form S-8 Registration of Stock Options Plan dated December 11, 2015 (incorporated by reference to our registration statement on Form S-8 filed on December 14, 2015).

10.6	Employment Agreement dated December 27, 2007, between Christopher J. Schaber, PhD and the Company (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). **

10.7	Exclusive License Agreement dated November 24, 1998, between Enteron Pharmaceuticals, Inc. and George B. McDonald, MD and amendments (incorporated by reference to Exhibit 10.42 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009).

10.8	First Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).**

10.9	Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and the Company (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

10.10	Amendment No. 2 to the Collaboration and Supply Agreement between the Company, Enteron and Sigma-Tau dated as of December 20, 2012 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 27, 2012). †

10.11	Amendment to Exclusive License Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on December 27, 2012).

10.12	Amendment to Consulting Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on December 27, 2012).

10.13	Contract HHSO100201300023C dated September 18, 2013 between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.14	Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.15	Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014). **

10.16	Asset Purchase Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 5, 2014). †

10.17	Registration Rights Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 5, 2014).

10.18	Contract HHSN272201400039C dated September 17, 2014 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 23, 2014). †

10.19	Lease Agreement dated November 21, 2014, between the Company and CPP II, LLC (incorporated by reference to Exhibit 10.42 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.20	2015 Equity Incentive Plan, as amended on September 27. 2018 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 28, 2018).

10.21	At Market Issuance Sales Agreement dated August 11, 2017 between Soligenix, Inc. and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 included in our Quarter Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.22	Form of Registration Rights Agreement dated October 31, 2017 (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on October 31, 2017).

10.23	First Amendment to Employment Agreement dated as of April 1, 2019 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.**

10.24	Soligenix, Inc. 2015 Equity Incentive Plan, as amended on as amended on June 18, 2017 and September 27, 2018 and as proposed to be amended on September 6, 2019 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 11, 2019).

10.25	Employment Agreement dated as of September 6, 2019 between the Company and Jonathan L. Guarino (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on September 11, 2019).**

10.26	Second Amendment to Employment Agreement dated as of January 2, 2020, between Soligenix, Inc. and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on January 3, 2020).**

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 30, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive Officer and	March 30, 2020
Christopher J. Schaber, PhD	President (principal executive officer)

/s/ Gregg A. Lapointe	Director	March 30, 2020
Gregg A. Lapointe, CPA

/s/ Diane L. Parks	Director	March 30, 2020
Diane L. Parks, MBA

/s/ Mark Pearson	Director	March 30, 2020
Mark Pearson

/s/ Robert J. Rubin	Director	March 30, 2020
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 30, 2020
Jerome B. Zeldis, MD, PhD

/s/ Jonathan Guarino	Chief Financial Officer, Senior Vice President, and	March 30, 2020
Jonathan Guarino, CPA, CGMA	Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2019 and 2018

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,420,708	$8,983,717
Contracts and grants receivable	1,018,835	1,201,715
UK research and development incentives receivable	444,043	-
Prepaid expenses and other current assets	609,739	157,278
Total current assets	7,493,325	10,342,710
Security deposit	22,757	22,734
Office furniture and equipment, net	36,093	19,634
Deferred issuance costs	39,324	59,761
Intangible assets, net	19,699	46,863
Right-of-use lease assets	125,412	-
Other assets	38,750	-
Total assets	$7,775,360	$10,491,702

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,735,442	$2,126,215
Accrued expenses	3,157,386	1,790,689
Accrued compensation	298,173	294,628
Lease liabilities - current	121,075	-
Total current liabilities	6,312,076	4,211,532
Non-current liabilities:
Lease liabilities, net of current	6,149	-
Total liabilities	6,318,225	4,211,532
Commitments and contingencies
Shareholders’ equity:
Preferred stock: 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 21,753,124 and 17,682,839 shares issued and outstanding at December 31, 2019 and 2018, respectively	21,753	17,683
Additional paid-in capital	177,006,004	172,436,176
Accumulated other comprehensive loss	(45,010)	(3,669)
Accumulated deficit	(175,525,612)	(166,170,020)
Total shareholders’ equity	1,457,135	6,280,170
Total liabilities and shareholders’ equity	$7,775,360	$10,491,702

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2019	2018
Revenues:
Contract revenue	$3,215,639	$3,965,496
Grant revenue	1,414,277	1,275,952
Total revenues	4,629,916	5,241,448
Cost of revenues	(3,567,415)	(4,597,715)
Gross profit	1,062,501	643,733
Operating expenses:
Research and development	8,122,610	6,750,954
General and administrative	3,480,912	2,951,760
Total operating expenses	11,603,522	9,702,714
Loss from operations	(10,541,021)	(9,058,981)
Other income:
Foreign currency transaction (loss)/gain	(7,809)	437
Interest income	148,968	158,569
UK research and development incentives	433,594	-
Net loss before income taxes	(9,966,268)	(8,899,975)
Income tax benefit	610,676	-
Net loss	$(9,355,592)	$(8,899,975)
Basic and diluted net loss per share	$(0.48)	$(0.68)
Basic and diluted weighted average common shares outstanding	19,376,508	13,178,154

 The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2019 and 2018

	2019	2018
Net loss	$(9,355,592)	$(8,899,975)
Other comprehensive loss:
Foreign currency translation adjustments	(41,341)	(3,669)
Comprehensive loss	$(9,396,933)	$(8,903,644)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, December 31, 2017	8,730,640	$8,731	$163,581,026	$-	$(157,270,045)	$6,319,712
Issuance of common stock pursuant to Lincoln Park Equity Line	20,161	20	38,380	-	-	38,400
Issuance of common stock in public offering	8,932,038	8,932	8,628,014	-	-	8,636,946
Costs associated with public offering	-	-	(192,130)	-	-	(192,130)
Share-based compensation expense	-	-	380,886	-	-	380,886
Foreign currency translation adjustment	-	-	-	(3,669)	-	(3,669)
Net loss	-	-	-	-	(8,899,975)	(8,899,975)
Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$(3,669)	$(166,170,020)	$6,280,170
Issuance of common stock pursuant to FBR At-the-Market Sales Agreement	3,824,585	3,824	4,138,632	-	-	4,142,456
Cost associated with issuance of common stock	-	-	(152,517)	-	-	(152,517)
Issuance of common stock to vendors	245,700	246	205,492			205,738
Exercise of common stock options	-	-	1,882	-	-	1,882
Share-based compensation expense	-	-	376,339	-	-	376,339
Foreign currency translation adjustment	-	-	-	(41,341)	-	(41,341)
Net loss	-	-	-	-	(9,355,592)	(9,355,592)
Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2019	2018
Operating activities:
Net loss	$(9,355,592)	$(8,899,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	54,450	44,060
Noncash lease expense	123,110	-
Share-based compensation	376,339	380,886
Issuance of common stock for services	159,238	-
(Gain) loss on disposition of office furniture	(3,843)	1,483
Change in operating assets and liabilities:
Contracts and grants receivable	182,880	(275,464)
Prepaid expenses and other current assets	(452,255)	105,976
Security deposit	(23)	-
UK research and development incentives receivable	(444,043)	-
Tax receivable	-	416,810
Operating lease liability	(121,938)	-
Accounts payable and accrued expenses	1,968,565	1,019,984
Accrued compensation	3,545	(38,391)
Total adjustments	1,846,025	1,655,344
Net cash used in operating activities	(7,509,567)	(7,244,631)

Investing activities:
Purchases of office furniture and equipment	(30,209)	(1,925)
Proceeds from sale of office furniture	5,500	1,000
Net cash used in investing activities	(24,709)	(925)

Financing activities:
Proceeds from issuance of common stock and warrants pursuant to public and private offerings	-	8,636,946
Stock issuance costs associated with public and private offerings		(251,891)
Proceeds from issuance of common stock pursuant to FBR At-the-Market Sales Agreement	4,142,456	-
Costs associated with issuance of common stock	(132,080)	-
Proceeds from issuance of common stock pursuant to the equity line	-	38,400
Proceeds from the exercises of stock options	1,882	-
Principal repayment – financing lease	(6,803)	-
Net cash provided by financing activities	4,005,455	8,423,455
Effect of exchange rate on cash and cash equivalents	(34,188)	(3,669)
Net (decrease) increase in cash and cash equivalents	(3,563,009)	1,174,230
Cash and cash equivalents at beginning of year	8,983,717	7,809,487
Cash and cash equivalents at end of year	$5,420,708	$8,983,717
Supplemental information:
Cash paid for state income taxes	$11,132	$2,580
Cash paid for lease liabilities:
Operating lease:	140,017	-
Financing lease:	8,544	-
Non-cash investing and financing activities:
Right-of use assets and lease liabilities recognized on January 1, 2019	255,965	-
Deferred issuance cost reclassified to additional-paid-in capital	33,535	-
Issuance of restricted common stock to vendor for website development costs	46,500	-
Issuance of common stock to vendor included in prepaid expenses	2,550	-

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States (“U.S.”) Food and Drug Administration (the “FDA”) regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2019, the Company had an accumulated deficit of $175,525,612. During the year ended December 31, 2019, the Company incurred a net loss of $9,355,592 and used $7,509,567 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. From January 1, 2020 through March 23, 2020, the Company sold 1,732,115 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $2.30 per share. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc. (“FBR”), management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of December 31, 2019, the Company had cash and cash equivalents of $5,420,708 as compared to $8,983,717 as of December 31, 2018, representing a decrease of $3,563,009 or 40%. As of December 31, 2019, the Company had working capital of $1,181,249, as compared to working capital of $6,131,178 for the prior year, representing a decrease of $4,949,929. The decrease in cash and cash equivalents was primarily the result of the use of cash to fund operations partially offset by the proceeds raised by the Company’s financing activities. The decrease in working capital was primarily related to the expenditures incurred in the expansion of the pivotal Phase 3 trial of SGX942 in addition to the ongoing expenditures incurred in the pivotal Phase 3 clinical trial of SGX301.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, continue to explore partnership and commercialization while pursuing New Drug Application filing;

●	Following positive interim analysis, complete enrolment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $2.97 million in active government contract and grant funding still available as of December 31, 2019 to support its associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that we can consummate such transactions;

●	The Company has up to $0.9 million remaining from the FBR Sales Agreement as of March 23, 2020 under the prospectus supplement updated October 3, 2018; and

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the years ended December 31, 2019 or 2018.

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owns 5% or more of the Company’s shares of common stock, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs”, which was reported in other assets in the consolidated balance sheet as of December 31, 2019. Beginning in the quarter ending September 30, 2019, the Company is amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for 2019 was $7,750 and accumulated amortization was $7,750 as of December 31, 2019.

Impairment of Long-Lived Assets

Office furniture and equipment, website development costs and intangible assets with finite lives are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgment.

The Company did not record any impairment of long-lived assets for the years ended December 31, 2019 or 2018.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, contracts and grants receivable, tax receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of stock options, restricted stock, deferred stock and unrestricted stock to our employees and non-employees (including consultants). The shares issued under the 2015 Plan are registered on Form S-8 (SEC File No. 333-208515). However, as shares of common stock are not covered by a reoffer prospectus, the certificates reflecting such shares reflect a Securities Act of 1933, as amended restrictive legend. In June 2018, the FASB amended the accounting for share-based compensation issued to nonemployees in ASU 2018-07. Under the revised guidance, the scope of FASB ASC 718 was expanded to include share-based payments issued to nonemployees, supersedes FASB ASC 505-50 and generally aligns the accounting for awards issued to nonemployees to the accounting for employee awards. The Company adopted the new guidance effective January 1, 2019, and in accordance with the new guidance, stock compensation expense for equity-classified awards to nonemployees is measured on the date of grant and is recognized when the services are performed. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements.

The fair value of options issued during the years ended December 31, 2019 and 2018 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility of 83% - 93% for 2019 and 91% - 94% for 2018; and

●	risk-free interest rates ranging from 1.44% to 2.50% in 2019 and 2.68% to 2.93% in 2018.

The fair value of each option grant made during 2019 and 2018 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation rateably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. In 2019 and 2018, the Company recognized foreign currency transaction loss and gain of $7,809 and $437, respectively, in its consolidated statements of operations and a foreign currency translation loss of $45,010 and $3,669 as CTA in its consolidated balance sheets, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No current or deferred income taxes have been provided through December 31, 2019 due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2019 and 2018. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2019 and 2018.

Research and Development Incentive Income and Receivable

The Company recognizes other income from United Kingdom research and development incentives when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The small or medium sized enterprise (“SME”) research and development tax relief program supports companies that seek to research and develop an advance in their field and is governed through legislative law by HM Revenue & Customs as long as specific eligibility criteria are met.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the SME research and development tax relief program described above. At each period end management estimates the refundable tax offset available to the Company based on available information at the time. As the tax incentives may be received without regard to an entity’s actual tax liability, they are not subject to accounting for income taxes. As a result, amounts realized under the SME R&D tax relief scheme are recorded as a component of other income.

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of approximately $444,000 as of December 31, 2019 in the consolidated balance sheet and approximately $434,000 in other income in the consolidated statement of operations for the year then ended related to the SME research and development tax relief program.

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

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Common stock purchase warrants	6,192,711	6,303,643
Stock options	1,506,972	1,022,095
Total	7,699,683	7,325,738

The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2019 were $3.77 and $2.88 per share, respectively.

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

Accounting for Leases

On January 1, 2019, the Company adopted FASB ASU No. 2016-02, “Leases” (Topic 842) (the “Lease Standard”), a new standard which requires all leases with terms longer than 12 months be recognized by the lessee on its balance sheet as a right-of-use lease asset and a corresponding lease liability, including leases currently accounted for as operating leases, and key information about leasing arrangements to be disclosed.

The Company adopted the Lease Standard under the alternative transition method permitted by ASU 2018-11. This transition method allowed the Company to initially apply the requirements of the Lease Standard at the adoption date, versus at the beginning of the earliest period presented. The Company elected the transition package of practical expedients, which permits not separating lease and non-lease components for all of its leases and the short-term lease recognition exemption for all of its leases that qualify; however, it did not elect the use of hindsight practical expedient.

As a result of the adoption of the Lease Standard, the Company classified a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copier machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use lease assets and lease liabilities accordingly. As of December 31, 2019, the Company’s consolidated balance sheet included a right-of-use lease asset of $112,387 for the office space and $13,025 for the copier machine. Lease liabilities in the Company’s consolidated balance sheet included corresponding lease liabilities of $113,559 and $13,665, respectively. During the year ended December 31, 2019, the Company recognized lease expense of $141,191 for the operating lease, in addition to amortization expense of $7,443 and interest expense of $1,741 for the financing lease in the Company’s consolidated statement of operations.

The following represent a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements upon adoption:

	Operating Lease	Financing Lease
Contractual cash payments for the remaining lease term as of January 1, 2019:
2019	$140,016	$8,544
2020	118,830	8,544
2021	-	6,408
Total	$258,846	$23,496
Discount rate applied	10%	10%
Present value of contractual cash payments for the remaining lease term as of January 1, 2019	$235,497	$20,468

Right-of-use lease asset:
Right-of-use lease asset, January 1, 2019	$235,497	$20,468
Less: reduction/amortization	123,110	7,443
Right-of-use lease asset, December 31, 2019	$112,387	$13,025

Lease liability:
Lease liability, January 1, 2019	$235,497	$20,468
Less: repayments	121,938	6,803
Lease liability, December 31, 2019	$113,559	$13,665

Lease expenses for the year ending December 31, 2019:
Lease expense	$141,191	$-
Amortization expense	-	7,443
Interest expense	-	1,741
Total	$141,191	$9,184

Contractual cash payments for the remaining lease term as of December 31, 2019:
2020	$118,833	$8,544
2021	-	6,408
Total	$118,833	$14,952
Remaining lease term (months) as of December 31, 2019	10	21

The following disclosure as of December 31, 2018 continues to be in accordance with ASC 840. Future minimum lease payments for operating leases at December 31, 2018 was as follows:

Year	Total
2019	$148,561
2020	127,377
2021	4,984
Total	$280,922

Rent expense under ASC 840 for the year ended December 31, 2018 was $145,449.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
December 31, 2019
Licenses	$462,234	$442,535	$19,699
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,335,720	$19,699
December 31, 2018
Licenses	$462,234	$415,371	$46,863
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,308,556	$46,863

Amortization expense was $27,164 and $27,089 in 2019 and 2018, respectively.

Based on the balance of licenses and patents at December 31, 2019, future annual amortization expense is expected to be $19,699 during the year ending December 31, 2020.

License fees and royalty payments are expensed annually as incurred, as the Company does not attribute any future benefits of such payments.

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	As of December 31,
	2019	2018
Clinical trial expenses	$3,020,030	$1,633,713
Other	137,356	156,976
Total	$3,157,386	$1,790,689

Note 5. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Federal	$-	$-
Foreign	-	-
State	(610,676)	-
Income tax benefit	$(610,676)	$-

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carry forwards	$23,936,000	$22,996,000
Orphan drug and research and development credit carry forwards	8,315,000	8,333,000
Equity based compensation	1,331,000	1,331,000
Intangibles	1,051,000	1,164,000
Total	34,633,000	33,824,000
Valuation allowance	(34,633,000)	(33,824,000)
Net deferred tax assets	$-	$-

The Company had gross NOLs at December 31, 2019 of approximately $107,767,000 for federal tax purposes, approximately $16,180,000 for state tax purposes and approximately $815,000 for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has $8,315,000 of various tax credits which expire from 2020 to 2037. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2019, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $610,676 of income tax benefit, net of transaction costs. The Company has not yet sold its 2018 or 2019 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Federal tax at statutory rate	(21.0)%	(21.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(8.8)	(12.5)
Foreign tax rate difference	0.3	0.2
Orphan drug and research and development credits	1.8	1.1
Permanent differences	2.1	0.9
Foreign NOL adjustments	2.5	-
Expiration of tax attributes	8.8	8.4
Change in valuation allowance	8.3	22.9
Income tax benefit	(6.0)%	-%

Note 6. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2019:

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

●

On June 28, 2019, the Company issued 78,338 shares of restricted common stock to Altamont, a company which owns 5% or more of the Company’s shares of common stock, as reimbursement for its cost incurred related to the re-development of the Company’s website and partial consideration for its service performed. The fair value of the shares was $0.71 per share.

●	During the quarter ended March 31, 2019, the Company issued 446,369 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.17 per share.

●	During the quarter ended June 30, 2019, the Company issued 414,983 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $0.77 per share.

●	During the quarter ended September 30, 2019, the Company issued 1,667,698 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.03 per share.

●	During the quarter ended December 31, 2019, the Company issued 1,295,535 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.23 per share.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2018:

●	On February 21, 2018, the Company issued 10,083 shares of common stock pursuant to the equity line with Lincoln Park Capital Fund, LLC (“Lincoln Park”);

●	On April 6, 2018, the Company issued 10,078 shares of common stock under the equity line with Lincoln Park;

●	On July 2, 2018, the Company closed an underwritten public offering of 7,766,990 shares of its common stock and warrants to purchase 3,106,796 shares of common stock at a combined offering price of $1.03;

●	On July 9, 2018, the underwriter for the Company’s underwritten public offering exercised the over-allotment option to purchase 1,165,048 additional shares of common stock and warrants to purchase 466,019 shares of common stock at a combined offering price of $1.03.

All issuances of the Company’s common stock for the years ended December 31, 2019 described above, other than shares issued under the FBR Sales Agreement, were issued under the 2015 Plan and are registered on a Registration Statement on Form S-8 (SEC File No. 333-208515). However, as shares of common stock are not covered by a reoffer prospectus, the certificates evidencing such shares reflect a Securities Act of 1933, as amended, restrictive legend.

Lincoln Park Equity Line

In March 2016, the Company entered into a common stock purchase agreement with Lincoln Park. The Lincoln Park equity facility allows the Company to require Lincoln Park to purchase up to 10,000 shares (“Regular Purchase”) of the Company’s common stock every two business days, up to an aggregate of $12.0 million over approximately a 36-month period with such amounts increasing as the quoted stock price increases. In addition to the Regular Purchase and provided that the closing price of the common shares is not below $7.50 on the purchase date, the Company in its sole discretion may direct Lincoln Park on each purchase date to purchase on the next stock trading day (“Accelerated Purchase Date”) additional shares of Company stock up to the lesser of (i) three times the number of shares purchased following a Regular Purchase or (ii) 30% of the trading volume of shares traded on the Accelerated Purchase Date at a price equal to the lesser of the closing sale price on the Accelerated Purchase Date or 95% of the Accelerated Purchase Date’s volume weighted average price. The common stock purchase agreement with Lincoln Park expired on March 31, 2019, and any issuable amounts of common stock remaining at the expiration date were forfeited.

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

On August 11, 2017, the Company filed a prospectus supplement for the sale of up to $4.8 million of shares of common stock pursuant to the FBR Sales Agreement, and the Company sold an aggregate of approximately $1 million of shares thereunder. On October 3, 2018, the Company filed an updated prospectus supplement with the SEC and may offer and sell shares of the Company’s common stock pursuant to the FBR Sales Agreement having an aggregate offering price of up to $9.0 million, from time to time. The prospectus supplement filed on October 3, 2018, supersedes the prospectus supplement dated August 11, 2017, and no additional shares will be offered or sold pursuant to the prospectus supplement dated August 11, 2017. As of March 23, 2020, there was $0.9 million available for the sale of common stock under the FBR Sales Agreement.

Note 7. Related Party Transaction

In February 2019, Altamont, a company which owns 5% or more of the Company’s shares of common stock, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company issued 78,338 shares of common stock of the Company, including 65,493 shares with a fair value of $46,500 to Altamont as reimbursement for the website development costs incurred by Altamont on behalf of the Company. In accordance with FASB ASC 350-50 “Accounting for Web Site Development Cost”, the Company has capitalized the value of these shares as website development costs of $46,500, which was included in other assets with a carrying value of $38,750, net of amortization, in the accompanying consolidated balance sheet as of December 31, 2019. The balance of 12,845 shares with a fair value of $9,120 was issued to Altamont as consideration for its contractual investor relation and web hosting services, $6,570 of which was expensed during the year ended December 31, 2019. The remaining balance of $2,550 is included in prepaid expenses and other current assets as of December 31, 2019.

Note 8. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”) was replaced by the 2015 Plan, which was approved in June 2015. No securities are available for future issuance under the 2005 Plan. As of December 31, 2019, approximately 663,700 shares are available for grants under the 2015 Plan, and are divided into four separate equity programs:

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

4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

Shares available for grant under the 2015 Plan were as follows:

Shares available for grant at January 1, 2019	153,149
Increase in shares available for grant	1,000,000
Options granted	(596,740)
Options forfeited	107,300
Shares available for grant at December 31, 2019	663,709

Activity under the 2005 Plan and the 2015 Plan for the years ended December 31, 2019 and 2018 was as follows:

		Weighted Average
	Options	Options Exercise Price
Balance outstanding at December 31, 2017	785,655	$7.15
Granted	370,420	1.14
Forfeited	(133,980)	4.66
Balance outstanding at December 31, 2018	1,022,095	$5.32
Granted	596,740	1.09
Forfeited	(111,863)	3.27
Balance outstanding at December 31, 2019	1,506,972	$3.77

As of December 31, 2019, there were 908,178 options exercisable with a weighted average exercise price of $5.49 and a weighted average remaining contractual term of 7.34 years. As of December 31, 2019, there were 1,506,972 options outstanding with a weighted average exercise price of $3.77 and remaining term of 8.17 years.

The Company awarded 596,740 and 370,420 stock options during the years ended December 31, 2019 and 2018, respectively, which had a weighted average grant date fair value per share of $0.68 and $0.77, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2019 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.71-$17.20	8.46	1,431,154	832,360
$20.00-$39.80	3.76	50,830	50,830
$41.00-$48.00	0.66	24,988	24,988
Total	8.17	1,506,972	908,178

The Company’s share-based compensation expense for the years ended December 31, 2019 and 2018 was recognized as follows:

Share-based compensation	2019	2018
Research and development	$143,217	$174,877
General and administrative	233,122	206,009
Total	$376,339	$380,886

At December 31, 2019, the total compensation cost for stock options not yet recognized was approximately $493,000 and will be expensed over the next three years.

Warrants to Purchase Common Stock

On April 1, 2018, warrants to purchase 10,000 shares of the Company’s common stock were issued to a third party consultant in Europe. The warrants are exercisable upon the achievement of specified performance milestones at a per share price of $1.95 for a five-year period from issuance. As of December 31, 2019, warrants to purchase 10,000 shares of common stock were exercisable and compensation expense was recognized.

On July 2, 2018, the Company closed an underwritten public offering of 7,766,990 shares of its common stock and exercisable warrants to purchase up to an aggregate of 3,106,796 shares of its common stock at a combined offering price of $1.03. In addition, at the closing the underwriters exercised the over-allotment option to purchase 1,165,048 additional shares of common stock and warrants to purchase up to 466,019 shares of common stock at a combined offering price of $1.03. The warrants have a per share exercise price of $2.25 and will expire 42 months from the date of issuance. On July 9, 2018, warrants to purchase 155,340 shares of the Company’s common stock were issued to representatives of the underwriters of the offering. The warrants are exercisable at a per share price of $1.13 and are exercisable twelve months from the effective date of the offering and will expire 42 months from the exercisable date. From January 1, 2020 through March 23, 2020, the Company issued 304,615 shares of common stock from the exercise of warrants issued in this public offering at an exercise price of $2.25.

Warrant activity for the years ended December 31, 2019 and 2018 was as follows:

	Warrants	Weighted Average Exercise Price
Balance at December 31, 2017	2,577,238	$4.38
Granted	3,738,155	2.20
Exercised	-	-
Expired	(11,750)	1.64
Balance at December 31, 2018	6,303,643	$3.09
Granted	-	-
Exercised	-	-
Expired	(110,932)	14.80
Balance at December 31, 2019	6,192,711	$2.88

The remaining life, by grant date, for outstanding warrants at December 31, 2019 was:

Grant Date	Exercise Price	Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
12/16/2016	$3.95	1.96	2,403,405	2,403,405
11/3/2017	$2.50	2.83	51,151	51,151
4/1/2018	$1.95	3.24	10,000	10,000
7/2/2018	$2.25	2.01	3,572,815	3,572,815
7/9/2018	$1.13	2.99	155,340	155,340
Total	$2.88	2.02	6,192,711	6,192,711

Note 9. Concentrations

At December 31, 2019 and 2018, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 10. Commitments and Contingencies

The Company has commitments of approximately $400,000 at December 31, 2019 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. In June 2018, the Company paid approximately $197,000 in milestone payments.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as the Company’s corporate headquarters. The rent for the first 12 months was approximately $11,367 per month, or approximately $22.00 per square foot. The rent increased to approximately $11,625 per month, or approximately $22.50 per square foot, for the 12 months beginning November 1, 2018 and increased beginning November 1, 2019 to approximately $11,883 per month, or approximately $23.00 per square foot, which rate will continue for the remainder of the lease.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $10.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2019, no milestone or royalty payments have been paid or accrued. See Note 12. Subsequent Events.

In January 2020, the Company’s Board of Directors authorized the amendment of Dr. Schaber’s employment agreement to increase the number of shares of the Company’s common stock from 5,000 to 500,000 issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party.

As a result of the above agreements, the Company has future contractual obligations over the next four years as follows:

Year	Research and Development	Property and Other Leases	Total
2020	$100,000	$127,377	$227,377
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
Total	$400,000	$133,785	$533,785

Based on the current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, there could be additional repercussions to the Company’s operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

The future impact of the outbreak is highly uncertain and cannot be predicted, and the Company cannot provide any assurance that the outbreak will not have a material adverse impact on the Company’s operations or future results or filings with regulatory health authorities. The extent of the impact to the Company, if any, will depend on future developments, including actions taken to contain the coronavirus.

Note 11. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended December 31,
	2019	2018
Revenues
Public Health Solutions	$3,402,014	$4,156,641
Specialized BioTherapeutics	1,227,902	1,084,807
Total	$4,629,916	$5,241,448

Income (Loss) from Operations
Public Health Solutions	$153,969	$(237,640)
Specialized BioTherapeutics	(6,738,284)	(5,439,294)
Corporate	(3,956,706)	(3,382,047)
Total	$(10,541,021)	$(9,058,981)

Amortization and Depreciation Expense
Public Health Solutions	$17,507	$17,951
Specialized BioTherapeutics	18,122	21,018
Corporate	18,821	5,091
Total	$54,450	$44,060

Other Income, Net
Specialized BioTherapeutics	$425,785	-
Corporate	148,968	159,006
Total	$574,753	$159,006

Share-Based Compensation
Public Health Solutions	$36,003	$57,307
Specialized BioTherapeutics	107,214	117,570
Corporate	233,122	206,009
Total	$376,339	$380,886

	As of December 31,
	2019	2018
Identifiable Assets
Public Health Solutions	$1,018,673	$1,181,114
Specialized BioTherapeutics	41,705	78,336
Corporate	6,714,983	9,232,252
Total	$7,775,360	$10,491,702

Note 12. Subsequent Events

Sales Pursuant to our FBR At Market Issuance Sales Agreement

From January 1, 2020 through March 23, 2020, the Company issued 1,732,115 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $2.30 per share.

Exercise of Warrants from the July 2, 2018 Public Offering

From January 1, 2020 through March 23, 2020, the Company issued 304,615 shares of common stock from the exercise of warrants issued in the July 2, 2018 public offering at an exercise price of $2.25.

Hy Biopharma Milestone Payment

On September 3, 2014, the Company entered into an Asset Purchase Agreement (“APA”) with Hy Biopharma, pursuant to which the Company acquired certain tangible and intangible assets, properties and rights of Hy Biopharma related to the development of Hy Biopharma’s synthetic hypericin product, which the Company refers to as SGX301. Pursuant to the APA, the Company is required to issue Hy Biopharma shares of common stock upon the achievement of certain milestones, including if the Company’s Phase 3 clinical trial of SGX301 is successful in demonstrating efficacy and safety in the CTCL patient population.

On March 17, 2020, the Company determined the Phase 3 clinical trial of SGX301 to be successful in the treatment of CTCL. Accordingly, the Company issued 1,956,182 shares of common stock to Hy Biopharma as payment for achieving such milestone under the APA. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the APA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Soligenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the ’‘financial statements’’). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.

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

March 30, 2020