Form 10-Q
period 2020-03-31
SOLIGENIX, INC.
filed 2020-05-15
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 8, 2020, 26,576,676 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,203,376	$5,420,708
Contracts and grants receivable	841,368	1,018,835
Research and development incentives receivable	415,932	444,043
Income tax receivable	836,893	-
Prepaid expenses and other current assets	271,879	609,739
Total current assets	9,569,448	7,493,325
Security deposit	22,757	22,757
Office furniture and equipment, net	38,123	36,093
Deferred issuance costs	21,894	39,324
Intangible assets, net	12,908	19,699
Right-of-use lease assets	90,821	125,412
Research and development incentives receivable	56,850	-
Other assets	34,873	38,750
Total assets	$9,847,674	$7,775,360
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,870,672	$2,735,442
Accrued expenses	3,326,356	3,157,386
Accrued compensation	43,690	298,173
Lease liabilities - current	88,180	121,075
Total current liabilities	6,328,898	6,312,076
Non-current liabilities:
Lease liabilities, net of current	4,150	6,149
Total liabilities	6,333,048	6,318,225
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 25,778,431 shares and 1,753,124 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	25,778	21,753
Additional paid-in capital	186,624,561	177,006,004
Accumulated other comprehensive loss	(28,767)	(45,010)
Accumulated deficit	(183,106,946)	(175,525,612)
Total shareholders’ equity	3,514,626	1,457,135
Total liabilities and shareholders’ equity	$9,847,674	$7,775,360

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019

Revenues:
Contract revenue	$845,185	$639,558
Grant revenue	79,367	505,230
Total revenues	924,552	1,144,788
Cost of revenues	(829,506)	(927,924)
Gross profit	95,046	216,864
Operating expenses:
Research and development	2,700,171	1,642,718
General and administrative	868,667	874,209
Research and development expense - milestone	5,000,000	-
Total operating expenses	8,568,838	2,516,927
Loss from operations	(8,473,792)	(2,300,063)
Foreign currency transaction (loss)/gain	(23,232)	5,007
Interest income	21,947	44,753
Research and development incentives	56,850	-
Net loss before income taxes	(8,418,227)	(2,250,303)
Income tax benefit	836,893	610,676
Net loss	$(7,581,334)	$(1,639,627)
Basic and diluted net loss per share	$(0.32)	$(0.09)
Basic and diluted weighted average common shares outstanding	23,404,920	18,078,951

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019

Net loss	$(7,581,334)	$(1,639,627)
Other comprehensive loss:
Foreign currency translation adjustments	16,243	649
Comprehensive loss	$(7,565,091)	$(1,638,978)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated
	Shares	Par Value	Capital	loss	Deficit	Total

Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	1,732,115	1,732	3,987,494	-	-	3,989,226
Issuance costs associated with FBR At Market Issuance Sales Agreement	-	-	(174,721)	-	-	(174,721)
Issuance of common stock for milestone	1,956,182	1,956	4,998,044	-	-	5,000,000
Issuance of common stock to vendor	30,000	30	58,970	-	-	59,000
Exercise of common stock options	2,189	2	-	-	-	2
Exercise of warrants	304,821	305	685,079	-	-	685,384
Share-based compensation expense	-	-	63,691	-	-	63,691
Foreign currency translation adjustment	-	-	-	16,243	-	16,243
Net loss	-	-	-	-	(7,581,334)	(7,581,334)
Balance, March 31, 2020	25,778,431	$25,778	$186,624,561	$(28,767)	$(183,106,946)	$3,514,626

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated
	Shares	Par Value	Capital	loss	Deficit	Total

Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$(3,669)	$(166,170,020)	$6,280,170
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	446,369	446	522,137	-	-	522,583
Issuance costs associated with FBR At Issuance Market Sales Agreement	-	-	(19,382)	-	-	(19,382)
Issuance of common stock to vendor	60,000	60	57,540	-	-	57,600
Share-based compensation expense	-	-	79,573	-	-	79,573
Foreign currency translation adjustment	-	-	-	649	-	649
Net loss	-	-	-	-	(1,639,627)	(1,639,627)
Balance, March 31, 2019	18,189,208	$18,189	$173,076,044	$(3,020)	$(167,809,647)	$5,281,566

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2020	2019
Operating activities:
Net loss	$(7,581,334)	$(1,639,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	17,646	11,920
Non-cash lease expenses	32,731	29,652
Share-based compensation	63,691	79,573
Issuance of common stock for milestone	5,000,000	-
Issuance of common stock for services	59,000	57,600
Change in operating assets and liabilities:
Contracts and grants receivable	177,467	96,358
Prepaid expenses and other current assets	337,492	(54,139)
Research and development incentives receivable	(56,850)	-
Income tax receivable	(836,893)	(610,676)
Operating lease liability	(33,084)	(29,230)
Deferred revenue	-	104,963
Accounts payable and accrued expenses	379,544	(75,336)
Accrued compensation	(254,483)	(264,360)
Total adjustments	4,886,261	(653,676)
Net cash used in operating activities	(2,695,073)	(2,293,303)

Investing activities:
Purchases of office furniture and equipment	(7,147)	-
Net cash used in investing activities	(7,147)	-

Financing activities:
Proceeds from issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	3,989,226	522,583
Costs associated with FBR At Market Issuance Sales Agreement	(157,291)	(15,729)
Proceeds from the exercise of warrants	685,384	-
Principal repayment - financing lease	(1,810)	(1,638)
Net cash provided by financing activities	4,515,509	505,216
Effect of exchange rate on cash and cash equivalents	(30,621)	4,641
Net increase (decrease) in cash and cash equivalents	1,782,668	(1,783,446)

Cash and cash equivalents at beginning of period	5,420,708	8,983,717
Cash and cash equivalents at end of period	$7,203,376	$7,200,271

Supplemental information:
Cash paid for lease liabilities:
Operating lease	$35,650	$34,875
Financing lease	$2,136	$2,136
Non-cash investing and financing activities:
Deferred issuance costs reclassified to additional-paid-in capital	$17,430	$3,653
Issuance of stock options, cash exercise price received December 2019	$1,882	$-
Present value of right-of-use assets and lease liabilities recognized on January 1, 2019	$-	$255,962
Accrued software development cost	$-	$30,690
Deferred issuance costs included in accounts payable	$-	$3,148

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

The Company’s Specialized BioTherapeutics business segment is developing a novel photodynamic therapy (SGX301) utilizing topical synthetic hypericin activated with safe visible fluorescent light for the treatment of cutaneous T-cell lymphoma (“CTCL”), its first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

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

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from NIAID. The Company is currently developing RiVax® under a NIAID contract of up to $21.2 million over six years, and a one-year NIH grant of $150,000 in support of its SGX942 pediatric program. In addition, the Company has a subcontract of approximately $700,000 from a NIAID grant over five years for its thermostabilization technology, and a Defense Threat Reduction Agency subcontract of approximately $600,000 over three years for SGX943. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States (“U.S.”) Food and Drug Administration (the “FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2020, the Company had an accumulated deficit of $183,106,946. During the three months ended March 31, 2020, the Company incurred a net loss of $7,581,334 and used $2,695,073 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the FBR Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of March 31, 2020, the Company had cash and cash equivalents of $7,203,376 as compared to $5,420,708 as of December 31, 2019, representing an increase of $1,782,668 or 33%. As of March 31, 2020, the Company had working capital of $3,240,550 as compared to working capital of $1,181,249 as of December 31, 2019, representing an increase of $2,041,871 or 173%. The increase in cash and working capital was primarily related to the management of the Company’s expenses, utilization of the FBR Sales Agreement and warrant exercises during the three months ended March 31, 2020.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (12 weeks compared to 6 weeks), continue to explore partnership and commercialization while pursuing New Drug Application filing;

●	Following positive interim analysis, complete enrollment and report final results in the Company’s pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.96 million in active government contract and grant funding still available as of March 31, 2020, to support its associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available.

●	The Company plans to pursue potential partnerships for pipeline programs, however, there can be no assurances that it can consummate such transactions.

●	The Company has up to $8.9 million remaining from the FBR Sales Agreement as of May 8, 2020 under the prospectus supplement filed April 10, 2020.

●	The Company will explore and evaluate all funding options through financial stimulus packages afforded by both the federal and state governments based on the current outbreak of the SARS-CoV-2, the pathogen responsible for COVID-19.

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the three months ended March 31, 2020 and 2019.

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owns 5% or more of the Company’s shares of common stock, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs”, which was reported in other assets in the accompanying consolidated balance sheets. Beginning in the three months ended September 30, 2019, the Company started amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for the three months ended March 31, 2020 was $3,877 and accumulated amortization was $11,627 as of March 31, 2020.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2020 or 2019.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, tax receivable, research and development incentives receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term nature of these instruments.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of stock options, restricted stock, deferred stock and unrestricted stock to our employees and non-employees (including consultants). The shares issued under the 2015 Plan are registered on Form S-8 (SEC File No. 333-208515). However, as shares of common stock are not covered by a reoffer prospectus, the certificates reflecting such shares reflect a Securities Act of 1933, as amended (the “Securities Act”) restrictive legend. Stock compensation expense for equity-classified awards to nonemployees is measured on the date of grant and is recognized when the services are performed.

The fair value of options issued during the three months ended March 31, 2020 and 2019 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility of 77.08% - 78.96% for 2020 and 91.71% - 92.93% for 2019

●	risk free interest rates ranging from 1.38% - 1.66% for 2020 and 2.48% - 2.50% for 2019

The fair value of each option grant made during the three months ended March 31, 2020 and 2019 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net income. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended March 31, 2020 and 2019, the Company recognized a foreign currency transaction loss of $23,232 and a foreign currency transaction gain of $5,007, respectively, in the accompanying consolidated statements of operations.

.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $836,893 and $610,676 from the sale of New Jersey NOL carryforwards during the three months ended March 31, 2020 and 2019, respectively. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the three months ended March 31, 2020 or 2019. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2020 and December 31, 2019.

Research and Development Incentive Income and Receivable

The Company recognized other income from United Kingdom research and development incentives when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The small or medium sized enterprise (“SME”) research and development tax relief program supports companies that seek to research and develop an advance in their field and is governed through legislative law by HM Revenue & Customs as long as specific eligibility criteria are met.

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

The following table shows the change in the UK research and development incentives receivable from December 31, 2019 to March 31, 2020:

	Long-term	Current
Balance at December 31, 2019	$-	$444,043
UK research and development incentives	56,850	-
Foreign currency translation	-	(28,111)
Balance at March 31, 2020	$56,850	$415,932

Reclassifications

Certain amounts in the statement of operations for the three months ended March 31, 2019 were reclassified to conform to the current year presentation.

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	For the Quarter Ended March 31, 2020	For the Quarter Ended March 31, 2019

Common stock purchase warrants	5,886,817	6,303,643
Stock options	1,564,622	1,085,595
Total	7,451,439	7,389,238

The weighted average exercise price of the Company’s warrants and stock options outstanding at March 31, 2020 were $2.93 and $3.68 per share, respectively, and at March 31, 2019 were $3.09 and $5.04 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and, stock options and the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and presentation.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value

March 31, 2020
Licenses	$462,234	$449,326	$12,908
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,342,511	$12,908

December 31, 2019
Licenses	$462,234	$442,535	$19,699
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,335,720	$19,699

Amortization expense was $6,791 for each of the three months ended March 31, 2020 and 2019.

Based on the balance of licenses and patents at March 31, 2020, future amortization expense through December 31, 2020 is expected to be $12,908.

License fees and royalty payments are expensed as incurred, as the Company does not attribute any future benefits of such payments.

Note 4. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copier machine in the office as an operating lease and a financing lease, respectively, and records related right-of-use lease assets and lease liabilities accordingly. As of March 31, 2020, the Company’s consolidated balance sheet included a right-of-use lease asset of $79,657 for the office space and $11,164 for the copier machine. Lease liabilities in the Company’s consolidated balance sheet included corresponding lease liabilities of $80,475 and $11,855, respectively. During the three months ended March 31, 2020, the Company recognized lease expense of $35,297 for the operating lease, in addition to amortization expense of $1,861 and interest expense of $327 for the financing lease in the Company’s consolidated statement of operations. During the three months ended March 31, 2019, the Company recognized lease expense of $35,297 for the operating lease, in addition to amortization expense of $1,861 and interest expense of $498 for the financing lease in the Company’s consolidated statement of operations.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements:

	Operating Lease	Financing Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2020	$112,387	$13,025
Less: reduction/amortization	32,730	1,861
Right-of-use lease asset, March 31, 2020	$79,657	$11,164

Lease liability:
Lease liability, January 1, 2020	$113,559	$13,665
Less: repayments	33,084	1,810
Lease liability, March 31, 2020	$80,475	$11,855

Lease expenses for the three months ended March 31, 2020:
Lease expense	$35,297	$-
Amortization expense	-	1,861
Interest expense	-	327
Total	$35,297	$2,188

Contractual cash payments for the remaining lease term as of March 31, 2020:
2020	$83,183	$6,408
2021	-	6,408
Total	$83,183	$12,816
Remaining lease term (months) as of March 31, 2020	7	18

Note 5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31, 2020	December 31, 2019

Clinical trial expenses	$3,197,269	$3,020,030
Other	129,087	137,356
Total	$3,326,356	$3,157,386

Note 6. Income Taxes

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During March 2020 and 2019, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $836,893 and $610,676 of income tax benefit, net of transaction costs, respectively. The Company has not yet sold its 2019 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended March 31, 2020:

●	On January 8, 2020, the Company issued 2,189 shares of common stock as a result of an option exercises. The exercise price of the option was $0.86 per share. The cash exercise price for those shares was received in December 2019.

●	The Company issued a vendor 10,000 shares of common stock with a fair value of $1.68 per share on January 8, 2020, another 10,000 shares of common stock with a fair value of $2.25 per share on February 10, 2020 and another 10,000 shares of common stock with a fair value of $1.97 per share on March 12, 2020, in each case as partial consideration for its service performed. The shares were fully vested on the date of grant and resulted in the recognition of $59,000 of expense during the three months ended March 31, 2020.

●	On February 20, 2020, the Company issued 206 shares of common stock as a result of a cashless exercise of warrants. The exercise price of the warrants was $2.50.

●	On March 23, 2020, the Company issued 1,956,182 shares of common stock for payment on an achieved milestone. The fair value of the shares was $2.56 per share based upon a formula set forth in the asset purchase agreement.

●	During the three months ended March 31, 2020, the Company issued 304,615 shares of common stock as a result of warrant exercises. The exercise price of the warrants was $2.25 per share.

●	During the three months ended March 31, 2020, the Company sold 1,732,115 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $2.30 per share.

The issuances of the Company’s common stock to vendors and as a result of option exercises described above were issued under the 2015 Plan and are registered on a Registration Statement on Form S-8. However, as shares of common stock are not covered by a reoffer prospectus, the certificates evidencing such shares reflect a Securities Act restrictive legend.

The issuances of the Company’s common stock (a) as a result of warrant exercises described above, other than upon cashless exercise, were registered on a Registration Statement on Form S-1, (b) for payment on an achieved milestone described above were registered on a Registration Statement on Form S-3 and (c) pursuant to the FBR Sales Agreement described above were registered on a Registration Statement on Form S-3.

The Company’s common stock issued as a result of the cashless exercise of the warrants described above were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

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

On August 11, 2017, the Company filed a prospectus supplement for the sale of up to $4.8 million of shares of common stock pursuant to the FBR Sales Agreement, and the Company sold an aggregate of approximately $1 million of shares thereunder. On October 3, 2018, the Company filed an updated prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) and may offer and sell shares of the Company’s common stock pursuant to the FBR Sales Agreement having an aggregate offering price of up to $9.0 million, from time to time. The prospectus supplement filed on October 3, 2018, superseded the prospectus supplement dated August 11, 2017, and no additional shares will be offered or sold pursuant to the prospectus supplement dated August 11, 2017. On April 10, 2020, the Company filed an updated prospectus supplement with the SEC and may offer and sell shares of the Company’s common stock pursuant to the FBR Sales Agreement having an aggregate offering price of up to $10.2 million, from time to time. The prospectus supplement filed on April 10, 2020, supersedes the prospectus supplement dated October 3, 2018, and no additional shares will be offered or sold pursuant to the prospectus supplement dated October 3, 2018. As of May 8, 2020, there was $8.9 million available for the sale of common stock under the FBR Sales Agreement.

Note 8. Related Party Transaction

In February 2019, Altamont, a company which owns 5% or more of the Company’s shares of common stock, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company issued 78,338 shares of common stock of the Company, including 65,493 shares with a fair value of $46,500 to Altamont as reimbursement for the website development costs incurred by Altamont on behalf of the Company. In accordance with FASB ASC 350-50 “Accounting for Web Site Development Cost”, the Company has capitalized the value of these shares as website development costs of $46,500, which was included in other assets with a carrying value of $34,873, net of amortization, in the accompanying consolidated balance sheet as of March 31, 2020. The balance of 12,845 shares with a fair value of $9,120 was issued to Altamont as consideration for its contractual investor relation and web hosting services, and is being amortized over the term of the service agreement. During the three months ended March 31, 2020, $2,280 was expensed, aggregate amortization was $8,850 and the remaining balance of $270 is included in prepaid expenses and other current assets as of March 31, 2020.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $475,000 as of March 31, 2020 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as the Company’s corporate headquarters. The rent is currently $11,883 per month, or approximately $23.00 per square foot, which rate will continue for the remainder of the lease.

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

On March 20, 2020, the Company filed a prospectus supplement covering the offer and sale of up to 1,956,182 shares of the Company’s common stock which were issued to Hy Biopharma. The Company was required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of SGX301 being successful in the treatment of CTCL. The number of shares of the Company’s common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the asset purchase agreement, for total expense of $5 million.

Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $5.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock.

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

As a result of the above agreements, the Company has the following contractual obligations:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2020	$75,000	$89,591	$164,591
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
2024	100,000	-	100,000
Total	$475,000	$95,999	$570,999

Contingencies

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

Note 10. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended March 31,
	2020	2019
Revenues
Public Health Solutions	$908,807	$680,353
Specialized BioTherapeutics	15,745	464,435
Total	$924,552	$1,144,788

Loss from Operations
Public Health Solutions	$(158,502)	$(9,011)
Specialized BioTherapeutics	(7,357,853)	(1,335,557)
Corporate	(957,437)	(955,495)
Total	$(8,473,792)	$(2,300,063)

Amortization and Depreciation Expense
Public Health Solutions	$7,303	$4,402
Specialized BioTherapeutics	3,070	4,677
Corporate	7,273	2,841
Total	$17,646	$11,920

Other Income, Net
Specialized BioTherapeutics	$33,618	$5,007
Corporate	21,947	44,753
Total	$55,565	$49,760

Share-Based Compensation
Public Health Solutions	$9,465	$5,196
Specialized BioTherapeutics	25,289	20,908
Corporate	28,937	53,469
Total	$63,691	$79,573

	As of	As of
	March 31,	December 31,
	2020	2019
Identifiable Assets
Public Health Solutions	$813,121	$1,018,673
Specialized BioTherapeutics	64,351	41,705
Corporate	$8,970,202	$6,714,982
Total	$9,847,674	$7,775,360

Note 11. Subsequent Events

Sales Pursuant to FBR At Market Issuance Sales Agreement

From April 1, 2020 through May 8, 2020, the Company issued 798,245 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.64 per share for total proceeds of $1,308,948.

CARES Act Loan

On April 13, 2020, the Company was advised that one of its principal banks, JP Morgan, had approved a $417,830 loan (the “Loan”) under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act that was signed into law on March 27, 2020.

As a U.S. small business, the Company has qualified for the PPP, which allows businesses and nonprofits with fewer than 500 employees to obtain loans of up to $10 million to incentivize companies to maintain their workers as they manage the business disruptions caused by the COVID-19 pandemic. The PPP provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loan proceeds may be used for eligible purposes, including payroll, benefits, rent and utilities.

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The Loan bears interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of the Loan may be forgiven if at least 75 percent of the Loan proceeds are used by the Company to cover payroll costs, including benefits and if the Company maintains its employment and compensation within certain parameters during the eight-week period following the Loan origination date and complies with other relevant conditions. The Company intends to use the proceeds for purposes consistent with the PPP and expects to meet the conditions for forgiveness of the Loan.

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2019. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current expectations about our future results, performance, prospects and opportunities. These forward-looking statements are not guarantees of future performance and are subject to significant risks, uncertainties, assumptions and other factors, which are difficult to predict and may cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements. The forward-looking statements within this report may be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “would,” “will” and other similar expressions. However, these words are not the exclusive means of identifying these statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business and are forward-looking statements.

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;

●	uncertainty inherent in developing vaccines, and manufacturing and conducting preclinical and clinical trials of vaccines;

●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;

●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;

●	maintenance and progression of our business strategy;

●	the possibility that our products under development may not gain market acceptance;

●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;

●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;

●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may in the future arise; and

●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;

●	the effect that global pathogens could have on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19); and

●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the United States Securities and Exchange Commission (“the SEC”) or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

An outline of our business strategy follows:

●	Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (12 weeks compared to 6 weeks), continue to explore partnership and commercialization while pursuing New Drug Application (“NDA”) filing;

●	Following positive interim analysis, complete enrollment and report final results in our pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 and demonstrated continued improvement in treatment response with extended treatment in April 2020; additional extended treatment and follow-up outcomes pending throughout 2020

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrolled first patient in December 2017, with positive interim analysis received in August 2019; final results expected in the fourth quarter of 2020

SGX203†	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201†	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Public Health Solutions*†

ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

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

SGX301 has received Orphan Drug designation as well as Fast Track designation from the United States (“U.S.”) Food and Drug Administration (“FDA”). The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of an NDA for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 for the treatment of CTCL also was granted Orphan Drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”).

In August 2018, the U.S. Patent Office granted us a patent titled “Systems and Methods for Producing Synthetic Hypericin” for the unique proprietary process manufacturing the highly purified form of synthetic hypericin, the active pharmaceutical ingredient in SGX301.

In October 2019, U.S. Patent Office allowed the divisional patent application titled “Systems and Methods for Producing Synthetic Hypericin”. The allowed claims are directed to unique, proprietary methods to produce a novel, highly purified form of synthetic hypericin. This new divisional claim set expands on the previous issued claims in the parent U.S. patent.

In April 2020, the European patent office granted the divisional patent application titled "Formulations and Methods of Treatment of Skin Conditions" (No. 2932973). The granted claims are directed to the therapeutic use of synthetic hypericin in the treatment of CTCL. This new patent expands on our comprehensive patent estate, which includes protection on the composition of the purified synthetic hypericin, methods of synthesis and therapeutic methods of use in both CTCL and psoriasis, and is being pursued worldwide.

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

During September 2017, the National Cancer Institute (“NCI”), part of the National Institutes of Health (“NIH”) awarded us a Small Business Innovation Research (“SBIR”) grant of approximately $1.5 million over two years to support the conduct of our pivotal, Phase 3, randomized, double-blind, placebo-controlled study evaluating SGX301 (synthetic hypericin) as a treatment for CTCL. This grant has been exhausted as of December 2019.

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

During April 2020, analysis of the second open-label treatment cycle (“Cycle 2”) was completed, showing that continued treatment with SGX301 twice weekly for an additional 6 weeks (12 weeks total) increased the positive response rate to 40% (p<0.0001 compared to placebo and p<0.0001 compared to 6-weeks treatment). After the subsequent additional 6-week treatment, the response rate in patients receiving a total of 12 weeks treatment increased two and a half-fold. Treatment responses were assessed at Week 8 (after 6 weeks of treatment) and at week 16 (after 12 weeks of treatment). A positive response was defined as an improvement of at least 50% in the CAILS for three index lesions evaluated in both Cycles 1 and 2. The data continues to indicate that SGX301 is safe and well tolerated.

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

Dusquetide has demonstrated efficacy in numerous animal disease models including mucositis, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. Dusquetide was shown to have a good safety profile and be well-tolerated in all dose groups when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. We believe that market opportunities for dusquetide include, but are not limited to, oral and GI mucositis, acute Gram-positive bacterial infections (e.g., methicillin resistant Staphylococcus aureus (MRSA)), acute Gram-negative infections (e.g., acinetobacter, melioidosis), and acute radiation syndrome.

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

SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. The long-term (12 month) follow-up data was consistent with the preliminary positive safety and efficacy findings. While the placebo population experienced the expected 12-month survival rate of approximately 80%, as defined in the Surveillance, Epidemiology, and End Results statistics 1975-2012 from the National Cancer Institute, the SGX942 1.5 mg/kg treatment group reported a 12-month survival rate of 93% (7% mortality in the SGX942 1.5 mg/kg group compared to 19% in the placebo group). Similarly, tumor resolution (complete response) at 12 months was better in the SGX942 1.5 mg/kg treatment group relative to the placebo population (80% in the 1.5 mg/kg group compared to 74% in the placebo group). Moreover, in the patients receiving chemotherapy every third week, the SGX942 1.5 mg/kg treatment group had a tumor resolution rate (complete response) of 82% throughout the 12 months following chemoradiation therapy, while the placebo group experienced a 64% complete response rate. The long-term follow-up results from the Phase 2 study are reviewed in “Dusquetide: Reduction in Oral Mucositis associated with Enduring Ancillary Benefits in Tumor Resolution and Decreased Mortality in Head and Neck Cancer Patients” published online in Biotechnology Reports and available at the following link: https://doi.org/10.1016/j.btre.2017.05.002. In addition to safety, evaluations of other secondary efficacy endpoints, such as the utilization of opioid pain medication, indicated that the SGX942 1.5mg/kg treatment group had a 40% decrease in the use of opioids at the later stage of the treatment phase of the trial, when oral mucositis is usually most severe and expected to increase pain medication use. This was in contrast to the placebo group, which demonstrated a 10% increase in use of opioids over this same period. Data from this Phase 2 trial was published online in the Journal of Biotechnology. The publication also delineates the supportive nonclinical data in this indication, demonstrating consistency in the qualitative and quantitative biological response, including dose response, across the nonclinical and clinical data sets. The results are available at the following link: https://www.sciencedirect.com/science/article/pii/S0168165616315668?via%3Dihub.

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

We are working with leading oncology centers, a number of which participated in the Phase 2 study, to advance this Phase 3 clinical trial referred to as the “DOM–INNATE” study (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity). Based on the positive and previously published Phase 2 results (Study IDR-OM-01), the pivotal Phase 3 clinical trial (Study IDR-OM-02) is a highly powered, double-blind, randomized, placebo-controlled, multinational trial that will seek to enroll approximately 285 subjects with squamous cell carcinoma of the oral cavity and oropharynx who are scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects are randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study is the median duration of severe oral mucositis, which is assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis is evaluated using the WHO Grading system. Severe oral mucositis is defined as a WHO Grade of ≥3. Subjects are followed for an additional 12 months after the completion of treatment.

During July 2017, we initiated our pivotal Phase 3 study with a controlled roll-out of U.S. study sites, followed by the addition of European centers in 2018. Approximately 50 U.S. and European oncology centers are participating in this pivotal Phase 3 study.

During September 2017, the National Institute of Dental and Craniofacial Research (“NIDCR”), part of the NIH, awarded us a SBIR grant of approximately $1.5 million over two years to support the conduct of our Phase 3, multinational, randomized, double-blind, placebo-controlled study evaluating SGX942 (dusquetide) as a treatment for severe oral mucositis in patients with head and neck cancer receiving CRT. This grant has been exhausted as of August 2019.

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

In August 2019, the NIDCR, part of the NIH, awarded us a Phase 1 SBIR grant of approximately $150,000 to support the evaluation of SGX942 (dusquetide) in pediatric indications. This award will facilitate the assessment of SGX942 safety in juvenile animals, supporting future studies in pediatric populations, including oral mucositis indications in pediatric patients undergoing stem cell transplants and treatments for head and neck cancer.

In February 2020, the Japanese Patent Office has granted the patent titled "Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis." This allowance builds on similar intellectual property in the U.S., New Zealand, Australia and Singapore and patent applications pending in other jurisdictions worldwide. The new claims cover therapeutic use of dusquetide (active ingredient in SGX942) and related IDR analogs, and add to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

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

Based on its pharmacological characteristics, oral BDP may have utility in treating other conditions of the GI tract having an inflammatory component. We are planning to pursue development programs for the treatment of pediatric Crohn’s disease, acute radiation enteritis and GI acute radiation syndrome pending further grant funding. We are also exploring the possibility of testing oral BDP for local inflammation associated with ulcerative colitis, among other indications.

In July 2019, the European Patent Office issued two patents, both titled “Topically Active Steroids for use in Radiation and Chemotherapeutic Injury”, following the expiration of the objection period. The new patents (#2,373,160 and #2,902,031) claim use of oral beclomethasone 17,21-dipropionate (BDP) for treatment of damage to the GI tract as a result of acute radiation injury, including total body irradiation in the accidental or biodefense context.

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

Crohn’s disease can appear at any age, but it is most often diagnosed in adults in their 20s and 30s. However, approximately 30% of people with Crohn’s disease develop symptoms before 20 years of age. We estimate, based upon our review of historic published studies and reports, and an interpolation of data on the incidence of pediatric Crohn’s disease, that pediatric Crohn’s disease is a subpopulation of approximately 80,000 patients in the U.S. with a comparable number in Europe. Crohn’s disease tends to be both severe and extensive in the pediatric population and a relatively high proportion (approximately 40%) of pediatric Crohn’s patients have involvement of their upper GI tract.

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

SGX201 – for Preventing Acute Radiation Enteritis

SGX201 is a delayed-release formulation of BDP specifically designed for oral use. In 2012, we completed a Phase 1/2 clinical trial testing SGX201 in prevention of acute radiation enteritis. Patients with rectal cancer scheduled to undergo concurrent radiation and chemotherapy prior to surgery were randomized to one of four dose groups. The objectives of the study were to evaluate the safety and maximal tolerated dose of escalating doses of SGX201, as well as the preliminary efficacy of SGX201 for prevention of signs and symptoms of acute radiation enteritis. The study demonstrated that oral administration of SGX201 was safe and well tolerated across all four dose groups. There was also evidence of a potential dose response with respect to diarrhea, nausea and vomiting and the assessment of enteritis according to National Cancer Institute Common Terminology Criteria for Adverse Events for selected GI events. In addition, the incidence of diarrhea was lower than that seen in published historical control data in this patient population. This program was supported in part by a $500,000 two-year SBIR grant awarded by the NIH. We continue to work with our Radiation Enteritis medical advisors to identify additional funding opportunities to support the clinical development program.

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

Patients with acute enteritis may have nausea, vomiting, abdominal pain and bleeding, among other symptoms. Some patients may develop dehydration and require hospitalization. With diarrhea, the GI tract does not function normally, and nutrients such as fat, lactose, bile salts, and vitamin B12 are not well absorbed.

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

The value of ThermoVax® lies in its potential ability to eliminate the need for cold chain production, transportation, and storage for Alum-adjuvanted vaccines. This would relieve the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that many vaccines need to be maintained either between 2 and 8 degrees Celsius (”C”), frozen below -20 degrees C, or frozen below -60 degrees C, and even brief excursions from these temperature ranges usually necessitates the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines for ricin exposure in emergency settings.

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

On October 31, 2018, in a series of related transactions, (a) we and the UC agreed to terminate the original license agreement, (b) the UC and VitriVax, Inc. (“VitriVax”) executed a worldwide exclusive license agreement for the heat stabilization technology for all fields of use, and (c) we and VitriVax executed a worldwide exclusive sublicense agreement for the heat stabilization technology for use in the fields of ricin and Ebola vaccines. We paid a $100,000 sublicense fee on the effective date of the sublicense agreement. To maintain the sublicense we are obliged to pay a minimum annual royalty of $20,000 until first commercial sale of a sublicensed product, upon which point, we shall pay an earned royalty of 2% of net sales subject to a minimum royalty of $50,000 each year. We are also required to pay royalty on any sub-sublicense income based on a declining percentage of all sub-sublicense income calculated within the contractual period until reaching a minimum of 15% after two years. In addition, we are required to pay VitriVax milestone fees of: (a) $50,000 upon initiation of a Phase 2 clinical trial of the sublicensed product, (b) $200,000 upon regulatory approval of a sublicensed product, and (c) $1 million upon achieving $10 million in aggregate net sales of a sublicensed product in the U.S. or equivalent. To date none of these milestones have been met.

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

On April 16, 2020, we obtained an exclusive worldwide license for CoVaccine HTTM, a novel vaccine adjuvant, from BTG Specialty Pharmaceuticals ("BTG"), a division of Boston Scientific Corporation, for the fields of coronavirus infection (including SARS-CoV-2, the cause of COVID-19), and pandemic flu. CoVaccine HTTM is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CoVaccine HTTM in the development of our heat stable filovirus vaccine program, with vaccine candidates against Ebola and Marburg virus disease. Given this previous success, CoVaccine HTTM will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV-2, the cause of COVID-19. The license agreement was executed between us and Protherics Medicines Development, one of the companies that make up the BTG specialty pharmaceutical business, which owns the CoVaccine HTTM intellectual property.

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved, would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated ricin A chain subunit that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p < 0.0001) preclinical survival results, providing 100% protection against acute lethality in an aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA 112:3782-3787), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax® that contained an Alum adjuvant. The results of the Phase 1b study indicated that Alum-adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-1699). We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40°C (104 °F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. During September 2018, we published an extended stability study of RiVax®, showing up to 100% protection in mice after 12 months storage at 40°C (104 °F) as well as identification of a potential in vitro stability indicating assay, critical to adequately confirming the long-term shelf life of the vaccine. We have entered into a collaboration with IDT Biologika GmbH to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® pursuant to which we have been awarded an additional $21.2 million of funding in the aggregate. The development agreements with Emergent BioSolutions and IDT are specifically funded under this NIH contract.

In 2017, NIAID exercised options to fund additional animal efficacy studies and good manufacturing practices compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised options provide us with approximately $4.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, of which $1.1 million is still available. The total award of up to $21.2 million will support the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the FDA. In addition to the ongoing funding of $21.2 million for the development of RiVax®, biomarkers for RiVax® testing have been successfully identified, facilitating potential approval under the FDA Animal Rule.

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

During April 2020, we received notification from NIAID that they would not be exercising the final contract option to support the conduct of a Phase 1/2 clinical study in healthy volunteers. As a result, the total contract award will not exceed $21.2 million.

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

In May 2019, we were awarded a Defense Threat Reduction Agency (“DTRA”) subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of March 31, 2020, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2020 Compared to March 31, 2019

For the three months ended March 31, 2020, we had a net loss of $7,581,334 as compared to a net loss of $1,639,627 for the same period in the prior year, representing an increase in the net loss of $5,941,707 or 362%. This increase in net loss was primarily the result of the issuance of $5,000,000 of common stock as a milestone payment to Hy Biopharma triggered by the successful Phase 3 clinical trial of SGX301 for the treatment of CTCL and increased research and development spending primarily attributable to higher clinical trial site and patient fees.

Our revenues and associated costs incurred relate to the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate, grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases, ThermoVax®, our thermostabilization technology, and the assessment of SGX942 safety in juvenile animals.. For the three months ended March 31, 2020, we had revenues of $924,552 as compared to $1,144,788 for the same period in the prior year, representing a decrease of $220,236 or 19%. We also incurred costs related to those revenues for the three months ended March 31, 2020 and 2019 of $829,506 and $927,924, respectively, representing a decrease of $98,418 or 11%. As a result, our gross profit for the three months ended March 31, 2020 was $95,046 or 10% of revenues, as compared to $216,864 or 19% of revenues for the same period in 2019, representing a decrease of $121,818 or 56%. The decreases in revenues and gross profit were primarily the result of two grants with higher gross margins expiring during the three months ended March 31, 2020 that were active for the three months ended March 31, 2019.

Research and development expenses were $2,700,171 for the three months ended March 31, 2020 as compared to $1,642,718 for the same period in 2019, representing an increase of $1,057,453 or 64%. The increase in research and development spending for the three months ended March 31, 2020 was primarily attributable to higher clinical trial site and patient fees incurred during the period ended March 31, 2020 compared to the same period in 2019.

General and administrative expenses were $868,667 for the three months ended March 31, 2020, as compared to $874,209 for the same period in 2019, representing a decrease of $5,542 or 1%.

Research and development expense - milestone expense was $5,000,000 for the three months ended March 31, 2020. The expense was due to the issuance of 1,956,182 shares of common stock to Hy Biopharma following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of SGX301 being successful in the treatment of CTCL. No milestones were achieved during the three months ended March 31, 2019.

Interest income for the three months ended March 31, 2019 was $21,947 as compared to $44,753 for the same period in 2019, representing a decrease of $22,806 or 51%. The decrease is due to lower interest and dividend rates on our cash and cash equivalents investments for the three months ended March 31, 2020 as compared to the same period in 2019.

Financial Condition

Cash and Working Capital

As of March 31, 2020, we had cash and cash equivalents of $7,203,376 as compared to $5,420,708 as of December 31, 2019, representing an increase of $1,782,668 or 33%. As of March 31, 2020, we had working capital of $3,240,550 as compared to working capital of $1,181,249 as of December 31, 2019, representing an increase of $2,059,301 or 174% in working capital. The increase in cash and working capital was primarily related to proceeds received from the increased use of the FBR Sales Agreement and the warrant exercises completed during the three months ended March 31, 2020.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs and proceeds available from the FBR Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.96 million in active government contract funding still available as of March 31, 2020 to support our associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies.

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.

●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available.

●	We plan to pursue potential partnerships for pipeline programs, however, there can be no assurances that we can consummate such transactions.

●	We have up to $8.9 million remaining from the FBR Sales Agreement as of May 8, 2020 under the prospectus supplement updated April 10, 2020.

●	We will explore and evaluate all funding options through financial stimulus packages afforded by both the federal and state governments based on the current outbreak of the SARS-CoV-2, the pathogen responsible for COVID-19.

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $7.3 million before any contract or grant reimbursements, of which $5.8 million relates to the Specialized BioTherapeutics business and $1.5 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $1.9 million to offset research and development expenses in both the Specialized BioTherapeutics and the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2020	2019
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$247,802	$33,938
SGX942 (Dusquetide)	1,302,280	1,119,805
SGX301	1,057,737	404,981
Other	92,352	83,994
Total	$2,700,171	$1,642,718

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$786,288	$620,716
SGX942 (Dusquetide)	43,218	165,599
SGX301	-	141,809
Total	$829,506	$927,924
Grand Total	$3,529,677	$2,570,642

Contractual Obligations

We have licensing fee commitments of approximately $475,000 as of March 31, 2020 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. This office space currently serves as our corporate headquarters. The rent is currently $11,883 per month, or approximately $23.00 per square foot, which rate will continue for the remainder of the lease. Our office space is sufficient to satisfy our current needs.

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

On March 20, 2020, we filed a prospectus supplement covering the offer and sale of up to 1,956,182 shares of our common stock which were issued to Hy Biopharma. We were required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of SGX301 being successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the asset purchase agreement.

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved. The potential future payment will be payable in our common stock not to exceed 19.9% of our outstanding stock.

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

As a result of the above agreements, we have future contractual obligations as follows:

Year	Licensing Fees	Property and Other Leases	Total
April 1 through December 31, 2020	$75,000	$89,591	$164,591
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
2024	100,000	-	100,000
Total	$475,000	$95,999	$570,999

Contingencies

Based on the current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, there could be additional repercussions in our operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact, if any, we will depend on future developments, including actions taken to contain the coronavirus.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

On February 20, 2020, we issued 206 shares of common stock as a result of a cashless exercise of warrants. The exercise price of the warrants was $2.50 per share.

We believe the shares issued were exempt from registration pursuant to Section 3(a)(9) of the Securities Act, as securities issued in an exchange by the issuer with its existing security holder exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 5 – OTHER INFORMATION

On May 13, 2020, the Company’s Board of Directors approved an amendment (the “Amendment”) to the Company’s Amended and Restated By-laws (the “Bylaws”) to add forum selection provisions as a new Section 10.7 of the Bylaws.

Under new Section 10.7, unless the Company consents otherwise, the Court of Chancery of the State of Delaware will be the exclusive forum for any litigation consisting of derivative actions, actions asserting a breach of fiduciary duty, actions under the Delaware General Corporation Law and actions asserting claims under the internal affairs doctrine.

Further, Section 10.7 provides that, unless the Company consents otherwise, the federal district courts of the United States of America will be the exclusive forum for any litigation asserting a claim under the Securities Act of 1933, as amended. In addition, Section 10.7 stipulates that any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company will be deemed to have notice of and consented to the provisions of Section 10.7.

The Amendment was intended by the Board of Directors to update and modernize the Company’s by-laws. The Board of Directors believes, among other things, that adoption of the forum selection provisions should benefit the Company and its stockholders by allowing the Company to reduce litigation costs in the event of the identified litigation by avoiding litigating similar or identical claims in multiple jurisdictions. In addition, the forum selection provisions would allow the Company to litigate matters relating to Delaware corporate law and the internal affairs of the Company in Delaware courts, which have particular expertise in the subject matters.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6 – EXHIBITS

EXHIBIT NO	DESCRIPTION

3.1	Amendment to Amended and Restated By-laws of Soligenix, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

May 15, 2020	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2020	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President, and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amendment to Amended and Restated By-laws of Soligenix, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase