Form 10-Q
period 2020-06-30
SOLIGENIX, INC.
filed 2020-08-14
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 10, 2020, 29,847,288 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,168,305	$5,420,708
Contracts and grants receivable	334,787	1,018,835
Research and development incentives receivable	299,749	444,043
Prepaid expenses and other current assets	174,482	609,739
Total current assets	11,977,323	7,493,325
Security deposit	22,757	22,757
Office furniture and equipment, net	32,846	36,093
Deferred issuance costs	39,715	39,324
Intangible assets, net	6,117	19,699
Right-of-use lease assets	55,393	125,412
Research and development incentives receivable	95,525	-
Other assets	30,998	38,750
Total assets	$12,260,674	$7,775,360
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,521,494	$2,735,442
Accrued expenses	3,157,532	3,157,386
Accrued compensation	76,660	298,173
Paycheck Protection Program loan	185,702	-
Lease liabilities - current	54,455	121,075
Total current liabilities	5,995,843	6,312,076
Non-current liabilities:
Paycheck Protection Program loan, net of current	232,128
Lease liabilities, net of current	2,101	6,149
Total liabilities	6,230,072	6,318,225
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 28,591,432 shares and 21,753,124 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	28,591	21,753
Additional paid-in capital	191,922,671	177,006,004
Accumulated other comprehensive loss	(36,951)	(45,010)
Accumulated deficit	(185,883,709)	(175,525,612)
Total shareholders’ equity	6,030,602	1,457,135
Total liabilities and shareholders’ equity	$12,260,674	$7,775,360

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Contract revenue	$292,461	$1,060,877	$1,137,647	$1,700,435
Grant revenue	212,827	484,087	292,195	989,317
Total revenues	505,288	1,544,964	1,429,842	2,689,752
Cost of revenues	(363,339)	(1,086,814)	(1,192,844)	(2,014,738)
Gross profit	141,949	458,150	236,998	675,014
Operating expenses:
Research and development	2,170,045	1,853,950	4,870,216	3,496,668
General and administrative	785,776	769,091	1,654,443	1,643,300
Research and development expense - milestone	-	-	5,000,000	-
Total operating expenses	2,955,821	2,623,041	11,524,659	5,139,968
Loss from operations	(2,813,872)	(2,164,891)	(11,287,661)	(4,464,954)
Foreign currency transaction gain/(loss)	(3,583)	1,519	(26,818)	6,526
Interest income, net	2,017	39,851	23,964	84,604
Research and development incentives	38,675	-	95,525	-
Net loss before income taxes	(2,776,763)	(2,123,521)	(11,194,990)	(4,373,824)
Income tax benefit	-	-	836,893	610,676
Net loss applicable to common stockholders	$(2,776,763)	$(2,123,521)	$(10,358,097)	$(3,763,148)
Basic & diluted net loss per share	$(0.10)	$(0.12)	$(0.41)	$(0.21)
Basic & diluted weighted average common shares outstanding	26,901,781	18,436,894	25,153,350	18,258,932

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(2,776,763)	$(2,123,521)	$(10,358,097)	$(3,763,148)
Other comprehensive loss:
Foreign currency translation adjustments	(8,184)	(3,988)	8,059	(3,339)
Comprehensive loss	$(2,784,947)	$(2,127,509)	$(10,350,038)	$(3,766,487)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	4,545,116	4,545	9,455,404	-	-	9,459,949
Issuance costs associated with FBR At Market Sales Issuance Agreement	-	-	(425,524)	-	-	(425,524)
Issuance of common stock for milestone	1,956,182	1,956	4,998,044			5,000,000
Issuance of common stock to vendors	30,000	30	58,970	-	-	59,000
Exercise of common stock options	2,189	2	-			2
Exercise of warrants	304,821	305	685,079			685,384
Share-based compensation expense	-	-	144,694	-	-	144,694
Foreign currency translation adjustment	-	-	-	8,059	-	8,059
Net loss	-	-	-	-	(10,358,097)	(10,358,097)
Balance, June 30, 2020	28,591,432	$28,591	$191,922,671	$(36,951)	$(185,883,709)	$6,030,602

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$(3,669)	$(166,170,020)	$6,280,170
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	861,352	861	841,383	-	-	842,244
Issuance costs associated with FBR At Market Sales Issuance Agreement	-	-	(33,215)	-	-	(33,215)
Issuance of common stock to vendors	197,019	197	160,860	-	-	161,057
Share-based compensation expense	-	-	152,465	-	-	152,465
Foreign currency translation adjustment	-	-	-	(3,339)	-	(3,339)
Net loss	-	-	-	-	(3,763,148)	(3,763,148)
Balance, June 30, 2019	18,741,210	$18,741	$173,557,669	$(7,008)	$(169,933,168)	$3,636,234

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, March 31, 2020	25,778,431	$25,778	$186,624,561	$(28,767)	$(183,106,946)	$3,514,626
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	2,813,001	2,813	5,467,910	-	-	5,470,723
Issuance costs associated with FBR At Market Sales Issuance Agreement	-	-	(250,803)	-	-	(250,803)
Share-based compensation expense	-	-	81,003	-	-	81,003
Foreign currency translation adjustment	-	-	-	(8,184)	-	(8,184)
Net loss	-	-	-	-	(2,776,763)	(2,776,763)
Balance, June 30, 2020	28,591,432	$28,591	$191,922,671	$(36,951)	$(185,883,709)	$6,030,602

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, March 31, 2019	18,189,208	$18,189	$173,076,044	$(3,020)	$(167,809,647)	$5,281,566
Issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	414,983	415	319,245	-	-	319,660
Issuance costs associated with FBR At Market Sales Issuance Agreement	-	-	(13,832)	-	-	(13,832)
Issuance of common stock to vendor	137,019	137	103,320	-	-	103,457
Share-based compensation expense	-	-	72,892	-	-	72,892
Foreign currency translation adjustment	-	-	-	(3,988)	-	(3,988)
Net loss	-	-	-	-	(2,123,521)	(2,123,521)
Balance, June 30, 2019	18,741,210	$18,741	$173,557,669	$(7,008)	$(169,933,168)	$3,636,234

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(Unaudited)

	2020	2019
Operating activities:
Net loss	$(10,358,097)	$(3,763,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	35,448	22,992
Non-cash lease expenses	66,298	60,041
Share-based compensation	144,694	152,465
Issuance of common stock for milestone	5,000,000	-
Issuance of common stock for services	59,000	114,557
Realized gain on sale of office furniture	-	(3,843)
Change in operating assets and liabilities:
Contracts and grants receivable	684,048	(473,830)
Prepaid expenses and other current assets	434,877	7,504
Research and development incentives receivable	19,754	-
Operating lease liability	(67,004)	(59,197)
Deferred revenue	-	69,976
Accounts payable and accrued expenses	(136,035)	1,308,577
Accrued compensation	(221,513)	(244,466)
Total adjustments	6,019,567	954,776
Net cash used in operating activities	(4,338,530)	(2,808,372)

Investing activities:
Purchases of office furniture and equipment	(7,147)	-
Proceeds from the sale of office furniture	-	5,500
Net cash provided by (used in) investing activities	(7,147)	5,500

Financing activities:
Proceeds from issuance of common stock pursuant to FBR At Market Sales Issuance Agreement	9,459,949	842,244
Costs associated with FBR At Market Sales Issuance Agreement	(425,915)	(29,291)
Proceeds from the exercise of warrants	685,384	-
Financing lease principal repayments	(3,664)	(3,317)
Paycheck Protection Program loan	417,830	-
Net cash provided by financing activities	10,133,584	809,636
Effect of foreign exchange rate on cash and cash equivalents	(40,310)	(4,192)
Net increase/(decrease) in cash and cash equivalents	5,747,597	(1,997,428)

Cash and cash equivalents at beginning of period	5,420,708	8,983,717
Cash and cash equivalents at end of period	$11,168,305	$6,986,289

Supplemental information:
Cash paid for state income tax	$-	$5,000
Cash paid for lease liabilities:
Operating lease	$71,298	$69,750
Financing lease	$4,272	$4,272

Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recognized on January 1, 2019	$-	$255,962
Deferred issuance cost included in accounts payable	$85,657	$18,537
Deferred issuance cost reclassified to additional-paid-in capital	$85,266	$7,679
Issuance of restricted common stock to vendor for website re-development	$-	$46,500
Issuance of stock options, cash exercise price received December 2019	$1,882	$-

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

The Company’s Public Health Solutions business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease, and vaccine programs targeting both filoviruses (such as Marburg and Ebola) and coronaviruses. The development of the vaccine programs is currently supported by the heat stabilization technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency (“DTRA”).

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from NIAID. The Company is currently developing RiVax® under a NIAID contract of up to $21.2 million over six years, and a one-year NIH grant of $150,000 in support of its SGX942 pediatric program. In addition, the Company has a subcontract of approximately $700,000 from a NIAID grant over five years for its thermostabilization technology, and a DTRA subcontract of approximately $600,000 over three years for SGX943. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States (“U.S.”) Food and Drug Administration (the “FDA”) regulations, and other regulatory authorities, litigation, and product liability. Results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2020, the Company had an accumulated deficit of $185,883,709. During the six months ended June 30, 2020, the Company incurred a net loss of $10,358,097 and used $4,338,530 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR Inc. (“FBR”), management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of June 30, 2020, the Company had cash and cash equivalents of $11,168,305 as compared to $5,420,708 as of December 31, 2019, representing an increase of $5,747,597 or 106%. As of June 30, 2020, the Company had working capital of $5,992,411 as compared to working capital of $1,181,249 as of December 31, 2019, representing an increase of $4,811,162 or 407%. The increase in cash and working capital was primarily related to the management of the Company’s expenses, and proceeds received from the utilization of the FBR Sales Agreement and warrant exercises during the six months ended June 30, 2020.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (12 weeks compared to 6 weeks), continue to explore partnership and commercialization while pursuing New Drug Application filing;

●	Following positive interim analysis and enrollment completion report final topline results in the Company’s pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue development of our therapeutic SGX943 and our vaccine programs targeting both filoviruses (such as Marburg and Ebola) and coronaviruses with DTRA and NIAID funding support;

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.54 million in active government contract and grant funding still available as of June 30, 2020, to support its associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available.

●	The Company plans to pursue potential partnerships for pipeline programs; however, there can be no assurances that it can consummate such transactions.

●	The Company has up to $1.5 million remaining from the FBR Sales Agreement as of August 10, 2020 under the prospectus supplement filed April 10, 2020.

●	The Company has been granted a Paycheck Protection Program Loan through the financial stimulus packages afforded by both the federal and state governments based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19. The Company was granted a total of $417,830 from JPMorgan Chase Bank, N.A. to fund the Company’s payroll costs and other expenses allowed by the program. The Company will continue to explore and evaluate additional funding options through financial stimulus packages afforded by both the federal and state governments based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19 as they become available.

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the three or six months ended June 30, 2020 and 2019.

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC, a company which since January 1, 2019 beneficially owned 5% or more of the shares of the Company’s outstanding common stock but which beneficially owned less than 5% of the Company’s outstanding common stock as of June 30, 2020, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs”, which was reported in other assets in the accompanying consolidated balance sheets. Beginning with the three months ended September 30, 2019, the Company started amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for the three months ended June 30, 2020 was $3,875 and for the six months ended June 30, 2020 was $7,752 and accumulated amortization was $15,502 as of June 30, 2020.

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

The Company did not record any impairment of long-lived assets for the three or six months ended June 30, 2020 or 2019.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The fair value of options issued during the six months ended June 30, 2020 and 2019 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility of 77.08% - 78.96% for 2020 and 90.87% - 92.93% for 2019

●	risk free interest rates ranging from 1.38% - 1.66% for 2020 and 1.835% - 2.50% for 2019

The fair value of each option grant made during the six months ended June 30, 2020 and 2019 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net income. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended June 30, 2020 and 2019, the Company recognized a foreign currency transaction loss of $3,583 and a gain of $1,519, respectively, in the accompanying consolidated statements of operations. During the six months ended June 30, 2020 and 2019, the Company recognized a foreign currency transaction loss of $26,818 and a foreign currency transaction gain of $6,526, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $836,893 and $610,676 from the sale of New Jersey NOL carryforwards during the six months ended June 30, 2020 and 2019, respectively. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the six months ended June 30, 2020 or 2019. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2020 and December 31, 2019.

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

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the SME research and development tax relief program described above. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time. As the tax incentives may be received without regard to an entity’s actual tax liability, they are not subject to accounting for income taxes. As a result, amounts realized under the SME research and development tax relief program are recorded as a component of other income.

The following table shows the change in the United Kingdom research and development incentives receivable from December 31, 2019 to June 30, 2020:

	Long-term	Current
Balance at December 31, 2019	$-	$444,043
UK research and development incentives	95,525	(115,278)
Foreign currency translation	-	(29,016)
Balance at June 30, 2020	$95,525	$299,749

Reclassifications

Certain amounts in the statement of operations for the three and six months ended June 30, 2019 were reclassified to conform to the current year presentation.

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of June 30,
	2020	2019
Common stock purchase warrants	5,886,817	6,303,643
Stock options	1,499,580	1,093,032
Total	7,386,397	7,396,675

The weighted average exercise price of the Company’s warrants and stock options outstanding at June 30, 2020 were $2.92 and $3.20 per share, respectively, and at June 30, 2019 were $4.97 and $3.09 per share, respectively.

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

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value

June 30, 2020
Licenses	$462,234	$456,117	$6,117
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,349,302	$6,117

December 31, 2019
Licenses	$462,234	$442,535	$19,699
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,335,720	$19,699

Amortization expense was $6,791 for each of the three months ended June 30, 2020 and 2019. Amortization expense was $13,582 for each of the six months ended June 30, 2020 and 2019.

Based on the balance of licenses and patents at June 30, 2020, future amortization expense through December 31, 2020 is expected to be $6,117.

License fees and royalty payments are expensed as incurred, as the Company does not attribute any future benefits of such payments.

Note 4. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copier machine in the office as an operating lease and a financing lease, respectively, and records related right-of-use lease assets and lease liabilities accordingly. As of June 30, 2020, the Company’s consolidated balance sheet included a right-of-use lease asset of $46,089 for the office space and $9,304 for the copier machine. Lease liabilities in the Company’s consolidated balance sheet included corresponding lease liabilities of $46,555 and $10,001 respectively. During the six months ended June 30, 2020, the Company recognized lease expense of $70,595 for the operating lease, in addition to amortization expense of $3,721 and interest expense of $608 for the financing lease in the Company’s consolidated statement of operations.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements:

	Operating Lease	Financing Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2020	$112,387	$13,025
Less: reduction/amortization	66,298	3,721
Right-of-use lease asset, June 30, 2020	$46,089	$9,304

Lease liability:
Lease liability, January 1, 2020	$113,559	$13,665
Less: repayments	67,004	3,664
Lease liability, June 30, 2020	$46,555	$10,001

Lease expenses for the six months ended June 30, 2020:
Lease expense	$70,595	$-
Amortization expense	-	3,721
Interest expense	-	608
Total	$70,595	$4,329

Contractual cash payments for the remaining lease term as of June 30, 2020:
2020	$47,533	$4,272
2021	-	6,408
Total	$47,533	$10,680
Remaining lease term (months) as of June 30, 2020	4	15

Note 5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30, 2020	December 31, 2019

Clinical trial expenses	$3,047,866	$3,020,030
Other	109,666	137,356
Total	$3,157,532	$3,157,386

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During 2020 and 2019, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $836,893 and $610,676 of income tax benefit, net of transaction costs, respectively. The Company has not yet sold its 2019 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the six months ended June 30, 2020:

●	On January 8, 2020, the Company issued 2,189 shares of common stock as a result of an option exercise. The exercise price of the option was $0.86 per share. The cash exercise price for those shares was received in December 2019.

●	The Company issued a vendor 10,000 shares of common stock with a fair value of $1.68 per share on January 8, 2020, another 10,000 shares of common stock with a fair value of $2.25 per share on February 10, 2020 and another 10,000 shares of common stock with a fair value of $1.97 per share on March 12, 2020, in each case as partial consideration for its service performed. The shares were fully vested on the date of grant and resulted in the recognition of $59,000 of expense during the six months ended June 30, 2020.

●	On February 20, 2020, the Company issued 206 shares of common stock as a result of a cashless exercise of warrants. The exercise price of the warrants was $2.50.

●	On March 23, 2020, the Company issued 1,956,182 shares of common stock for payment on an achieved milestone. The fair value of the shares was $2.56 per share based upon a formula set forth in the asset purchase agreement.

●	During the six months ended June 30, 2020, the Company issued 304,615 shares of common stock as a result of warrant exercises. The exercise price of the warrants was $2.25 per share.

●	During the six months ended June 30, 2020, the Company sold 4,545,116 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $2.08 per share.

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

The Company’s shelf registration statement on Form S-3 (File No. 333- 217738) filed on May 5, 2017 (the “May 2017 Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) expired on August 10, 2020, but which may be utilized for a period up to six months or until a new shelf registration statement is declared effective, whichever occurs first. All sales under the FBR Sales Agreement from August 11, 2017 through August 10, 2020 were made pursuant to the May 2017 Registration Statement.

Future sales of common stock made pursuant to the FBR Sales Agreement, if any, will be made pursuant to the May 2017 Registration Statement or, once declared effective, the Company’s shelf registration statement on Form S-3 (File No. 333- 239928) filed on July 17, 2020 with the SEC, and any amendments thereto, the base prospectus filed as part of such registration statement, and any prospectus supplements. Through July 28, 2020, the shares sold pursuant to the FBR Sales Agreement were issued pursuant to General Instruction I.B.6 of Form S-3, which permits the Company to sell shelf securities in a public primary offering with a value not exceeding one-third of the average market value of the Company’s voting and non-voting common equity held by non-affiliates in any 12-month period as long as the aggregate market value of the Company’s outstanding voting and non-voting common equity held by non-affiliates is less than $75 million. As of July 28, 2020, the Company’s outstanding voting and non-voting common equity held by non-affiliates exceeded $75 million.

As of August 10, 2020, there was $1.5 million available for the sale of common stock under the FBR Sales Agreement.

Note 8. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $450,000 as of June 30, 2020 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In March 2020, the Company filed a prospectus supplement covering the offer and sale of up to 1,956,182 shares of the Company’s common stock which were issued to Hy Biopharma. The Company was required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of SGX301 being successful in the treatment of CTCL. The number of shares of the Company’s common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the asset purchase agreement, for total expense of $5 million.

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

As a result of the above agreements, the Company has the following contractual obligations:

Year	Research and Development	Property and Other Leases	Total
July 1 through December 31, 2020	$50,000	$51,805	$101,805
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
2024	100,000	-	100,000
Total	$450,000	$58,213	$508,213

CARES Act Loan

On April 13, 2020, the Company was advised that one of its principal banks, JPMorgan Chase Bank, N.A., had approved a $417,830 loan (the “Loan”) under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act that was signed into law on March 27, 2020.

As a U.S. small business, the Company qualified for the PPP, which allows businesses and nonprofits with fewer than 500 employees to obtain loans of up to $10 million to incentivize companies to maintain their workers as they manage the business disruptions caused by the COVID-19 pandemic. The PPP provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loan proceeds may be used for eligible purposes, including payroll, benefits, rent and utilities.

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The short –term portion of the Loan is $185,702 and the long-term portion of the Loan is $232,128 with accrued interest expense of $682 as of June 30, 2020. The Loan bears interest at a fixed rate of 0.98% per annum, with the first six months of interest and principal deferred. Some or all of the Loan may be forgiven if at least 75% of the Loan proceeds are used by the Company to cover payroll costs, including benefits and if the Company maintains its employment and compensation within certain parameters during the eight-week or twenty-four-week period following the Loan origination date and complies with other relevant conditions. The Company intends to use the proceeds for purposes consistent with the PPP and expects to meet the conditions for forgiveness of the Loan.

Contingencies

Based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, there could be additional repercussions to the Company’s operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

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

	Three Months Ended June 30,
	2020	2019
Revenues
Public Health Solutions	$468,009	$1,095,865
Specialized BioTherapeutics	37,279	449,099
Total	$505,288	$1,544,964

Income/(Loss) from Operations
Public Health Solutions	$(50,737)	$204,121
Specialized BioTherapeutics	(1,808,652)	(1,462,334)
Corporate	(954,483)	(905,678)
Total	$(2,813,872)	$(2,164,891)

Amortization and Depreciation Expense
Public Health Solutions	$7,318	$4,316
Specialized BioTherapeutics	3,167	4,168
Corporate	7,317	4,448
Total	$17,802	$12,932

Other Income, Net
Specialized BioTherapeutics	$35,091	$(2,339)
Corporate	2,018	43,709
Total	$37,109	$41,370

Share-Based Compensation
Public Health Solutions	$8,377	$8,072
Specialized BioTherapeutics	18,962	19,094
Corporate	53,664	45,726
Total	$81,003	$72,892

	Six Months Ended June 30,
	2020	2019
Revenues
Public Health Solutions	$1,376,818	$1,776,218
Specialized BioTherapeutics	53,024	913,534
Total	$1,429,842	$2,689,752

Income/(Loss) from Operations
Public Health Solutions	$(209,239)	$195,110
Specialized BioTherapeutics	(9,166,503)	(2,798,891)
Corporate	(1,911,919)	(1,861,173)
Total	$(11,287,661)	$(4,464,954)

Amortization and Depreciation Expense
Public Health Solutions	$14,621	$8,718
Specialized BioTherapeutics	6,237	8,845
Corporate	14,590	5,429
Total	$35,448	$22,992

Other Income, Net
Specialized BioTherapeutics	$68,706	$2,670
Corporate	23,965	88,460
Total	$92,671	$91,130

Share-Based Compensation
Public Health Solutions	$17,842	$13,268
Specialized BioTherapeutics	44,251	40,002
Corporate	82,601	99,195
Total	$144,694	$152,465

	As of	As of
	June 30,	December 31,
	2020	2019
Identifiable Assets
Public Health Solutions	$273,943	$1,018,673
Specialized BioTherapeutics	86,639	41,705
Corporate	11,900,092	6,714,982
Total	$12,260,674	$7,775,360

Note 10. Subsequent Events

Sales Pursuant to FBR At Market Issuance Sales Agreement

From July 1, 2020 through August 10, 2020, the Company issued 1,252,287 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $2.58 per share for total proceeds of $3,231,319.

Office Lease Amendment

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as the Company’s corporate headquarters. Pursuant to an amendment on July 7, 2020, the lease has been extended from November 2020 to October 2022. The current rent of $11,883 per month, or approximately $23.00 per square foot will be reduced to $21.50 per square foot, making the monthly payment $10,850 starting in November 2020.

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

Our Public Health Solutions business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease, and our vaccine programs targeting both filoviruses (such as Marburg and Ebola) and coronaviruses. The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency (“DTRA”).

An outline of our business strategy follows:

●	Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (12 weeks compared to 6 weeks), continue to explore partnership and commercialization while pursuing New Drug Application (“NDA”) filing;

●	Following positive interim analysis and completion of enrollment in June 2020, report final topline results in our pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;

●	Continue development of RiVax® in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support;

●	Continue development of our therapeutic SGX943 and our vaccine programs targeting both filoviruses (such as Marburg and Ebola) and coronaviruses with DTRA and NIAID funding support;

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies; and

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 and demonstrated continued improvement in treatment response with extended treatment in April 2020; additional extended treatment and follow-up outcomes pending throughout 2020

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrollment completed in June 2020, with positive interim analysis received in August 2019; final results expected in the fourth quarter of 2020

SGX203†	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201†	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Public Health Solutions*†

ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

*	Timelines subject to potential disruption due to COVID-19 outbreak.
†	Contingent upon continued government contract/grant funding or other funding source.

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

In October 2019, the U.S. Patent Office allowed the divisional patent application titled “Systems and Methods for Producing Synthetic Hypericin”. The allowed claims are directed to unique, proprietary methods to produce a novel, highly purified form of synthetic hypericin. This new divisional claim set expands on the previous issued claims in the parent U.S. patent.

In April 2020, the European patent office granted the divisional patent application titled “Formulations and Methods of Treatment of Skin Conditions” (No. 2932973). The granted claims are directed to the therapeutic use of synthetic hypericin in the treatment of CTCL. This new patent expands on our comprehensive patent estate, which includes protection on the composition of the purified synthetic hypericin, methods of synthesis and therapeutic methods of use in both CTCL and psoriasis, and is being pursued worldwide.

Based on the positive and previously published Phase 2 results, we initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aims to evaluate the response to SGX301 as a skin directed therapy to treat early stage CTCL. We have completed patient enrollment with approximately 35 CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol is a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consists of three treatment cycles, each of eight weeks duration. Treatments are administered twice weekly for the first six weeks and treatment response is determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects received SGX301 and 33% received placebo treatment of their index lesions. In the second cycle, all subjects received SGX301 treatment of their index lesions, and in the third cycle, all subjects received or are receiving SGX301 treatment of all of their lesions. The majority of subjects enrolled elected to continue into the third optional, open-label cycle of the study. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders. Subjects are followed for an additional six months after their last evaluation visit. The primary efficacy endpoint is assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures assess treatment response including duration, degree of improvement, time to relapse and safety.

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

We are working with leading oncology centers, a number of which participated in the Phase 2 study, to advance this Phase 3 clinical trial referred to as the “DOM–INNATE” study (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity). Based on the positive and previously published Phase 2 results (Study IDR-OM-01), the pivotal Phase 3 clinical trial (Study IDR-OM-02) is a highly powered, double-blind, randomized, placebo-controlled, multinational trial that enrolled 268 subjects with squamous cell carcinoma of the oral cavity and oropharynx who were scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects were randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study is the median duration of severe oral mucositis, which is assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis is evaluated using the WHO Grading system. Severe oral mucositis is defined as a WHO Grade of ≥3. Subjects are followed for an additional 12 months after the completion of treatment.

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

In April 2019, the Pediatric Committee of the EMA approved our Pediatric Investigation Plan (“PIP”) for SGX942, a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The EMA also agreed that we may defer conducting the PIP until successful completion of our ongoing pivotal Phase 3 clinical trial of SGX942, which allows us to file the adult indication MAA prior to completion of the PIP.

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

In June 2020, enrollment of 268 subjects was completed. We currently anticipate final top-line results during the fourth quarter 2020.

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

In February 2020, the Japanese Patent Office granted the patent titled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis.” This allowance builds on similar intellectual property in the U.S., New Zealand, Australia and Singapore and patent applications pending in other jurisdictions worldwide. The new claims cover therapeutic use of dusquetide (active ingredient in SGX942) and related IDR analogs, and add to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

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

The value of ThermoVax® lies in its potential ability to eliminate the need for cold chain production, transportation, and storage for Alum-adjuvanted vaccines. This would relieve the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from the World Health Organization and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that many vaccines need to be maintained either between 2 and 8 degrees Celsius (“C”), frozen below -20 degrees C, or frozen below -60 degrees C, and even brief excursions from these temperature ranges usually necessitate the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines for ricin exposure in emergency settings.

ThermoVax® development, specifically in the context of an Alum adjuvant, was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax®) and anthrax vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our Alum-adjuvanted ricin toxin vaccine, RiVax® and our Alum-adjuvanted anthrax vaccine. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax® was kept at 40 degrees C (104 degrees Fahrenheit) for up to one year, all of the animals vaccinated with the lyophilized RiVax® vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax® vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When the anthrax vaccine was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists.

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

On March 11, 2020, we entered into a research collaboration with the Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, UH Manoa to further expand the filovirus collaboration to investigation of potential coronavirus vaccines, including for SARS-CoV-2 (causing COVID-19). This research collaboration will utilize the technology platform developed in the search for filovirus vaccines and will use well-defined surface glycoprotein(s) from one or more coronaviruses, which are expected to be protective for COVID-19.

On April 16, 2020, we obtained an exclusive worldwide license for CoVaccine HTTM, a novel vaccine adjuvant, from BTG Specialty Pharmaceuticals (“BTG”), a division of Boston Scientific Corporation, for the fields of coronavirus infection (including SARS-CoV-2, the cause of COVID-19), and pandemic flu. CoVaccine HTTM is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CoVaccine HTTM in the development of our heat stable filovirus vaccine program, with vaccine candidates against Ebola and Marburg virus disease. Given this previous success, CoVaccine HTTM will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV-2, the cause of COVID-19. The license agreement was executed between us and Protherics Medicines Development, one of the companies that make up the BTG specialty pharmaceutical business, which owns the CoVaccine HTTM intellectual property.

On July 28, 2020, we announced the availability of a pre-print manuscript (available at https://doi.org/10.1101/2020.07.24.220715) describing a prototype COVID-19 vaccine using the novel CoVaccine HT™ adjuvant and demonstrating significant immunogenicity, including strong total and neutralizing antibody responses, with a balanced Th1 response, as well as enhancement of cell mediated immunity. These are all considered to be critical attributes of a potential COVID-19 vaccine.

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

During December 2019, we initiated a third Phase 1 double-blind, placebo-controlled, randomized study in eight healthy adult volunteer subjects designed to evaluate the safety and immunogenicity of RiVax® utilizing ThermoVax®. During January 2020, we suspended the study after Emergent Manufacturing Operations Baltimore LLC (“EMOB”), the manufacturer of the drug substance, notified us that, after releasing of the final drug product to us, EMOB identified that the active drug substance tested outside the established specification parameters. Two subjects had received doses as part of the study before the manufacturer provided this notice. Those two subjects will continue to be monitored and data captured in accordance with the study protocol; however, they will not receive further doses of study drug. A clinical safety report will be generated at study completion.

During April 2020, we received notification from NIAID that they would not be exercising the final contract option to support the conduct of a Phase 1/2 clinical study in healthy volunteers. As a result, the total contract award will not exceed $21.2 million.

In connection with failures relating to the manufacture of RiVax® bulk drug substance, on July 1, 2020, we filed a demand for arbitration against Emergent Biosolutions, Inc. (“EBS”), Emergent Product Development Gaithersburg, Inc. (“EPDG”); and EMOB (together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We have alleged that (a) EPDG breached contracts, an express warranty, a warranty of merchantability, and a warranty of fitness for a particular purpose, (b) EMOB breached a contract; (c) EPDG was unjustly enriched; (d) EPDG and EMOB were negligent in the performance of their work; and (e) EBS fraudulently induced us into entering into the contracts with EPDG and EMOB. We are seeking to recover damages in excess of $19 million from Emergent. Emergent has answered the demand for arbitration denying the allegations and asserting affirmative defenses. While we intend to vigorously pursue this arbitration, we cannot offer any assurances as to any result from the arbitration or that we will recover any damages from Emergent. For more details regarding the arbitration against Emergent, see Part II – Item 1. “Legal Proceedings” in this Quarterly Report.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of June 30, 2020, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2020 Compared to June 30, 2019

For the three months ended June 30, 2020, we had a net loss of $2,776,763 as compared to a net loss of $2,123,521 for the same period in the prior year, representing an increase in the net loss of $653,242 or 31%. This increase in net loss was primarily the result of increased research and development spending primarily attributable to higher clinical trial site and patient fees. For the six months ended June 30, 2020, we had a net loss of $10,358,097 as compared to a net loss of $3,763,148 for the same period in the prior year, representing an increase in the net loss of $6,594,949 or 175%. This increase in net loss was primarily the result of the issuance of $5,000,000 of common stock as a milestone payment to Hy Biopharma, Inc. (“Hy Biopharma”) triggered by the successful Phase 3 clinical trial of SGX301 for the treatment of CTCL and increased research and development spending primarily attributable to higher clinical trial site and patient fees.

Our revenues and associated costs incurred relate to the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and the assessment of SGX942 safety in juvenile animals. For the three months ended June 30, 2020, we had revenues of $505,288 as compared to $1,544,964 for the same period in the prior year, representing a decrease of $1,039,676 or 67%. For the six months ended June 30, 2020, we had revenues of $1,429,842 as compared to $2,689,752 for the same period in the prior year, representing a decrease of $1,259,910 or 47%. We also incurred costs related to those revenues for the three months ended June 30, 2020 and 2019 of $363,339 and $1,086,814, respectively, representing a decrease of $723,475 or 67%. We also incurred cost related to those revenues for the six months ended June 30, 2020 and 2019 of $1,192,844 and $2,014,738, respectively, representing a decrease of $821,894 or 41%. Our gross profit for the three months ended June 30, 2020 was $141,949 or 28% of revenues, as compared to $458,150 or 30% of revenues for the same period in 2019, representing a decrease of $316,201 or 69%. Our gross profit from the six months ended June 30, 2020 was $236,998 or 17% of revenues, as compared to $675,014 or 25% of revenues for the same period in 2019, representing a decrease of $438,016 or 65%. The decreases in revenues and gross profit were primarily the result of two grants with higher gross margins expiring during the three and six months ended June 30, 2020 that were active for the three and six months ended June 30, 2019.

Research and development expenses were $2,170,045 for the three months ended June 30, 2020 as compared to $1,853,950 for the same period in 2019, representing an increase of $316,095 or 17%. Research and development expenses were $4,870,216 for the six months ended June 30, 2020 as compared to $3,496,668 for the same period in 2019, representing an increase of $1,373,548 or 39%. The increase in research and development spending for the three and six months ended June 30, 2020 was primarily attributable to higher clinical trial site and patient fees incurred during the periods ended June 30, 2020 compared to the same periods in 2019.

General and administrative expenses were $785,776 for the three months ended June 30, 2020, as compared to $769,091 for the same period in 2019, representing an increase of $16,685 or 2%. General and administrative expenses were $1,654,443 for the six months ended June 30, 2020, as compared to $1,643,300 for the same period in 2019, representing an increase of $11,143 or 1%.

Research and development expense - milestone expense was $5,000,000 for the six months ended June 30, 2020. The expense was due to the issuance of 1,956,182 shares of common stock to Hy Biopharma during the three months ended March 31, 2020 following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of SGX301 being successful in the treatment of CTCL. No milestones were achieved during the three and six months ended June 30, 2019.

Interest income, net for the three months ended June 30, 2020 was $2,017 as compared to $39,851 for the same period in 2019, representing a decrease of $37,834 or 95%. Interest income for the six months ended June 30, 2020 was $23,964 as compared to $84,604 for the same period in 2019, representing a decrease of $60,640 or 72%. The decrease is due to lower interest and dividend rates on our cash and cash equivalents investments for the three and six months ended June 30, 2020 as compared to the same periods in 2019.

Financial Condition

Cash and Working Capital

As of June 30, 2020, we had cash and cash equivalents of $11,168,305 as compared to $5,420,708 as of December 31, 2019, representing an increase of $5,747,597 or 106%. As of June 30, 2020, we had working capital of $5,992,411 as compared to working capital of $1,181,249 as of December 31, 2019, representing an increase of $4,811,162 or 407%. The increase in cash and working capital was primarily related to the management of our expenses, and proceeds received from the increased use of the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc. and the warrant exercises completed during the six months ended June 30, 2020.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs and proceeds available from the FBR Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.54 million in active government contract funding still available as of June 30, 2020 to support our associated research programs through 2020 and beyond, provided the federal agencies exercise all options and do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies.

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.

●	We will continue to pursue net operating loss sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available.

●	We plan to pursue potential partnerships for pipeline programs; however, there can be no assurances that we can consummate such transactions.

●	We have up to $1.5 million remaining from the FBR Sales Agreement as of August 10, 2020 under the prospectus supplement updated April 10, 2020.

●	We have been granted a Paycheck Protection Program Loan through the financial stimulus packages afforded by both the federal and state governments based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19. We were granted a total of $417,830 from JPMorgan Chase Bank, N.A. to fund our payroll costs and other expenses allowed by the program. We will continue to explore and evaluate additional funding options through financial stimulus packages afforded by both the federal and state governments based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19 as they become available.

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $6.5 million before any contract or grant reimbursements, of which $5.4 million relates to the Specialized BioTherapeutics business and $1.1 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $1.4 million to offset research and development expenses in both the Specialized BioTherapeutics and the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30:

	2020	2019
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$427,087	$174,039
SGX942 (Dusquetide)	2,281,418	2,379,270
SGX301	1,907,390	721,507
Other	254,321	221,852
Total	$4,870,216	$3,496,668

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$1,112,019	$1,406,500
SGX942 (Dusquetide)	80,825	321,461
SGX301	-	286,777
Total	$1,192,844	$2,014,738
Grand Total	$6,063,060	$5,511,406

Contractual Obligations

We have licensing fee commitments of approximately $450,000 as of June 30, 2020 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expires in October 2020. Pursuant to an amendment executed on July 7, 2020, the lease has been extended to October 2022. The current rent of $11,883 per month, or approximately $23.00 per square foot will be reduced to $21.50 per square foot, making the monthly payment $10,850 starting in November 2020. Our office space is sufficient to satisfy our current needs.

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

As a result of the above agreements, we have future contractual obligations as follows:

Year	Licensing Fees	Property and Other Leases	Total
July 1 through December 31, 2020	$50,000	$51,805	$101,805
2021	100,000	6,408	106,408
2022	100,000	-	100,000
2023	100,000	-	100,000
2024	100,000	-	100,000
Total	$450,000	$58,213	$508,213

CARES Act Loan

On April 13, 2020, we were advised that one of our principal banks, JPMorgan Chase Bank, N.A., had approved a $417,830 loan (the “Loan”) under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act that was signed into law on March 27, 2020.

As a U.S. small business, we qualified for the PPP, which allows businesses and nonprofits with fewer than 500 employees to obtain loans of up to $10 million to incentivize companies to maintain their workers as they manage the business disruptions caused by the COVID-19 pandemic. The PPP provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loan proceeds may be used for eligible purposes, including payroll, benefits, rent and utilities.

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The Loan bears interest at a fixed rate of 0.98% per annum, with the first six months of interest and principal deferred. Some or all of the Loan may be forgiven if at least 75% of the Loan proceeds are used by us to cover payroll costs, including benefits and if we maintain our employment and compensation within certain parameters during the eight-week or twenty-four-week period following the Loan origination date and comply with other relevant conditions. We intend to use the proceeds for purposes consistent with the PPP and expect to meet the conditions for forgiveness of the Loan.

Contingencies

Based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, there could be additional repercussions in our operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

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

PART II - OTHER INFORMATION.

ITEM 1 – LEGAL PROCEEDINGS

On July 1, 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. (“EBS”); Emergent Product Development Gaithersburg, Inc. (“EPDG”); and Emergent Manufacturing Operations Baltimore LLC (“EMOB” and together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey in which the Company has alleged that (a) EPDG breached the EPDG Subcontract (defined in the following paragraph), the EPDG Quality Agreement (defined in the following paragraph), an express warranty, a warranty of merchantability, and a warranty of fitness for a particular purpose, (b) EMOB breached the EMOB Quality Agreement (defined in the following paragraph); (c) EPDG was unjustly enriched; (d) EPDG and EMOB were negligent in the performance of their work; and (e) EBS fraudulently induced the Company into entering into the contracts with EPDG and EMOB. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses.

After several months of negotiations and based on representations Emergent made related to its capabilities in developing upstream and downstream processes for vaccines and its designation as a Center for Innovation in Advanced Development and Manufacturing, in May 2015, the Company entered into a subcontract (the “EPDG Subcontract”) with EPDG, pursuant to which EPDG agreed to manufacture, and provide to the Company, RiVax® bulk drug substance (“BDS”). In March 2017, the Company entered into a quality agreement (the “EPDG Quality Agreement”) with EPDG for the purpose of defining and allocating the quality-related responsibilities between the Company and EPDG with respect to the production of the RiVax® BDS under the EPDG Subcontract.

After nearly three years of EPDG failing to meet the scope of work set forth in the EPDG Subcontract, Emergent recommended that both development and manufacturing work under the EPDG Subcontract be transferred to EMOB. On July 9, 2018, the Company entered into a quality agreement (the “EMOB Quality Agreement”) with EMOB, which agreement allocated various defined responsibilities between the Company and EMOB with respect to the manufacture, supply, and testing of the RiVax® BDS. Under the EMOB Quality Agreement, EMOB assumed sole responsibility for, inter alia, (i) employee training; (ii) providing adequate and qualified personnel; (iii) notifying the Company of out-of-specification results within two (2) business days of identification of the out of-specification results; (iv) performing testing using agreed-to testing procedures, test methods, specifications, and required compendia requirements; (v) ensuring that EMOB-generated data was accurate, controlled and safe from manipulation or loss; (vi) ensuring that the procedures, the state of automation and/or management controls were in place to assure data integrity; (vii) apprising the Company of any significant changes to analytical methodology for intermediaries, in-process or final product; and (viii) assuring that samples were stored in appropriate, continuously monitored conditions.

On January 8, 2020, EMOB informed the Company (a) of the existence of a questionable test result that could result in a determination that the RiVax® BDS manufactured, tested and released by EMOB was out-of-specification and should never have been released by Emergent (b) that the validity of “initial release” test results for such BDS was faulty because Emergent used an improper test method. The Company immediately suspended the Phase 1c trial to evaluate RiVax® in healthy adults, ending both further enrollment and further dosing. Emergent conducted an internal review of this deviation and found multiple internal failures including an “Inadequate analytical method transfer process,” an “Inability to comply with standard operating procedures around method transfer and data review,” and an “Inability to comply with test method procedures,” The Company quickly initiated a “for-cause” audit of the Emergent facility and confirmed the failures Emergent identified and admitted to in its own internal investigation.

The Company is seeking to recover damages in excess of $19 million from Emergent. While the Company intends to vigorously pursue this arbitration, the Company cannot offer any assurances that it will recover any damages from Emergent.

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

ITEM 5 – OTHER INFORMATION

As previously reported, on May 13, 2020, the Company’s Board of Directors approved an amendment (the “Amendment”) to the Company’s Amended and Restated By-laws (the “Bylaws”) to add forum selection provisions as a new Section 10.7 of the Bylaws.

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

Section 27 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, the exclusive forum provisions in the Bylaws do not apply to claims arising under the Exchange Act. The forum selection provisions, however, are intended to apply to the fullest extent permitted by law, including to actions or claims arising under the Securities Act. However, it is possible that a court could find the forum selection provisions to be inapplicable or unenforceable with respect to actions or claims arising under the Securities Act. Even if a court accepts that the forum selection provisions apply to actions or claims arising under the Securities Act, the Company’s stockholders shall not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.

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

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which was filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and is incorporated herein by reference.

ITEM 6 – EXHIBITS

EXHIBIT NO	DESCRIPTION

4.1	Description of Securities (incorporated by reference to Exhibit 4.11 included in Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-239928) filed on July 31, 2020).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

August 14, 2020	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2020	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President, and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

4.1	Description of Securities (incorporated by reference to Exhibit 4.11 included in Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-239928) filed on July 31, 2020).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase