Form 10-Q
period 2020-09-30
SOLIGENIX, INC.
filed 2020-11-12
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 09, 2020, 29,847,288 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,342,794	$5,420,708
Contracts and grants receivable	394,402	1,018,835
Research and development incentives receivable	312,378	444,043
Prepaid expenses and other current assets	680,088	609,739
Total current assets	12,729,662	7,493,325
Security deposit	22,757	22,757
Office furniture and equipment, net	27,511	36,093
Deferred issuance cost	57,884	39,324
Intangible assets, net	-	19,699
Right-of-use lease assets	259,837	125,412
Research and development incentives receivable	125,303	-
Other assets	27,124	38,750
Total assets	$13,250,078	$7,775,360
Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$2,444,919	$2,735,442
Accrued expenses	2,647,224	3,157,386
Accrued compensation	74,028	298,173
Paycheck Protection Program loan	255,341	-
Lease liabilities - current	114,392	121,075
Total current liabilities	5,535,904	6,312,076
Non-current liabilities:
Paycheck Protection Program loan, net of current	162,489	-
Lease liabilities, net of current	146,214	6,149
Total liabilities	5,844,607	6,318,225
Commitments and contingencies
Shareholders' equity:
Preferred stock, 350,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 29,847,288 shares and 21,753,124 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	29,847	21,753
Additional paid-in capital	195,058,736	177,006,004
Accumulated other comprehensive loss	(9,243)	(45,010)
Accumulated deficit	(187,673,869)	(175,525,612)
Total shareholders' equity	7,405,471	1,457,135
Total liabilities and shareholders' equity	$13,250,078	$7,775,360

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
Contract revenue	$507,171	$946,982	$1,644,818	$2,647,417
Grant revenue	101,640	307,922	393,835	1,297,238
Total revenues	608,811	1,254,904	2,038,653	3,944,655
Cost of revenues	(386,641)	(965,453)	(1,579,485)	(2,980,191)
Gross profit	222,170	289,451	459,168	964,464
Operating expenses:
Research and development	1,266,527	2,266,799	6,136,743	5,763,467
General and administrative	768,420	789,251	2,422,863	2,432,550
Research and development expense - milestone	-	-	5,000,000	-
Total operating expenses	2,034,947	3,056,050	13,559,606	8,196,017
Loss from operations	(1,812,777)	(2,766,599)	(13,100,438)	(7,231,553)
Foreign currency transaction gain/(loss)	(7,647)	8,809	(34,465)	11,479
Interest income	486	37,007	24,450	125,467
Research and development incentives	29,778	-	125,303	-
Net loss before income taxes	(1,790,160)	(2,720,783)	(12,985,150)	(7,094,607)
Income tax benefit	-	-	836,893	610,676
Net loss applicable to common stockholders	$(1,790,160)	$(2,720,783)	$(12,148,257)	$(6,483,931)
Basic and diluted net loss per share	$(0.06)	$(0.14)	$(0.45)	$(0.34)
Basic and diluted weighted average common shares outstanding	29,572,392	20,094,930	26,639,116	18,877,657

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(1,790,160)	$(2,720,783)	$(12,148,257)	$(6,483,931)
Other comprehensive loss:
Foreign currency translation adjustments	27,708	(7,985)	35,767	(11,324)
Comprehensive loss	$(1,762,452)	$(2,728,768)	$(12,112,490)	$(6,495,255)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	5,797,403	5,797	12,685,471	-	-	12,691,268
Issuance costs associated with FBR At Market Issuance Sales Agreement	-	-	(591,079)	-	-	(591,079)
Issuance of common stock for milestone	1,956,182	1,956	4,998,044		-	5,000,000
Issuance of common stock to vendors	30,000	30	58,970	-	-	59,000
Exercise of common stock options	5,758	6	4,981	-	-	4,987
Exercise of warrants	304,821	305	685,079	-	-	685,384
Share-based compensation expense	-	-	211,266	-	-	211,266
Foreign currency translation adjustment	-	-	-	35,767	-	35,767
Net loss	-	-	-	-	(12,148,257)	(12,148,257)
Balance, September 30, 2020	29,847,288	$29,847	$195,058,736	$(9,243)	$(187,673,869)	$7,405,471

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$3,669	$(166,170,020)	$6,280,170
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	2,529,050	2,529	2,551,618	-	-	2,554,147
Issuance costs associated with FBR At Market Issuance Sales Agreement	-	-	(101,277)	-	-	(101,277)
Issuance of common stock to vendors	245,700	246	205,492	-	-	205,738
Share-based compensation expense	-	-	233,992	-	-	233,992
Foreign currency translation adjustment	-	-	-	(11,324)	-	(11,324)
Net loss	-	-	-	-	(6,483,931)	(6,483,931)
Balance, September 30, 2019	20,457,589	$20,458	$175,326,001	$(14,993)	$(172,653,951)	$2,677,515

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2020	28,591,432	$28,591	$191,922,671	$(36,951)	$(185,883,709)	$6,030,602
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	1,252,287	1,252	3,230,067	-	-	3,231,319
Issuance costs associated with FBR At Market Issuance Sales Agreement	-	-	(165,555)	-	-	(165,555)
Exercise of common stock options	3,569	4	4,981	-	-	4,985
Share-based compensation expense	-	-	66,572	-	-	66,572
Foreign currency translation adjustment	-	-	-	27,708	-	27,708
Net loss	-	-	-	-	(1,790,160)	(1,790,160)
Balance, September 30, 2020	29,847,288	$29,847	$195,058,736	$(9,243)	$(187,673,869)	$7,405,471

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2019	18,741,210	18,741	173,557,669	(7,008)	(169,933,168)	3,636,234
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	1,667,698	1,668	1,710,235	-	-	1,711,903
Issuance costs associated with FBR At Market Issuance Sales Agreement	-	-	(68,062)	-	-	(68,062)
Issuance of common stock to vendors	48,681	49	44,632	-	-	44,681
Share-based compensation expense	-	-	81,527	-	-	81,527
Foreign currency translation adjustment	-	-	-	(7,985)	-	(7,985)
Net loss	-	-	-	-	(2,720,783)	(2,720,783)
Balance, September 30, 2019	20,457,589	$20,458	$175,326,001	$(14,993)	$(172,653,951)	$2,677,515

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2020	2019
Operating activities:
Net loss	$(12,148,257)	$(6,483,931)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	52,635	37,892
Non-cash lease expense	100,720	91,185
Share-based compensation	211,266	233,992
Issuance of common stock for milestone	5,000,000	-
Issuance of common stock for services	59,000	159,238
Realized gain on sale of office furniture	-	(3,843)
Change in operating assets and liabilities:
Contracts and grants receivable	624,433	332,418
Prepaid expenses and other current assets	(70,500)	(432,038)
Research and development incentives receivable	(5,164)	-
Operating lease liability	(101,779)	(89,919)
Deferred revenue	-	34,988
Accounts payable and accrued expenses	(827,680)	1,509,729
Accrued compensation	(224,145)	(255,999)
Total adjustments	4,818,786	1,617,643
Net cash used in operating activities	(7,329,471)	(4,866,288)

Investing activities:
Purchases of office furniture and equipment	(7,147)	-
Proceeds from sale of office furniture	-	5,500
Net cash provided by (used in) investing activities	(7,147)	5,500

Financing activities:
Proceeds from issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	12,691,268	2,554,147
Costs associated with FBR At Market Issuance Sales Agreement	(551,755)	(102,169)
Proceeds from the exercise of warrants	685,384	-
Financing lease principal repayments	(5,566)	(5,039)
Paycheck Protection Program loan	417,830	-
Proceeds from the exercises of stock options	4,987	-
Net cash provided by financing activities	13,242,148	2,446,939
Effect of exchange rate on cash and cash equivalents	16,556	(18,075)
Net increase (decrease) in cash and cash equivalents	5,922,086	(2,431,924)
Cash and cash equivalents at beginning of period	5,420,708	8,983,717
Cash and cash equivalents at end of period	$11,342,794	$6,551,793

Supplemental information:
Cash paid for state income taxes	$4,021	$5,000
Cash paid for lease liabilities:
Operating lease	$106,950	$104,625
Financing lease	$6,408	$6,408

Non-cash activities:
Right-of-use assets and lease liabilities recorded	$240,727	$255,962
Deferred issuance cost included in accounts payable	$57,884	$-
Deferred issuance cost reclassified to additional-paid-in capital	$124,981	$24,033
Issuance of restricted common stock to vendor for website re-development	$-	$46,500

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. The Company maintains two active business segments: Specialized BioTherapeutics and Public Health Solutions.

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

The Company’s Public Health Solutions business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease, and vaccine programs, including a program targeting filoviruses (such as Marburg and Ebola) and a program developing CiVaxaTM, its vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs is currently supported by the heat stabilization technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency (“DTRA”).

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States (“U.S.”) Food and Drug Administration regulations, and other regulatory authorities, litigation, and product liability. Results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2020, the Company had an accumulated deficit of $187,673,869. During the nine months ended September 30, 2020, the Company incurred a net loss of $12,148,257 and used $7,329,471 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR Inc. (“FBR”), management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of September 30, 2020, the Company had cash and cash equivalents of $11,342,794 as compared to $5,420,708 as of December 31, 2019, representing an increase of $5,922,086 or 109%. As of September 30, 2020, the Company had working capital of $7,193,758 as compared to working capital of $1,181,249 as of December 31, 2019, representing an increase of $6,012,509 or 508%. The increase in cash and working capital was primarily related to proceeds received from the utilization of the FBR Sales Agreement and warrant exercises during the nine months ended September 30, 2020 and management of cash burn, partially offset by cash used in operating activities.

Management’s business strategy can be outlined as follows:

  Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks), continue to explore partnership and commercialization while pursuing New Drug Application filing;
  Following positive interim analysis and enrollment completion, report final topline results in the Company’s pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
  Continue development of RiVax® (ricin toxin vaccine) and CiVaxTM (COVID-19 vaccine) in combination with the Company’s ThermoVax® technology to develop new heat stable vaccines in biodefense and public health with NIAID funding support;
  Continue development of our therapeutic SGX943 and our vaccine programs targeting filoviruses (such as Marburg and Ebola) with DTRA and NIAID funding support;
  Pursue business development opportunities for the Company’s pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies; and
  Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

  The Company has up to $0.9 million in active government contract and grant funding still available as of September 30, 2020, to support its associated research programs through 2020 and beyond. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.
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
  The Company has $20.0 million remaining from the FBR Sales Agreement as of November 09, 2020 under the prospectus supplement filed August 28, 2020, as no sales have been made under the FBR Sales Agreement since July 28, 2020.
  The Company has obtained a Paycheck Protection Program Loan through financial stimulus packages authorized by both the federal and state governments based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19. The loan amount totaling  $417,830 was granted by the Small Business Administration ("SBA") and administered through JPMorgan Chase Bank, N.A. to fund the Company’s payroll costs and other expenses allowed by the program. The Company will continue to explore and evaluate additional funding options through financial stimulus packages afforded by both the federal and state governments based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19 if and as they become available.
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

Intangible Assets

The Company determines whether to capitalize or expense patent and license costs based on whether the technology has alternative future uses, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730, Research and Development. Based on this consideration, the Company capitalizes payments made to legal firms that are engaged in filing and protecting rights to intellectual property and rights for its current product candidates in both the domestic and international markets. The Company believes that patent rights are one of its most valuable assets. Patents and patent applications are a key component of intellectual property, especially in the early stage of product development, as their purchase and maintenance gives the Company access to key product development rights from Soligenix’s academic and industry partners. These rights can also be sold or sub-licensed as part of its strategy to partner its product candidates at each stage of development as the intangible assets have alternative future use. The legal costs incurred for these patents consist of work associated with filing new patents designed to protect, preserve and maintain the Company’s rights, and perhaps extend the lives of the patents. The Company capitalizes such costs and amortizes intangibles on a straight-line basis over their expected useful life – generally a period of 11 to 16 years.

The Company did not capitalize any patent related costs during the three or nine months ended September 30, 2020 and 2019.

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC, a company which since January 1, 2019 beneficially owned 5% or more of the shares of the Company’s outstanding common stock but which has beneficially owned less than 5% of the Company’s outstanding common stock since April 30, 2020, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs”, which was reported in other assets in the accompanying consolidated balance sheets. Beginning with the three months ended September 30, 2019, the Company started amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for the three months ended September 30, 2020 was $3,875 and for the nine months ended September 30, 2020 was $11,627 and accumulated amortization was $19,376 as of September 30, 2020.

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

The Company did not record any impairment of long-lived assets for the three or nine months ended September 30, 2020 or 2019.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The fair value of options issued during the nine months ended September 30, 2020 and 2019 was estimated using the Black-Scholes option-pricing model and the following assumptions:

  a dividend yield of 0%;
  an expected life of 4 years;
  volatility of 77.08% - 84.57% for 2020 and 90.87% - 92.93% for 2019
  risk free interest rates ranging from 0.215% - 1.66% for 2020 and 1.835% - 2.50% for 2019

The fair value of each option grant made during the nine months ended September 30, 2020 and 2019 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net income. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended September 30, 2020 and 2019, the Company recognized a foreign currency transaction loss of $7,647 and a foreign currency transaction gain of $8,809, respectively, in the accompanying consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, the Company recognized a foreign currency transaction loss of $34,465 and a foreign currency transaction gain of $11,479, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $836,893 and $610,676 from the sale of New Jersey NOL carryforwards during the nine months ended September 30, 2020 and 2019, respectively. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the nine months ended September 30, 2020 or 2019. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2020 and December 31, 2019.

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

The following table shows the change in the United Kingdom research and development incentives receivable from December 31, 2019 to September 30, 2020:

	Long-term	Current
Balance at December 31, 2019	$-	$444,043
UK research and development incentives	125,303	-
UK research and development incentives cash receipt	-	(120,136)
Foreign currency translation	-	(11,529)
Balance at September 30, 2020	$125,303	$312,378

Reclassifications

Certain amounts in the statement of operations for the three and nine months ended September 30, 2019 were reclassified to conform to the current year presentation.

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of September 30,
	2020	2019
Common stock purchase warrants	5,886,817	6,303,643
Stock options	1,550,704	1,331,172
Total	7,437,521	7,634,815

The weighted average exercise price of the Company’s warrants and stock options outstanding at September 30, 2020 were $2.92 and $3.11 per share, respectively, and at September 30, 2019 were $4.25 and $3.09 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and stock options, accruals for clinical trials in process and the useful life of intangibles that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and presentation.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
September 30, 2020
Licenses	$462,234	$462,234	$-
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,355,419	$-

December 31, 2019
Licenses	$462,234	$442,535	$19,699
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,335,720	$19,699

Amortization expense was $6,117 and $6,791 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense was $19,699 and $20,373 for each of the nine months ended September 30, 2020 and 2019, respectively.

Based on the balance of licenses and patents at September 30, 2020, no future amortization expense is expected through December 31, 2020.

License fees and royalty payments are expensed as incurred, as the Company does not attribute any future benefits of such payments.

Note 4. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copier machine in the office as an operating lease and a financing lease, respectively, and records related right-of-use lease assets and lease liabilities accordingly. Pursuant to an amendment executed on July 7, 2020, the lease has been extended to October 2022.  The current rent of $11,883 per month, or approximately $23.00 per square foot will be reduced to $21.50 per square foot, making the monthly payment $11,108 starting in November 2020 for the remainder of the two year lease extension. Our office space is sufficient to satisfy our current needs.  As of September 30, 2020, the Company’s consolidated balance sheet included a right-of-use lease asset of $252,394 for the office space and $7,443 for the copier machine. Lease liabilities in the Company’s consolidated balance sheet included corresponding lease liabilities of $252,507 and $8,099 respectively. During the nine months ended September 30, 2020, the Company recognized lease expense of $105,893 for the operating lease, in addition to amortization expense of $5,582 and interest expense of $842 for the financing lease in the Company’s consolidated statement of operations.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements:

	Operating Lease	Financing Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2020	$112,387	$13,025
Extended lease terms	240,727
Reduction/amortization	(100,720)	(5,582)
Right of use lease asset, September 30, 2020	$252,394	$7,443

Lease liability:
Lease liability, January 1, 2020	$113,559	$13,665
Extended lease terms	240,727
Repayments	(101,779)	(5,566)
Lease liability, September 30, 2020	$252,507	$8,099

Lease expense for the nine months ended September 30, 2020:
Lease expense	$105,893	$-
Amortization expense	-	5,582
Interest expense	-	842
Total	$105,893	$6,424

Contractual cash payments for the remaining lease term as of September 30, 2020:
2020	$34,100	$2,136
2021	133,300	6,408
2022	111,083	-
Total	$278,483	$8,544
Remaining lease term (months) as of September 30, 2020	25	12

Note 5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2020	2019

Clinical trial expenses	$2,538,702	$3,020,030
Other	108,522	137,356
Total	$2,647,224	$3,157,386

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

Common Stock

The following items represent transactions in the Company’s common stock for the nine months ended September 30, 2020:

  During the nine months ended September 30, 2020, the Company issued 5,758 shares of common stock as a result of an option exercises. The weighted average exercise price of the options was $1.19 per share. The cash exercise price of $1,882 for 2,189 of those shares was received in December 2019.
  The Company issued a vendor 10,000 shares of common stock with a fair value of $1.68 per share on January 8, 2020, another 10,000 shares of common stock with a fair value of $2.25 per share on February 10, 2020 and another 10,000 shares of common stock with a fair value of $1.97 per share on March 12, 2020, in each case as partial consideration for its service performed. The shares were fully vested on the date of grant and resulted in the recognition of $59,000 of expense during the nine months ended September 30, 2020.
  On February 10, 2020, the Company issued 206 shares of common stock as a result of a cashless exercise of warrants. The exercise price of the warrants was $2.50.
  On March 23, 2020, the Company issued 1,956,182 shares of common stock for payment on an achieved milestone. The fair value of the shares was $2.56 per share based upon a formula set forth in the asset purchase agreement.
  During the nine months ended September 30, 2020, the Company issued 304,615 shares of common stock as a result of warrant exercises. The exercise price of the warrants was $2.25 per share.
  During the nine months ended September 30, 2020, the Company sold 5,797,403 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $2.19 per share.

The issuances of the Company’s common stock to vendors and as a result of option exercises described above were issued under the 2015 Plan and, are registered on a Registration Statement on Form S-8. However, as shares of common stock are not covered by a reoffer prospectus, the certificates evidencing such shares reflect a Securities Act restrictive legend.

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

The Company’s shelf registration statement on Form S-3 (File No. 333- 217738) filed on May 5, 2017 (the “May 2017 Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) expired on August 10, 2020, but which was available to be utilized for a period up to six months or until a new shelf registration statement was declared effective, whichever occurred first. All sales under the FBR Sales Agreement from August 11, 2017 through August 10, 2020 were made pursuant to the May 2017 Registration Statement.

All sales of common stock made pursuant to the FBR Sales Agreement since the expiration of the May 2017 Registration Statement have been, and future sales will be, made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333- 239928) filed on July 17, 2020 (the "July 2020 Registration Statement") with the SEC, and any amendments thereto, the base prospectus filed as part of such registration statement, and any prospectus supplements. The July 2020 Registration Statement was declared effective on August 28, 2020.

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

On August 28, 2020, the Company filed a prospectus supplement to the FBR Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $20.0 million under the July 2020 Registration Statement. As of November 09, 2020, there was $20.0 million available for the sale of common stock under the FBR Sales Agreement, as no sales have been made under the FBR Sales Agreement since July 28, 2020.

Note 8. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $450,000 as of September 30, 2020 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expired in October 2020. This office space currently serves as the Company’s corporate headquarters. Pursuant to an amendment on July 7, 2020, the lease has been extended from November 2020 to October 2022. The current rent of $11,883 per month, or approximately $23.00 per square foot will be reduced to $21.50 per square foot, making the monthly payment $11,108 starting in November 2020 for the remainder of the two year lease extension.

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

Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $5.0 million to Hy Biopharma, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock.

In January 2020, the Company’s Board of Directors authorized the amendment of Dr. Schaber’s employment agreement to increase the number of shares of the Company’s common stock from 5,000 to 500,000 issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party. Dr. Schaber's employment agreement has been amended to include the Company's obligation to issue the increased number of shares if such event occurs.

As a result of the above agreements, the Company has the following contractual obligations:

Year	Research and Development	Property and Other Leases	Total
October 1 through December 31, 2020	$50,000	36,236	$86,236
2021	100,000	139,708	239,708
2022	100,000	111,083	211,083
2023	100,000	-	100,000
2024	100,000	-	100,000
Total	$450,000	$287,027	$737,027

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

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The short –term portion of the Loan is $255,341 and the long-term portion of the Loan is $162,489 with accrued interest expense of $1,706 as of September 30, 2020. The Loan bears interest at a fixed rate of 0.98% per annum, with the first six months of interest and principal deferred. Some or all of the Loan may be forgiven if at least 75% of the Loan proceeds are used by the Company to cover payroll costs, including benefits and if the Company maintains its employment and compensation within certain parameters during the eight-week or twenty-four-week period following the Loan origination date and complies with other relevant conditions. The Company has  used all proceeds for purposes consistent with the PPP and expects to meet the conditions for forgiveness of the Loan.

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. A liability is only recorded if management determines that it is both probable and reasonably estimable.

COVID-19

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

Emergent BioSolutions Legal Proceedings

On July 1, 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. ("Emergent") and certain of its subsidiaries with the American Arbitration Association in Mercer County, New Jersey. The Company alleges in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. (see Part II, Item 1 – Legal Proceeding)

The Company is seeking to recover damages in excess of $19 million from Emergent. While the Company intends to vigorously pursue this arbitration, the Company cannot offer any assurances that it will recover any damages from Emergent.

The Company has received invoices from Emergent related to the above matter. No accrual has been made for these invoices as management deems them invalid because Emergent failed to perform under the applicable contracts, and not probable of being required to pay them based on the numerous breaches sited in the pending arbitration. These invoices total approximately $331,000.

Note 9. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	September 30,
	2020	2019
Revenues
Public Health Solutions	$544,466	$991,087
Specialized BioTherapeutics	64,345	263,817
Total	$608,811	$1,254,904

(Loss) Income from Operations
Public Health Solutions	$(6,369)	$72,491
Specialized BioTherapeutics	(643,793)	(1,926,883)
Corporate	(1,162,615)	(912,207)
Total	$(1,812,777)	$(2,766,599)

Amortization and Depreciation Expense
Public Health Solutions	$6,651	$4,312
Specialized BioTherapeutics	3,201	4,141
Corporate	7,335	6,448
Total	$17,187	$14,901

Other Income, Net
Specialized BioTherapeutics	$22,131	$8,809
Corporate	486	37,007
Total	$22,617	$45,816

Share-Based Compensation
Public Health Solutions	$8,377	$8,072
Specialized BioTherapeutics	18,962	18,609
Corporate	39,233	54,846
Total	$66,572	$81,527

	Nine Months Ended
	September 30,
	2020	2019
Revenues
Public Health Solutions	$1,921,284	$2,767,304
Specialized BioTherapeutics	117,369	1,177,351
Total	$2,038,653	$3,944,655

(Loss) Income from Operations
Public Health Solutions	$(215,608)	$267,601
Specialized BioTherapeutics	(9,810,296)	(4,725,774)
Corporate	(3,074,534)	(2,773,380)
Total	$(13,100,438)	$(7,231,553)

Amortization and Depreciation Expense
Public Health Solutions	$21,272	$13,030
Specialized BioTherapeutics	9,438	12,986
Corporate	21,925	11,876
Total	$52,635	$37,892

Other Income, Net
Specialized BioTherapeutics	$90,838	$11,479
Corporate	24,450	125,467
Total	$115,288	$136,946

Share-Based Compensation
Public Health Solutions	$26,219	$21,340
Specialized BioTherapeutics	63,213	58,611
Corporate	121,834	154,041
Total	$211,266	$233,992

	As of	As of
	September 30,	December 31,
	2020	2019
Identifiable Assets
Public Health Solutions	$357,798	$1,018,673
Specialized BioTherapeutics	54,944	41,705
Corporate	12,837,336	6,714,982
Total	$13,250,078	$7,775,360

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
  maintenance and progression of our business strategy;
  the possibility that our products under development may not gain market acceptance;
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

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the United States Securities and Exchange Commission (the "SEC”) or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Our Business Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: Specialized BioTherapeutics and Public Health Solutions.

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

Our Public Health Solutions business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease, and our vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVaxTM, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs currently is supported by our heat stabilization technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency (“DTRA”).

An outline of our business strategy follows:

  Following positive primary endpoint topline analysis for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), continue to explore partnership and commercialization while pursuing New Drug Application (“NDA”) filing;
  Following positive interim analysis and completion of enrollment in June 2020, report final topline results in our pivotal Phase 3 clinical trial of SGX942 for the treatment of oral mucositis in head and neck cancer;
  Continue development of RiVax® (ricin toxin vaccine) and CiVaxTM (COVID-19 vaccine) in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense and public health with NIAID funding support;
  Continue development of our therapeutic SGX943 and our vaccine programs targeting filoviruses (such as Marburg and Ebola) with DTRA and NIAID funding support;
  Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements;
  Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies; and
  Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3)

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial enrollment completed in June 2020, with positive interim analysis received in August 2019; final results expected in the fourth quarter of 2020

SGX203†	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201†	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Public Health Solutions*†

ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

* Timelines subject to potential disruption due to COVID-19 outbreak.
† Contingent upon continued government contract/grant funding or other funding source.

Specialized BioTherapeutics Overview

SGX301 – for Treating Cutaneous T-Cell Lymphoma

SGX301 is a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible light 16 to 24 hours later. Hypericin is also found in several species of Hypericum plants, although the drug used in SGX301 is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet light. Other light therapies using UVA or UVB light can result in serious adverse effects including secondary skin cancers.

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

During September 2017, the National Cancer Institute (“NCI”), part of the National Institutes of Health (“NIH”) awarded us a Small Business Innovation Research (“SBIR”) grant of approximately $1.5 million over two years to support the conduct of our pivotal, Phase 3, randomized, double-blind, placebo-controlled study evaluating SGX301 (synthetic hypericin) as a treatment for CTCL. This grant was exhausted as of December 2019.

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

During October 2020, analysis of the optional third open-label treatment cycle (“Cycle 3”) was completed. Cycle 3 was focused on safety and all patients could elect to receive SGX301 treatment of all their lesions for an additional 6 weeks or up to 18 weeks in total. Of note, 66% of patients elected to continue with this optional safety cycle of the study. Of the subset of patients that received SGX301 throughout all 3 cycles of treatment (18 weeks), 49% of them demonstrated a treatment response (p=0.046 vs. patients completing 12 weeks of SGX301 treatment in Cycle 2; p<0.0001 vs. patients receiving placebo in Cycle 1). Moreover, in a subset of patients evaluated in this cycle, it was demonstrated that SGX301 is not systemically available, consistent with the general safety of this topical product observed to date. At the end of Cycle 3, SGX301 continued to be well tolerated despite extended and increased use of the product to treat multiple lesions.

In addition, continued analysis of results from the protocol mandated efficacy cycles (Cycles 1 and 2) of the study revealed that 12 weeks of treatment (Cycle 2) with SGX301 is equally effective on both patch (response 37%, p=0.0009) and plaque (response 42%, p<0.0001) lesions CTCL when compared to Cycle 1 placebo lesion responses, further demonstrating the unique benefits of the more deeply penetrating visible light activation of hypericin.

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

During September 2017, the National Institute of Dental and Craniofacial Research (“NIDCR”), part of the NIH, awarded us a SBIR grant of approximately $1.5 million over two years to support the conduct of our Phase 3, multinational, randomized, double-blind, placebo-controlled study evaluating SGX942 (dusquetide) as a treatment for severe oral mucositis in patients with head and neck cancer receiving CRT. This grant was exhausted as of August 2019.

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

On October 31, 2018, in a series of related transactions, (a) we and the UC agreed to terminate the original license agreement, (b) the UC and VitriVax, Inc. (“VitriVax”) executed a worldwide exclusive license agreement for the heat stabilization technology for all fields of use, and (c) we and VitriVax executed a worldwide exclusive sublicense agreement, which was amended and restated on October 14, 2020, for the heat stabilization technology for use in the fields of ricin and Ebola vaccines. We paid a $100,000 sublicense fee on the effective date of the sublicense agreement. Under the amended sublicense agreement, to maintain the sublicense we are obliged to pay a minimum annual royalty of $20,000 until first commercial sale of a sublicensed product, upon which point, we shall pay an earned royalty of 2% of net sales subject to a minimum royalty of $50,000 each year. We are also required to pay royalty on any sub-sublicense income based on a declining percentage of all sub-sublicense income calculated within the contractual period until reaching a minimum of 15% after two years. In addition, we are required to pay VitriVax milestone fees of: (a) $25,000 upon initiation of a Phase 2 clinical trial of the sublicensed product, (b) $100,000 upon initiation of a Phase 3 clinical trial of the sublicensed product, (b) $100,000 upon regulatory approval of a sublicensed product, and (c) $1 million upon achieving $10 million in aggregate net sales of a sublicensed product in the U.S. or equivalent. To date none of these milestones have been met.

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

On April 16, 2020, we obtained an exclusive worldwide license for CiVaxTM, a novel vaccine adjuvant, from BTG Specialty Pharmaceuticals (“BTG”), a division of Boston Scientific Corporation, for the fields of coronavirus infection (including SARS-CoV-2, the cause of COVID-19), and pandemic flu. CiVaxTM is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CiVaxTM in the development of our heat stable filovirus vaccine program, with vaccine candidates against Ebola and Marburg virus disease. Given this previous success, CiVaxTM will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV-2, the cause of COVID-19. The license agreement was executed between us and Protherics Medicines Development, one of the companies that make up the BTG specialty pharmaceutical business, which owns the CiVaxTM intellectual property.

On July 28, 2020, we announced the availability of a pre-print manuscript (available at https://doi.org/10.1101/2020.07.24.220715), followed by the peer-reviewed publication on October 30, 2020 (https://www.frontiersin.org/articles/10.3389/fimmu.2020.599587/full), describing CiVax™, a prototype COVID-19 vaccine, using the novel CoVaccine HT™ adjuvant and demonstrating significant immunogenicity, including strong total and neutralizing antibody responses, with a balanced Th1 response, as well as enhancement of cell mediated immunity. These are all considered to be critical attributes of a potential COVID-19 vaccine.

 On September 15, 2020 we announced the publication of a paper detailing the thermostabilization of the filovirus GP proteins and key assays describing their stability (available at: https://www.jpharmsci.org/article/S0022-3549(20)30509-8/fulltext )

RiVax® – Ricin Toxin Vaccine

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

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigation Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations” (http://www.fbi.gov/stats-services/publications/terrorism-2002-2005/terror02_05.pdf). In recent years, Al Qaeda in the Arabian Peninsula has threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. In April 2013, letters addressed to the U.S. President, a Senator and a judge tested positive for ricin. As recently as September 2020, ricin-laced letters addressed to the White House and others addressed to Texas law enforcement agencies were intercepted before delivery raising fresh concerns about the deadly toxin.

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

  Treatment when antibiotics are contraindicated, such as:
    before the infectious organism and/or its antibiotic susceptibility is known; or
    in at-risk populations prior to infection.
  An ability to be used as an additive, complementary treatment with antibiotics, thereby enhancing efficacy of sub-optimal antibiotic regimens (e.g., partially antibiotic-resistant infections);
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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of September 30, 2020, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2020 Compared to September 30, 2019

For the three months ended September 30, 2020, we had a net loss of $1,790,160 as compared to a net loss of $2,720,783 for the same period in the prior year, representing an decrease in the net loss of $930,623 or 35%. This decrease in net loss was primarily the result of decreased research and development spending due to the completion of the CTCL trial. For the nine months ended September 30, 2020, we had a net loss of $12,148,257 as compared to a net loss of $6,483,931 for the same period in the prior year, representing an increase in the net loss of $5,664,326 or 87%. This increase in net loss was primarily the result of the issuance of $5,000,000 of common stock as a milestone payment to Hy Biopharma, Inc. (“Hy Biopharma”) triggered by the successful Phase 3 clinical trial of SGX301 for the treatment of CTCL and increased research and development spending.

Our revenues and associated costs incurred relate to the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and the assessment of SGX942 safety in juvenile animals. For the three months ended September 30, 2020, we had revenues of $608,811 as compared to $1,254,904 for the same period in the prior year, representing a decrease of $646,093 or 51%. For the nine months ended September 30, 2020, we had revenues of $2,038,653 as compared to $3,944,655 for the same period in the prior year, representing a decrease of $1,906,002 or 48%. We also incurred costs related to those revenues for the three months ended September 30, 2020 and 2019 of $386,641 and $965,453, respectively, representing a decrease of $578,812 or 60%. We also incurred cost related to those revenues for the nine months ended September 30, 2020 and 2019 of $1,579,485 and $2,980,191, respectively, representing a decrease of $1,400,706 or 47%. Our gross profit for the three months ended September 30, 2020 was $222,170 or 36% of revenues, as compared to $289,451 or 23% of revenues for the same period in 2019, representing a decrease of $67,281 or 23%. Our gross profit from the nine months ended September 30, 2020 was $459,168 or 23% of revenues, as compared to $964,464 or 24% of revenues for the same period in 2019, representing a decrease of $505,296 or 52%. The decrease in revenues and gross profit were primarily the result of the closing of the CTCL study.

Research and development expenses were $1,266,527 for the three months ended September 30, 2020 as compared to $2,266,799 for the same period in 2019, representing a decrease of $1,000,272 or 44%. Research and development expenses were $6,136,743 for the nine months ended September 30, 2020 as compared to $5,763,467 for the same period in 2019, representing an increase of $373,276 or 6%. The decrease in research and development spending for the three months ended September 30, 2020 was primarily attributable to the reduction in expense due to the completion of the CTCL trial. The increase in research and development spending for the nine months ended September 30, 2020 was due to an increase of activity for the two Phase 3 clinical trials.

General and administrative expenses were $768,420 for the three months ended September 30, 2020, as compared to $789,251 for the same period in 2019, representing a decrease of $20,831 or 3%. General and administrative expenses were $2,422,863 for the nine months ended September 30, 2020, as compared to $2,432,550 for the same period in 2019, representing a decrease of $9,687 or 0%.

Research and development expense - milestone expense was $5,000,000 for the nine months ended September 30, 2020. The expense was due to the issuance of 1,956,182 shares of common stock to Hy Biopharma during the three months ended March 31, 2020 following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of SGX301 being successful in the treatment of CTCL. No milestones were achieved during the three and nine months ended September 30, 2019.

Interest income, net for the three months ended September 30, 2020 was $486 as compared to interest income of $37,007 for the same period in 2019, representing a decrease of $36,521 or 99%. Interest income for the nine months ended September 30, 2020 was $24,450 as compared to $125,467 for the same period in 2019, representing a decrease of $101,017 or 81%. The decrease is due to lower interest and dividend rates on our cash and cash equivalents investments for the three and nine months ended September 30, 2020 as compared to the same periods in 2019.

Financial Condition

Cash and Working Capital

As of September 30, 2020, we had cash and cash equivalents of $11,342,794 as compared to $5,420,708 as of December 31, 2019, representing an increase of $5,922,086 or 109%. As of September 30, 2020, we had working capital of $7,193,758 as compared to working capital of $1,181,249 as of December 31, 2019, representing an increase of $6,012,509 or 508%. The increase in cash and working capital was primarily related to proceeds received from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc., the warrant exercises completed during the nine months ended September 30, 2020 and management of our cash burn, partially offset by cash used in operations.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

  We have up to $0.9 million in active government contract funding still available as of September 30, 2020 to support our associated research programs through 2020 and beyond. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies.
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
  We have $20.0 million remaining from the FBR Sales Agreement as of November 09, 2020 under the prospectus supplement updated August 28, 2020, as no sales have been made under the FBR Sales Agreement since July 28, 2020.
  We have obtained a Paycheck Protection Program Loan through financial stimulus packages authorized by both the federal and state governments based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19. The loan amount totaling $417,830 was granted by the SBA and administered through JPMorgan Chase Bank, N.A. to fund our payroll costs and other expenses allowed by the program. We will continue to explore and evaluate additional funding options through financial stimulus packages afforded by both the federal and state governments based on the current outbreak of SARS-CoV-2, the pathogen responsible for COVID-19 if and as they become available.
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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $14.1 million before any contract or grant reimbursements, of which $13.2 million relates to the Specialized BioTherapeutics business and $0.9 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $1 million to offset research and development expenses in both the Specialized BioTherapeutics and the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30:

	2020	2019
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$636,268	$303,149
SGX942 (Dusquetide)	2,993,183	3,853,182
SGX301	2,089,847	1,260,664
Other	417,445	346,472
Total	$6,136,743	$5,763,467

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$1,435,576	$2,195,743
SGX942 (Dusquetide)	143,909	405,055
SGX301	-	379,392
Total	$1,579,485	$2,980,191
Grand Total	$7,716,228	$8,743,658

Contractual Obligations

We have licensing fee commitments of approximately $450,000 as of September 30, 2020 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that was amended in October 2017 and expired in October 2020. Pursuant to an amendment executed on July 7, 2020, the lease has been extended to October 2022.  The current rent of $11,883 per month, or approximately $23.00 per square foot will be reduced to $21.50 per square foot, making the monthly payment $11,108 starting in November 2020 for the remainder of the two year lease extension. Our office space is sufficient to satisfy our current needs.

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

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved to Hy Biopharma. The potential future payment will be payable in our common stock not to exceed 19.9% of our outstanding stock.

In January 2020, our Board of Directors authorized an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock from 5,000 to 500,000, issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party. Dr. Schaber's employment agreement was amended to include our obligation to issue the increased number of shares if such event occurs.

As a result of the above agreements, we have future contractual obligations as follows:

Year	Licensing Fees	Property and Other Leases	Total
October 1 through December 31, 2020	$50,000	$36,236	$86,236
2021	100,000	139,708	239,708
2022	100,000	111,083	211,083
2023	100,000	-	100,000
2024	100,000	-	100,000
Total	$450,000	$287,027	$737,027

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

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The Loan bears interest at a fixed rate of 0.98% per annum, with the first six months of interest and principal deferred. Some or all of the Loan may be forgiven if at least 75% of the Loan proceeds are used by us to cover payroll costs, including benefits and if we maintain our employment and compensation within certain parameters during the eight-week or twenty-four-week period following the Loan origination date and comply with other relevant conditions. We have used the proceeds for purposes consistent with the PPP and expect to meet the conditions for forgiveness of the Loan.

Contingencies

We follow subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. We assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. A liability is only recorded if we determine that it is both probably and reasonably estimable.

COVID-19

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

Emergent BioSolutions Legal Proceedings

On July 1, 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. ("Emergent") and certain of its subsidiaries with the American Arbitration Association in Mercer County, New Jersey. We allege in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. (see Part II, Item 1 – Legal Proceeding)

We are seeking to recover damages in excess of $19 million from Emergent. While we intend to vigorously pursue this arbitration, we cannot offer any assurances that we will recover any damages from Emergent.

We have received invoices from Emergent related to the above matter. No accrual has been made for these invoices as we deem them invalid because Emergent failed to perform under the applicable contracts, and not probable of being required to pay them based on the numerous breaches sited in the pending arbitration. These invoices total approximately $331,000.

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

ITEM 6 – EXHIBITS

EXHIBIT NO	DESCRIPTION

10.1	Third Extension and Amendment to Lease dated July 7, 2020 between CPP II LLC and the Company.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

November 12, 2020	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2020	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President, and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Third Extension and Amendment to Lease dated July 7, 2020 between CPP II LLC and the Company.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase