Form 10-K
period 2020-12-31
SOLIGENIX, INC.
filed 2021-03-30
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $57,299,617 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2020.

On March 23, 2021, there were 40,020,461 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2020

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;

●	uncertainty inherent in developing vaccines, and manufacturing and conducting preclinical and clinical trials of vaccines;

●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;

●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;

●	maintenance and progression of our business strategy;

●	the possibility that our products under development may not gain market acceptance;

●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;

●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;

●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may in the future arise; and

●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;

●	the effect that global pathogens could have on financial markets, materials sourcing, patients, governments and population (e.g. Coronavirus Disease 2019 (“COVID-19”)); and

●	other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of SGX301 (synthetic hypericin) as a novel photodynamic therapy utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study completed, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the United States (“U.S.”) Development programs in this business segment also include our first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation including pediatric Crohn's disease (SGX203) and acute radiation enteritis (SGX201).

Our Public Health Solutions business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease and our vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVaxTM, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”) and the Defense Threat Reduction Agency (“DTRA”).

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.

●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942 to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the United States (“U.S.”) Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”).

●	Continue development of RiVax® (ricin toxin vaccine) and CiVaxTM (COVID-19 vaccine) in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense with NIAID funding support.

●	Continue development of our therapeutic SGX943 and our vaccine programs targeting filoviruses (such as Marburg and Ebola) with DTRA and NIAID funding support.

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX301	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3)

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: the primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group

SGX203†	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201†	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Public Health Solutions*†

ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

CiVax™	Vaccine against COVID-19	Pre-clinical

*	Timelines subject to potential disruption due to COVID-19 outbreak.
†	Contingent upon continued government contract/grant funding or other funding source.

Specialized BioTherapeutics Overview

SGX301 – for Treating Cutaneous T-Cell Lymphoma

SGX301 is a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible fluorescent light 18 to 24 hours later. Hypericin is also found in several species of Hypericum plants, although the drug used in SGX301 is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet light, and enabling deeper penetration of the light energy and activation of hypericin. Other light therapies using UVA or UVB light can result in serious adverse effects including secondary skin cancers.

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

SGX301 has received Orphan Drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for SGX301 upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a NDA for SGX301, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for SGX301 on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. SGX301 for the treatment of CTCL also was granted Orphan Drug designation from the EMA Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”).

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

Based on the positive and previously published Phase 2 results, we initiated our pivotal Phase 3 clinical study of SGX301 for the treatment of CTCL during December 2015 and completed the trial in 2020. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aims to evaluate the response to SGX301 as a skin directed therapy to treat early stage CTCL. We have completed the study with approximately 35 CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol was a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consisted of three treatment cycles, each of eight weeks duration. Treatments were administered twice weekly for the first six weeks and treatment response was determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects received SGX301 and 33% received placebo treatment of their index lesions. In the second cycle, all subjects received SGX301 treatment of their index lesions, and in the third cycle, all subjects received SGX301 treatment of all of their lesions. The majority of subjects enrolled to date have elected to continue into the third optional, open-label cycle of the study. Subjects were followed for an additional six months after their last evaluation visit. The primary efficacy endpoint was assessed on the percentage of patients in each of the two treatment groups (i.e., SGX301 and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Other secondary measures assessed treatment response including duration, degree of improvement, time to relapse and safety. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders.

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

During April 2020, analysis of the second open-label treatment cycle (“Cycle 2”) was completed, showing that continued treatment with SGX301 twice weekly for an additional 6 weeks (12 weeks total) increased the positive response rate to 40% (p<0.0001 compared to placebo and p<0.0001 compared to 6-weeks treatment). After the subsequent additional 6-week treatment, the response rate in patients receiving a total of 12 weeks treatment increased two and a half-fold. Treatment responses were assessed at Week 8 (after 6 weeks of treatment) and at Week 16 (after 12 weeks of treatment). A positive response was defined as an improvement of at least 50% in the CAILS score for the three index lesions evaluated in both Cycles 1 and 2. The data continued to indicate that SGX301 is safe and well tolerated.

During October 2020, analysis of the optional third open-label treatment cycle (“Cycle 3”) was completed. Cycle 3 was focused on safety and all patients could elect to receive SGX301 treatment of all their lesions for an additional 6 weeks or up to 18 weeks in total. Of note, 66% of patients elected to continue with this optional safety cycle of the study. Of the subset of patients that received SGX301 throughout all three cycles of treatment (18 weeks), 49% of them demonstrated a treatment response (p=0.046 vs. patients completing 12 weeks of SGX301 treatment in Cycle 2; p<0.0001 vs. patients receiving placebo in Cycle 1). Moreover, in a subset of patients evaluated in this cycle, it was demonstrated that SGX301 is not systemically available, consistent with the general safety of this topical product observed to date. At the end of Cycle 3, SGX301 continued to be well tolerated despite extended and increased use of the product to treat multiple lesions.

In addition, continued analysis of results from the protocol mandated efficacy cycles (Cycles 1 and 2) of the study revealed that 12 weeks of treatment (Cycle 2) with SGX301 was equally effective on both patch (response 37%, p=0.0009) and plaque (response 42%, p<0.0001) lesions when compared to Cycle 1 placebo lesion responses, further demonstrating the unique benefits of the more deeply penetrating visible light activation of hypericin.

During January 2021, we announced that we signed an exclusive Supply, Distribution and Services Agreement with The Daavlin Distributing Co. (“Daavlin”), securing long-term supply and distribution of a commercially ready light device, which is an integral component of the regulatory and commercial strategy for SGX301 for the treatment of CTCL.

Pursuant to the Agreement, Daavlin will exclusively manufacture the proprietary light device for use with SGX301 for the treatment of CTCL. Upon approval of SGX301 by the FDA, we will promote SGX301 and the companion light device, and facilitate the direct purchase of the device from Daavlin. Daavlin will exclusively distribute and sell the SGX301 light device to us, physicians and patients.

In February 2021, we announced that the Hong Kong Registrar of Patents granted a patent for the application titled "Formulations and Methods of Treatment of Skin Conditions" (No. 16102842.8), published on January 29, 2021 under Publication No. 1214771 B. The granted claims are directed to the therapeutic use of synthetic hypericin in the treatment of CTCL, similar to those granted in Europe in 2020. This new patent is the first granted in Hong Kong and expands on our comprehensive patent estate, which includes protection on the composition of the purified synthetic hypericin, methods of synthesis and therapeutic methods of use in both CTCL and psoriasis.

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

Dusquetide

Dusquetide (research name: SGX94) is an IDR that regulates the innate immune system to simultaneously reduce inflammation, eliminate infection and enhance tissue healing.

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

During July 2017, we initiated our pivotal Phase 3 clinical trial referred to as the “DOM–INNATE” study (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity) with a controlled roll-out of U.S. study sites, followed by the addition of European centers in 2018. Approximately 50 U.S. and European oncology centers are participating in this pivotal Phase 3 study. Based on the positive and previously published Phase 2 results (Study IDR-OM-01), the pivotal Phase 3 clinical trial (Study IDR-OM-02) was a highly powered, double-blind, randomized, placebo-controlled, multinational trial that sought to enroll approximately 260 subjects with squamous cell carcinoma of the oral cavity and oropharynx who were scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects were randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study was the median duration of SOM, which was assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis is evaluated using the WHO Grading system. SOM is defined as a WHO Grade of ≥3. Subjects are followed for an additional 12 months after the completion of treatment.

During September 2017, the National Institute of Dental and Craniofacial Research (“NIDCR”), part of the NIH, awarded us a SBIR grant of approximately $1.5 million over two years to support the conduct of our Phase 3, multinational, randomized, double-blind, placebo-controlled study evaluating SGX942 (dusquetide) as a treatment for severe oral mucositis in patients with head and neck cancer receiving CRT. This grant was completed in August 2019.

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

In August 2019, the NIDCR awarded us a Phase I SBIR grant of approximately $150,000 to support the evaluation of SGX942 (dusquetide) in pediatric indications. This award will facilitate the assessment of SGX942 safety in juvenile animals, supporting future studies in pediatric populations, including oral mucositis indications in pediatric patients undergoing stem cell transplants and treatments for head and neck cancer.

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

In June 2020, the pivotal Phase 3 DOM–INNATE study (Study IDR-OM-02) completed enrollment of 268 subjects. In December 2020, we announced the results of our Phase 3 clinical trial for SGX942 noting that the primary endpoint of median duration of SOM did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group. Despite this clinically meaningful improvement, the variability in the distribution of the data yielded a p-value that was not statistically significant. Other secondary endpoints supported the biological activity of dusquetide, including a statistically significant 50% reduction in the median duration of SOM in the per-protocol population, which decreased from 18 days in the placebo group to 9 days in the SGX942 treatment group (p=0.049), consistent with the findings in the Phase 2 trial (Study IDR-OM-01). Similarly, incidence of SOM also followed this biological trend as seen in the Phase 2 study, decreasing by 16% in the SGX942 treatment group relative to the placebo group in the per-protocol population. The per-protocol population was defined as the population receiving a minimum of 55 Gy radiation and at least 10 doses of study drug (placebo or SGX942) throughout the intended treatment period, with no major protocol deviations (e.g. breaks in study drug administration longer than 8 days between successive doses). We are analyzing the data to better determine why the study did not meet expectations. If there is any clarity gained from further analysis of the dataset, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, we will communicate our findings and explore follow-up discussions with the FDA and the EMA.

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

On October 31, 2018, in a series of related transactions, (a) we and the UC agreed to terminate the original license agreement, (b) the UC and VitriVax, Inc. (“VitriVax”) executed a worldwide exclusive license agreement for the heat stabilization technology for all fields of use, and (c) we and VitriVax executed a worldwide exclusive sublicense agreement, which was amended and restated in October 2020, for the heat stabilization technology for use in the fields of ricin and Ebola vaccines. We paid a $100,000 sublicense fee on the effective date of the sublicense agreement. Under the amended sublicense agreement to maintain the sublicense we are obliged to pay a minimum annual royalty of $20,000 until first commercial sale of a sublicensed product, upon which point, we shall pay an earned royalty of 2% of net sales subject to a minimum royalty of $50,000 each year. We are also required to pay royalty on any sub-sublicense income based on a declining percentage of all sub-sublicense income calculated within the contractual period until reaching a minimum of 15% after two years. In addition, we are required to pay VitriVax milestone fees of: (a) $25,000 upon initiation of a Phase 2 clinical trial of the sublicensed product, (b) $100,000 upon initiation of a Phase 3 clinical trial of the sublicensed product, (c) $100,000 upon regulatory approval of a sublicensed product, and (d) $1 million upon achieving $10 million in aggregate net sales of a sublicensed product in the U.S. or equivalent. To date none of these milestones have been met.

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

On April 16, 2020, we obtained an exclusive worldwide license for CiVaxTM, a novel vaccine adjuvant, from BTG Specialty Pharmaceuticals (“BTG”), a division of Boston Scientific Corporation, for the fields of coronavirus infection (including SARS-CoV-2, the cause of COVID-19), and pandemic flu. CiVaxTM is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CiVaxTM in the development of our heat stable filovirus vaccine program, with vaccine candidates against Ebola and Marburg virus disease. Given this previous success, CiVaxTM will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV-2, the cause of COVID-19. The license agreement was executed between us and Protherics Medicines Development, one of the companies that make up the BTG specialty pharmaceuticals business, which owns the CiVaxTM intellectual property.

On July 28, 2020, we announced the availability of a pre-print manuscript (available at https://doi.org/10.1101/2020.07.24.220715), followed by the peer-reviewed publication on October 30, 2020 (https://www.frontiersin.org/articles/10.3389/fimmu.2020.599587/full)), describing CiVaxTM, a prototype COVID-19 vaccine, using the novel CoVaccine HT™ adjuvant and demonstrating significant immunogenicity, including strong total and neutralizing antibody responses, with a balanced Th1 response, as well as enhancement of cell mediated immunity. These are all considered to be critical attributes of a potential COVID-19 vaccine.

On September 15, 2020, we announced the publication of a paper detailing the thermostabilization of the filovirus GP proteins and key assays describing their stability (available at: https://www.jpharmsci.org/article/S0022-3549(20)30509-8/fulltext).

On December 28, 2020, we announced NIAID awarded us a Direct to Phase II SBIR grant of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and Ebola Virus Disease (“EVD”) vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. This award also will support immune characterization of this novel, emulsified adjuvant that has unique potency and compatibility with lyophilization strategies to enable thermostabilization of subunit vaccines.

On March 4, 2021, we announced the publication of pre-clinical immunogenicity studies for CiVaxTM, demonstrating rapid-onset, broad-spectrum, neutralizing antibody and cell-mediated immunity is confirmed using full-length Spike protein antigens. The article, titled "Recombinant protein subunit SARS-CoV-2 vaccines formulated with CoVaccine HT™ adjuvant induce broad, Th1 biased, humoral and cellular immune responses in mice," has been posted as an accelerated preprint on bioRxiv (available at: https://www.biorxiv.org/content/10.1101/2021.03.02.433614v1).

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved, would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated ricin A chain subunit that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p < 0.0001) preclinical survival results, providing 100% protection against acute lethality in an aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA 112:3782-3787), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial that was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”) evaluated a more potent formulation of RiVax® that contained an Alum-adjuvant. The results of the Phase 1b study indicated that Alum-adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-1699).

We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40 °C (104 °F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. During September 2018, we published an extended stability study of RiVax®, showing up to 100% protection in mice after 12 months storage at 40 °C (104 °F) as well as identification of a potential in vitro stability indicating assay, critical to adequately confirming the long-term shelf life of the vaccine. We have entered into a collaboration with IDT Biologika GmbH to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® pursuant to which we have been awarded an additional $21.2 million of funding in the aggregate. The development agreements with Emergent BioSolutions and IDT were specifically funded under this NIH contract.

In 2017, NIAID exercised options to fund additional animal efficacy studies and good manufacturing practices compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised options provide us with approximately $4.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, which expired in February 2021. The total award of up to $21.2 million supported the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the FDA. In addition to this funding for the development of RiVax®, biomarkers for RiVax® testing have been successfully identified, facilitating potential approval under the FDA Animal Rule.

During December 2019, we initiated a third Phase 1 double-blind, placebo-controlled, randomized study in eight healthy adult volunteer subjects designed to evaluate the safety and immunogenicity of RiVax® utilizing ThermoVax®. During January 2020, we suspended the study after Emergent Manufacturing Operations Baltimore LLC (“EMOB”), the manufacturer of the drug substance, notified us that, after releasing the final drug product to us, EMOB identified that the active drug substance tested outside the established specification parameters. Two subjects had received doses as part of the study before the manufacturer provided this notice. Those two subjects will continue to be monitored and data captured in accordance with the study protocol; however, they will not receive further doses of study drug. A clinical safety report will be generated at study completion.

During April 2020, we received notification from NIAID that they would not be exercising the final contract option to support the conduct of a Phase 1/2 clinical study in healthy volunteers. As a result, the total contract award will not exceed $21.2 million. This contract subsequently expired in February 2021.

In connection with failures relating to the manufacture of RiVax® bulk drug substance, on July 1, 2020, we filed a demand for arbitration against Emergent Biosolutions, Inc. (“EBS”), Emergent Product Development Gaithersburg, Inc. (“EPDG”); and EMOB (together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We have alleged that (a) EPDG breached contracts, an express warranty, a warranty of merchantability, and a warranty of fitness for a particular purpose, (b) EMOB breached a contract; (c) EPDG was unjustly enriched; (d) EPDG and EMOB were negligent in the performance of their work; and (e) EBS fraudulently induced us into entering into the contracts with EPDG and EMOB. We are seeking to recover damages in excess of $19 million from Emergent. Emergent has answered the demand for arbitration denying the allegations and asserting affirmative defenses. While we intend to vigorously pursue this arbitration, we cannot offer any assurances as to any result from the arbitration or that we will recover any damages from Emergent. For more details regarding the arbitration against Emergent, see Part I – Item 3. “Legal Proceedings” in this Annual Report.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years of approximately $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($2.2 million for fiscal year 2020).

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

The innate immune system is responsible for rapid and non-specific responses to combat bacterial infection. Augmenting these responses represents an alternative approach to treating bacterial infections. In animal models, IDRs are efficacious against both antibiotic-sensitive and antibiotic-resistant infections, both Gram-positive and Gram-negative bacteria, and are active irrespective of whether the bacteria occupies a primarily extracellular or intracellular niche. IDRs are also effective as stand-alone agents or in conjunction with antibiotics. An IDR for the treatment of serious bacterial infections encompasses a number of clinical advantages including:

●	Treatment when antibiotics are contraindicated, such as:

o	before the infectious organism and/or its antibiotic susceptibility is known; or

o	in at-risk populations prior to infection.

●	An ability to be used as an additive, complementary treatment with antibiotics, thereby:

o	enhancing efficacy of sub-optimal antibiotic regimens (e.g., partially antibiotic-resistant infections);

o	enhancing clearance of infection, thereby minimizing the generation of antibiotic resistance (e.g., in treating melioidosis); and

o	reducing the required antibiotic dose, again potentially minimizing the generation of antibiotic resistance.

●	An ability to modulate the deleterious consequences of inflammation in response to the infection, including the inflammation caused by antibiotic-driven bacterial lysis.

●	Being unlikely to generate bacterial resistance since the IDR acts on the host, and not the pathogen.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of December 31, 2020, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

SGX301 Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Three are targeted therapies (Targretin®-caps, Ontak® and Adcetris®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photodynamic and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include narrow-band ultraviolet B (NB-UVB) light therapy and psoralen combined with ultraviolet A (UVA) light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect, while NB UVB is known to be effective against patches but less so against plaque lesions, common in early stage CTCL. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL – two topical therapies are in phase 2 (sirolimus and SHAPE gelled solution), one photodynamic therapy (Silicon Phthalocyanine 4) in Phase 1 and one systemic therapy for stage IB, II or III CTCL completing Phase 2 (cobomarsen). Other treatments for later stage disease are not considered direct competitors.

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

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – five in Phase 3 (an epidermal growth factor under development by Daewoong Pharmaceutical Co. Ltd. a protease inhibitor under investigation at a Chinese hospital, daily infused GC4419 by Galera Therapeutics Inc. mucobuccal tablet by Monopar Therapeutics LLC, and topical MOB-015 by Moberg Pharma), one in Phase 2 (under development by Innovation Pharmaceuticals) and various natural products in small and/or open label studies (including sage, turmeric, honey and olive oil). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard,® GelClair,® Episil® and Caphosol.® These devices attempt to create a protective barrier around the oral ulceration with no biologic activity in treating the underlying disease.

Oral BDP Competition

There are a number of approved treatments for Crohn’s disease and additional compounds are in late-stage development.

Remicade® (infliximab) and Humira® (adalimumab) are currently approved for the treatment of pediatric Crohn’s disease; however, both carry significant Black Box warnings in their labeling for increased risk of serious infection and malignancy, and therefore are approved for treatment of moderate to severe patients. Entocort® (enteric-coated budesonide) is currently approved for the treatment of mild to moderate active Crohn’s disease involving the lower GI tract (ileum and/or the ascending colon) in patients eight years of age and older who weigh more than 25 kilograms. There is one other marketed biologic, Tysabri® (natalizumab), in a Phase 2 study for pediatric Crohn’s.

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

In 2014, we acquired a novel photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. The active ingredient in SGX301 is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. As part of the acquisition, we acquired a license agreement relating to the use of photo-activated hypericin, composition of matter patent for SGX301 (U.S. patent 8,629,302) and additional issued and pending applications, both in the U.S. and abroad. U.S. patent 8,629,302 is expected to expire in September 2030. In August 2018, we were granted a U.S. patent (No. 10,053,513) titled “Systems and Methods for Producing Synthetic Hypericin”. This newly issued patent, expected to expire in 2036, broadens the production around synthetic hypericin. Our proprietary formulation of synthetic hypericin also has been granted a European patent for the treatment of psoriasis, EP 2571507, and complements the method of treatment claims covered by the previously issued U.S. patent 6001882, Photoactivated hypericin and the use thereof. Further, on January 7, 2020, Soligenix was also granted a U.S. patent (No. 10,526,268) titled “Systems and Methods for Producing Synthetic Hypericin”, which further expanded protection for the composition of purified synthetic hypericin. This patent is also expected to expire in 2036. On January 29, 2020, we also were granted a Hong Kong Registrar of patents (No. 16102842.8) titled “Formulations and Methods of Treatment of Skin Conditions.” The grant is directed to the therapeutic use of synthetic hypericin in the treatment of CTCL, similar to those granted in Europe in 2020. This patent is set to expire in 2031.

In addition to issued and pending patents, we also have “Orphan Drug” designations for SGX301 in the U.S. and the EU for CTCL, SGX203 in the U.S. for pediatric Crohn’s disease, as well as for RiVax® in the U.S. and EU. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or EU ten year post-approval exclusivity provided by Orphan Drug legislation.

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

RiVax® is the subject of three issued U.S. patent numbers 6,566,500, 6,960,652, and 7,829,668, all titled “Compositions and methods for modifying toxic effects of proteinaceous compounds.” This patent family includes composition of matter claims for the modified ricin toxin A chain which is the immunogen contained in RiVax®, and issued in 2003, 2005 and 2010 respectively. The initial filing date of these patents was March 2000 and they expired on March 30, 2020. The issued patents contain claims that describe alteration of sequences within the ricin A chain that affect vascular leak, one of the deadly toxicities caused by ricin toxin. Another U.S. patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin,” was filed in October of 2000 and expired in September 2020.

SGX301 License Agreement

In September 2014, we acquired a worldwide exclusive license agreement with New York University and Yeda Research and Development Company Ltd. for the rights to a novel photodynamic therapy that utilizes safe visible light for activation, which we refer to as SGX301. To maintain this license we are obligated to pay $25,000 in annual license fees. In addition, we will pay the licensors: (a) a royalty amount equal to 3% of all net sales of SGX301 made directly by us and/or any affiliates; (b) a royalty amount equal to 2.5% of all net sales of SGX301 made by our sublicensees, subject to stated maximums and (c) 20% of all payments, not based on net sales, received by us from our sublicensees. This license may be terminated by either party upon notice of a material breach by the other party that is not cured within the applicable cure period. The exclusive license includes rights to several issued U.S. patents, including U.S. patent numbers 6,867,235 and 7,122,518, among other domestic and foreign patent applications. U.S. Patent numbers 6,867,235 and 7,122,518 expired in January 2020 and is expected to expire in November 2023, respectively.

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

On October 31, 2018, in a series of related transactions, (a) we and the UC agreed to terminate the original license agreement, (b) the UC and VitriVax executed a worldwide exclusive license agreement for the heat stabilization technology for all fields of use, and (c) we and VitriVax executed a worldwide exclusive sublicense agreement, which was amended and restated in October 2020, for the heat stabilization technology for use in the fields of ricin and Ebola vaccines. We paid a $100,000 sublicense fee on the effective date of the sublicense agreement. Under the amended sublicense agreement to maintain the sublicense we are obliged to pay a minimum annual royalty of $20,000 until first commercial sale of a sublicensed product, upon which point, we will be required to pay an earned royalty of 2% of net sales subject to a minimum royalty of $50,000 each year. We are also required to pay royalties on any sub-sublicense income based on a declining percentage of all sub-sublicense income calculated within the contractual period until reaching a minimum of 15% after two years. In addition, we are required to pay VitriVax milestone fees of: (a) $25,000 upon initiation of a Phase 2 clinical trial of the sublicensed product, (b) $100,000 upon initiation of a Phase 3 clinical trial of the sublicensed product, (c) $100,000 upon regulatory approval of a sublicensed product, and (c) $1 million upon achieving $10 million in aggregate net sales of a sublicensed product in the U.S. or equivalent. To date none of these milestones have been met.

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

CoVaccine HT™ License Agreement

In April 2020, we executed an agreement for the exclusive worldwide license of CoVaccine HT™, a novel vaccine adjuvant, from BTG, a division of Boston Scientific Corporation (NYSE: BSX), for the fields of SARS-CoV-2, the cause of COVID-19 and pandemic flu. The agreement was executed with Protherics Medicines Development, one of the companies that make up the BTG specialty pharmaceuticals business, which owns the CoVaccine HT™ intellectual property.

Research and Development Expenditures

We spent approximately $10.1 million and $8.1 million in the years ended December 31, 2020 and 2019, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2020 and 2019 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Human Capital

We are committed to a work environment that is welcoming, inclusive and encouraging.  To achieve our plans and goals, it is imperative that we attract and retain top talent.  In order to do so, we aim to have a safe and encouraging workplace, with opportunities for our employees to grow and develop professionally, supported by strong compensation, benefits, and other incentives.  In addition to competitive base salaries, we offer every full-time employee a cash target bonus, a comprehensive benefits package and equity compensation.

Historically, we have experienced a low turnover of employees. During 2020, our voluntary turnover rate was less than 12%.

As of December 31, 2020, we employed a total of 18 persons, including 1 part-time employee and 17 full-time employees, six of whom are MDs/PhDs.  In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities.  We anticipate increasing the number of our employees.  We have no collective bargaining agreements with our employees, and none are represented by labor unions.  We consider our relationships with our employees to be good.

Throughout the COVID-19 pandemic, most of our employees have been working remotely.  We implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control for employees who choose to work at the Company’s facilities. These include, but are not limited to, social distancing, capacity limitations, mask requirements in common areas, weekly deep cleaning and daily sanitation procedures.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risks include, but are not limited to, the following:

Risks Related to our Business

●	We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts or not be able to repay the Convertible Notes.

●	If we are unable to develop our product candidates, our ability to generate revenues and viability as a company will be significantly impaired.

●	We have no approved products on the market and therefore do not expect to generate any revenues from product sales in the foreseeable future, if at all.

●	Our business is subject to extensive governmental regulation, which can be costly, time consuming and subjects us to unanticipated delays.

●	There may be unforeseen challenges in developing our biodefense products.

●	We are dependent on government funding, which is inherently uncertain, for the success of our biodefense operations.

●	The terms of our loan and security agreement with Pontifax Medison Finance require, and any future debt financing may require, us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

●	If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.

●	If we are not able to maintain or secure agreements with third parties for pre-clinical and clinical trials of our product candidates on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

●	The manufacturing of our products is a highly exacting process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.

●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

●	Even if approved, our products will be subject to extensive post-approval regulation.

●	Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.

●	We do not have extensive sales and marketing experience and our lack of experience may restrict our success in commercializing some of our product candidates.

●	Our products, if approved, may not be commercially viable due to change in health care practice and third party reimbursement limitations.

●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●	If we fail to obtain or maintain orphan drug exclusivity for our product candidates, our competitors may sell products to treat the same conditions and our revenue will be reduced.

●	Federal and/or state health care reform initiatives could negatively affect our business.

●	We may not be able to retain rights licensed to us by third parties to commercialize key products or to develop the third party relationships we need to develop, manufacture and market our products.

●	We may suffer product and other liability claims; we maintain only limited product liability insurance, which may not be sufficient.

●	We may use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.

●	We may not be able to compete with our larger and better-financed competitors in the biotechnology industry.

●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.

●	Our business could be harmed if we fail to retain our current personnel or if they are unable to effectively run our business.

●	Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations, and cash flows.

●	We may not be able to utilize all of our net operating loss carryforwards.

●	Global pathogens could have an impact on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19).

Risks Related to our Intellectual Property

●	We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.

●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

Risks Related to our Securities

●	The price of our common stock and warrants may be highly volatile.

●	If we fail to remain current with our listing requirements, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

●	Shareholders may suffer substantial dilution related to issued stock warrants, options and convertible notes.

●	Our shares of common stock and warrants are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares or warrants to raise money or otherwise desire to liquidate their shares.

●	We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

●	Upon our dissolution, our stockholders may not recoup all or any portion of their investment.

●	The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma Inc. may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.

Risks Related to our Business

We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.

We have experienced significant losses since inception and, at December 31, 2020, had an accumulated deficit of approximately $193 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2020, we had approximately $18.7 million in cash and cash equivalents available, and as of March 30, 2021 we had approximately $30.4 million in cash and cash equivalents available. Based on our projected budgetary needs, funding from existing contracts and grants over the next two years, our loan and security agreement with Pontifax Medison Finance and sales pursuant to our At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc. (“FBR”), we expect to be able to maintain the current level of our operations through at least March 31, 2022.

In September 2014, we entered into a contract with the NIH for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of SGX301 for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. In December 2020, we were awarded Direct to Phase II SBIR grant from NIAID of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and EVD vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. As of December 31, 2020, we had approximately $2.16 million in awarded contract and grant funding available.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2020, we have expended approximately $99 million developing our current product candidates for pre-clinical research and development and clinical trials, and we currently expect to spend approximately $10.7 million for the year ending December 31, 2021 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements, of which approximately $0.8 million is expected to be reimbursed through our existing government contracts and grants.

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

We are a late-stage biopharmaceutical company. Our operations to date have been primarily limited to developing our technology and undertaking pre-clinical studies and clinical trials of our product candidates in our two active business segments, Specialized BioTherapeutics and Public Health Solutions. We have not yet obtained regulatory approvals for any of our product candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had commercialized products. Our financial condition has varied significantly in the past and will continue to fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include other factors described elsewhere in this Annual Report and also include:

●	our ability to obtain additional funding to develop our product candidates;

●	our ability to repay existing debt in accordance with its terms;

●	delays in the commencement, enrollment and timing of clinical trials;

●	the success of our product candidates through all phases of clinical development;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to obtain and maintain regulatory approval for our product candidates in the U.S. and foreign jurisdictions;

●	potential side effects of our product candidates that could delay or prevent commercialization, limit the indications for any approved drug, require the establishment of risk evaluation and mitigation strategies, or cause an approved drug to be taken off the market;

●	our dependence on third-party contract manufacturing organizations to supply or manufacture our products;

●	our dependence on contract research organizations to conduct our clinical trials;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	market acceptance of our product candidates;

●	our ability to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;

●	competition from existing products or new products that may emerge;

●	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our products;

●	our ability to discover and develop additional product candidates;

●	our ability and our licensors’ abilities to successfully obtain, maintain, defend and enforce intellectual property rights important to our business;

●	our ability to attract and retain key personnel to manage our business effectively;

●	our ability to build our finance infrastructure and improve our accounting systems and controls;

●	potential product liability claims;

●	potential liabilities associated with hazardous materials; and

●	our ability to obtain and maintain adequate insurance policies.

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

We may not be able to obtain, or we may experience difficulties and delays in obtaining, necessary domestic and foreign governmental clearances and approvals to market a product (for example, the FDA may not recognize fast track designation upon a NDA submission, resulting in no priority review and subjecting us to longer potential review times than originally anticipated). Also, even if regulatory approval of a product is granted, that approval may entail limitations on the indicated uses for which the product may be marketed.

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

The terms of our loan and security agreement with Pontifax Medison Finance require, and any future debt financing may require, us to meet certain operating covenants and place restrictions on our operating and financial flexibility.

In December 2020, we entered into a loan and security agreement with Pontifax Medison Finance (the “Loan and Security Agreement”), that is secured by a lien covering substantially all of our assets, other than our intellectual property and licenses for intellectual property. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any material portion of our assets, incurring additional indebtedness, engaging in mergers or acquisitions, changing foreign subsidiary voting rights, repurchasing shares, paying dividends or making other distributions, making certain investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. During the year ended December 31, 2020 in accordance with this program, we sold New Jersey NOL carry forwards resulting in the recognition of $863,893 of income tax benefit, net of transaction costs. Due to a delay in the program, these funds were not recognized or received until April 2020. We have applied for and received confirmation that we have NOLs for the year ended December 31, 2019 that qualify for an income tax benefit in the amount of $864,742. The program has been delayed again this year, and we will therefore not recognize this benefit until we receive our certificate for the funds. We have not yet sold our 2020 New Jersey NOLs but may do so in the future. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our taxable income, our cash taxes may increase which may have an adverse effect on our financial condition.

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

Since January 1, 2021, the closing stock price of our common stock has fluctuated between a high of $2.48 per share to a low of $1.26 per share. Since January 1, 2021, the closing price of our common stock warrants has fluctuated between a high of $0.65 per warrant to a low of $0.16 per warrant. On March 23, 2021, the last reported sales prices of our common stock and our common stock warrant on The Nasdaq Capital Market were $1.59 per share and $0.40 per warrant. The fluctuation in the price of our common stock and warrants has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

Shareholders may suffer substantial dilution related to issued stock warrants, options and convertible notes.

As of December 31, 2020, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 5,731,477 shares of our common stock at a current weighted average exercise price of approximately $2.96;

●	options to purchase approximately 1,933,804 shares of our common stock at a current weighted average exercise price of approximately $2.96;

●	the FBR Sales Agreement pursuant to which we may, but have no obligation to, sell up to an additional $2.1 million worth of our common stock as of March 30, 2021; and

●	convertible promissory notes issued to Pontifax Medison Finance, which may be converted into up to 4,878,048 shares of common stock at a price of $4.10 per share assuming we were to borrow the full $20 million under the loan and security agreement.

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

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as SGX301, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 4,307 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the purchase agreement, we initially paid $275,000 in cash and issued 184,912 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma. Also on September 3, 2014, we entered into a Registration Rights Agreement with Hy Biopharma, pursuant to which we may be required to file a registration statement with the SEC. In March 2020, we issued 1,956,182 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $2.56) as a result of SGX301 demonstrating statistically significant treatment response in the Phase 3 clinical trial. We will be required to issue up to $5.0 million worth of our common stock (subject to a cap equal to 19.99% of our issued and outstanding common stock) in the aggregate, if SGX301 is approved for the treatment of CTCL by either the FDA or the EMA.

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

Repayment of certain convertible notes, if they are not otherwise converted, will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on our indebtedness.

Our ability to pay the principal of and/or interest on the convertible notes issued pursuant to the Loan and Security Agreement with Pontifax Medison Finance (the “Convertible Notes”) depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Convertible Notes or other future indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt and implement one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional debt financing or equity financing on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes or other future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

The issuance of shares of common stock upon conversion of the Convertible Notes could substantially dilute shareholders’ investments and could impede our ability to obtain additional financing.

The Convertible Notes are convertible into shares of our common stock and give the holders an opportunity to profit from a rise in the market price of our common stock such that conversion or exercise thereof could result in dilution of the equity interests of our shareholders. We have no control over whether the holders will exercise their right to convert their Convertible Notes. While the Convertible Notes are convertible at a minimum price of $4.10 per share which is higher than our current market price, we cannot predict the market price of our common stock at any future date, and therefore, cannot predict whether the Convertible Notes will be converted. The existence and potentially dilutive impact of the Convertible Notes may prevent us from obtaining additional financing in the future on acceptable terms, or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that expires in to October 2022. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Our office space is sufficient to satisfy our current needs. We may add new space or expand existing space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

On July 1, 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. (or EBS); Emergent Product Development Gaithersburg, Inc. (or EPDG); and Emergent Manufacturing Operations Baltimore LLC (or EMOB and, together with EBS and EPDG, Emergent) with the American Arbitration Association in Mercer County, New Jersey in which we have alleged that (a) EPDG breached the EPDG Subcontract (defined in the following paragraph), the EPDG Quality Agreement (defined in the following paragraph), an express warranty, a warranty of merchantability, and a warranty of fitness for a particular purpose, (b) EMOB breached the EMOB Quality Agreement (defined in the following paragraph); (c) EPDG was unjustly enriched; (d) EPDG and EMOB were negligent in the performance of their work; and (e) EBS fraudulently induced us into entering into the contracts with EPDG and EMOB. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses.

After several months of negotiations and based on representations Emergent made related to its capabilities in developing upstream and downstream processes for vaccines and its designation as a Center for Innovation in Advanced Development and Manufacturing, in May 2015, we entered into a subcontract (the “EPDG Subcontract”) with EPDG, pursuant to which EPDG agreed to manufacture, and provide to the us, RiVax® bulk drug substance (“BDS”). In March 2017, we entered into a quality agreement (the “EPDG Quality Agreement”) with EPDG for the purpose of defining and allocating the quality-related responsibilities between EPDG and us with respect to the production of the RiVax® BDS under the EPDG Subcontract.

After nearly three years of EPDG failing to meet the scope of work set forth in the EPDG Subcontract, Emergent recommended that both development and manufacturing work under the EPDG Subcontract be transferred to EMOB. On July 9, 2018, we entered into a quality agreement (the “EMOB Quality Agreement”) with EMOB, which agreement allocated various defined responsibilities between EMOB and us with respect to the manufacture, supply, and testing of the RiVax® BDS. Under the EMOB Quality Agreement, EMOB assumed sole responsibility for, inter alia, (i) employee training; (ii) providing adequate and qualified personnel; (iii) notifying us of out-of-specification results within two (2) business days of identification of the out of-specification results; (iv) performing testing using agreed-to testing procedures, test methods, specifications, and required compendia requirements; (v) ensuring that EMOB-generated data was accurate, controlled and safe from manipulation or loss; (vi) ensuring that the procedures, the state of automation and/or management controls were in place to assure data integrity; (vii) apprising us of any significant changes to analytical methodology for intermediaries, in-process or final product; and (viii) assuring that samples were stored in appropriate, continuously monitored conditions.

On January 8, 2020, EMOB informed us (a) of the existence of a questionable test result that could result in a determination that the RiVax® BDS manufactured, tested and released by EMOB was out-of-specification and should never have been released by Emergent (b) that the validity of “initial release” test results for such BDS was faulty because Emergent used an improper test method. We immediately suspended the Phase 1c trial to evaluate RiVax® in healthy adults, ending both further enrollment and further dosing. Emergent conducted an internal review of this deviation and found multiple internal failures including an “Inadequate analytical method transfer process,” an “Inability to comply with standard operating procedures around method transfer and data review,” and an “Inability to comply with test method procedures,” We quickly initiated a “for-cause” audit of the Emergent facility and confirmed the failures Emergent identified and admitted to in its own internal investigation.

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

	Price Range
Period	High	Low
Year Ended December 31, 2019:
First Quarter	$1.32	$0.85
Second Quarter	$0.96	$0.65
Third Quarter	$1.39	$0.71
Fourth Quarter	$1.49	$0.85
Year Ended December 31, 2020:
First Quarter	$3.54	$1.33
Second Quarter	$2.47	$1.32
Third Quarter	$2.99	$1.65
Fourth Quarter	$2.80	$1.21

On March 23, 2021, the last reported price of our common stock quoted on The Nasdaq Capital Market was $1.59 per share. The Nasdaq Capital Market prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. Our stock is listed on The Nasdaq Capital Market under the under the symbol “SNGX.” On December 13, 2016, certain of our common stock warrants began trading on The Nasdaq Capital Market under the symbol “SNGXW”. For the period from January 1, 2019 through December 31, 2020, the high and low sales price per warrant as reported by Nasdaq were $1.12 and $0.16 respectively. On March 23, 2021, the last reported price of our common stock warrants on Nasdaq was $0.40 per warrant.

Transfer Agent

The transfer agent and registrar for our common stock and warrants is American Stock Transfer & Trust Company, LLC. The address is 6201 15th Avenue, Brooklyn, NY 11219 and the telephone number is (718) 921-8200.

Holders of Common Stock

As of March 23, 2021, there were 97 holders of record of our common stock. As of such date, 40,020,461 shares of our common stock were issued and outstanding.

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of SGX301 as a novel photodynamic therapy utilizing safe visible light for the treatment of CTCL. With a successful Phase 3 study completed, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the U.S. Development programs in this business segment also include our first-in-class IDR technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral BDP for the prevention/treatment of GI disorders characterized by severe inflammation including pediatric Crohn's disease (SGX203) and acute radiation enteritis (SGX201).

Our Public Health Solutions business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease and our vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVaxTM, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from NIAID, BARDA and DTRA.

An outline of our business strategy follows:

●

Following positive primary endpoint results for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.

●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942 to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the United States Food and Drug Administration and the EMA.

●	Continue development of RiVax® (ricin toxin vaccine) and CiVaxTM (COVID-19 vaccine) in combination with our ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support.

●	Continue development of our therapeutic SGX943 and our vaccine programs targeting filoviruses (such as Marburg and Ebola) with DTRA and NIAID funding support.

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1); and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October (Cycle 3)

SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: The primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified criterion for statistical significance (p≤0.05), although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group

SGX203†	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201†	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Public Health Solutions*†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

CiVax™	Vaccine against COVID-19	Pre-clinical

*	Timelines subject to potential disruption due to COVID-19 outbreak.
†	Contingent upon continued government contract/grant funding or other funding source.

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Research and Development Costs

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	contract research organizations (“CROs”) in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
●	investigative sites or other service providers in connection with clinical trials;
●	vendors in connection with preclinical and clinical development activities; and
●	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Material Changes in Results of Operations

Year Ended December 31, 2020 Compared to 2019

For the year ended December 31, 2020, we had a net loss of $17,688,522 as compared to a net loss of $9,355,592 for the prior year, representing an increased loss of $8,332,930 or 89%. The increase in net loss is primarily due to increased expenditures incurred to support both the pivotal Phase 3 trial of SGX301 in the treatment of CTCL and the pivotal Phase 3 trial of SGX942 in the treatment of oral mucositis in head and neck cancer. In addition, we had additional costs in 2020 relating to the issuance of $5,000,000 worth of fully vested shares of common stock to Hy Biopharma, Inc. (“Hy Biopharma”) in connection with the achievement of a development milestone. For the year ended December 31, 2020, we had revenues of $2,359,447 as compared to $4,629,916 for the prior year, representing a decrease of $2,270,469 or 49%. The decrease in revenues was primarily a result of the completion of the two Phase 3 trials of SGX301 and SGX942.

We incurred costs related to contract and grant revenues in the year ended December 31, 2020 and 2019 of $1,820,949 and $3,567,415, respectively, representing a decrease of $1,746,466 or 49%. The decrease in costs was primarily the result of grants ending in 2020.

Our gross profit for the year ended December 31, 2020 was $538,498 or 23% as compared to $1,062,501 or 33% of total revenue for the prior year, representing a decrease of $524,003 or 49% in respects to the change in gross profit. The decrease in revenues and gross profit were primarily the result of the closing of the CTCL study.

Research and development expenses increased by $2,023,168 or 25% to $10,145,778 for the year ended December 31, 2020 as compared to $8,122,610 for the prior year. The increase in research and development spending for the year ended December 31, 2020 was related to expenditures incurred in the Phase 3 of the clinical trials of SGX942 and SGX301.

General and administrative expenses increased by $498,315 or 14%, to $3,979,227 for the year ended December 31, 2020, as compared to $3,480,912 for the prior year. This increase is primarily related to employee compensation increases.

Other income for the year ended December 31, 2020 was $61,092 as compared to $574,753 for the prior year, reflecting a decrease of $513,661 or 89%. The decrease was primarily due to a decrease in the UK research and development tax credit, a decrease in interest income earned on our cash balances due to decreased interest rates on invested cash in 2020 and interest expense in 2020 on the new convertible debt agreement.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. We sold NOLs resulting in the recognition of income tax benefits of $836,893 and $610,676 for the years ending December 31, 2020 and 2019, respectively. We have applied for and received preliminary confirmation for NOLs related to the tax year ended December 31, 2019 in the amount of approximately $865,000, which will not be recognized until a certificate for the refund is received. We have not yet sold our tax year 2020 New Jersey NOLs but may do so in the future. We will continue to explore opportunities to sell unused NOL carryforwards for the tax year ended December 31, 2020. However, there can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2020 and 2019: Public Health Solutions and Specialized BioTherapeutics.

Revenues for the Public Health Solutions business segment for the year ended December 31, 2020 were $2,242,078 as compared to $3,402,014 for the year ended December 31, 2019, representing a decrease of $1,159,936 or 34%. The decrease in revenues was primarily the result of grants and contracts coming to an end during the year ended December 31, 2020.

Revenues for the Specialized BioTherapeutics business segment for the year ended December 31, 2020 were $117,369 as compared to $1,227,902 for the year ended December 31, 2019, representing a decrease of $1,110,533 or 90%. The decrease was due to less reimbursable development activity under the oral mucositis juvenile toxicology grant to support the evaluation of SGX942 (dusquetide) in pediatric indications during the year ended December 31, 2020.

Loss from operations for the Public Health Solutions business segment for the year ended December 31, 2020 was $435,028 as compared to income of $153,969 for the year ended December 31, 2019, representing an increased loss of $588,997 or 383%. The loss for the year ended December 31, 2020 is attributable to the expiration of grants and contracts. Loss from operations for the Specialized BioTherapeutics business segment for the year ended December 31, 2020 was $13,610,715 as compared to $6,738,284 for the year ended December 31, 2019, representing an increased loss of $6,872,431 or 102%. This is primarily attributed to the additional expense incurred in patient enrollments in the Phase 3 clinical trial of SGX301 and the $5,000,000 HyBiopharma milestone expense.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2020, we had cash and cash equivalents of $18,676,663 as compared to $5,420,708 as of December 31, 2019, representing an increase of $13,255,955 or 245%. As of December 31, 2020, we had working capital of $13,386,485, representing an increase of $12,205,236 as compared to working capital of $1,181,249 for the prior year. The increase in cash and cash equivalents was primarily related to our usage of the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) and the loan proceeds from Pontifax Medison Finance.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, cash available from the loan from Pontifax Medison Finance, and proceeds available from the FBR Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $2.16 million in active government contract funding still available as of December 31, 2020 to support our associated research programs through 2021 and beyond, provided the federal agencies do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;

●	We plan to pursue potential partnerships for pipeline programs; however, there can be no assurances that we can consummate such transactions;

●	We have up to $10.0 million remaining available from the loan and security agreement with Pontifax Medison Finance as of March 30, 2021, which includes an immediately available $5 million line of credit and a $5 million late withdrawal loan that is contingent upon the initial filing of the NDA for CTCL;

●	We have up to $2.1 million remaining from the FBR Sales Agreement as of March 30, 2021 under the prospectus supplement updated August 28, 2020; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the year ending December 31, 2021 to be approximately $10.7 million before any contract or grant reimbursements, of which $9.8 million relates to the Specialized BioTherapeutics business and $0.9 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements for the same period of approximately $0.8 million to offset research and development expenses in the Specialized BioTherapeutics and Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2020 and 2019:

	2020	2019
Research & Development Expenses
RiVax® & ThermoVax® Vaccines	$915,007	$466,899
SGX942 (Dusquetide)	4,275,326	5,550,746
SGX301	4,393,838	1,620,707
Other	561,538	484,258
Total	10,145,709	8,122,610

Reimbursed under Government Contracts and Grants
RiVax® & ThermoVax® Vaccines	1,663,297	2,746,877
SGX942	78,860	412,572
SGX943	78,792	13,058
SGX301	-	394,908
Total	1,820,949	3,567,415
Grand Total	$11,933,439	$11,690,025

Contractual Obligations

We have licensing fee commitments of approximately $500,000 for the next five years for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that expires in to October 2022. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The rent for the remainder of the term will be $11,108, or approximately $21.50 per square foot. Our office space is sufficient to satisfy our current needs.

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

On March 20, 2020, we filed a prospectus supplement covering the offer and sale of up to 1,956,182 shares of our common stock, which were issued to Hy Biopharma. We were required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of SGX301 being successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the asset purchase agreement.

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock.

On December 16, 2020, we entered into a $20 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we have access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed. Upon the closing of this transaction, we borrowed the first tranche of $10 million, and have the option to draw the second tranche of $5 million at any time over the next 12 months and the third tranche of $5 million upon filing of the SGX301 new drug application, subject to certain conditions. Interest expense incurred and paid in 2020 totaled $34,406.

Pontifax may elect to convert the outstanding loan drawn under the first two tranches into shares of our common stock at any time prior to repayment at a conversion price of $4.10 per share. We also have the ability to force the conversion of the loan into shares of our common stock, subject to certain conditions.

As a result of the above agreements, we have future contractual obligations over the next five years as follows:

Year	Licensing Fee	Property and Other Leases	Principal and Interest	Total
2021	$100,000	$139,708	$897,000	$1,136,708
2022	100,000	111,083	897,000	1,108,083
2023	100,000	-	4,769,138	4,869,138
2024	100,000	-	4,430,338	4,530,338
2025	100,000	-	2,110,566	2,210,566
Total	$500,000	$250,791	$13,104,042	$13,854,833

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

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The short –term portion of the Loan is $324,979 and the long-term portion of the Loan is $92,851 with accrued interest expense of $2,730 as of December 31, 2020. The Loan bears interest at a fixed rate of 0.98% per annum, with the first ten months of interest and principal deferred. Some or all of the Loan may be forgiven if at least 60% of the Loan proceeds are used by us to cover payroll costs, including benefits and if we maintain our employment and compensation within certain parameters during the eight-week or twenty-four-week period following the Loan origination date and comply with other relevant conditions. We used the proceeds for purposes consistent with the PPP and expect to meet the conditions when we apply for forgiveness of the Loan, although forgiveness is not guaranteed.

Contingencies

We follow subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. A liability is only recorded if management determines that it is both probable and reasonably estimable.

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

Emergent BioSolutions Legal Proceedings

On July 1, 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries with the American Arbitration Association in Mercer County, New Jersey. We allege in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. (see Part I, Item 3 – Legal Proceedings).

We are seeking to recover damages in excess of $19 million from Emergent. While we intend to vigorously pursue this arbitration, we cannot offer any assurances that it will recover any damages from Emergent.

We have received invoices from Emergent related to the above matter. No accrual has been made for these invoices as management deems them invalid and not probable of being required to pay them based on the numerous breaches sited in the pending arbitration. These invoices total approximately $331,000.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective.

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

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 23, 2021.

Name	Age	Position
Christopher J. Schaber, PhD	54	Chairman of the Board, Chief Executive Officer and President
Gregg A. Lapointe, CPA, MBA	62	Director
Diane L Parks, MBA	68	Director
Robert J. Rubin, MD	75	Director
Jerome B. Zeldis, MD, PhD	70	Director
Jonathan Guarino, CPA, CGMA	48	Chief Financial Officer, Senior Vice President and Corporate Secretary
Oreola Donini, PhD	49	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	69	Chief Medical Officer and Senior Vice President

Christopher J. Schaber, PhD has over 30 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also has served on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate councils of both the National Organization for Rare Diseases (“NORD”) and the American Society for Blood and Marrow Transplantation (“ASBMT”) since October 2009 and July 2009, respectively. He also serves on the scientific advisory board for private start-up medical device company, Simphotek, Inc. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

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

Diane L. Parks, MBA has been a director since July 2019. From February 2016 until July 2018, she served as Head of U.S. Commercial and Senior Vice President of Marketing, Sales & Market Research at Kite Pharma, Inc., a biopharma company developing cancer immunotherapy products with a primary focus on genetically engineered autologous T cell therapy with chimeric antigen receptors. From October 2014 to October 2015, Ms. Parks served as Vice President of Global Marketing at Pharmacyclics LLC, a biopharmaceutical company primarily focused on the development of cancer therapies. Prior to Pharmacyclics LLC, Ms. Parks held senior leadership roles as Vice President of Sales for Amgen, Inc., a biopharmaceutical company, representing oncology and nephrology products, and Senior Vice President of Specialty Biotherapeutics and Managed Care at Genentech, Inc., a biotechnology company that discovers, develops, manufactures and commercializes medicines to treat patients with serious or life-threatening medical conditions that was acquired by Roche Holding AG in 2009. At Genentech, she led the launches of multiple products as well as commercial development of Lucentis® and Rituxan®. Since May 2019, she has been a member of the board of directors of Calliditas Therapeutics AB (publ), a biopharmaceutical company, the shares of which are traded on the Nasdaq Stockholm Exchange, that is developing and commercializing pharmaceutical products for patients with significant unmet medical needs in niche indications. From July 2018 to November 2019, Ms. Parks has been a member of the board of managers of Healogix LLC, a global marketing research-based consultancy that helps pharmaceutical and biotechnology companies achieve successful product development and commercial clarity. Since November 2019, she has been a member of the board of directors of Kura Oncology, Inc., a clinical-stage biopharmaceutical company, the shares of which are traded on the Nasdaq Stockholm Exchange, which focuses on the discovery and development of precision medicines for cancer treatments. Since September 2020, Ms. Parks has been a member of the board of directors for a non-profit company called Lymphoma Research Foundation, which is devoted exclusively to funding lymphoma research and serving those impacted by the blood cancer. Ms. Parks holds a BS from Kansas State University and an MBA in marketing from Georgia State University. She has been a commercial leader in the biotech and pharma industry for over 30 years. Ms. Parks was selected to serve as a member of our Board of Directors because of her over 30 years’ experience as a businesswoman and commercial executive with an extensive record of driving profitable growth for large pharmaceutical and biotech companies.

Robert J. Rubin, MD has been a director since October 2009. Dr. Rubin was a clinical professor of medicine at Georgetown University from 1995 until 2012 when he was appointed a Distinguished Professor of Medicine. From 1987 to 2001, he was president of the Lewin Group (purchased by Quintiles Transnational Corp. in 1996), an international health policy and management consulting firm. From 1994 to 1996, Dr. Rubin served as Medical Director of ValueRx, a pharmaceutical benefits company. From 1992 to 1996, Dr. Rubin served as President of Lewin-VHI, a health care consulting company. From 1987 to 1992, he served as President of Lewin-ICF, a health care consulting company. From 1984 to 1987, Dr. Rubin served as a principal of ICF, Inc., a health care consulting company. From 1981 to 1984, Dr. Rubin served as the Assistant Secretary for Planning and Evaluation at the Department of Health and Human Services and as an Assistant Surgeon General in the U.S. Public Health Service. Dr. Rubin has served on the Board of BioTelemetry, Inc. (formerly known as CardioNet, Inc.) from 2007 to February 2021. He is a board certified nephrologist and internist. Dr. Rubin received an undergraduate degree in Political Science from Williams College and his medical degree from Cornell University Medical College. Dr. Rubin was selected to serve as a member of our Board of Directors because of his vast experience in the health care industry, including his experience as a nephrologist, internist, clinical professor of medicine and Assistant Surgeon General, and his business experience in the pharmaceutical industry.

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

Jonathan Guarino, CPA, CGMA has been with our company since September 2019 and is currently our Senior Vice President and Chief Financial Officer. Mr. Guarino has had significant experience with both development-stage and commercial companies. From September 2016 to July 2019, he served as Corporate Controller for Hepion Pharmaceuticals, Inc. (formerly ContraVir Pharmaceuticals, Inc.), a New Jersey-based public biotechnology company, where he contributed to the establishment of the financial infrastructure, as well as assisted with capital fund-raising and debt financings. He worked as Controller for Suite K Value Added Services LLC from August 2015 to September 2016 and as a senior manager of technical accounting for Covance, Inc., from June 2014 to May 2015. Prior to these positions, he held accounting and finance positions of increasing importance with several companies, including PricewaterhouseCoopers LLP, BlackRock, Inc. and Barnes & Noble, Inc. Mr. Guarino is a CPA (certified public accountant) and CGMA (chartered global management accountant), who received his BS in Business from Montclair State University.

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

Mr. Lapointe, Ms. Parks, Dr. Rubin, and Dr. Zeldis are independent and the Board of Directors believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of meetings of the Board of Directors, the independent directors hold executive sessions. Following an executive session of independent directors, the independent directors’ report back to the full Board of Directors regarding any specific feedback or issues, provide the Chairman with input regarding agenda items for Board of Directors and Committee meetings, and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. The Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

Although we believe that the combination of the Chairman and Chief Executive Officer roles is appropriate under the current circumstances, our corporate governance guidelines do not establish this approach as a policy, and the Board of Directors may determine that it is more appropriate to separate the roles in the future.

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
Gregg A. Lapointe, CPA
Diane L. Parks, MBA
Robert J. Rubin, MD
Jerome B. Zeldis, MD, PhD

– Committee Chair

– Member

Audit Committee

Our Board of Directors has an Audit Committee, which is comprised of Mr. Lapointe (Chair), Ms. Parks and Dr. Rubin. The Audit Committee assists our Board of Directors in monitoring the financial reporting process, the internal control structure and the independent registered public accountants. Its primary duties are to serve as an independent and objective party to monitor the financial reporting process and internal control system, to review and appraise the audit effort of the independent registered public accountants and to provide an open avenue of communication among the independent registered public accountants, financial and senior management, and our Board of Directors. Our Board of Directors has determined that Mr. Lapointe, Ms. Parks and Dr. Rubin are “independent” directors, within the meaning of applicable listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and the Exchange Act and the rules and regulations thereunder. Our Board of Directors has also determined that the members of the Audit Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee and that Mr. Lapointe qualifies as an “audit committee financial expert” as that term is defined in the applicable regulations of the Exchange Act.

Compensation Committee

Our Board of Directors has a Compensation Committee, which is comprised of Dr. Rubin (Chair), Mr. Lapointe and Dr. Zeldis. The Compensation Committee is responsible for reviewing and approving the executive compensation program, assessing executive performance, setting salary, making grants of annual incentive compensation and approving certain employment agreements. Our Board of Directors has determined that Dr. Rubin, Mr. Lapointe and Dr. Zeldis are “independent” directors within the meaning of applicable listing standards of Nasdaq and the Exchange Act and the rules and regulations thereunder.

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

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2020 and 2019, respectively to our Chief Executive Officer and each of the three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation

Name	Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Christopher J. Schaber (1)	CEO &	2020	$475,439	$306,499	$133,466	$28,365	$943,769
	President	2019	$466,117	$111,868	$83,415	$26,749	$688,149

Jonathan Guarino (2)	CFO &	2020	$220,000	$45,788	$55,707	$28,296	$349,791
	Senior VP	2019	$68,750	$13,041	$32,255	$8,437	$122,483

Oreola Donini (4)	CSO &	2020	$248,745	$127,611	$97,486	$4,107	$477,949
	Senior VP	2019	$241,500	$47,817	$45,164	$4,619	$339,100

Richard C. Straube (5)	CMO &	2020	$173,400	$121,108	$55,707	$-	$349,791
	Senior VP	2019	$212,352	$30,090	$22,582	$13,636	$278,659

(1)	Dr. Schaber deferred the payment of his 2020 bonus of $306,499 until January 15, 2021. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

(2)	Mr. Guarino deferred the payment of his 2020 bonus of $45,788 until January 15, 2021. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

(3)

Dr. Donini deferred the payment of her 2020 bonus of $127,611 until January 15, 2021. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

(4)	Dr. Straube deferred the payment of his 2020 bonus of $121,108 until January 15, 2021. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

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

In December 2020, our Board of Directors authorized an amendment to Dr. Schaber’s employment agreement to modify the severance terms. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Schaber twelve months of severance, as well as a pro rata bonus calculated by the average of his prior two year’s annual bonuses, if any, and based on the number of months that he was employed during the year in which his employment was terminated; however, in the case of termination without “Just Cause” within one year following a change in control or the sale or other disposition of all or substantially all of our assets Dr. Schaber will be entitled 18 months of severance and health insurance and life insurance benefits for him and his dependents.

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Schaber to $466,117. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Schaber to $475,439. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Schaber to $484,948.

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Vice President Preclinical Research & Development. Pursuant to the agreement, we have agreed to pay Dr. Donini $170,000 (CAD) per year and a targeted annual bonus of 20% of base salary. We also agreed to issue her options to purchase 40,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. In December 2014, Dr. Donini was named Chief Scientific Officer and Senior Vice President. Upon Dr. Donini’s promotion to Chief Scientific Officer, the Compensation Committee increased her targeted bonus to 30% of her annual base salary. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Donini to $241,500. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Donini to $248,745. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Donini to $260,000.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 10,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. On March 26, 2019, we entered into an amendment to our employment agreement with Dr. Straube. Pursuant to the amended agreement, which amendment becomes effective as of April 1, 2019, Dr. Straube will be required to devote at least 20 hours per week to the performance of his duties and we will pay him $170,000 per year. The amended employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in the amended employment agreement, we would pay Dr. Straube one month of severance. No unvested options vest beyond the termination date. On December 13, 2018, the Compensation Committee approved an increase in salary for Dr. Straube to $339,407. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Straube to $173,400. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Straube to $176,868.

On September 9, 2019, we entered into a one-year employment agreement with Jonathan Guarino, CPA, CGMA, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we have agreed to pay Mr. Guarino $220,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 40,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Mr. Guarino’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Mr. Guarino’s employment agreement, we would pay Mr. Guarino three months of severance, accrued salary, bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 10, 2020, the Compensation Committee approved an increase in salary for Mr. Guarino to $224,400.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2020. We have never issued Stock Appreciation Rights.

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	11,219	-	-	$6.40	11/30/2021
	13,000	-	-	$6.80	12/04/2022
	10,000	-	-	$20.10	12/04/2023
	10,000	-	-	$15.00	12/04/2024
	14,000	-	-	$11.30	12/30/2025
	60,000	-	-	$2.01	12/06/2027
	45,000	15,000	15,000	$0.97	12/12/2028
	41,250	18,750	18,750	$0.96	01/01/2029
	30,000	30,000	30,000	$1.24	12/11/2029
	26,250	33,750	33,750	$1.45	01/01/2030
	15,000	45,000	45,000	$2.34	12/09/2030

Jonathan Guarino	22,500	17,500	17,500	$0.97	09/08/2029
	5,000	5,000	5,000	$1.24	12/11/2029
	10,000	30,000	30,000	$2.34	12/09/2030

Oreola Donini	4,000	-	-	$15.60	8/14/2023
	2,000	-	-	$20.10	12/4/2023
	3,000	-	-	$15.00	12/4/2024
	7,000	-	-	$11.30	12/30/2025
	20,000	-	-	$2.67	3/30/2027
	35,000	-	-	$2.01	12/06/2027
	30,000	10,000	10,000	$0.97	12/13/2028
	30,000	30,000	30,000	$1.24	12/11/2029
	17,500	52,500	52,500	$2.34	12/09/2030

Richard C. Straube	10,000	-	-	$20.10	1/06/2024
	5,000	-	-	$15.00	12/04/2024
	7,000	-	-	$11.30	12/30/2025
	20,000	-	-	$2.67	3/30/2027
	35,000	-	-	$2.01	12/06/2027
	30,000	10,000	10,000	$0.97	12/13/2028
	30,000	30,000	30,000	$1.24	12/11/2029
	17,500	52,500	52,500	$2.34	12/09/2030

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the year ended December 31, 2020.

Name	Fees Earned Paid in Cash (1)	Option Awards (2)	Total
Gregg A. Lapointe	$58,750	$30,000	$88,750
Diane L. Parks	$45,625	$30,000	$75,625
Mark Pearson (3)	$11,875	$-	$11,875
Robert J. Rubin	$52,500	$30,000	$82,500
Jerome B. Zeldis	$50,000	$30,000	$80,000

(1)	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees is paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.

(2)	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 1,500 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of our stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

(3)	Mr. Pearson resigned, for personal reasons, as a member of our Board of Directors, as well as all committees thereof, on March 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 23, 2021, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned **	Percent of Class
Christopher J. Schaber (1)	393,569	0.98%
Gregg A. Lapointe (2)	86,684	0.22%
Diane L. Parks (3)	68,482	0.17%
Robert J. Rubin (4)	90,146	0.22%
Jerome B. Zeldis (5)	102,763	0.26%
Jonathan Guarino (6)	43,125	0.11%
Oreola Donini (7)	159,125	0.40%
Richard Straube (8)	138,875	0.35%
All directors and executive officers as a group (10 persons)	1,082,768	2.64%

(1)	Includes 53,095 shares of common stock owned by Dr. Schaber, options to purchase 320,719 shares of common stock exercisable within 60 days of March 23, 2021 and warrants to purchase up to 19,755 shares of common stock exercisable within 60 days of March 23, 2021. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(2)	Includes 7,379 shares of Common Stock and options to purchase 79,305 shares of Common Stock exercisable within 60 days of March 23, 2021. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(3)	Includes 14,940 shares of Common Stock and options to purchase 53,542 shares of Common Stock exercisable within 60 days of March 23, 2021. The address of Ms. Parks is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(4)	Includes 4,385 shares of Common Stock, options to purchase 81,805 shares of Common Stock exercisable within 60 days of March 23, 2021, and warrants to purchase up to 3,956 shares of Common Stock exercisable within 60 days of March 23, 2021. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(5)	Includes 22,917 shares of Common Stock and options to purchase 79,846 shares of Common Stock exercisable within 60 days of March 23, 2021. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(6)	Includes options to purchase 43,125 shares of Common Stock owned by Mr. Guarino exercisable within 60 days of March 23, 2021. The address of Mr. Guarino is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(7)	Includes options to purchase 159,125 shares of Common Stock owned by Dr. Donini exercisable within 60 days of March 23, 2021. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(8)	Includes 138,875 options to purchase shares of Common Stock owned by Dr. Straube exercisable within 60 days of March 23, 2021. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

*	Indicates less than 1%.

**	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 23, 2021 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 40,020,461 shares of Common Stock outstanding as of March 23, 2021.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. The maximum number of shares of our common stock available for issuance under the 2005 Equity Incentive Plan is 300,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, which was approved by stockholders on June 18, 2015. The maximum number of shares of our common stock available for issuance under the 2015 Equity Incentive Plan is 2,000,000 shares.

The following table sets forth certain information, as of December 31, 2020, with respect to the following compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

●	all compensation plans previously approved by our security holders; and
●	all compensation plans not previously approved by our security holders.

All share numbers in this paragraph and in the following table have been adjusted for the one-for-ten reverse stock split effective October 7, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	1,933,804	$2.96	214,689
Equity compensation plans not approved by security holders	-	-	-
Total	1,933,804	$2.96	214,689

(1)	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Equity Incentive Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

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

We are party to a registration rights agreement with certain stockholders, including Altamont Pharmaceutical Holdings, LLC and ACT Capital Management, LLLP each of which beneficially owned 5% or more of the shares of our outstanding common stock since January 1, 2019. The agreement provides that the stockholders have the right to require that we register its shares under the Securities Act for sale to the public, subject to certain conditions. The stockholders also have piggyback registration rights, which means that, if not already registered, they have the right to include their shares in any registration that we effect under the Securities Act, subject to specified exceptions. We must pay all expenses incurred in connection with the exercise of these demand registration rights.

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

Other than as described above, the employment agreements and compensation paid to our directors, we did not engage in any transactions with related parties since January 1, 2019. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation”.

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2020 and December 31, 2019 by EisnerAmper LLP.

	2020	2019
Audit fees	$173,380	$146,490
Tax fees	12,250	12,250
Other fees		-

Total	$185,630	$158,740

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

(3) Exhibits:

2.1	Agreement and Plan of Merger, dated May 10, 2006 by and among the Company, Corporate Technology Development, Inc., Enteron Pharmaceuticals, Inc. and CTD Acquisition, Inc. (incorporated by reference to Exhibit 2.1 included in our Registration Statement on Form SB-2 (File No. 333-133975) filed on May 10, 2006).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-QSB, as amended, for the fiscal quarter ended June 30, 2003).

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2016).

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on October 7, 2016).

3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 14, 2017).

3.6	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on September 28, 2018).

3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of amendment number 1 to current report on Form 8-K filed on December 3, 2020).

3.8	Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

4.1	Warrant Agency Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on December 16, 2016).

4.2	Representative’s Warrant (incorporated by reference to Exhibit 4.15 included in our Registration Statement on Form S-1 (File No. 333-214038) filed on November 14, 2016).

4.3	Form of Warrant to be issued to Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on October 31, 2017).

4.4	Form of Warrant to be issued to each investor in the June 2018 registered public offering Form of Warrant to (incorporated by reference to Exhibit 4.8 included in our Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-225226) filed on June 20, 2018).

4.5	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.9 included in our Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-225226) filed on June 18, 2018).

4.6	Description of Securities. *

4.7	Registration Rights Agreement, dated December 15, 2020 by and among Soligenix, Inc. and the other parties named therein (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on December 16, 2020).

10.1	License Agreement between the Company and the University of Texas Southwestern Medical Center (incorporated by reference to Exhibit 10.9 included in our Annual Report on Form 10-KSB filed March 30, 2004, as amended, for the fiscal year ended December 31, 2004).

10.2	2005 Equity Incentive Plan, as amended on September 25, 2013 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 30, 2013). **

10.3	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005).

10.4	Form S-8 Registration of Stock Options Plan dated June 20, 2014 (incorporated by reference to our registration statement on Form S-8 filed on June 20, 2014).

10.5	Form S-8 Registration of Stock Options Plan dated December 11, 2015 (incorporated by reference to our registration statement on Form S-8 filed on December 14, 2015).

10.6	Employment Agreement dated December 27, 2007, between Christopher J. Schaber, PhD and the Company (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008). **

10.7	Exclusive License Agreement dated November 24, 1998, between Enteron Pharmaceuticals, Inc. and George B. McDonald, MD and amendments (incorporated by reference to Exhibit 10.42 included in our Registration Statement on Form S-1 (File No. 333-157322) filed on February 13, 2009).

10.8	First Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).**

10.9	Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and the Company (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

10.10	Amendment No. 2 to the Collaboration and Supply Agreement between the Company, Enteron and Sigma-Tau dated as of December 20, 2012 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 27, 2012). †

10.11	Amendment to Exclusive License Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on December 27, 2012).

10.12	Amendment to Consulting Agreement dated as of December 20, 2012 between Enteron and McDonald (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on December 27, 2012).

10.13	Contract HHSO100201300023C dated September 18, 2013 between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.14	Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.15	Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014). **

10.16	Asset Purchase Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 5, 2014). †

10.17	Registration Rights Agreement dated September 3, 2014 between the Company and Hy Biopharma, Inc. (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 5, 2014).

10.18	Contract HHSN272201400039C dated September 17, 2014 by and between the Company and the National Institutes of Health (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 23, 2014). †

10.19	Lease Agreement dated November 21, 2014, between the Company and CPP II, LLC (incorporated by reference to Exhibit 10.42 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.20	At Market Issuance Sales Agreement dated August 11, 2017 between Soligenix, Inc. and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 included in our Quarter Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.21	Form of Registration Rights Agreement dated October 31, 2017 (incorporated by reference to Exhibit 10.3 included in our current report on Form 8-K filed on October 31, 2017).

10.22	First Amendment to Employment Agreement dated as of April 1, 2019 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.**

10.23	Soligenix, Inc. 2015 Equity Incentive Plan, as amended on as amended on June 18, 2017 and September 27, 2018 and as proposed to be amended on September 6, 2019 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 11, 2019).

10.24	Employment Agreement dated as of September 6, 2019 between the Company and Jonathan L. Guarino (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on September 11, 2019).**

10.25	Second Amendment to Employment Agreement dated as of January 2, 2020, between Soligenix, Inc. and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on January 3, 2020).**

10.26	Amendment No. 1 to At Market Issuance Sales Agreement dated August 28, 2020 between Soligenix, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on August 28, 2020).

10.27	Third Extension and Amendment to Lease dated July 7, 2020 between CPP II LLC and Soligenix, Inc. (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020).

10.28	Loan and Security Agreement, dated December 15, 2020. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on December 16, 2020).

10.29	Third Amendment to Employment Agreement dated as of December 10, 2020, between Soligenix, Inc. and Christopher J. Schaber, PhD. (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on December 16, 2020). **

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 30, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

/s/ Christopher J. Schaber	Chairman of the Board, Chief Executive Officer and	March 30, 2021
Christopher J. Schaber, PhD	President (principal executive officer)

/s/ Gregg A. Lapointe	Director	March 30, 2021
Gregg A. Lapointe, CPA

/s/ Diane L. Parks	Director	March 30, 2021
Diane L. Parks, MBA

/s/ Robert J. Rubin	Director	March 30, 2021
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 30, 2021
Jerome B. Zeldis, MD, PhD

/s/ Jonathan Guarino	Chief Financial Officer, Senior Vice President, and	March 30, 2021
Jonathan Guarino, CPA, CGMA	Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2020 and 2019

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$18,676,663	$5,420,708
Contracts and grants receivable	203,774	1,018,835
Research and development incentives receivable	361,096	444,043
Prepaid expenses and other current assets	225,473	609,739
Total current assets	19,467,006	7,493,325
Security deposit	22,777	22,757
Office furniture and equipment, net of accumulated depreciation of $158,769 and $135,038, respectively	23,510	36,093
Deferred issuance cost	53,523	39,324
Intangible assets, net	-	19,699
Right-of-use lease assets	228,027	125,412
Research and development incentives receivable	73,142	-
Other assets	23,250	38,750
Total assets	$19,891,235	$7,775,360

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,129,844	$2,735,442
Accrued expenses	2,638,308	3,157,386
Accrued compensation	875,096	298,173
Paycheck protection program loan	324,979	-
Lease liabilities - current	112,294	121,075
Total current liabilities	6,080,521	6,312,076
Non-current liabilities:
Convertible debt, net	9,859,739	-
Paycheck protection program loan	92,851	-
Lease liabilities, net of current	116,296	6,149
Total liabilities	16,149,407	6,318,225
Commitments and contingencies
Shareholders’ equity:
Preferred stock: 350,000 shares authorized; none issued or outstanding		-
Common stock, $.001 par value; 75,000,000 and 50,000,000 shares authorized; 30,643,656 and 21,753,124 shares issued and outstanding at December 31, 2020 and 2019, respectively	30,644	21,753
Additional paid-in capital	196,949,655	177,006,004
Accumulated other comprehensive loss	(24,337)	(45,010)
Accumulated deficit	(193,214,134)	(175,525,612)
Total shareholders’ equity	3,741,828	1,457,135
Total liabilities and shareholders’ equity	$19,891,235	$7,775,360

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenues:
Contract revenue	$1,930,533	$3,215,639
Grant revenue	428,914	1,414,277
Total revenues	2,359,447	4,629,916
Cost of revenues	(1,820,949)	(3,567,415)
Gross profit	538,498	1,062,501
Operating expenses:
Research and development	10,145,778	8,122,610
General and administrative	3,979,227	3,480,912
Research and development expense - milestone	5,000,000	-
Total operating expenses	19,125,005	11,603,522
Loss from operations	(18,586,507)	(10,541,021)
Other income (expense):
Foreign currency transaction loss	(23,385)	(7,809)
Interest income (expense)	(10,882)	148,968
Research and development incentives	95,359	433,594
Net loss before income taxes	(18,525,415)	(9,966,268)
Income tax benefit	836,893	610,676
Net loss	$(17,688,522)	$(9,355,592)
Basic and diluted net loss per share	$(0.64)	$(0.48)
Basic and diluted weighted average common shares outstanding	27,486,949	19,376,508

 The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2020 and 2019

	2020	2019
Net loss	$(17,688,522)	$(9,355,592)
Other comprehensive loss:
Foreign currency translation adjustments	20,673	(41,341)
Comprehensive loss	$(17,667,849)	$(9,396,933)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid–In	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, December 31, 2018	17,682,839	$17,683	$172,436,176	$(3,669)	$(166,170,020)	$6,280,170
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	3,824,585	3,824	4,138,632	-	-	4,142,456
Cost associated with issuance of common stock	-	-	(152,517)	-	-	(152,517)
Issuance of common stock to vendors	245,700	246	205,492	-	-	205,738
Exercise of common stock options	-	-	1,882	-	-	1,882
Share-based compensation expense	-	-	376,339	-	-	376,339
Foreign currency translation adjustment	-	-	-	(41,341)	-	(41,341)
Net loss	-	-	-	-	(9,355,592)	(9,355,592)
Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	6,438,431	6,439	14,191,721	-	-	14,198,160
Cost associated with issuance of common stock			(580,456)	-	-	(580,456)
Issuance of common stock for milestone	1,956,182	1,956	4,998,044	-	-	5,000,000
Issuance of common stock to vendors	30,000	30	58,970	-	-	59,000
Exercise of warrants	460,161	460	860,458	-	-	860,918
Exercise of common stock options	5,758	6	4,981	-	-	4,987
Share-based compensation expense	-	-	409,933	-	-	409,933
Foreign currency translation adjustment	-	-	-	20,673	-	20,673
Net loss	-	-	-	-	(17,688,522)	(17,688,522)
Balance, December 31, 2020	30,643,656	$30,644	$196,949,655	$(24,337)	$(193,214,134)	$3,741,828

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	2020	2019
Operating activities:
Net loss	$(17,688,522)	$(9,355,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	62,372	54,450
Noncash lease expense	130,670	123,110
Share-based compensation	409,933	376,339
Issuance of common stock for milestone	5,000,000	-
Issuance of common stock for services	59,000	159,238
Deferred issuance costs written off	61,609	-
Amortization of deferred issuance costs associated with convertible debt	1,205	-
Gain on disposition of office furniture	-	(3,843)
Change in operating assets and liabilities:
Contracts and grants receivable	815,061	182,880
Prepaid expenses and other current assets	384,424	(452,255)
Security deposit	(20)	(23)
Research and development incentives receivable	21,924	(444,043)
Operating lease liability	(131,845)	(121,938)
Accounts payable and accrued expenses	(1,157,160)	1,968,565
Accrued compensation	576,923	3,545
Net cash used in operating activities	(11,454,426)	(7,509,567)

Investing activities:
Purchases of office furniture and equipment	(7,147)	(30,209)
Proceeds from sale of office furniture	-	5,500
Net cash used in investing activities	(7,147)	(24,709)

Financing activities:
Proceeds from issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	14,198,160	4,142,456
Costs associated with issuance of common stock	(656,264)	(132,080)
Proceeds from exercise of warrants	860,918	-
Proceeds from the exercises of stock options	4,987	1,882
Proceeds from paycheck protection program	417,830	-
Proceeds from convertible debt	10,000,000	-
Costs associated with issuance of convertible debt	(141,466)	-
Principal repayment – financing lease	(7,516)	(6,803)
Net cash provided by financing activities	24,676,649	4,005,455
Effect of exchange rate on cash and cash equivalents	40,879	(34,188)
Net increase (decrease) in cash and cash equivalents	13,255,955	(3,563,009)
Cash and cash equivalents at beginning of year	5,420,708	8,983,717
Cash and cash equivalents at end of year	$18,676,663	$5,420,708
Supplemental information:
Cash paid for state income taxes	$4,021	$11,132
Cash paid for interest	$34,406	$-
Cash paid for lease liabilities:
Operating lease:	$141,050	$140,017
Financing lease:	$8,544	8,544
Non-cash investing and financing activities:
Right-of use assets and lease liabilities recorded	$240,727	$255,965
Deferred issuance cost reclassified to additional-paid-in capital	$67,733	$33,535
Issuance of restricted common stock to vendor for website development costs	$-	$46,500
Issuance of common stock to vendor included in prepaid expenses	$-	$2,550

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward commercialization of SGX301 (synthetic hypericin) as a novel photodynamic therapy utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study completed, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the United States (“U.S.”). Development programs in this business segment also include a first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation including pediatric Crohn's disease (SGX203) and acute radiation enteritis (SGX201).

The Company’s Public Health Solutions business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, its therapeutic candidate for antibiotic resistant and emerging infectious disease and its vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVaxTM, a vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of its vaccine programs incorporates the use of the proprietary heat stabilization platform technology, known as ThermoVax®. With the government funding from the National Institute of Allergy and Infectious Diseases (“NIAID”) and the Defense Threat Reduction Agency (“DTRA”), the Company will attempt to advance its programs.

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from NIAID. The Company is currently developing RiVax® under a NIAID contract of up to $21.2 million over six years, a one-year NIH grant of $150,000 in support of its SGX942 pediatric program and a two year $1.5M NIH grant to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and Ebola Virus Disease vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. In addition, the Company has a subcontract of approximately $700,000 from a NIAID grant over five years for its thermostabilization technology, and a DTRA subcontract of approximately $600,000 over three years for SGX943. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the United States (“U.S.”) Food and Drug Administration (the “FDA”) regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2020, the Company had an accumulated deficit of $193,214,134. During the year ended December 31, 2020, the Company incurred a net loss of $17,688,522 and used $11,454,426 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. From January 1, 2021 through March 30, 2021, the Company sold 9,376,792 shares of common stock pursuant to the At the Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) at a weighted average price of $1.75 per share. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the FBR Sales Agreement with FBR, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of December 31, 2020, the Company had cash and cash equivalents of $18,676,663 as compared to $5,420,708 as of December 31, 2019, representing an increase of $13,255,955 or 245%. As of December 31, 2020, the Company had working capital of $13,386,485 as compared to working capital of $1,181,249, for the prior year, representing an increase of $12,205,236. The increase in cash and cash equivalents was primarily the result of proceeds from financing activities partially offset by cash used in operations.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 clinical trial of SGX301, as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.

●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942 to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the FDA and the European Medicines Agency.

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support.

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $2.16 million in active government contract and grant funding still available as of December 31, 2020 to support its associated research programs through 2022 and beyond, provided the federal agencies do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that the Company can consummate such transactions;

●	The Company has up to $10.0 million remaining available from the loan and security agreement with Pontifax Medison Finance as of March 30, 2021, which includes an immediately available $5 million line of credit and a $5 million late withdrawal loan that is contingent upon the initial filing of the NDA for CTCL;

●	The Company has up to $2.1 million remaining from the FBR Sales Agreement as of March 30, 2021 under the prospectus supplement updated August 28, 2020; and

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not capitalize any patent related costs during the years ended December 31, 2020 or 2019.

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owned 5% or more of the Company’s shares of common stock at the time, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs.” During the quarter ended September 30, 2019, the Company began amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for 2020 and 2019 was $15,500 and $7,750, respectively, and accumulated amortization was $23,250 and $7,750, respectively, as of December 31, 2020 and 2019. Website development costs are included in the other assets in the accompanying consolidated balance sheets.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2020 or 2019.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, contracts and grants receivable, research and development incentives receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

The carrying amounts reported in the consolidated balance sheets for convertible debt and the loan under the Paycheck Protection Program (“PPP”) approximate their fair value based on their maturity dates.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The fair value of the restricted shares is based on the share price of the Company’s common stock on the date of grant. The 2015 Plan provides for the grant of stock options, restricted stock, deferred stock and unrestricted stock to the Company’s employees and non-employees (including consultants). The shares issued under the 2015 Plan are registered on Form S-8 (SEC File No. 333-208515). However, as shares of common stock are not covered by a reoffer prospectus, the certificates reflecting such shares reflect a Securities Act of 1933, as amended restrictive legend.

The fair value of options issued during the years ended December 31, 2020 and 2019 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility of 77% - 85% for 2020 and 83% - 93% for 2019; and

●	risk-free interest rates ranging from 0.22% to 1.66% in 2020 and 1.44% to 2.50% in 2019.

The fair value of each option grant made during 2020 and 2019 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

The Company’s wholly-owned subsidiary in the United Kingdom (“UK”) incurs expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. In 2020 and 2019, the Company recognized foreign currency transaction losses of $23,385 and $7,809, respectively, in its consolidated statements of operations and a foreign currency translation loss of $24,337 and $45,010 as CTA in its consolidated balance sheets, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. No income tax provision or benefit has have been recorded through December 31, 2020 as a full valuation allowance has been applied due to the net operating losses incurred by the Company since its inception. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2020 and 2019. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2020 and 2019.

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

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of approximately $434,000 and $444,000 as of December 31, 2020 and 2019, respectively in the consolidated balance sheets.

	Long-term	Current
Balance at December 31, 2019	$-	$444,043
UK research and development incentives	95,359	-
UK research and development incentives cash receipt	-	(126,703)
Foreign currency translation	(22,217)	43,756
Balance at December 31, 2020	$73,142	$361,096

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

The following table summarizes potentially dilutive adjustments to the number of common shares, which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period.

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Common stock purchase warrants	5,731,477	6,192,711
Stock options	1,933,804	1,506,972
Total	7,665,281	7,699,683

The weighted average exercise price of the Company’s stock options and warrants outstanding at December 31, 2020 were $2.96 and $2.96 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and stock options that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Intangible Assets

The following is a summary of intangible assets which consists of licenses and patents:

	Cost	Accumulated Amortization	Net Book Value
December 31, 2020
Licenses	$462,234	$462,234	$-
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,355,419	$-
December 31, 2019
Licenses	$462,234	$442,535	$19,699
Patents	1,893,185	1,893,185	-
Total	$2,355,419	$2,335,720	$19,699

Amortization expense was $19,699 and $27,164 in 2020 and 2019, respectively.

Based on the balance of licenses and patents at December 31, 2020, there will be no more future annual amortization expense.

Note 4. Leases

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

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copy machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use lease assets and lease liabilities accordingly. As of December 31, 2020 and 2019, the Company’s consolidated balance sheets included a right-of-use lease asset of $222,445 and $112,387 for the office space and $5,582 and $13,025 for the copy machine, respectively. Lease liabilities in the Company’s consolidated balance sheets as of December 31, 2020 and 2019 included corresponding lease liabilities of $222,441 and $113,559 for the office space and $6,149 and $13,665 for the copy machine, respectively.

The following represent a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements:

	Operating Lease	Financing Lease
Contractual cash payments for the remaining lease term as of December 31, 2020:
2021	$133,300	$6,408
2022	111,083	-
Total	$244,383	$6,408
Discount rate applied	10%	10%
Remaining lease term (months) as of December 31, 2020	22	9

Right-of-use lease asset:
Right-of-use lease asset, January 1, 2019	$235,497	$20,468
Less: reduction/amortization	123,110	7,443
Right-of-use lease asset, December 31, 2019	112,387	13,025
Add: new lease extension	240,727	-
Less: reduction/amortization	130,670	7,443
Right-of-use lease asset, December 31, 2020	$222,445	$5,582

Lease liability:
Lease liability, January 1, 2019	$235,497	$20,468
Less: repayments	121,938	6,803
Lease liability, December 31, 2019	113,559	13,665
Add: new lease extension	240,727	-
Less: repayments	131,845	7,516
Lease liability, December 31, 2020	$222,441	$6,149

Lease expenses for the year ending December 31, 2019:
Lease expense	$141,191	$-
Amortization expense	-	7,443
Interest expense	-	1,741
Total	$141,191	$9,184

Lease expenses for the year ending December 31, 2020:
Lease expense	$139,876	$-
Amortization expense	-	7,443
Interest expense	-	1,028
Total	$139,876	$8,471

Note 5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	As of December 31,
	2020	2019
Clinical trial expenses	$2,510,111	$3,020,030
Other	128,197	137,356
Total	$2,638,308	$3,157,386

Note 6. Convertible Debt

On December 16, 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company will have access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with an interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Upon the closing of this transaction, the Company accessed the first tranche of $10 million, and has the option to draw the second tranche of $5 million at any time over the next 12 months and the third tranche of $5 million upon filing of the SGX201 new drug application, subject to certain conditions. Interest expense incurred and paid in 2020 totaled $34,306. Deferred issuance cost incurred were $141,466. The Company amortized $1,205 of issuance costs during the year ended December 31, 2020. The net cost of $140,261 has been recorded as a reduction of the carrying value of the $10,000,000 convertible debt borrowed as of December 31, 2020.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $4.10 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Principal and interest payments due, assuming no conversion over the next five years is as follows:

Year	Principal	Interest	Total
2021	$-	$897,000	$897,000
2022	-	897,000	897,000
2023	4,000,000	769,138	4,769,138
2024	4,000,000	430,338	4,430,338
2025	2,000,000	110,566	2,110,566
Total	$10,000,000	$3,104,042	$13,104,042

CARES Act Loan

On April 13, 2020, the Company was advised that one of its principal banks, JPMorgan Chase Bank, N.A., had approved a $417,830 loan (the “Loan”) under the PPP pursuant to the Coronavirus Aid, Relief and Economic Security Act that was signed into law on March 27, 2020.

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

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The short –term portion of the Loan is $324,979 and the long-term portion of the Loan is $92,851 with accrued interest expense of $2,730 as of December 31, 2020. The Loan bears interest at a fixed rate of 0.98% per annum, with the first ten months of interest and principal deferred. Some or all of the Loan may be forgiven if at least 60% of the Loan proceeds are used by the Company to cover payroll costs, including benefits and if the Company maintains its employment and compensation within certain parameters during the eight-week or twenty-four-week period following the Loan origination date and complies with other relevant conditions. The Company believes that it used the proceeds for purposes consistent with the PPP and expects to meet the conditions when the Company applies for forgiveness of the Loan, although forgiveness is not guaranteed.

Note 7. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Federal	$-	$-
Foreign	-	-
State	(836,893)	(610,676)
Income tax benefit	$(836,893)	$(610,676)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Net operating loss carry forwards	$27,022,000	$23,936,000
Orphan drug and research and development credit carry forwards	8,149,000	8,315,000
Equity based compensation	264,000	1,331,000
Intangibles	817,000	1,051,000
Total	36,252,000	34,633,000
Valuation allowance	(36,252,000)	(34,633,000)
Net deferred tax assets	$-	$-

The Company had gross NOLs at December 31, 2020 of approximately $119,000,000 for federal tax purposes, approximately $25,000,000 for state tax purposes and approximately $1,200,000 for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8,149,000 of various tax credits which expire from 2021 to 2037. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2020 in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $836,893 of income tax benefit, net of transaction costs. The Company has not yet sold its 2020 New Jersey NOLs but may do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Federal tax at statutory rate	(21.0)%	(21.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(5.8)	(8.8)
Foreign tax rate difference	0.1	0.3
Orphan drug and research and development credits	4.8	1.8
Permanent differences	1.4	2.1
Foreign NOL adjustments	0.4	2.5
Expiration of tax attributes	6.9	8.8
Change in valuation allowance	8.7	8.3
Income tax benefit	(4.5)%	(6.0%)

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2020, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from 2011, the earliest year with a net operating loss carryover, because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2020 and 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and generally accepted accounting principles requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. The Company has evaluated the impact of the CARES Act, and does not expect that any provision of the CARES Act would result in a material cash benefit to the Company or have a material impact on the Company’s financial statements or internal controls over financial reporting.

Note 8. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2020:

●	The Company issued 10,000 shares of restricted common stock on January 8, 2020, February 10, 2020 and March 12, 2020 for a total of 30,000 shares to a vendor as consideration for its service performed. The fair values for the shares issued were $1.68, $2.25 and $1.97 per share, respectively. The shares were fully vested on the date of grant and resulted in the recognition of $59,000 of expense during the year ended December 31, 2020.

●	On March 23, 2020, the Company issued 1,956,182 fully vested shares of common stock to Hy Biopharma, Inc. (“Hy Biopharma”) as payment for a milestone. The fair value of the shares was $2.56 per share.

●	On November 25, 2020, the Company increased its authorized shares of common stock from 50,000,000 to 75,000,000.

●	During the year ended December 31, 2020, the Company issued 460,161 shares of common stock as a result of warrant exercises and 5,758 shares of common stock as a result of option exercises. The weighted average exercise price per warrant and option was $1.87 and $1.19, respectively. The cash exercise price of $1,882 for 2,189 shares issued upon the exercise of such options was received in December 2019.

●	During the year ended December 31, 2020, the Company issued 6,438,431 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $2.21 per share.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2019

●	On January 2, 2019, the Company issued 60,000 shares of common stock to a vendor as partial consideration for its service performed. The fair value of the shares was $0.96 per share.

●	The Company issued 8,681 shares of restricted common stock on both April 29, 2019 and July 1, 2019 to a vendor as consideration for its service performed. The fair values for the shares issued were $0.73 and $0.72 per share, respectively.

●	On May 15, 2019, the Company issued 50,000 shares of common stock to a vendor as partial consideration for its service performed. The fair value of the shares was $0.83 per share. In addition, the Company issued to the vendor 25,000 shares of common stock with a fair value of $0.98 per share on July 15, 2019, 5,000 shares of common stock with a fair value of $1.05 per share on August 15, 2019, and 10,000 shares with a fair value of $0.88 per share on September 15, 2019.

●	On June 28, 2019, the Company issued 78,338 shares of restricted common stock to Altamont, a company which owns 5% or more of the Company’s shares of common stock, as reimbursement for its cost incurred related to the re-development of the Company’s website and partial consideration for its service performed. The fair value of the shares was $0.71 per share.

●	During the year ended December 31, 2019, the Company issued 3,824,585 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.08 per share.

All issuances of the Company’s common stock for the years ended December 31, 2020 and 2019 described above, other than shares issued under the FBR Sales Agreement and those issued to Hy Biopharma, were issued under the 2015 Plan and are registered on a Registration Statement on Form S-8 (SEC File No. 333-208515). However, as shares of common stock are not covered by a reoffer prospectus, the certificates evidencing such shares reflect a Securities Act of 1933, as amended, restrictive legend. The shares issued to Hy Biopharma and those issued under the FBR Sales Agreement were registered on a Registration Statement on Form S-3 (SEC File No. 333-239928).

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

The Company’s shelf registration statement on Form S-3 (File No. 333- 217738) filed on May 5, 2017 (the “May 2017 Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) expired on August 10, 2020, but was available to be utilized for a period up to six months or until a new shelf registration statement was declared effective, whichever occurred first. All sales under the FBR Sales Agreement from August 11, 2017 through August 10, 2020 were made pursuant to the May 2017 Registration Statement.

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

On August 28, 2020, the Company filed a prospectus supplement to the FBR Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $20.0 million under the July 2020 Registration Statement. As of March 30, 2021, there was $2.1 million available for the sale of common stock under the FBR Sales Agreement.

Note 9. Related Party Transaction

In February 2019, Altamont, a company which owned 5% or more of the Company’s shares of common stock at the time, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company issued 78,338 shares of common stock of the Company, including 65,493 shares with a fair value of $46,500 to Altamont as reimbursement for the website development costs incurred by Altamont on behalf of the Company. In accordance with FASB ASC 350-50 “Accounting for Web Site Development Cost”, the Company has capitalized the value of these shares as website development costs of $46,500. The balance of 12,845 shares with a fair value of $9,120 was issued to Altamont as consideration for its contractual investor relation and web hosting services and $2,550 and $6,570 was expensed during the years ended December 31, 2020 and 2019, respectively.

Note 10. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”) was replaced by the 2015 Plan, which was approved in June 2015. No securities are available for future issuance under the 2005 Plan. As of December 31, 2020, approximately 214,689 shares are available for grants under the 2015 Plan, and are divided into four separate equity programs:

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

4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

Shares available for grant under the 2015 Plan were as follows:

Shares available for grant at January 1, 2020	663,709
Options granted	(520,812)
Options forfeited	71,792
Shares available for grant at December 31, 2020	214,689

Activity under the 2005 Plan and the 2015 Plan for the years ended December 31, 2020 and 2019 was as follows:

		Weighted Average
	Options	Options Exercise Price
Balance outstanding at December 31, 2018	1,022,095	$5.32
Granted	596,740	1.09
Forfeited	(111,863)	3.27
Balance outstanding at December 31, 2019	1,506,972	$3.77
Granted	520,812	2.17
Forfeited	(88,222)	13.06
Exercised	(5,758)	1.19
Balance outstanding at December 31, 2020	1,933,804	$2.96

As of December 31, 2020, there were 1,310,442 options exercisable with a weighted average exercise price of $3.53 and a weighted average remaining contractual term of 7.24 years. As of December 31, 2020, there were 1,933,804 options outstanding with a weighted average exercise price of $2.96 and remaining term of 7.91 years.

The Company awarded 520,812 and 596,740 stock options during the years ended December 31, 2020 and 2019, respectively, which had a weighted average grant date fair value per share of $0.97 and $0.68, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2020 was:

Price Range	Weighted Average Remaining Contractual Life in Years	Outstanding Options	Exercisable Options
$0.71-$2.79	8.49	1,723,180	1,099,818
$6.40-$15.60	3.42	156,394	156,394
$20.00-$39.80	2.58	54,230	54,230
Total	7.91	1,933,804	1,310,442

The Company’s share-based compensation expense for the years ended December 31, 2020 and 2019 was recognized as follows:

Share-based compensation	2020	2019
Research and development	$195,560	$143,217
General and administrative	214,373	233,122
Total	$409,933	$376,339

At December 31, 2020, the total compensation cost for stock options not yet recognized was approximately $584,000 and will be expensed over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2020 and 2019 was as follows:

	Warrants	Weighted Average Exercise Price
Balance at December 31, 2018	6,303,643	$3.09
Granted	-	-
Exercised	-	-
Expired	(110,932)	14.80
Balance at December 31, 2019	6,192,711	$2.88
Granted	-	-
Exercised	(461,234)	1.87
Expired	-	-
Balance at December 31, 2020	5,731,477	$2.96

The remaining life, by grant date, for outstanding warrants at December 31, 2020 was:

Grant Date	Exercise Price	Remaining Contractual Life in Years	Outstanding Warrants	Exercisable Warrants
12/16/2016	$3.95	0.96	2,403,405	2,403,405
11/3/2017	$2.50	1.83	49,872	49,872
4/1/2018	$1.95	2.24	10,000	10,000
7/2/2018	$2.25	1.01	3,268,200	3,268,200
Total	$2.88	2.02	5,731,477	5,731,477

Note 11. Concentrations

At December 31, 2020 and 2019, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1,000,000 by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 12. Commitments and Contingencies

The Company has commitments of approximately $500,000 at December 31, 2020 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. In June 2018, the Company paid approximately $197,000 in milestone payments.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that expires in October 2022. This office space currently serves as the Company’s corporate headquarters, and both of the Company’s business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The rent for the first 10 months of 2019 was approximately $11,625. The rent for the last two months of 2019 and the first 10 months of 2020 was approximately $11,883 per month, or approximately $23.00 per square foot, and then decreased to approximately $11,108, or approximately $21.50 per square foot, starting November 2020, which rate will continue for the remainder of the lease period.

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. The Company is required to issue Hy Biopharma shares of common stock upon the achievement of certain milestones. In March 2020, the Company issued 1,956,182 fully vested shares of common stock to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of SGX301 to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the purchase agreement. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $5.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2020, no other milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

Year	Licensing Fee	Property and Other Leases	Total
2021	$100,000	$139,708	$239,708
2022	100,000	111,083	211,083
2023	100,000	-	100,000
2024	100,000	-	100,000
2025	100,000	-	100,000
Total	$500,000	$250,791	$750,791

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

The Company has received invoices from Emergent related to the above matter. No accrual has been made for these invoices as management deems them invalid and not probable of being required to pay them based on the numerous breaches sited in the pending arbitration. These invoices total approximately $331,000.

Note 13. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended December 31,
	2020	2019
Revenues
Public Health Solutions	$2,242,078	$3,402,014
Specialized BioTherapeutics	117,369	1,227,902
Total	$2,359,447	$4,629,916

Income (Loss) from Operations
Public Health Solutions	$(435,028)	$153,969
Specialized BioTherapeutics	(13,610,715)	(6,738,284)
Corporate	(4,540,764)	(3,956,706)
Total	$(18,586,507)	$(10,541,021)

Amortization and Depreciation Expense
Public Health Solutions	$21,672	$17,507
Specialized BioTherapeutics	11,839	18,122
Corporate	28,861	18,821
Total	$62,372	$54,450

Other Income (Expense), Net
Specialized BioTherapeutics	$71,974	425,785
Corporate	(10,882)	148,968
Total	$61,092	$574,753

Share-Based Compensation
Public Health Solutions	$47,453	$36,003
Specialized BioTherapeutics	148,107	107,214
Corporate	214,373	233,122
Total	$409,933	$376,339

	As of December 31,
	2020	2019
Identifiable Assets
Public Health Solutions	$176,447	$1,018,673
Specialized BioTherapeutics	147,784	41,705
Corporate	19,567,004	6,714,983
Total	$19,891,235	$7,775,360

Note 14. Subsequent Events

Sales Pursuant to the Company’s FBR At Market Issuance Sales Agreement

From January 1, 2021 through March 30, 2021, the Company issued 9,376,792 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.75 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Soligenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual for Clinical Trial Expenses

As described in Note 2 to the financial statements, the Company is required to estimate at each balance sheet date its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The Company recorded accrued expenses for the clinical trial accruals of $2.5 million, which are included in accrued expenses on the December 31, 2020 consolidated balance sheet. The amounts recorded for clinical trial accruals represent the Company’s estimate of the unpaid clinical trial expenses based on the progress of the research and development services for clinical trials compared to the amounts paid for clinical trials through December 31, 2020.

We identified management’s estimates of the accruals for clinical trial expenses as a critical audit matter due to the significant management judgement and subjectivity in estimating the accruals. Auditing the Company’s clinical trial accruals involved a high degree of subjectivity due to the significant estimation required in determining the progress to completion of specific tasks conducted under the Company’s clinical trials and the costs of those tasks that will be invoiced by the vendors, clinical research organizations and consultants and under clinical site agreements subsequent to the date that the financial statements are issued.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over management’s estimation process, including the process of estimating the expenses incurred to date based on the status of the clinical trials, the significant assumptions about the status of research and development services incurred and the completeness and accuracy of the data used to calculate the estimates. We performed procedures over the clinical trial accruals that included, among others, reading selected agreements and change orders with the vendors, clinical research organizations and consultants, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and calculating the amounts that were unpaid at the balance sheet date. We made direct inquiries of financial and clinical personnel on the status of the clinical trials, progress to completion of clinical trials, method of allocating contractual charges to specific tasks performed during the clinical trials, and the status of change orders. We compared the current estimate of expenses incurred to estimates previously made by management and assessed the historical accuracy of management’s previous estimates. We also examined invoices issued and payments made to service providers after the balance sheet date.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 30, 2021