Form 10-Q
period 2021-03-31
SOLIGENIX, INC.
filed 2021-05-18
CIK 812796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 12, 2021, 40,078,760 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,541,944	$18,676,663
Contracts and grants receivable	161,724	203,774
Research and development incentives receivable	105,815	361,096
Prepaid expenses and other current assets	470,856	225,473
Total current assets	31,280,339	19,467,006
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $157,933 and $154,769	20,346	23,510
Deferred issuance cost	6,071	53,523
Right-of-use lease assets	198,171	228,027
Research and development incentives receivable	5,417	73,142
Other assets	19,374	23,250
Total assets	$31,552,495	$19,891,235
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$1,340,361	$2,129,844
Accrued expenses	2,406,124	2,638,308
Accrued compensation	46,625	875,096
Paycheck Protection Program loan	394,617	324,979
Lease liabilities - current	112,971	112,294
Total current liabilities	4,300,698	6,080,521
Non-current liabilities:
Convertible debt, net of debt discount of $175,618 and $140,261	9,824,382	9,859,739
Paycheck Protection Program loan, net of current	23,213	92,851
Lease liabilities, net of current	85,625	116,296
Total liabilities	14,233,918	16,149,407
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 75,000,000 shares authorized; 40,020,461 shares and 30,643,656 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	40,020	30,644
Additional paid-in capital	212,890,844	196,949,655
Accumulated other comprehensive loss	(35,675)	(24,337)
Accumulated deficit	(195,576,612)	(193,214,134)
Total shareholders’ equity	17,318,577	3,741,828
Total liabilities and shareholders’ equity	$31,552,495	$19,891,235

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020

Revenues:
Contract revenue	$33,351	$845,185
Grant revenue	114,242	79,367
Total revenues	147,593	924,552
Cost of revenues	(122,360)	(829,506)
Gross profit	25,233	95,046
Operating expenses:
Research and development	1,367,400	2,700,171
General and administrative	891,440	868,667
Research and development expense - milestone	-	5,000,000
Total operating expenses	2,258,840	8,568,838
Loss from operations	(2,233,607)	(8,473,792)
Foreign currency transaction gain/(loss)	27,253	(23,232)
Interest (expense)/income	(213,505)	21,947
Research and development incentives	57,381	56,850
Net loss before income taxes	(2,362,478)	(8,418,227)
Income tax benefit	-	836,893
Net loss applicable to common stockholders	$(2,362,478)	$(7,581,334)
Basic and diluted net loss per share	$(0.06)	$(0.32)
Basic and diluted weighted average common shares outstanding	36,818,154	23,404,920

The accompanying notes are an integral part of these consolidated financial statements.

2

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020

Net loss	$(2,362,478)	$(7,581,334)
Other comprehensive loss:
Foreign currency translation adjustments	(11,338)	16,243
Comprehensive loss	$(2,373,816)	$(7,565,091)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated
	Shares	Par Value	Capital	loss	Deficit	Total

Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	1,732,115	1,732	3,987,494	-	-	3,989,226
Issuance costs associated with FBR At Market Issuance Sales Agreement	-	-	(174,721)	-	-	(174,721)
Issuance of common stock for milestone	1,956,182	1,956	4,998,044	-	-	5,000,000
Issuance of common stock to vendor	30,000	30	58,970	-	-	59,000
Exercise of common stock options	2,189	2	-	-	-	2
Exercise of warrants	304,821	305	685,079	-	-	685,384
Share-based compensation expense	-	-	63,691	-	-	63,691
Foreign currency translation adjustment	-	-	-	16,243	-	16,243
Net loss	-	-	-	-	(7,581,334)	(7,581,334)
Balance, March 31, 2020	25,778,431	$25,778	$186,624,561	$(28,767)	$(183,106,946)	$3,514,626

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated
	Shares	Par Value	Capital	loss	Deficit	Total

Balance, December 31, 2020	30,643,656	$30,644	$196,949,655	$(24,337)	$(193,214,134)	$3,741,828
Issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	9,376,792	9,376	16,386,230	-	-	16,395,606
Issuance costs associated with FBR At Issuance Market Sales Agreement	-	-	(539,897)	-	-	(539,897)
Exercise of warrants	13		51	-	-	51
Share-based compensation expense	-	-	94,805	-	-	94,805
Foreign currency translation adjustment	-	-	-	(11,338)	-	(11,338)
Net loss	-	-	-	-	(2,362,478)	(2,362,478)
Balance, March 31, 2021	40,020,461	$40,020	$212,890,844	$(35,675)	$(195,576,612)	$17,318,577

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(Unaudited)

	2021	2020
Operating activities:
Net loss	$(2,362,478)	$(7,581,334)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	8,899	17,646
Non-cash lease expense	27,995	32,731
Share-based compensation	94,805	63,691
Issuance of common stock for milestone	-	5,000,000
Issuance of common stock for services	-	59,000
Amortization of deferred issuance costs associated with convertible debt	10,155	-
Change in operating assets and liabilities:
Contracts and grants receivable	42,050	177,467
Prepaid expenses and other current assets	(245,384)	337,492
Research and development incentives receivable	327,293	(56,850)
Income tax receivable	-	(836,893)
Operating lease liability	(27,996)	(33,084)
Accounts payable and accrued expenses	(1,032,095)	379,544
Accrued compensation	(828,471)	(254,483)
Net cash used in operating activities	(3,985,227)	(2,695,073)

Investing activities:
Purchases of office furniture and equipment	-	(7,147)
Net cash used in investing activities	-	(7,147)

Financing activities:
Proceeds from issuance of common stock pursuant to FBR At Market Issuance Sales Agreement	16,395,606	3,989,226
Costs associated with FBR At Market Issuance Sales Agreement	(492,445)	(157,291)
Proceeds from the exercise of warrants	51	685,384
Costs associated with issuance of convertible debt	(45,512)	-
Principal repayment – financing lease	(1,999)	(1,810)
Net cash provided by financing activities	15,855,701	4,515,509
Effect of exchange rate on cash and cash equivalents	(5,193)	(30,621)
Net increase in cash and cash equivalents	11,865,281	1,782,668
Cash and cash equivalents at beginning of period	18,676,663	5,420,708
Cash and cash equivalents at end of period	$30,541,944	$7,203,376

Supplemental information:
Cash paid for state income taxes	$2,132	$-
Cash paid for lease liabilities:
Operating lease	$33,325	$35,650
Financing lease	$2,136	$2,136

Non-cash activities:
Deferred issuance cost reclassified to additional-paid-in capital	$47,452	$17,430
Issuance of restricted common stock to vendor for website re-development	$-	$46,500
Issuance of stock options, cash exercise price received in December 2019	$-	$1,882

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

The Company’s Specialized BioTherapeutics business segment is developing and moving towards commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin), a novel photodynamic therapy utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study complete, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the United States (“U.S.”). Development programs in this business segment also include the Company’s first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

The Company’s Public Health Solutions business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease, and vaccine programs, including a program targeting filoviruses (such as Marburg and Ebola) and a program developing CiVax™, its vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs is currently supported by the heat stabilization technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency (“DTRA”).

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from NIAID. The Company has a subcontract of approximately $700,000 from a NIAID grant over five years for its thermostabilization technology, a DTRA subcontract of approximately $600,000 over three years for SGX943 and a subcontract of approximately $1.5 million from a NIAID grant over two years for development of CiVax™. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the U.S. Food and Drug Administration (the “FDA”) regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2021, the Company had an accumulated deficit of $195,576,612. During the three months ended March 31, 2021, the Company incurred a net loss of $2,362,478 and used $3,985,227 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, cash available from the loan from Pontifax Medison Finance, proceeds received from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley FBR Securities, Inc., and management of the Company’s cash burn, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of March 31, 2021, the Company had cash and cash equivalents of $30,541,944 as compared to $18,676,663 as of December 31, 2020, representing an increase of $11,865,281 or 64%. As of March 31, 2021, the Company had working capital of $26,979,641 as compared to working capital of $13,386,485 as of December 31, 2020, representing an increase of $13,593,156 or 102%. The increase in cash and working capital was primarily related to proceeds received from the utilization of the FBR Sales Agreement, partially offset by cash used in operating activities.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 clinical trial of HyBryte™ as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.

●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942 to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the FDA and the European Medicines Agency.

●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support.

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $2.0 million in active government contract and grant funding still available as of March 31, 2021 to support its associated research programs through 2022, provided the federal agencies do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;

●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;

●	The Company plans to pursue potential partnerships for pipeline programs. However, there can be no assurances that the Company can consummate such transactions;

●	The Company has up to $10.0 million remaining available from the loan and security agreement with Pontifax Medison Finance as of May 17, 2021, which includes an immediately available $5 million line of credit and a $5 million late withdrawal loan that is contingent upon the initial filing of the NDA for CTCL;

●	The Company has up to $2.0 million remaining from the FBR Sales Agreement as of May 17, 2021 under the prospectus supplement updated August 28, 2020; and

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owned 5% or more of the Company’s shares of common stock at the time, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs.” During the quarter ended September 30, 2019, the Company began amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for the three months ended March 31, 2021 and 2020 was $3,876 and $3,877, respectively, and accumulated amortization was $27,126 and $11,627, respectively, as of March 31, 2021 and 2020. Website development costs are included in other assets in the accompanying consolidated balance sheets.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2021 or 2020.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, research and development incentives receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term nature of these instruments.

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

The fair value of options issued during the three months ended March 31, 2021 and 2020 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;

●	volatility of 87% for 2021 and 77% - 85% for 2020; and

●	risk free interest rates of 0.27% for 2021 and ranged from 1.38% - 1.66% for 2020.

The fair value of each option grant made during the three months ended March 31, 2021 and 2020 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net income. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended March 31, 2021 and 2020, the Company recognized a foreign currency transaction gain of $27,253 and a foreign currency transaction loss of $23,232, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $836,893 from the sale of New Jersey NOL carryforwards during the three months ended March 31, 2020. The Company has received preliminary approval for a tax credit of approximately $865,000 under the same program for 2021 but has not completed the sale yet and therefore has not recognized any income tax benefit for the three months ended March 31, 2021. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the three months ended March 31, 2021 or 2020. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2021 and December 31, 2020.

Research and Development Incentive Income and Receivable

The Company recognizes other income from UK research and development incentives when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The small or medium sized enterprise (“SME”) research and development tax relief program supports companies that seek to research and develop an advance in their field and is governed through legislative law by HM Revenue & Customs as long as specific eligibility criteria are met.

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

The following table shows the change in the UK research and development incentives receivable from December 31, 2020 to March 31, 2021:

	Current	Long-Term	Total
Balance at December 31, 2020	$361,096	$73,142	$434,238
UK research and development incentives, transfer	73,142	(73,142)	-
UK research and development incentives, Q1 2021	-	5,488	5,488
Additional 2019 incentive earned	51,893	-	51,893
UK research and development incentives cash receipt	(383,933)	-	(383,933)
Foreign currency translation	3,617	(71)	3,546
Balance at March 31, 2021	$105,815	$5,417	$111,232

Loss Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of March 31,
	2021	2020
Common stock purchase warrants	5,731,464	5,886,817
Stock options	1,993,804	1,564,622
Total	7,725,268	7,451,439

The weighted average exercise price of the Company’s warrants and stock options outstanding at March 31, 2021 were $2.96 and $2.91 per share, respectively, and at March 31, 2020 were $2.93 and $3.68 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of warrants and stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and presentation.

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copy machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use lease assets and lease liabilities accordingly. As of March 31, 2021 and December 31, 2020, the Company’s consolidated balance sheets included a right-of-use lease asset of $194,450 and $222,445 for the office space and $3,721 and $5,582 for the copy machine, respectively. Lease liabilities in the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020 included corresponding lease liabilities of $194,446 and $222,441 for the office space and $4,150 and $6,149 for the copy machine, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements:

	Operating Lease	Financing Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2021	$222,445	$5,582
Reduction/amortization	(27,995)	(1,861)
Right of use lease asset, March 31, 2021	$194,450	$3,721

Lease liability:
Lease liability, January 1, 2021	$222,442	$6,149
Repayments	(27,996)	(1,999)
Lease liability, March 31, 2021	$194,446	$4,150

Lease expense for the three months ended March 31, 2021:
Lease expense	$33,325	$-
Amortization expense	-	1,861
Interest expense	-	137
Total	$33,325	$1,998

Contractual cash payments for the remaining lease term as of March 31, 2021:
2021	$99,975	$4,272
2022	111,083	-
Total	$211,058	$4,272
Remaining lease term (months) as of March 31, 2021	19	6

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2021	2020

Clinical trial expenses	$2,386,911	$2,510,111
Other	19,213	128,197
Total	$2,406,124	$2,638,308

Note 5. Convertible Debt

In December 2020, the Company entered into a $20.0 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company will have access to up to $20.0 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with an interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Upon the closing of this transaction, the Company accessed the first tranche of $10.0 million, and has the option to draw the second tranche of $5.0 million at any time by December 15, 2021 and the third tranche of $5.0 million upon filing of the HyBryte™ new drug application, subject to certain conditions. Interest expense incurred and paid in three month ended March 31, 2021 totaled $208,849. Deferred issuance costs incurred for the three months ended March 31, 2021 were $45,512. The Company amortized $10,155 of issuance costs during the three month period ended March 31, 2021. Net deferred issuance costs of $175,618 has been recorded as a reduction of the carrying value of the $10.0 million convertible debt borrowed as of March 31, 2021.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $4.10 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Principal and interest payments due, assuming no conversion or additional borrowings over the next five years is as follows:

Year	Principal	Interest	Total
April 2021 to December 2021	$-	$675,822	$675,822
2022	-	897,000	897,000
2023	4,000,000	769,138	4,769,138
2024	4,000,000	430,338	4,430,338
2025	2,000,000	110,566	2,110,566
Total	$10,000,000	$2,882,864	$12,882,864

CARES Act Loan

In April 2020, the Company was advised that one of its principal banks, JPMorgan Chase Bank, N.A., had approved a $417,830 loan (the “Loan”) under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act that was signed into law in March 2020.

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

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The short –term portion of the Loan is $394,617 and the long-term portion of the Loan is $23,213 with accrued interest expense of $3,754 as of March 31, 2021 and interest expense of $1,024 for the three month period ended March 31, 2021. The Loan bears interest at a fixed rate of 0.98% per annum, with interest and principal deferred during the loan forgiveness period and subsequent 10 months. Some or all of the Loan may be forgiven if at least 60% of the Loan proceeds are used by the Company to cover payroll costs, including benefits and if the Company maintains its employment and compensation within certain parameters during the eight-week or twenty-four-week period (the “loan forgiveness period”) following the Loan origination date and complies with other relevant conditions. The Company believes that it used the proceeds for purposes consistent with the PPP and expects to meet the conditions when the Company applies for forgiveness of the Loan, although forgiveness is not guaranteed. The Company intends to file for forgiveness in the second quarter of 2021.

Note 6. Income Taxes

The Company had gross NOLs at December 31, 2020 of approximately $119 million for federal tax purposes, approximately $25 million for state tax purposes and approximately $1.2 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8.2 million of various tax credits which expire from 2021 to 2037. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2020, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $836,893 of income tax benefit, net of transaction costs. The Company has preliminary approval of approximately $865,000 in net proceeds for the same program for 2019 but has not completed the sale yet and therefore has not recognized any income tax benefit for the three months ended March 31, 2021. The Company has not yet sold its 2020 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended March 31, 2021:

●	During the three months ended March 31, 2021, the Company issued 13 shares of common stock as a result of warrant exercises. The weighted average exercise price per warrant was $3.95.

●	During the three months ended March 31, 2021, the Company issued 9,376,792 shares of common stock pursuant to the FBR Sales Agreement at a weighted average price of $1.75 per share.

The issuances of the Company’s common stock (a) as a result of warrant exercises described above were registered on a Registration Statement on Form S-1, and (b) pursuant to the FBR Sales Agreement described above were registered on a Registration Statement on Form S-3.

FBR At Market Issuance Sales Agreement

In August 2017, the Company entered into the FBR Sales Agreement to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program under which FBR acts as sales agent. Under the FBR Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The FBR Sales Agreement provides that FBR is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the FBR Sale Agreement. The Company has no obligation to sell any shares under the FBR Sales Agreement, and may suspend solicitation and offers under the FBR Sales Agreement at any time.

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

All sales of common stock made pursuant to the FBR Sales Agreement since the expiration of the May 2017 Registration Statement have been, and future sales will be, made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333- 239928) filed on July 17, 2020 (the “July 2020 Registration Statement”) with the SEC, and any amendments thereto, the base prospectus filed as part of such registration statement, and any prospectus supplements. The July 2020 Registration Statement was declared effective on August 28, 2020.

On August 28, 2020, the Company filed a prospectus supplement to the FBR Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $20.0 million under the July 2020 Registration Statement. As of May 17, 2021, there was $2.0 million available for future sale of common stock under the FBR Sales Agreement.

Note 8. Concentrations

At March 31, 2021 and 2020, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $1 million by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $475,000 as of March 31, 2021 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that expires in October 2022. This office space currently serves as the Company’s corporate headquarters, and both of the Company’s business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The rent for the first 10 months of 2020 was approximately $11,883 per month, or $23.00 per square foot, and then decreased to approximately $11,108 per month, or $21.50 per square foot, starting November 2020, which rate will continue for the remainder of the lease period.

In September 2014, the Company entered into an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. The Company is required to issue Hy Biopharma shares of common stock upon the achievement of certain milestones. In March 2020, the Company issued 1,956,182 fully vested shares of common stock to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the purchase agreement. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $5.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2021, no other milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has the following contractual obligations:

Year	Research and Development	Property and Other Leases	Total
April 1 through December 31, 2021	$75,000	$104,247	$179,247
2022	100,000	111,083	211,083
2023	100,000	-	100,000
2024	100,000	-	100,000
2025	100,000	-	100,000
Total	$475,000	$215,330	$690,330

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the quarter ended March 31, 2021. In particular, the third party manufacturers of HyBryte™ have experienced certain delays due to disruptions in their normal human operations, supply chain and other related logistical matters. In part due to these delays, we have decided not to pursue a rolling NDA submission for HyBryte™ at this time, in order to provide additional supportive data for inclusion in the NDA filing.

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

Emergent BioSolutions Legal Proceedings

In July 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. (“Emergent”) and certain of its subsidiaries with the American Arbitration Association in Mercer County, New Jersey. The Company alleges in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. (see Part II, Item 1 – Legal Proceeding).

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

	Three Months Ended
	March 31,
	2021	2020
Revenues
Public Health Solutions	$147,593	$908,807
Specialized BioTherapeutics	-	15,745
Total	$147,593	$924,552

Loss from Operations
Public Health Solutions	$(130,781)	$(158,502)
Specialized BioTherapeutics	(1,112,408)	(7,357,853)
Corporate	(990,418)	(957,437)
Total	$(2,233,607)	$(8,473,792)

Amortization and Depreciation Expense
Public Health Solutions	$316	$7,303
Specialized BioTherapeutics	1,899	3,070
Corporate	6,684	7,273
Total	$8,899	$17,646

Other (Loss)/Income, Net
Specialized BioTherapeutics	$84,634	$33,618
Corporate	(213,505)	21,947
Total	$(128,871)	$55,565

Share-Based Compensation
Public Health Solutions	$6,295	$9,465
Specialized BioTherapeutics	29,579	25,289
Corporate	58,931	28,937
Total	$94,805	$63,691

	As of	As of
	March 31,	December 31,
	2021	2020
Identifiable Assets
Public Health Solutions	$168,506	$176,447
Specialized BioTherapeutics	12,199	147,784
Corporate	31,279,286	19,567,004
Total	$31,459,991	$19,891,235

ITEM 2 – Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2020. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;

●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;

●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;

●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;

●	maintenance and progression of our business strategy;

●	the possibility that our products under development may not gain market acceptance;

●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;

●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;

●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may in the future arise;

●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;

●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. COVID-19); and

●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the United States Securities and Exchange Commission (the “SEC”) or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Our Business Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: Specialized BioTherapeutics and Public Health Solutions.

Our Specialized BioTherapeutics business segment is developing and moving towards commercialization of HyBryte™ (SGX301 or synthetic hypericin), a novel photodynamic therapy, utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study complete, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the United States (“U.S.”). Development programs in this business segment also include our first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203) and acute radiation enteritis (SGX201).

Our Public Health Solutions business segment includes active development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease, and our vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVax™, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency (“DTRA”).

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 clinical trial of HyBryte™ as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.

●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942 to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”).

●	Continue development of RiVax® (ricin toxin vaccine) and CiVax™ (COVID-19 vaccine) in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense with NIAID funding support.

●	Continue development of our therapeutic SGX943 and our vaccine programs targeting filoviruses (such as Marburg and Ebola) with DTRA and NIAID funding support.

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

HyBryte™ (SGX301 or synthetic hypericin)	Cutaneous T-Cell Lymphoma	Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3)

SGX942	Oral Mucositis in Head and Neck Cancer	Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: the primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group

SGX203†	Pediatric Crohn’s disease	Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

SGX201†	Acute Radiation Enteritis	Phase 1/2 clinical trial completed; safety profile and preliminary efficacy demonstrated; further clinical development contingent upon additional funding, such as through partnership

Public Health Solutions*†

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

CiVax™	Vaccine against COVID-19	Pre-clinical

* Timelines subject to potential disruption due to COVID-19 outbreak.

† Contingent upon continued government contract/grant funding or other funding source.

Specialized BioTherapeutics Overview

HyBryte™ (SGX301 or synthetic hypericin) – for Treating Cutaneous T-Cell Lymphoma

HyBryte™ is a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible light 16 to 24 hours later. Hypericin is also found in several species of Hypericum plants, although the drug used in HyBryte™ is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet light. Other light therapies using UVA or UVB light can result in serious adverse effects including secondary skin cancers.

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

Hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing ultraviolet light) is a major advance in photodynamic therapy. In a published Phase 2 clinical study in CTCL, after six weeks of twice weekly therapy, a majority of patients experienced a statistically significant (p<0.04) improvement with HyBryte™ whereas the placebo was ineffective: 58.3% compared to 8.3%, respectively.

HyBryte™ has received Orphan Drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for HyBryte™ upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of an NDA for HyBryte™, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for HyBryte™ on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. HyBryte™ for the treatment of CTCL also was granted Orphan Drug designation from the EMA Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”).

In August 2018, the U.S. Patent Office granted us a patent titled “Systems and Methods for Producing Synthetic Hypericin” for the unique proprietary process manufacturing the highly purified form of synthetic hypericin, the active pharmaceutical ingredient in HyBryte™.

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

Based on the positive and previously published Phase 2 results, we initiated our pivotal Phase 3 clinical study of HyBryte™ for the treatment of CTCL during December 2015 and completed the trial in 2020. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aimed to evaluate the response to HyBryte™ as a skin directed therapy to treat early stage CTCL. We completed the study with approximately 35 CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol was a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consisted of three treatment cycles, each of eight weeks duration. Treatments were administered twice weekly for the first six weeks and treatment response was determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects received HyBryte™ and 33% received placebo treatment of their index lesions. In the second cycle, all subjects received HyBryte™ treatment of their index lesions, and in the third cycle, all subjects received HyBryte™ treatment of all of their lesions. The majority of subjects enrolled elected to continue into the third optional, open-label cycle of the study. Subjects were followed for an additional six months after their last evaluation visit. The primary efficacy endpoint was assessed on the percentage of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Secondary endpoints for the trial included the duration of responses, the extent of the regression of the tumors, and the safety of the treatment. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders.

During September 2017, the National Cancer Institute (“NCI”), part of the National Institutes of Health (“NIH”) awarded us a Small Business Innovation Research (“SBIR”) grant of approximately $1.5 million over two years to support the conduct of our pivotal, Phase 3, randomized, double-blind, placebo-controlled study evaluating HyBryte™ as a treatment for CTCL. This grant was completed as of December 2019.

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

Positive primary endpoint analysis for the Phase 3 study for HyBryte™ was completed in March 2020. The study enrolled 169 patients (166 evaluable) randomized 2:1 to receive either HyBryte™ (116 patients) or placebo (50 patients) and demonstrated a statistically significant treatment response (p=0.04) in the CAILS primary endpoint assessment at 8 weeks for Cycle 1. A total of 16% of the patients receiving HyBryte™ achieved at least a 50% reduction in their index lesions compared to only 4% of patients in the placebo group at 8 weeks. HyBryte™ treatment in the first cycle was safe and well tolerated.

During April 2020, analysis of the second open-label treatment cycle (“Cycle 2”) was completed, showing that continued treatment with HyBryte™ twice weekly for an additional 6 weeks (12 weeks total) increased the positive response rate to 40% (p<0.0001 compared to placebo and p<0.0001 compared to 6-weeks treatment). After the subsequent additional 6-week treatment, the response rate in patients receiving a total of 12 weeks treatment increased two and a half-fold. Treatment responses were assessed at Week 8 (after 6 weeks of treatment) and at Week 16 (after 12 weeks of treatment). A positive response was defined as an improvement of at least 50% in the CAILS score for the three index lesions evaluated in both Cycles 1 and 2. The data continued to indicate that HyBryte™ is safe and well tolerated.

During October 2020, analysis of the optional third open-label treatment cycle (“Cycle 3”) was completed. Cycle 3 was focused on safety and all patients could elect to receive HyBryte™ treatment of all their lesions for an additional 6 weeks or up to 18 weeks in total. Of note, 66% of patients elected to continue with this optional safety cycle of the study. Of the subset of patients that received HyBryte™ throughout all three cycles of treatment (18 weeks), 49% of them demonstrated a treatment response (p=0.046 vs. patients completing 12 weeks of HyBryte™ treatment in Cycle 2; p<0.0001 vs. patients receiving placebo in Cycle 1). Moreover, in a subset of patients evaluated in this cycle, it was demonstrated that HyBryte™ is not systemically available, consistent with the general safety of this topical product observed to date. At the end of Cycle 3, HyBryte™ continued to be well tolerated despite extended and increased use of the product to treat multiple lesions.

In addition, continued analysis of results from the protocol mandated efficacy cycles (Cycles 1 and 2) of the study revealed that 12 weeks of treatment (Cycle 2) with HyBryte™ is equally effective on both patch (response 37%, p=0.0009) and plaque (response 42%, p<0.0001) lesions when compared to Cycle 1 placebo lesion responses, further demonstrating the unique benefits of the more deeply penetrating visible light activation of hypericin.

During January 2021, we signed an exclusive Supply, Distribution and Services Agreement with The Daavlin Distributing Co. (“Daavlin”), securing long-term supply and distribution of a commercially ready light device, which is an integral component of the regulatory and commercial strategy for HyBryte™ for the treatment of CTCL.

Pursuant to the Agreement, Daavlin will exclusively manufacture the proprietary light device for use with HyBryte™ for the treatment of CTCL. Upon approval of HyBryte™ by the FDA, we will promote HyBryte™ and the companion light device, and facilitate the direct purchase of the device from Daavlin. Daavlin will exclusively distribute and sell the HyBryte™ light device to us, physicians and patients.

In February 2021, the Hong Kong Registrar of Patents granted a patent for the application titled “Formulations and Methods of Treatment of Skin Conditions” (No. 16102842.8), published on January 29, 2021 under Publication No. 1214771 B. The granted claims are directed to the therapeutic use of synthetic hypericin in the treatment of CTCL, similar to those granted in Europe in 2020. This new patent is the first granted in Hong Kong and expands on our comprehensive patent estate, which includes protection on the composition of the purified synthetic hypericin, methods of synthesis and therapeutic methods of use in both CTCL and psoriasis.

In April 2021, the FDA conditionally accepted HyBryte™ (SGX301 or synthetic hypericin), in the treatment of early stage CTCL. The name HyBryte™ was developed in compliance with the FDA’s Guidance for Industry, Contents of a Complete Submission for the Evaluation of Proprietary Names. The FDA’s conditional approval validates HyBryte™ as a proprietary name that is consistent with the FDA’s goal of preventing medication errors and potential harm to the public by ensuring that only appropriate proprietary names are approved for use. Final approval of the HyBryte™ proprietary name is conditioned on FDA approval of the product candidate, SGX301.

During April 2021, Ellen Kim, MD, Medical Director, Dermatology Clinic, Perelman Center for Advanced Medicine, Professor of Dermatology at the Hospital of the University of Pennsylvania, and the Lead Principal Investigator for the Phase 3 FLASH study, delivered a presentation at the American Academy of Dermatology Association Virtual Meeting Experience. The presentation, which was designated “Top 12 Late-Breaking Research,” expanded on data related to the efficacy and safety of HyBryte™ in the treatment of CTCL.

In May 2021, HyBryte™ was awarded an "Innovation Passport" for the treatment of early stage CTCL in adults under the UK's Innovative Licensing and Access Pathway (“ILAP”). The decision to award the Innovation Passport to the HyBryte™ program was made by the Innovative Licensing and Access Pathway Steering Group, which is comprised of representatives from MHRA, the National Institute for Health and Care Excellence (“NICE”), and the Scottish Medicines Consortium (“SMC”). ILAP was launched at the start of 2021 to accelerate the development and access to promising medicines, thereby facilitating patient access to new medicines. The pathway, part of the UK’s plan to attract life sciences development in the post-Brexit era, features enhanced input and interactions with the MHRA, NICE, and SMC. The innovation passport designation is the first step in the ILAP process and triggers the MHRA and its partner agencies to create a target development profile to chart out a roadmap for regulatory and development milestones with the goal of early patient access in the UK. Other benefits of ILAP include a 150-day accelerated assessment, rolling review and a continuous benefit risk assessment.

We estimate the potential worldwide market for HyBryte™ is in excess of $250 million for all applications, including the treatment of CTCL. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received Fast Track designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA. In addition, dusquetide has been granted PIM designation in the UK by the MHRA for the treatment of severe oral mucositis in head and neck cancer patients receiving chemoradiation therapy. The U.S. Patent and Trademark Office and the European Patent Office granted us the patent titled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis” in August 2016 and January 2019, respectively. The newly issued patent claims therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

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

In September 2016, we and SciClone Pharmaceuticals, Inc. (“SciClone”) entered into an exclusive license agreement, pursuant to which we granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in defined territories. Under the terms of the license agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the territories, having access to data generated by us. In exchange for exclusive rights, SciClone will pay us royalties on net sales, and we will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights.

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

During September 2017, the National Institute of Dental and Craniofacial Research (“NIDCR”), part of the NIH, awarded us a SBIR grant of approximately $1.5 million over two years to support the conduct of our Phase 3, multinational, randomized, double-blind, placebo-controlled study evaluating SGX942 (dusquetide) as a treatment for severe oral mucositis in patients with head and neck cancer receiving CRT. This grant was completed as of August 2019.

In April 2019, the U.S. Patent Office issued a new patent No. 10,253,068 titled “Novel Peptides for Treating and Preventing Immune-Related Disorders, Including Treating and Preventing Infection by Modulating Innate Immunity” for our dusquetide related analogs.

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

In August 2019, the NIDCR, part of the NIH, awarded us a Phase 1 SBIR grant of approximately $150,000 to support the evaluation of SGX942 (dusquetide) in pediatric indications. This award facilitated the assessment of SGX942 safety in juvenile animals, supporting future studies in pediatric populations, including oral mucositis indications in pediatric patients undergoing stem cell transplants and treatments for head and neck cancer.

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

In June 2020, the pivotal Phase 3 DOM–INNATE study (Study IDR-OM-02) completed enrollment of 268 subjects. In December 2020, the results of our Phase 3 clinical trial for SGX942 showed that the primary endpoint of median duration of SOM did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group. Despite this clinically meaningful improvement, the variability in the distribution of the data yielded a p-value that was not statistically significant. Other secondary endpoints supported the biological activity of dusquetide, including a statistically significant 50% reduction in the median duration of SOM in the per-protocol population, which decreased from 18 days in the placebo group to 9 days in the SGX942 treatment group (p=0.049), consistent with the findings in the Phase 2 trial (Study IDR-OM-01). Similarly, incidence of SOM also followed this biological trend as seen in the Phase 2 study, decreasing by 16% in the SGX942 treatment group relative to the placebo group in the per-protocol population. The per-protocol population was defined as the population receiving a minimum of 55 Gy radiation and at least 10 doses of study drug (placebo or SGX942) throughout the intended treatment period, with no major protocol deviations (e.g. breaks in study drug administration longer than 8 days between successive doses). We are analyzing the data to better determine why the study did not meet expectations. If there is any clarity gained from further analysis of the dataset, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, we will communicate our findings and explore follow-up discussions with the FDA and the EMA.

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

Oral BDP

Oral BDP represents a first-of-its-kind oral, locally acting therapy tailored to treat GI inflammation. BDP has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. Oral BDP is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract.

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

In July 2019, the European Patent Office issued two patents, both titled “Topically Active Steroids for use in Radiation and Chemotherapeutic Injury”, following the expiration of the objection period. The new patents (#2,373,160 and #2,902,031) claim use of oral BDP for treatment of damage to the GI tract as a result of acute radiation injury, including total body irradiation in the accidental or biodefense context.

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

In December 2010, we executed a worldwide exclusive license agreement with the University of Colorado (“UC”) for certain patents relating to ThermoVax® in all fields of use. In April 2018, the UC delivered a notice of termination of our license agreement based upon our failure to achieve one of the development milestones: initiation of the Phase 1 clinical trial of the heat stabilization technology by March 31, 2018. After negotiating with the UC, we and the UC agreed to extend the termination date to October 31, 2018 in order to allow us time to agree upon a potential agreement that would allow us to keep the rights to, and to continue to develop, the heat stabilization technology or a product candidate containing the heat stabilization technology in our field of use.

During September 2017, we were awarded funding of approximately $700,000 over five years under a NIAID Research Project (R01) grant awarded to UH Manoa for the development of a trivalent thermostabilized filovirus vaccine (including protection against Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus). Previous collaborations demonstrated the feasibility of developing a heat stable subunit Ebola vaccine. Under the terms of the subaward, we will continue to support vaccine formulation development with our proprietary vaccine thermostabilization technology, ThermoVax®. Ultimately, the objective is to produce a thermostable trivalent filovirus vaccine for protection against Ebola and related diseases, allowing worldwide distribution without the need for cold storage. Based on current U.S. government needs, efforts have recently been expanded to focus on a monovalent or bivalent vaccine to specifically address Marburg marburgvirus.

In October 2018, in a series of related transactions, (a) we and the UC agreed to terminate the original license agreement, (b) the UC and VitriVax, Inc. (“VitriVax”) executed a worldwide exclusive license agreement for the heat stabilization technology for all fields of use, and (c) we and VitriVax executed a worldwide exclusive sublicense agreement, which was amended and restated in October 2020, for the heat stabilization technology for use in the fields of ricin and Ebola vaccines. We paid a $100,000 sublicense fee on the effective date of the sublicense agreement. Under the amended sublicense agreement, to maintain the sublicense we are obliged to pay a minimum annual royalty of $20,000 until first commercial sale of a sublicensed product, upon which point, we shall pay an earned royalty of 2% of net sales subject to a minimum royalty of $50,000 each year. We are also required to pay royalty on any sub-sublicense income based on a declining percentage of all sub-sublicense income calculated within the contractual period until reaching a minimum of 15% after two years. In addition, we are required to pay VitriVax milestone fees of: (a) $25,000 upon initiation of a Phase 2 clinical trial of the sublicensed product, (b) $100,000 upon initiation of a Phase 3 clinical trial of the sublicensed product, (c) $100,000 upon regulatory approval of a sublicensed product, and (d) $1 million upon achieving $10 million in aggregate net sales of a sublicensed product in the U.S. or equivalent. To date none of these milestones have been met.

During February 2019, European Journal of Pharmaceutics and Biopharmaceutics published a scientific article demonstrating the successful thermostabilization of an Alum-adjuvanted Ebola subunit vaccine candidate.

In March 2020, we entered into a research collaboration with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, UH Manoa to further expand the filovirus collaboration to investigation of potential coronavirus vaccines, including for SARS-CoV-2 (causing COVID-19). This research collaboration will utilize the technology platform developed in the search for filovirus vaccines and will use well-defined surface glycoprotein(s) from one or more coronaviruses, which are expected to be protective for COVID-19.

During April 2020, we obtained an exclusive worldwide license for CiVax™, a novel vaccine adjuvant, from BTG Specialty Pharmaceuticals (“BTG”), a division of Boston Scientific Corporation, for the fields of coronavirus infection (including SARS-CoV-2, the cause of COVID-19), and pandemic flu. CiVax™ is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CiVax™ in the development of our heat stable filovirus vaccine program, with vaccine candidates against Ebola and Marburg virus disease. Given this previous success, CiVax™ will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV-2, the cause of COVID-19. The license agreement was executed between us and Protherics Medicines Development, one of the companies that make up the BTG specialty pharmaceutical business, which owns the CiVax™ intellectual property.

In September 2020, the Journal of Pharmaceutical Sciences published a scientific article detailing the thermostabilization of the filovirus GP proteins and key assays describing their stability (available at: https://www.jpharmsci.org/article/S0022-3549(20)30509-8/fulltext)

During October 2020, Frontiers in Immunology published a scientific article describing CiVax™, a prototype COVID-19 vaccine, using the novel CoVaccine HT™ adjuvant and demonstrating significant immunogenicity, including strong total and neutralizing antibody responses, with a balanced Th1 response, as well as enhancement of cell mediated immunity. These are all considered to be critical attributes of a potential COVID-19 vaccine. (available at: https://www.frontiersin.org/articles/10.3389/fimmu.2020.599587/full).

In December 2020, NIAID awarded us a Direct to Phase II SBIR grant of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and Ebola Virus Disease (“EVD”) vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. This award also is supporting immune characterization of this novel, emulsified adjuvant that has unique potency and compatibility with lyophilization strategies to enable thermostabilization of subunit vaccines.

During March 2021, bioRxiv published an accelerated preprint of pre-clinical immunogenicity studies for CiVax™, demonstrating rapid-onset, broad-spectrum, neutralizing antibody and cell-mediated immunity is confirmed using full-length Spike protein antigens. The article, titled “Recombinant protein subunit SARS-CoV-2 vaccines formulated with CoVaccine HT™ adjuvant induce broad, Th1 biased, humoral and cellular immune responses in mice,” (available at: https://www.biorxiv.org/content/10.1101/2021.03.02.433614v1).

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved, would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated ricin A chain subunit that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p < 0.0001) preclinical survival results, providing 100% protection against acute lethality in an aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA 112:3782-3787), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences (Vitetta et al., 2006, A Pilot Clinical Trial of a Recombinant Ricin Vaccine in Normal Humans, PNAS, 103:2268-2273). The second trial which was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”), evaluated a more potent formulation of RiVax® that contained an Alum adjuvant. The results of the Phase 1b study indicated that Alum-adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology (Vitetta et al., 2012, Recombinant Ricin Vaccine Phase 1b Clinical Trial, Clin. Vaccine Immunol. 10:1697-1699). We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40°C (104 °F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. During September 2018, we published an extended stability study of RiVax®, showing up to 100% protection in mice after 12 months storage at 40°C (104 °F) as well as identification of a potential in vitro stability indicating assay, critical to adequately confirming the long-term shelf life of the vaccine. We have entered into a collaboration with IDT Biologika GmbH (“IDT”) to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also have initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

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

In 2017, NIAID exercised options to fund additional animal efficacy studies and good manufacturing practices compliant RiVax® bulk drug substance and finished drug product manufacturing, which is required for the conduct of future preclinical and clinical safety and efficacy studies. The exercised options provide us with approximately $4.5 million in additional non-dilutive funding, bringing the total amount awarded to date under this contract to $21.2 million, which expired in February 2021 The total award of up to $21.2 million supported the preclinical, manufacturing and clinical development activities necessary to advance heat stable RiVax® with the FDA. In addition to this funding for the development of RiVax®, biomarkers for RiVax® testing have been successfully identified, facilitating potential approval under the FDA Animal Rule.

During December 2019, we initiated a third Phase 1 double-blind, placebo-controlled, randomized study in eight healthy adult volunteer subjects designed to evaluate the safety and immunogenicity of RiVax® utilizing ThermoVax®. During January 2020, we suspended the study after Emergent Manufacturing Operations Baltimore LLC (“EMOB”), the manufacturer of the drug substance, notified us that, after releasing the final drug product to us, EMOB identified that the active drug substance tested outside the established specification parameters. Two subjects had received doses as part of the study before the manufacturer provided this notice. Those two subjects were monitored with no safety issues noted and data was captured in accordance with the study protocol. They did not receive further doses of study drug. A final study report is in preparation.

During April 2020, we received notification from NIAID that they would not be exercising the final contract option to support the conduct of a Phase 1/2 clinical study in healthy volunteers. As a result, the total contract award will not exceed $21.2 million. This contract expired in February 2021.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of March 31, 2021, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We base our estimate on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and judgments on an on-going basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the beginning of this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

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

Research and Development Costs

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	contract research organizations (“CROs”) in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;

●	investigative sites or other service providers in connection with clinical trials;

●	vendors in connection with preclinical and clinical development activities; and

●	vendors related to product manufacturing and development and distribution of preclinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of the agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the success and completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites active and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2021 Compared to March 31, 2020

For the three months ended March 31, 2021, we had a net loss of $2,362,478 as compared to a net loss of $7,581,334 for the same period in the prior year, representing a decrease in the net loss of $5,218,856 or 69%. This decrease in net loss was primarily due to a $5.0 million success milestone due to Hy Biopharma Inc. (“Hy Biopharma”) that was paid in common stock (based upon an effective per share price of $2.56) as a result of SGX301 demonstrating statistically significant treatment response in the pivotal Phase 3 clinical trial Inc. during the three months ended March 31, 2020.

Our revenues and associated costs incurred relate to the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended March 31, 2021, we had revenues of $147,593 as compared to $924,552 for the same period in the prior year, representing a decrease of $776,959 or 84%. We also incurred costs related to those revenues for the three months ended March 31, 2021 and 2020 of $122,360 and $829,506, respectively, representing a decrease of $707,146 or 85%. Our gross profit for the three months ended March 31, 2021 was $25,233 or 17 % of revenues, as compared to a gross profit $95,046 or 10% of revenues for the same period in 2020, representing a decrease of $69,813 or 73%. The decrease in revenues and gross profit were primarily the result of the completion of the CTCL and oral mucositis trials.

Research and development expenses were $1,367,400 for the three months ended March 31, 2021 as compared to $2,700,171 for the same period in 2020, representing a decrease of $1,332,771 or 49%. The decrease in research and development spending for the three months ended March 31, 2021 was primarily attributable to the reduction in expense due to the completion of the CTCL and oral mucositis trials.

General and administrative expenses were $891,440 for the three months ended March 31, 2021, as compared to $868,667 for the same period in 2020, representing an increase of $22,773 or 3%.

Interest expense, net for the three months ended March 31, 2021 was $213,505 as compared to interest income of $21,947 for the same period in 2020, representing a decrease of $235,452 or 1,073%. The increase in expense over income is due to the interest incurred on the convertible debt loan entered into in December 2020.

Financial Condition

Cash and Working Capital

As of March 31, 2021, we had cash and cash equivalents of $30,541,944 as compared to $18,676,663 as of December 31, 2020, representing an increase of $11,865,281 or 64%. As of March 31, 2021, we had working capital of $26,979,641 as compared to working capital of $13,386,485 as of December 31, 2020, representing an increase of $13,593,156 or 102%. The increase in cash and working capital was primarily related to proceeds received from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“FBR Sales Agreement”) with B. Riley Securities, Inc., formerly Riley FBR, Inc., during the three months ended March 31, 2021 and management of our cash burn, partially offset by cash used in operations.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $2.0 million in active government contract funding still available as of March 31, 2021 to support our associated research programs through 2022 provided the federal agencies do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;

●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;

●	We will continue to pursue Net Operating Loss sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;

●	We plan to pursue potential partnerships for pipeline programs; however, there can be no assurances that we can consummate such transactions;

●	We have up to $10.0 million remaining available from the loan and security agreement with Pontifax Medison Finance as of May 17, 2021, which includes an immediately available $5.0 million line of credit and a $5.0 million late withdrawal loan that is contingent upon the initial filing of the NDA for CTCL;

●	We have up to $2.0 million remaining from the FBR Sales Agreement as of May 17, 2021 under the prospectus supplement updated August 28, 2020; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $11.2 million before any contract or grant reimbursements, of which $10.2 million relates to the Specialized BioTherapeutics business and $1.0 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $1.3 million to offset research and development expenses in both the Specialized BioTherapeutics and the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2021	2020
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$188,062	$247,802
SGX942 (Dusquetide)	380,385	1,302,280
HyBryte™ (SGX301 or synthetic hypericin)	699,976	1,057,737
Other	98,977	92,352
Total	$1,367,400	$2,700,171

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$49,617	$786,288
SGX942 (Dusquetide)	17,816	43,218
CiVax™ (Filovirus vaccines	54,927
Total	$122,360	$829,506
Grand Total	$1,489,760	$3,529,677

Contractual Obligations

We have licensing fee commitments of approximately $475,000 as of March 31, 2021 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that expires in to October 2022. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The rent for the remainder of the term will be approximately $11,108 per month, or $21.50 per square foot. Our office space is sufficient to satisfy our current needs.

In September 2014, we entered into an asset purchase agreement with Hy Biopharma pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we initially paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based upon our stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S.

During March 2020, we filed a prospectus supplement covering the offer and sale of up to 1,956,182 shares of our common stock which were issued to Hy Biopharma. We were required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of HyBryte™ being successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the asset purchase agreement.

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved to Hy Biopharma. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock.

On December 16, 2020, we entered into a $20.0 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we have access to up to $20.0 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed. Upon the closing of this transaction, we borrowed the first tranche of $10.0 million, and have the option to draw the second tranche of $5.0 million at any time by December 15, 2021 and the third tranche of $5.0 million upon filing of the HyBryte™ NDA, subject to certain conditions. Interest expense incurred and paid in the first three months of 2021 totaled $208,849.

Pontifax may elect to convert the outstanding loan drawn under the first two tranches into shares of our common stock at any time prior to repayment at a conversion price of $4.10 per share. We also have the ability to force the conversion of the loan into shares of our common stock, subject to certain conditions.

In January 2020, our Board of Directors authorized an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock from 5,000 to 500,000, issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party. Dr. Schaber’s employment agreement was amended to include our obligation to issue the increased number of shares if such event occurs.

As a result of the above agreements, we have future contractual obligations as follows:

Year	Licensing Fee	Property and Other Leases	Principal and Interest	Total
April 1 through December 31, 2021	$75,000	$104,247	$675,822	$855,069
2022	100,000	111,083	897,000	1,108,083
2023	100,000	-	4,769,138	4,869,138
2024	100,000	-	4,430,338	4,530,338
2025	100,000	-	2,110,566	2,210,566
Total	$475,000	$215,330	$12,882,864	$13,573,195

CARES Act Loan

In April 2020, we were advised that one of our principal banks, JPMorgan Chase Bank, N.A., had approved a $417,830 loan (the “Loan”) under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act that was signed into law in March 2020.

As a U.S. small business, we qualified for the PPP, which allows businesses and nonprofits with fewer than 500 employees to obtain loans of up to $10.0 million to incentivize companies to maintain their workers as they manage the business disruptions caused by the COVID-19 pandemic. The PPP provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loan proceeds may be used for eligible purposes, including payroll, benefits, rent and utilities.

The Loan, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The short –term portion of the Loan is $394,617 and the long-term portion of the Loan is $23,213 with accrued interest expense of $3,754 as of March 31, 2021 and interest expense of $1,024 for the three month period ended March 31, 2021. The Loan bears interest at a fixed rate of 0.98% per annum, with interest and principal deferred during the loan forgiveness period and subsequent 10 months. Some or all of the Loan may be forgiven if at least 60% of the Loan proceeds are used by us to cover payroll costs, including benefits and if we maintain our employment and compensation within certain parameters during the eight-week or twenty-four-week period (the “loan forgiveness period”) following the Loan origination date and comply with other relevant conditions. We believe that we used the proceeds for purposes consistent with the PPP and expect to meet the conditions when we apply for forgiveness of the Loan, although forgiveness is not guaranteed. We intend to file for forgiveness in the second quarter of 2021.

Contingencies

We follow subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. A liability is only recorded if we determine that it is both probable and reasonably estimable.

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on the Company’s business, operating results, financial condition or cash flows as of and for the quarter ended March 31, 2021. In particular, the third party manufacturers of HyBryte™ have experienced certain delays due to disruptions in their normal human operations, supply chain and other related logistical matters. In part due to these delays, the Company has decided not to pursue a rolling NDA submission for HyBryte™ at this time, in order to provide additional supportive data for inclusion in the NDA filing.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the coronavirus.

Emergent BioSolutions Legal Proceedings

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. (“Emergent”) and certain of its subsidiaries with the American Arbitration Association in Mercer County, New Jersey. We allege in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. (see Part II, Item 1 – Legal Proceedings).

We are seeking to recover damages in excess of $19.0 million from Emergent. While we intend to vigorously pursue this arbitration, we cannot offer any assurances that we will recover any damages from Emergent.

We have received invoices from Emergent related to the above matter. No accrual has been made for these invoices as we deem them invalid, and not probable of being required to pay them based on the numerous breaches sited in the pending arbitration. These invoices total approximately $331,000.

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

PART II - OTHER INFORMATION.

ITEM 1 – LEGAL PROCEEDINGS

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management evaluates the Company’s exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable.

In July 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. (“EBS”); Emergent Product Development Gaithersburg, Inc. (“EPDG”); and Emergent Manufacturing Operations Baltimore LLC (“EMOB” and together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey in which the Company has alleged that (a) EPDG breached the EPDG Subcontract (defined in the following paragraph), the EPDG Quality Agreement (defined in the following paragraph), an express warranty, a warranty of merchantability, and a warranty of fitness for a particular purpose, (b) EMOB breached the EMOB Quality Agreement (defined in the following paragraph); (c) EPDG was unjustly enriched; (d) EPDG and EMOB were negligent in the performance of their work; and (e) EBS fraudulently induced the Company into entering into the contracts with EPDG and EMOB. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses.

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

After nearly three years of EPDG failing to meet the scope of work set forth in the EPDG Subcontract, Emergent recommended that both development and manufacturing work under the EPDG Subcontract be transferred to EMOB. In July 2018, the Company entered into a quality agreement (the “EMOB Quality Agreement”) with EMOB, which agreement allocated various defined responsibilities between the Company and EMOB with respect to the manufacture, supply, and testing of the RiVax® BDS. Under the EMOB Quality Agreement, EMOB assumed sole responsibility for, inter alia, (i) employee training; (ii) providing adequate and qualified personnel; (iii) notifying the Company of out-of-specification results within two (2) business days of identification of the out of-specification results; (iv) performing testing using agreed-to testing procedures, test methods, specifications, and required compendia requirements; (v) ensuring that EMOB-generated data was accurate, controlled and safe from manipulation or loss; (vi) ensuring that the procedures, the state of automation and/or management controls were in place to assure data integrity; (vii) apprising the Company of any significant changes to analytical methodology for intermediaries, in-process or final product; and (viii) assuring that samples were stored in appropriate, continuously monitored conditions.

In January 2020, EMOB informed the Company (a) of the existence of a questionable test result that could result in a determination that the RiVax® BDS manufactured, tested and released by EMOB was out-of-specification and should never have been released by Emergent (b) that the validity of “initial release” test results for such BDS was faulty because Emergent used an improper test method. The Company immediately suspended the Phase 1c trial to evaluate RiVax® in healthy adults, ending both further enrollment and further dosing. Emergent conducted an internal review of this deviation and found multiple internal failures including an “Inadequate analytical method transfer process,” an “Inability to comply with standard operating procedures around method transfer and data review,” and an “Inability to comply with test method procedures,” The Company quickly initiated a “for-cause” audit of the Emergent facility and confirmed the failures Emergent identified and admitted to in its own internal investigation.

The Company is seeking to recover damages in excess of $19.0 million from Emergent. While the Company intends to vigorously pursue this arbitration, the Company cannot offer any assurances that it will recover any damages from Emergent.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

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

SOLIGENIX, INC.

May 17, 2021	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 17, 2021	By	/s/ Jonathan Guarino
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

