Form 10-Q
period 2021-06-30
SOLIGENIX, INC.
filed 2021-08-13
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

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

As of August 11, 2021, 40,103,760 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$28,979,969	$18,676,663
Contracts and grants receivable	117,680	203,774
Research and development incentives receivable	106,598	361,096
Prepaid expenses and other current assets	148,594	225,473
Total current assets	29,352,841	19,467,006
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $161,037 and $154,769	17,242	23,510
Deferred issuance cost	5,796	53,523
Right-of-use lease assets	167,608	228,027
Research and development incentives receivable	28,525	73,142
Other assets	15,500	23,250
Total assets	$29,610,289	$19,891,235

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,482,359	$2,129,844
Accrued expenses	2,461,630	2,638,308
Accrued compensation	67,053	875,096
Paycheck Protection Program loan	—	324,979
Lease liabilities - current	113,664	112,294
Total current liabilities	4,124,706	6,080,521
Non-current liabilities:
Convertible debt, net of debt discount of $164,787 and $140,261	9,835,213	9,859,739
Paycheck Protection Program loan, net of current	—	92,851
Lease liabilities, net of current	54,180	116,296
Total liabilities	14,014,099	16,149,407
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 40,078,760 shares and 30,643,656 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	40,079	30,644
Additional paid-in capital	213,061,849	196,949,655
Accumulated other comprehensive loss	(32,058)	(24,337)
Accumulated deficit	(197,473,680)	(193,214,134)
Total shareholders’ equity	15,596,190	3,741,828
Total liabilities and shareholders’ equity	$29,610,289	$19,891,235

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Contract revenue	$—	$292,461	$33,351	$1,137,647
Grant revenue	214,824	212,827	329,066	292,195
Total revenues	214,824	505,288	362,417	1,429,842
Cost of revenues	(204,317)	(363,339)	(326,677)	(1,192,844)
Gross profit	10,507	141,949	35,740	236,998
Operating expenses:
Research and development	2,104,872	2,170,045	3,472,272	4,870,216
General and administrative	915,280	785,776	1,806,720	1,654,443
Research and development expense – milestone	—	—	—	5,000,000
Total operating expenses	3,020,152	2,955,821	5,278,992	11,524,659
Loss from operations	(3,009,645)	(2,813,872)	(5,243,252)	(11,287,661)
Other income (expense):
Gain on forgiveness of PPP loan	421,584	—	421,584	—
Foreign currency transaction gain/(loss)	17,330	(3,583)	44,583	(26,818)
Interest (expense)/income	(214,750)	2,017	(428,255)	23,964
Research and development incentives	23,671	38,675	81,052	95,525
Net loss before income taxes	(2,761,810)	(2,776,763)	(5,124,288)	(11,194,990)
Income tax benefit	864,742	—	864,742	836,893
Net loss applicable to common stockholders	$(1,897,068)	$(2,776,763)	$(4,259,546)	$(10,358,097)
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.11)	$(0.41)
Basic and diluted weighted average common shares outstanding	40,074,275	26,901,781	38,455,210	25,153,350

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(1,897,068)	$(2,776,763)	$(4,259,546)	$(10,358,097)
Other comprehensive loss:
Foreign currency translation adjustments	3,617	(8,184)	(7,721)	8,059
Comprehensive loss	$(1,893,451)	$(2,784,947)	$(4,267,267)	$(10,350,038)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, December 31, 2020	30,643,656	$30,644	$196,949,655	$(24,337)	$(193,214,134)	$3,741,828
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	9,435,091	9,435	16,480,894	—	—	16,490,329
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(544,177)	—	—	(544,177)
Exercise of warrants	13	—	51	—	—	51
Share-based compensation expense	—	—	175,426	—	—	175,426
Foreign currency translation adjustment	—	—	—	(7,721)	—	(7,721)
Net loss	—	—	—	—	(4,259,546)	(4,259,546)
Balance, June 30, 2021	40,078,760	$40,079	$213,061,849	$(32,058)	$(197,473,680)	$15,596,190

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	4,545,116	4,545	9,455,404	—	—	9,459,949
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(425,524)	—	—	(425,524)
Issuance of common stock for milestone	1,956,182	1,956	4,998,044	—	—	5,000,000
Issuance of common stock to vendors	30,000	30	58,970	—	—	59,000
Exercise of stock options	2,189	2	—	—	—	2
Exercise of warrants	304,821	305	685,079	—	—	685,384
Share-based compensation expense	—	—	144,694	—	—	144,694
Foreign currency translation adjustment	—	—	—	8,059	—	8,059
Net loss	—	—	—	—	(10,358,097)	(10,358,097)
Balance, June 30, 2020	28,591,432	$28,591	$191,922,671	$(36,951)	$(185,883,709)	$6,030,602

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, March 31, 2021	40,020,461	$40,020	$212,890,844	$(35,675)	$(195,576,612)	$17,318,577
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	58,299	59	94,664	—	—	94,723
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(4,280)	—	—	(4,280)
Share-based compensation expense	—	—	80,621	—	—	80,621
Foreign currency translation adjustment	—	—	—	3,617	—	3,617
Net loss	—	—	—	—	(1,897,068)	(1,897,068)
Balance, June 30, 2021	40,078,760	$40,079	$213,061,849	$(32,058)	$(197,473,680)	$15,596,190

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, March 31, 2020	25,778,431	$25,778	$186,624,561	$(28,767)	$(183,106,946)	$3,514,626
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	2,813,001	2,813	5,467,910	—	—	5,470,723
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(250,803)	—	—	(250,803)
Share-based compensation expense	—	—	81,003	—	—	81,003
Foreign currency translation adjustment	—	—	—	(8,184)	—	(8,184)
Net loss	—	—	—	—	(2,776,763)	(2,776,763)
Balance, June 30, 2020	28,591,432	$28,591	$191,922,671	$(36,951)	$(185,883,709)	$6,030,602

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
Operating activities:
Net loss	$(4,259,546)	$(10,358,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	17,739	35,448
Non-cash lease expense	56,698	66,298
Share-based compensation	175,426	144,694
Issuance of common stock for milestone	—	5,000,000
Issuance of common stock for services	—	59,000
Amortization of deferred issuance costs associated with convertible debt	20,986	—
Gain on forgiveness of PPP loan	(421,584)	—
Change in operating assets and liabilities:
Contracts and grants receivable	86,094	684,048
Prepaid expenses and other current assets	76,879	434,877
Research and development incentives receivable	306,651	19,754
Operating lease liability	(56,698)	(67,004)
Accounts payable and accrued expenses	(838,749)	(136,035)
Accrued compensation	(808,043)	(221,513)
Total adjustments	(1,384,601)	6,019,567
Net cash used in operating activities	(5,644,147)	(4,338,530)

Investing activities:
Purchases of office furniture and equipment	—	(7,147)
Net cash used in investing activities	—	(7,147)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	16,490,329	9,459,949
Costs associated with B. Riley At Market Issuance Sales Agreement	(496,450)	(425,915)
Proceeds from the exercise of warrants	51	685,384
Costs associated with issuance of convertible debt	(45,512)	—
Principal repayment – financing lease	(4,048)	(3,664)
Proceeds from paycheck protection program	—	417,830
Net cash provided by financing activities	15,944,370	10,133,584
Effect of exchange rate on cash and cash equivalents	3,083	(40,310)
Net increase in cash and cash equivalents	10,303,306	5,747,597
Cash and cash equivalents at beginning of period	18,676,663	5,420,708
Cash and cash equivalents at end of period	$28,979,969	$11,168,305
Supplemental information:
Cash paid for state income taxes	$7,382	$—
Cash paid for interest	$444,814	$—
Cash paid for lease liabilities:
Operating lease	$66,650	$71,298
Financing lease	$4,272	$4,272
Non-cash activities:
Deferred issuance cost in accounts payable	$—	$85,657
Deferred issuance cost reclassified to additional-paid-in capital	$47,727	$85,266
Issuance of stock options, cash exercise price received in December 2019	$—	$1,882

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

Results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2021, the Company had an accumulated deficit of $197,473,680. During the six months ended June 30, 2021, the Company incurred a net loss of $4,259,546 and used $5,644,147 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, cash available from the loan from Pontifax Medison Finance, proceeds received from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc., and management of the Company’s cash burn, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of June 30, 2021, the Company had cash and cash equivalents of $28,979,969 as compared to $18,676,663 as of December 31, 2020, representing an increase of $10,303,306 or 55%. As of June 30, 2021, the Company had working capital of $25,228,135 as compared to working capital of $13,386,485 as of December 31, 2020, representing an increase of $11,841,650 or 88%. The increase in cash and working capital was primarily related to proceeds received from the utilization of the B. Riley Sales Agreement, partially offset by cash used in operating activities.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 clinical trial of HyBryte™ as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942, including data from long-term (12 month) follow-up, to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the U.S. and/or European regulatory health authorities.
●	Continue development of RiVax® in combination with the Company’s ThermoVax® technology to develop a new heat stable vaccine in biodefense with NIAID funding support.
●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.8 million in active government contract and grant funding still available as of June 30, 2021 to support its associated research programs through 2022, provided the federal agencies do not elect to terminate the contracts or grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions;
●	The Company has up to $10.0 million remaining available from the loan and security agreement with Pontifax Medison Finance as of August 13, 2021, which includes an immediately available $5 million line of credit and a $5 million late withdrawal loan that is contingent upon the initial filing of the NDA for CTCL;
●	The Company has up to $2.0 million remaining from the B. Riley Sales Agreement as of August 13, 2021 under the prospectus supplement updated August 28, 2020; and
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC, a company which owned 5% or more of the Company’s shares of common stock at the time, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs.” During the quarter ended September 30, 2019, the Company began amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for the three months ended June 30, 2021 and 2020 was $3,875 and $3,875, respectively, and accumulated amortization was $31,000 and $15,502, respectively, as of June 30, 2021 and 2020. Website amortization expense for the six months ended June 30, 2021 and 2020 was $7,750 and $7,752, respectively.  Website development costs are included in other assets in the accompanying consolidated balance sheets.

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

The Company did not record any impairment of long-lived assets for the three or six months ended June 30, 2021 or 2020.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheets for convertible debt and the loan under the Paycheck Protection Program approximate their fair value based on their maturity dates.

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

The fair value of options issued during the six months ended June 30, 2021 and 2020 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 87% for 2021 and 77% - 79% for 2020; and
●	risk free interest rates of 0.27% - 0.60% for 2021 and 1.38% - 1.66% for 2020.

The fair value of each option grant made during the six months ended June 30, 2021 and 2020 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net income. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended June 30, 2021 and 2020, the Company recognized a foreign currency transaction gain of $17,330 and a foreign currency transaction loss of $3,583, respectively, in the accompanying consolidated statements of operations.  During the six months ended June 30, 2021 and 2020, the Company recognized a foreign currency transaction gain of $44,583 and a foreign currency transaction loss of $26,818, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $864,742 and $836,893 from the sale of New Jersey NOL carryforwards during the six months ended June 30, 2021 and 2020, respectively. The Company recognized accrued interest and penalties associated with uncertain tax positions, if any as part of the income tax provision. There were no tax related interest and penalties recorded for the six months ended June 30, 2021 or 2020. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2021 or December 31, 2020.

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

The following table shows the change in the UK research and development incentives receivable from December 31, 2020 to June 30, 2021:

	Current	Long-Term	Total
Balance at December 31, 2020	$361,096	$73,142	$434,238
UK research and development incentives, transfer	73,142	(73,142)	—
UK research and development incentives	—	29,159	29,159
Additional 2019 incentive earned	51,893	—	51,893
UK research and development incentives cash receipt	(383,933)	—	(383,933)
Foreign currency translation	4,400	(634)	3,766
Balance at June 30, 2021	$106,598	$28,525	$135,123

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of June 30,
	2021	2020
Common stock purchase warrants	5,731,464	5,886,817
Stock options	1,939,386	1,499,580
Total	7,670,850	7,386,397

The weighted average exercise price of the Company’s warrants and stock options outstanding at June 30, 2021 were $2.96 and $2.75 per share, respectively, and at June 30, 2020 were $2.92 and $3.20 per share, respectively.

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copy machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use lease assets and lease liabilities accordingly. As of June 30, 2021 and December 31, 2020, the Company’s consolidated balance sheets included a right-of-use lease asset of $165,747 and $222,445 for the office space and $1,861 and $5,582 for the copy machine, respectively. Lease liabilities in the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 included corresponding lease liabilities of $165,743 and $222,441 for the office space and $2,101 and $6,149 for the copy machine, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements:

	Operating	Financing
	Lease	Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1,2021	$222,445	$5,582
Reduction/amortization	(56,698)	(3,721)
Right of use lease asset, June 30, 2021	$165,747	$1,861

Lease liability:

Lease liability, January 1, 2021	$222,441	$6,149
Repayments	(56,698)	(4,048)
Lease liability, June 30, 2021	$165,743	$2,101

Lease expense for the six months ended June 30, 2021:
Lease expense	$66,650	$—
Amortization expense	—	3,721
Interest expense	—	224
Total	$66,650	$3,945

Contractual cash payments for the remaining lease term as of June 30, 2021:
2021	$66,650	$2,136
2022	111,083	—
Total	$177,733	$2,136
Remaining lease term (months) as of June 30, 2021	16	3

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2021	2020
Clinical trial expenses	$2,442,105	$2,510,111
Other	19,525	128,197
Total	$2,461,630	$2,638,308

Note 5. Debt

In December 2020, the Company entered into a $20.0 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company will have access to up to $20.0 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with an interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Upon the closing of this transaction, the Company accessed the first tranche of $10.0 million, and has the option to draw the second tranche of $5.0 million at any time by December 15, 2021 and the third tranche of $5.0 million upon filing of the HyBryte™ NDA, subject to certain conditions. Interest expense incurred and paid for the three and six month ended June 30, 2021 was $223,636 and $444,814, respectively. The Company amortized $10,831 and $20,986 of issuance costs during the three and six month period ended June 30, 2021, respectively. Net deferred issuance costs of $164,787 has been recorded as a reduction of the carrying value of the $10.0 million convertible debt borrowed as of June 30, 2021.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $4.10 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Principal and interest payments due, assuming no conversion or additional borrowings over the next five years is as follows:

Year	Principal	Interest	Total
July 2021 to December 2021	$—	$452,186	$452,186
2022	—	897,000	897,000
2023	4,000,000	769,138	4,769,138
2024	4,000,000	430,338	4,430,338
2025	2,000,000	110,566	2,110,566
Total	$10,000,000	$2,659,228	$12,659,228

CARES Act Loan

In April 2020, the Company was advised that its principal bank, JPMorgan Chase Bank, N.A., had approved a $417,830 loan (the “Loan”) under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act that was signed into law in March 2020.

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

The Loan had a term of two years, was unsecured, and was guaranteed by the Small Business Administration (“SBA”). The Loan bore interest at a fixed rate of 0.98% per annum, with interest and principal deferred during the eight-week or twenty-four-week period following the Loan origination date (“the loan forgiveness period”) and subsequent 10 months. Some or all of the Loan was eligible for forgiveness if at least 60% of the Loan proceeds were used by the Company to cover payroll costs, including benefits and if the Company maintained its employment and compensation within certain parameters during the loan forgiveness period and complied with other relevant conditions. The Company used the proceeds for purposes consistent with the PPP and met the conditions for forgiveness of the Loan.

On June 29, 2021, the SBA and JPMorgan notified the Company that the entire balance of this note has been forgiven. The Company recorded the forgiveness of the principal and accrued interest of $421,584 as a gain on forgiveness in other income on the consolidated statement of operations.

Note 6. Income Taxes

The Company had gross NOLs at December 31, 2020 of approximately $114 million for federal tax purposes, approximately $20 million for state tax purposes and approximately $1.2 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8.2 million of various tax credits which expire from 2021 to 2037. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2021 and 2020, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $864,742 and $836,893 of income tax benefit, net of transaction costs, during the six months ended June 30, 2021 and 2020, respectively. The Company has not yet sold its 2020 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the six months ended June 30, 2021:

●	During the six months ended June 30, 2021, the Company issued 13 shares of common stock as a result of a warrant exercise. The weighted average exercise price per warrant was $3.95.
●	During the six months ended June 30, 2021, the Company issued 9,435,091 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $1.75 per share.

The issuances of the Company’s common stock (a) as a result of the warrant exercise described above was registered on a Registration Statement on Form S-1, and (b) pursuant to the B. Riley Sales Agreement described above were registered on a Registration Statement on Form S-3.

B. Riley At Market Issuance Sales Agreement

In August 2017, the Company entered into the B. Riley Sales Agreement to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program under which B. Riley acts as sales agent. Under the B. Riley Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The B. Riley Sales Agreement provides that B. Riley is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the B. Riley Sale Agreement. The Company has no obligation to sell any shares under the B. Riley Sales Agreement, and may suspend solicitation and offers under the B. Riley Sales Agreement at any time.

The Company’s shelf registration statement on Form S-3 (File No. 333- 217738) filed on May 5, 2017 (the “May 2017 Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) expired on August 10, 2020, but was available to be utilized for a period up to six months or until a new shelf registration statement was declared effective, whichever occurred first. All sales under the B. Riley Sales Agreement from August 11, 2017 through August 10, 2020 were made pursuant to the May 2017 Registration Statement.

All sales of common stock made pursuant to the B. Riley Sales Agreement since the expiration of the May 2017 Registration Statement have been, and future sales will be, made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333- 239928) filed on July 17, 2020 (the “July 2020 Registration Statement”) with the SEC, and any amendments thereto, the base prospectus filed as part of such registration statement, and any prospectus supplements. The July 2020 Registration Statement was declared effective on August 28, 2020.

On August 28, 2020, the Company filed a prospectus supplement to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $20.0 million under the July 2020 Registration Statement. As of August 13, 2021, there was $2.0 million available for future sale of common stock under the B. Riley Sales Agreement.

Note 8. Concentrations

At June 30, 2021 and 2020, the Company had deposits in major financial institutions that exceeded the amount under protection by the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the FDIC and at times maintains cash balances in excess of the FDIC coverage.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $450,000 as of June 30, 2021 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In September 2014, the Company entered into an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. In March 2020, the Company issued 1,956,182 shares of common stock to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the purchase agreement.

Provided the sole remaining future success-oriented milestone is attained, the Company will be required to make an additional payment of $5.0 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares do not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2021, no other milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
July 1 through December 31, 2021	$50,000	$68,786	$118,786
2022	100,000	111,083	211,083
2023	100,000	—	100,000
2024	100,000	—	100,000
2025	100,000	—	100,000
Total	$450,000	$179,869	$629,869

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

The continued global spread of COVID-19 has affected the Company’s operations but did not have a material impact on its business, operating results, financial condition or cash flows as of and for the three and six months ended June 30, 2021. In particular, the third party manufacturers of HyBryte™ have experienced certain delays due to disruptions in their normal human operations, supply chain and other related logistical matters. In part due to these delays, the Company has decided not to pursue a rolling NDA submission for HyBryte™ at this time, in order to provide additional supportive data for inclusion in the NDA filing.

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

Emergent BioSolutions Legal Proceedings

In July 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. (“Emergent”) and certain of its subsidiaries with the American Arbitration Association in Mercer County, New Jersey. The Company alleges in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses (see Part II, Item 1 – Legal Proceeding).

The Company is seeking to recover damages in excess of $19 million from Emergent. While the Company intends to vigorously pursue this arbitration, the Company cannot offer any assurances that it will recover any damages from Emergent.

The Company has received invoices from Emergent related to the above matter. No accrual has been made for these invoices as management deems them invalid and not probable of being required to pay them based on the numerous breaches cited in the pending arbitration. These invoices total approximately $331,000.

Note 10. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	June 30,
	2021	2020
Revenues
Public Health Solutions	$214,824	$468,009
Specialized BioTherapeutics	—	37,279
Total	$214,824	$505,288

Loss from Operations
Public Health Solutions	$(231,954)	$(50,737)
Specialized BioTherapeutics	(1,720,566)	(1,808,652)
Corporate	(1,057,125)	(954,483)
Total	$(3,009,645)	$(2,813,872)

Amortization and Depreciation Expense
Public Health Solutions	$311	$7,318
Specialized BioTherapeutics	1,862	3,167
Corporate	6,667	7,317
Total	$8,840	$17,802

Other Income, Net
Specialized BioTherapeutics	$41,001	35,091
Corporate	206,834	2,018
Total	$247,835	$37,109

Share-Based Compensation
Public Health Solutions	$7,189	$8,377
Specialized BioTherapeutics	28,731	18,962
Corporate	44,701	53,664
Total	$80,621	$81,003

	Six Months Ended
	June 30,
	2021	2020
Revenues
Public Health Solutions	$362,417	$1,376,818
Specialized BioTherapeutics	—	53,024
Total	$362,417	$1,429,842

Loss from Operations
Public Health Solutions	$(362,735)	$(209,239)
Specialized BioTherapeutics	(2,832,974)	(9,166,503)
Corporate	(2,047,543)	(1,911,919)
Total	$(5,243,252)	$(11,287,661)

Amortization and Depreciation Expense
Public Health Solutions	$627	$14,621
Specialized BioTherapeutics	3,761	6,237
Corporate	13,351	14,590
Total	$17,739	$35,448

Other Income/(Loss), Net
Specialized BioTherapeutics	$125,635	$68,706
Corporate	(6,671)	23,965
Total	$118,964	$92,671

Share-Based Compensation
Public Health Solutions	$13,484	$17,842
Specialized BioTherapeutics	58,310	44,251
Corporate	103,632	82,601
Total	$175,426	$144,694

	As of	As of
	June 30,	December 31,
	2021	2020
Identifiable Assets
Public Health Solutions	$123,427	$176,447
Specialized BioTherapeutics	34,272	147,784
Corporate	29,452,590	19,567,004
Total	$29,610,289	$19,891,235

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;
●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;

●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. COVID-19); and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 clinical trial of HyBryte™ as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.

●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942, including data from long-term (12 month) follow-up, to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the U.S. and/or European regulatory health authorities.
●	Continue development of RiVax® (ricin toxin vaccine) and CiVax™ (COVID-19 vaccine) in combination with our ThermoVax® technology to develop new heat stable vaccines in biodefense with NIAID funding support.
●	Continue development of our therapeutic SGX943 and our vaccine programs targeting filoviruses (such as Marburg and Ebola) with DTRA and NIAID funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

HyBryte™ has received Orphan Drug designation as well as Fast Track designation from the U.S. Food and Drug Administration (“FDA”). The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for HyBryte™ upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of an NDA for HyBryte™, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit a NDA for HyBryte™ on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. HyBryte™ for the treatment of CTCL also was granted Orphan Drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the Medicines and Healthcare Products Regulatory Agency (“MHRA”), as well as Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in the United Kingdom (“UK”).

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

In May 2021, HyBryte™ was awarded an "Innovation Passport" for the treatment of early stage CTCL in adults under the UK’s ILAP. The decision to award the Innovation Passport to the HyBryte™ program was made by the Innovative Licensing and Access Pathway Steering Group, which is comprised of representatives from MHRA, the National Institute for Health and Care Excellence (“NICE”), and the Scottish Medicines Consortium (“SMC”). ILAP was launched at the start of 2021 to accelerate the development and access to promising medicines, thereby facilitating patient access to new medicines. The pathway, part of the UK’s plan to attract life sciences development in the post-Brexit era, features enhanced input and interactions with the MHRA, NICE, and SMC. The innovation passport designation is the first step in the ILAP process and triggers the MHRA and its partner agencies to create a target development profile to chart out a roadmap for regulatory and development milestones with the goal of early patient access in the UK. Other benefits of ILAP include a 150-day accelerated assessment, rolling review and a continuous benefit risk assessment.

In May 2021, following discussions with the FDA regarding the HyBryte™ NDA submission and given delays in manufacturing, in part caused by the global COVID-19 pandemic, we decided not to pursue a rolling NDA submission at this time, in order to provide additional supportive data for inclusion in the NDA filing. We now plan to submit the NDA in the first half of 2022.

In May 2021, the Japan Patent Office allowed the patent application title “Systems and Methods for Producing Synthetic Hypericin”. The allowed claims are directed to unique, proprietary methods to produce a novel, highly purified form of synthetic hypericin, and are similar to those previously allowed in the U.S. This new patent is the first allowed in Japan covering the proprietary methods developed by us and further expands the comprehensive HyBryte™ patent estate, which includes protection of the composition of the purified synthetic hypericin, methods of synthesis and therapeutic methods of use in both CTCL and psoriasis, and is being pursued worldwide.

In June 2021, we received a Paediatric Investigation Plan (“PIP”) waiver from the EMA for HyBryte™. As part of the regulatory process for the registration of new medicines with the EMA, pharmaceutical companies are required to provide a PIP outlining their strategies for investigation of the new medicinal products in the pediatric population. In some instances, a waiver negating the need for a PIP for certain conditions may be granted by the EMA when development of a medicine for use in children is not feasible or appropriate, as is the case for HyBryte™ in CTCL which is extremely rare in children.

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

In April 2019, the Paediatric Committee of the EMA approved our PIP for SGX942, a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The EMA also agreed that we may defer conducting the PIP until successful completion of our ongoing pivotal Phase 3 clinical trial of SGX942, which allows us to file the adult indication MAA prior to completion of the PIP.

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

In June 2020, the pivotal Phase 3 DOM–INNATE study (Study IDR-OM-02) completed enrollment of 268 subjects. In December 2020, the results of our Phase 3 clinical trial for SGX942 showed that the primary endpoint of median duration of SOM did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group. Despite this clinically meaningful improvement, the variability in the distribution of the data yielded a p-value that was not statistically significant. Other secondary endpoints supported the biological activity of dusquetide, including a statistically significant 50% reduction in the median duration of SOM in the per-protocol population, which decreased from 18 days in the placebo group to 9 days in the SGX942 treatment group (p=0.049), consistent with the findings in the Phase 2 trial (Study IDR-OM-01). Similarly, incidence of SOM also followed this biological trend as seen in the Phase 2 study, decreasing by 16% in the SGX942 treatment group relative to the placebo group in the per-protocol population. The per-protocol population was defined as the population receiving a minimum of 55 Gy radiation and at least 10 doses of study drug (placebo or SGX942) throughout the intended treatment period, with no major protocol deviations (e.g. breaks in study drug administration longer than 8 days between successive doses). We are analyzing the data to better determine why the study did not meet expectations. If there is any clarity gained from further analysis of the dataset, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, we will communicate our findings and explore follow-up discussions with U.S. and/or European regulatory health authorities.

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

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® pursuant to which we have been awarded an additional $21.2 million of funding in the aggregate. The development agreements with Emergent BioSolutions, Inc. and IDT were specifically funded under this NIH contract.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of June 30, 2021, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2021 Compared to June 30, 2020

For the three months ended June 30, 2021, we had a net loss of $1,897,068 as compared to a net loss of $2,776,763 for the same period in the prior year, representing a decrease in the net loss of $879,695 or 46%. This decrease in net loss was primarily due to the gain on the forgiveness of the PPP loan and the sale of New Jersey NOL carryforwards offset by reduced contract revenues and the interest expense on convertible debt.  For the six months ended June 30, 2021, we had a net loss of $4,259,546 as compared to a net loss of $10,358,097 for the same period in the prior year, representing a decrease in the net loss of $6,098,551 or 59%. This decrease in net loss was primarily the result of the issuance of $5,000,000 of common stock as a milestone payment to Hy Biopharma, Inc. (“Hy Biopharma”) triggered by the successful Phase 3 clinical trial of SGX301 for the treatment of CTCL in the prior year that was not a part of the current year activity and reduced research and development spending primarily attributable to the conclusion of the CTCL and oral mucositis trials, slightly offset by reduced net grant and contract revenues in our Public Health Solutions business segment.

Our revenues and associated costs incurred relate to the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended June 30, 2021, we had revenues of $214,824 as compared to $505,288 for the same period in the prior year, representing a decrease of $290,464 or 57%. We also incurred costs related to those revenues for the three months ended June 30, 2021 and 2020 of $204,317 and $363,339, respectively, representing a decrease of $159,022 or 44%. Our gross profit for the three months ended June 30, 2021 was $10,507 or 5% of revenues, as compared to a gross profit $141,949 or 28% of revenues for the same period in 2020, representing a decrease of $131,442 or 93%. The decrease in revenues and gross profit were primarily the result of the completion of the RiVax® contract.  For the six months ended June 30, 2021, we had revenues of $362,417 as compared to $1,429,842 for the same period in the prior year, representing a decrease of $1,067,425 or 75%. We also incurred costs related to those revenues for the six months ended June 30, 2021 and 2020 of $326,677 and $1,192,844, respectively, representing a decrease of $866,167 or 73%. Our gross profit for the six months ended June 30, 2021 was $35,740 or 10% of revenues, as compared to a gross profit $236,998 or 17% of revenues for the same period in 2020, representing a decrease of $201,258 or 85%. The decrease in revenues and gross profit were primarily the result of the completion of the RiVax® contract.

Research and development expenses were $2,104,872 for the three months ended June 30, 2021 as compared to $2,170,045 for the same period in 2020, representing a decrease of $65,173 or 3%. Research and development expenses were $3,472,272 for the six months ended June 30, 2021 as compared to $4,870,216 for the same period in 2020, representing a decrease of $1,397,944 or 29%. The decrease in research and development spending for the six months ended June 30, 2021 was primarily attributable to the reduction in expense due to the completion of the CTCL and oral mucositis trials.

General and administrative expenses were $915,280 for the three months ended June 30, 2021, as compared to $785,776 for the same period in 2020, representing an increase of $129,504 or 16%. General and administrative expenses were $1,806,720 for the six months ended June 30, 2021, as compared to $1,654,443 for the same period in 2020, representing an increase of $152,277 or 9%. The increase in general and administrative spending for the three and six month ended June 30, 2021 was primarily attributable to an increase in legal and consulting services and the arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries.

Interest expense, net for the three months ended June 30, 2021 was $214,750 compared to interest income of $2,017 for the same period in 2020, representing an increase of $216,767 or 10747%. Interest expense, net for the six months ended June 30, 2021 was $428,255 as compared to interest income of $23,964 for the same period in 2020, representing an increase of $452,219 or 1887%. The increase in expense for the three and six months ended June 30, 2021 was due to the interest incurred on the convertible debt loan entered into in December 2020.

Financial Condition

Cash and Working Capital

As of June 30, 2021, we had cash and cash equivalents of $28,979,969 as compared to $18,676,663 as of December 31, 2020, representing an increase of $10,303,306 or 55%. As of June 30, 2021, we had working capital of $25,228,135 as compared to working capital of $13,386,485 as of December 31, 2020, representing an increase of $11,841,650 or 88%. The increase in cash and working capital was primarily related to proceeds received from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. in 2021 and management of our cash burn, partially offset by cash used in operations.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, cash available from the loan from Pontifax Medison Finance, and proceeds available from the B. Riley Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.8 million in active government contract funding still available as of June 30, 2021 to support our associated research programs through 2022 provided the federal agencies do not elect to terminate the contracts for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue Net Operating Loss sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies; however, there can be no assurances that we can consummate such transactions;
●	We have up to $10.0 million remaining available from the loan and security agreement with Pontifax Medison Finance as of May 17, 2021, which includes an immediately available $5.0 million line of credit and a $5.0 million late withdrawal loan that is contingent upon the initial filing of the NDA for CTCL;
●	We have up to $2.0 million remaining from the B. Riley Sales Agreement as of August 13, 2021 under the prospectus supplement updated August 28, 2020; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $15.4 million before any contract or grant reimbursements, of which $14.4 million relates to the Specialized BioTherapeutics business and $1.0 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $1.3 million to offset research and development expenses in both the Specialized BioTherapeutics and the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30:

	2021	2020
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$363,475	$427,087
SGX942 (Dusquetide)	144,020	2,281,418
CiVax™	20,000	—
SGX943	851,661	—
HyBryte™ (SGX301 or synthetic hypericin)	1,852,294	1,907,390
Other	240,822	254,321
Total	$3,472,272	$4,870,216

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$102,916	$1,112,019
SGX942 (Dusquetide)	(15,000)	80,825
CiVax™	204,582	—
SGX943	34,179	—
Total	326,677	1,192,844
Grand Total	$3,798,949	$6,063,060

Contractual Obligations

We have licensing fee commitments of approximately $450,000 as of June 30, 2021 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

Provided the sole remaining future success-oriented milestone is attained, we will be required to make an additional payment of $5.0 million, if and when achieved to Hy Biopharma. Such payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of June 30, 2021, no other milestone or royalty payments have been paid or accrued.

On December 16, 2020, we entered into a $20.0 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we have access to up to $20.0 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed. Upon the closing of this transaction, we borrowed the first tranche of $10.0 million, and have the option to draw the second tranche of $5.0 million at any time by December 15, 2021 and the third tranche of $5.0 million upon filing of the HyBryte™ NDA, subject to certain conditions. Interest expense incurred and paid in the three and six months ended June 30, 2020 totaled $223,636 and $444,814, respectively.

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

As a result of the above agreements, we have future contractual obligations as follows:

		Property and	Principal
Year	Licensing Fee	Other Leases	and Interest	Total
July 1 through December 31, 2021	$50,000	$68,786	$452,186	$570,972
2022	100,000	111,083	897,000	1,108,083
2023	100,000	—	4,769,138	4,869,138
2024	100,000	—	4,430,338	4,530,338
2025	100,000	—	2,110,566	2,210,566
Total	$450,000	$179,869	$12,659,228	$13,289,097

CARES Act Loan

In April 2020, we were advised that our principal bank, JPMorgan Chase Bank, N.A., had approved a $417,830 loan (the “Loan”) under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act that was signed into law in March 2020.

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

The Loan had a term of two years, was unsecured, and was guaranteed by the Small Business Administration (“SBA”). The Loan bore interest at a fixed rate of 0.98% per annum, with interest and principal deferred during the eight-week or twenty-four-week period following the Loan origination date (“the loan forgiveness period”) and subsequent 10 months. Some or all of the Loan was eligible for forgiveness if at least 60% of the Loan proceeds were used by us to cover payroll costs, including benefits and if we maintained our employment and compensation within certain parameters during the loan forgiveness period and complied with other relevant conditions. We used the proceeds for purposes consistent with the PPP and met the conditions for forgiveness of the Loan.

On June 29, 2021, the SBA and JPMorgan notified us that the entire balance of this note has been forgiven. We recorded the forgiveness of the principal and accrued interest as a gain on forgiveness in other income on the consolidated statement of operations.

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three and six months ended June 30, 2021. In particular, the third party manufacturers of HyBryte™ have experienced certain delays due to disruptions in their normal human operations, supply chain and other related logistical matters. In part due to these delays, we have decided not to pursue a rolling NDA submission for HyBryte™ at this time, in order to provide additional supportive data for inclusion in the NDA filing.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the coronavirus.

Emergent BioSolutions Legal Proceedings

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. (“Emergent”) and certain of its subsidiaries with the American Arbitration Association in Mercer County, New Jersey. We allege in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses (see Part II, Item 1 – Legal Proceedings).

We are seeking to recover damages in excess of $19.0 million from Emergent. While we intend to vigorously pursue this arbitration, we cannot offer any assurances that we will recover any damages from Emergent.

We have received invoices from Emergent related to the above matter. No accrual has been made for these invoices as we deem them invalid, and not probable of being required to pay them based on the numerous breaches cited in the pending arbitration. These invoices total approximately $331,000.

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

In January 2020, EMOB informed the Company (a) of the existence of a questionable test result that could result in a determination that the RiVax® BDS manufactured, tested and released by EMOB was out-of-specification and should never have been released by Emergent, and (b) that the validity of “initial release” test results for such BDS was faulty because Emergent used an improper test method. The Company immediately suspended the Phase 1c trial to evaluate RiVax® in healthy adults, ending both further enrollment and further dosing. Emergent conducted an internal review of this deviation and found multiple internal failures including an “Inadequate analytical method transfer process,” an “Inability to comply with standard operating procedures around method transfer and data review,” and an “Inability to comply with test method procedures.” The Company quickly initiated a “for-cause” audit of the Emergent facility and confirmed the failures Emergent identified and admitted to in its own internal investigation.

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

ITEM 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

August 13, 2021	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2021	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)