Form 10-Q
period 2021-09-30
SOLIGENIX, INC.
filed 2021-11-12
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 10, 2021, 42,873,438 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$28,867,487	$18,676,663
Contracts and grants receivable	44,184	203,774
Research and development incentives receivable	103,773	361,096
Prepaid expenses and other current assets	429,094	225,473
Total current assets	29,444,538	19,467,006
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $164,176 and $154,769	14,103	23,510
Deferred issuance cost	20,651	53,523
Right-of-use lease assets	136,321	228,027
Research and development incentives receivable	67,782	73,142
Other assets	11,626	23,250
Total assets	$29,717,798	$19,891,235

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,905,779	$2,129,844
Accrued expenses	2,716,745	2,638,308
Accrued compensation	58,729	875,096
Paycheck Protection Program loan	—	324,979
Lease liabilities - current	114,377	112,294
Total current liabilities	4,795,630	6,080,521
Non-current liabilities:
Convertible debt, net of debt discount of $154,317 and $140,261	9,845,683	9,859,739
Paycheck Protection Program loan, net of current	—	92,851
Lease liabilities, net of current	21,942	116,296
Total liabilities	14,663,255	16,149,407
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 42,630,436 shares and 30,643,656 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	42,630	30,644
Additional paid-in capital	216,023,586	196,949,655
Accumulated other comprehensive income (loss)	49,558	(24,337)
Accumulated deficit	(201,061,231)	(193,214,134)
Total shareholders’ equity	15,054,543	3,741,828
Total liabilities and shareholders’ equity	$29,717,798	$19,891,235

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Contract revenue	$—	$507,171	$33,351	$1,644,818
Grant revenue	186,198	101,640	515,264	393,835
Total revenues	186,198	608,811	548,615	2,038,653
Cost of revenues	(166,265)	(386,641)	(492,942)	(1,579,485)
Gross profit	19,933	222,170	55,673	459,168
Operating expenses:
Research and development	2,481,296	1,266,527	5,953,568	6,136,743
General and administrative	914,019	768,420	2,720,739	2,422,863
Research and development expense – milestone	—	—	—	5,000,000
Total operating expenses	3,395,315	2,034,947	8,674,307	13,559,606
Loss from operations	(3,375,382)	(1,812,777)	(8,618,634)	(13,100,438)
Other income (expense):
Gain on forgiveness of PPP loan	—	—	421,584	—
Foreign currency transaction loss	(66,967)	(7,647)	(22,384)	(34,465)
Interest (expense) income	(216,800)	486	(645,055)	24,450
Research and development incentives	40,844	29,778	121,896	125,303
Other income	30,754	—	30,754	—
Net loss before income taxes	(3,587,551)	(1,790,160)	(8,711,839)	(12,985,150)
Income tax benefit	—	—	864,742	836,893
Net loss applicable to common stockholders	$(3,587,551)	$(1,790,160)	$(7,847,097)	$(12,148,257)
Basic and diluted net loss per share	$(0.09)	$(0.06)	$(0.20)	$(0.45)
Basic and diluted weighted average common shares outstanding	40,697,888	29,572,392	39,210,984	26,639,116

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(3,587,551)	$(1,790,160)	$(7,847,097)	$(12,148,257)
Other comprehensive loss:
Foreign currency translation adjustments	81,616	27,708	73,895	35,767
Comprehensive loss	$(3,505,935)	$(1,762,452)	$(7,773,202)	$(12,112,490)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2020	30,643,656	$30,644	$196,949,655	$(24,337)	$(193,214,134)	$3,741,828
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	11,931,513	11,931	19,405,359	—	—	19,417,290
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(639,906)	—	—	(639,906)
Issuance of common stock to vendors	25,000	25	27,475	—	—	27,500
Exercise of common stock options	30,254	30	25,805	—	—	25,835
Exercise of warrants	13	—	51	—	—	51
Share-based compensation expense	—	—	255,147	—	—	255,147
Foreign currency translation adjustment	—	—	—	73,895	—	73,895
Net loss	—	—	—	—	(7,847,097)	(7,847,097)
Balance, September 30, 2021	42,630,436	$42,630	$216,023,586	$49,558	$(201,061,231)	$15,054,543

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	5,797,403	5,797	12,685,471	—	—	12,691,268
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(591,079)	—	—	(591,079)
Issuance of common stock for milestone	1,956,182	1,956	4,998,044	—	—	5,000,000
Issuance of common stock to vendors	30,000	30	58,970	—	—	59,000
Exercise of stock options	5,758	6	4,981	—	—	4,987
Exercise of warrants	304,821	305	685,079	—	—	685,384
Share-based compensation expense	—	—	211,266	—	—	211,266
Foreign currency translation adjustment	—	—	—	35,767	—	35,767
Net loss	—	—	—	—	(12,148,257)	(12,148,257)
Balance, September 30, 2020	29,847,288	$29,847	$195,058,736	$(9,243)	$(187,673,869)	$7,405,471

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, June 30, 2021	40,078,760	$40,079	$213,061,849	$(32,058)	$(197,473,680)	$15,596,190
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	2,496,422	2,496	2,924,465	—	—	2,926,961
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(95,729)	—	—	(95,729)
Issuance of common stock to vendors	25,000	25	27,475	—	—	27,500
Exercise of common stock options	30,254	30	25,805			25,835
Share-based compensation expense	—	—	79,721	—	—	79,721
Foreign currency translation adjustment	—	—	—	81,616	—	81,616
Net loss	—	—	—	—	(3,587,551)	(3,587,551)
Balance, September 30, 2021	42,630,436	$42,630	$216,023,586	$49,558	$(201,061,231)	$15,054,543

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, June 30, 2020	28,591,432	$28,591	$191,922,671	$(36,951)	$(185,883,709)	$6,030,602
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	1,252,287	1,252	3,230,067	—	—	3,231,319
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(165,555)	—	—	(165,555)
Exercise of common stock options	3,569	4	4,981	—	—	4,985
Share-based compensation expense	—	—	66,572	—	—	66,572
Foreign currency translation adjustment	—	—	—	27,708	—	27,708
Net loss	—	—	—	—	(1,790,160)	(1,790,160)
Balance, September 30, 2020	29,847,288	$29,847	$195,058,736	$(9,243)	$(187,673,869)	$7,405,471

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020
Operating activities:
Net loss	$(7,847,097)	$(12,148,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	26,614	52,635
Non-cash lease expense	86,124	100,720
Share-based compensation	255,147	211,266
Issuance of common stock for milestone	—	5,000,000
Issuance of common stock to vendors	27,500	59,000
Amortization of deferred issuance costs associated with convertible debt	31,456	—
Gain on forgiveness of PPP loan	(421,584)	—
Change in operating assets and liabilities:
Contracts and grants receivable	159,590	624,433
Prepaid expenses and other current assets	(203,619)	(70,500)
Research and development incentives receivable	258,509	(5,164)
Operating lease liability	(86,124)	(101,779)
Accounts payable and accrued expenses	(154,415)	(827,680)
Accrued compensation	(816,367)	(224,145)
Net cash used in operating activities	(8,684,266)	(7,329,471)

Investing activities:
Purchases of office furniture and equipment	—	(7,147)
Net cash used in investing activities	—	(7,147)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	19,417,290	12,691,268
Costs associated with B. Riley At Market Issuance Sales Agreement	(584,334)	(551,755)
Proceeds from the exercise of warrants	51	685,384
Proceeds from the exercises of stock options	25,835	4,987
Costs associated with issuance of convertible debt	(45,512)	—
Principal repayment – financing lease	(6,149)	(5,566)
Proceeds from paycheck protection program	—	417,830
Net cash provided by financing activities	18,807,181	13,242,148
Effect of exchange rate on cash and cash equivalents	67,909	16,556
Net increase in cash and cash equivalents	10,190,824	5,922,086
Cash and cash equivalents at beginning of period	18,676,663	5,420,708
Cash and cash equivalents at end of period	$28,867,487	$11,342,794
Supplemental information:
Cash paid for state income taxes	$7,382	$4,021
Cash paid for interest	$444,814	$—
Cash paid for lease liabilities:
Operating lease	$99,975	$106,950
Financing lease	$6,408	$6,408
Non-cash activities:
Right-of use assets and lease liabilities recorded	$—	$240,727
Deferred issuance cost in accounts payable	$22,700	$57,884
Deferred issuance cost reclassified to additional-paid-in capital	$55,572	$124,981

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

The Company’s Specialized BioTherapeutics business segment is developing and moving towards commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin), a novel photodynamic therapy utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study complete, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the United States (“U.S.”). Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, the Company’s first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203).

The Company’s Public Health Solutions business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease, and vaccine programs, including a program targeting filoviruses (such as Marburg and Ebola) and a program developing CiVax™, its vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs is currently supported by the heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency (“DTRA”).

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

Results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2021, the Company had an accumulated deficit of $201,061,231. During the nine months ended September 30, 2021, the Company incurred net loss of $7,847,097 and used $8,684,266 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government grant programs, cash available from the loan from Pontifax Medison Finance, proceeds received from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc., and management of the Company’s cash burn, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of these financial statements.

As of September 30, 2021, the Company had cash and cash equivalents of $28,867,487 as compared to $18,676,663 as of December 31, 2020, representing an increase of $10,190,824 or 55%. As of September 30, 2021, the Company had working capital of $24,648,908 as compared to working capital of $13,386,485 as of December 31, 2020, representing an increase of $11,262,423 or 84%. The increase in cash and working capital was primarily related to proceeds received from the utilization of the B. Riley Sales Agreement, partially offset by cash used in operating activities.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue a New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942, including data from long-term (12 month) follow-up, to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the U.S. and/or European regulatory health authorities.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.6 million in active government grant funding still available as of September 30, 2021 to support its associated research programs through November 2022, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions;
●	The Company has up to $10.0 million remaining available from the loan and security agreement with Pontifax Medison Finance as of November 11, 2021, which includes an immediately available $5 million line of credit and a $5 million late withdrawal loan that is contingent upon the initial filing of the NDA for CTCL;
●	The Company has up to $26.8 million remaining from the B. Riley Sales Agreement as of November 11, 2021 under the prospectus supplement updated August 13, 2021; and
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC, a company which owned 5% or more of the Company’s shares of common stock at the time, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs.” During the quarter ended September 30, 2019, the Company began amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for the three months ended September 30, 2021 and 2020 was $3,874 and $3,875, respectively, and accumulated amortization was $34,874 and $19,376, respectively, as of September 30, 2021 and 2020. Website amortization expense for the nine months ended September 30, 2021 and 2020 was $11,624 and $11,627, respectively. Website development costs are included in other assets in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

Office furniture and equipment, and website development costs with finite lives are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgment.

The Company did not record any impairment of long-lived assets for the three and nine months ended September 30, 2021 and 2020.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The fair value of options issued during the nine months ended September 30, 2021 and 2020 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 85% - 87% for 2021 and 77% - 85% for 2020; and
●	risk free interest rates of 0.27% - 0.67% for 2021 and 0.22% - 1.66% for 2020.

The fair value of each option grant made during the nine months ended September 30, 2021 and 2020 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net income. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended September 30, 2021 and 2020, the Company recognized a foreign currency transaction loss of $66,967 and $7,647, respectively, in the accompanying consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company recognized a foreign currency transaction loss of $22,384 and $34,465, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $864,742 and $836,893 from the sale of New Jersey NOL carryforwards during the nine months ended September 30, 2021 and 2020, respectively. The Company recognized accrued interest and penalties associated with uncertain tax positions, if any, as part of the income tax provision. There were no tax related interest and penalties recorded for the nine months ended September 30, 2021 and 2020. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2021 or December 31, 2020.

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

The following table shows the change in the UK research and development incentives receivable from December 31, 2020 to September 30, 2021:

	Current	Long-Term	Total
Balance at December 31, 2020	$361,096	$73,142	$434,238
UK research and development incentives, transfer	73,142	(73,142)	—
UK research and development incentives	—	70,003	70,003
Additional 2019 incentive earned	51,893	—	51,893
UK research and development incentives cash receipt	(383,933)	—	(383,933)
Foreign currency translation	1,575	(2,221)	(646)
Balance at September 30, 2021	$103,773	$67,782	$171,555

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of September 30,
	2021	2020
Common stock purchase warrants	5,731,464	5,886,817
Stock options	1,996,890	1,550,704
Total	7,728,354	7,437,521

The weighted average exercise price of the Company’s warrants and stock options outstanding at September 30, 2021 were $2.96 and $2.70 per share, respectively, and at September 30, 2020 were $2.92 and $3.11 per share, respectively.

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copy machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use lease assets and lease liabilities accordingly. As of September 30, 2021 and December 31, 2020, the Company’s consolidated balance sheets included a right-of-use lease asset of $136,321 and $222,445 for the office space and $0 and $5,582 for the copy machine, respectively. Lease liabilities in the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 included corresponding lease liabilities of $136,319 and $222,441 for the office space and $0 and $6,149 for the copy machine, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements:

	Operating	Financing
	Lease	Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2021	$222,445	$5,582
Reduction/amortization	(86,124)	(5,582)
Right of use lease asset, September 30, 2021	$136,321	$—

Lease liability:
Lease liability, January 1, 2021	$222,441	$6,149
Repayments	(86,122)	(6,149)
Lease liability, September 30, 2021	$136,319	$—

Lease expense for the nine months ended September 30, 2021:
Lease expense	$99,975	$—
Amortization expense	—	5,582
Interest expense	—	259
Total	$99,975	$5,841

Contractual cash payments for the remaining lease term as of September 30, 2021:
2021	$33,325	$—
2022	111,083	—
Total	$144,408	$—
Remaining lease term (months) as of September 30, 2021	13	—

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2021	2020
Clinical trial expenses	$2,699,793	$2,510,111
Other	16,952	128,197
Total	$2,716,745	$2,638,308

Note 5. Debt

In December 2020, the Company entered into a $20.0 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company will have access to up to $20.0 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with an interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Upon the closing of this transaction, the Company accessed the first tranche of $10.0 million, and has the option to draw the second tranche of $5.0 million at any time by December 15, 2021 and the third tranche of $5.0 million upon filing of the HyBryte™ NDA, subject to certain conditions. Interest expense incurred for the three and nine months ended September 30, 2021 was $226,093 and $670,907, respectively.

Interest expense paid for the three and nine months ended September 30, 2021 was $0 and $444,814, respectively. The Company amortized $10,470 and $31,456 of issuance costs during the three and nine months ended September 30, 2021, respectively. Net deferred issuance costs of $154,317 has been recorded as a reduction of the carrying value of the $10.0 million convertible debt borrowed as of September 30, 2021.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $4.10 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Principal and interest payments due, assuming no conversion or additional borrowings over the next five years is as follows:

Year	Principal	Interest	Total
October 2021 to December 2021	$—	$452,186	$452,186
2022	—	897,000	897,000
2023	4,000,000	769,138	4,769,138
2024	4,000,000	430,338	4,430,338
2025	2,000,000	110,566	2,110,566
Total	$10,000,000	$2,659,228	$12,659,228

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2021 and 2020, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $864,742 and $836,893 of income tax benefit, net of transaction costs, during the nine months ended September 30, 2021 and 2020, respectively. The Company has not yet sold its 2020 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the nine months ended September 30, 2021:

●	During the nine months ended September 30, 2021, the Company issued 13 shares of common stock as a result of a warrant exercise. The weighted average exercise price per share was $3.95.
●	During the nine months ended September 30, 2021, the Company issued 11,931,513 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $1.63 per share.
●	During the nine months ended September 30, 2021, the Company issued 30,254 shares of common stock as a result of option exercises. The weighted average exercise price per share was $0.85.
●	The Company issued a vendor 25,000 shares of common stock with a fair value of $1.10 per share on September 29, 2021.

The Company’s common stock issued to the vendor and options exercised as described above were issued under the 2015 Plan and are registered on a Registration Statement on Form S-8. However, as shares of common stock are not covered by a reoffer prospectus, the certificates evidencing such shares reflect a Securities Act restrictive legend.

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

On August 13, 2021, the Company filed a prospectus supplement relating to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30.0 million under the July 2020 Registration Statement. As of November 11, 2021, there was $26.8 million available for future sale of common stock under the B. Riley Sales Agreement.

Note 8. Concentrations

At September 30, 2021 and 2020, the Company had deposits in major financial institutions that exceeded the amount under protection by the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the FDIC and at times maintains cash balances in excess of the FDIC coverage.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $425,000 as of September 30, 2021 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

Provided the sole remaining future success-oriented milestone is attained, the Company will be required to make an additional payment of $5.0 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares do not exceed 19.9% ownership of the Company’s outstanding stock. As of September 30, 2021, no other milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
October 1 through December 31, 2021	$25,000	$33,325	$58,325
2022	100,000	111,083	211,083
2023	100,000	—	100,000
2024	100,000	—	100,000
2025	100,000	—	100,000
Total	$425,000	$144,408	$569,408

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

The continued global spread of COVID-19 has affected the Company’s operations but did not have a material impact on its business, operating results, financial condition or cash flows as of and for the three and nine months ended September 30, 2021. In particular, due to delays by the third party commercial active pharmaceutical ingredient contract manufacturer of HyBryte™ the Company is unable to provide the pre-requisite amount of accrued stability data required to file its HyBryte™ NDA with the FDA by the first half of

2022. Therefore, the timeline for anticipated NDA filing with the FDA is being adjusted to the second half of 2022 with corresponding potential FDA approval adjusted to the second half of 2023.

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

	Three Months Ended
	September 30,
	2021	2020
Revenues
Public Health Solutions	$186,198	$544,466
Specialized BioTherapeutics	—	64,345
Total	$186,198	$608,811

Loss from Operations
Public Health Solutions	$(303,488)	$(6,369)
Specialized BioTherapeutics	(1,799,898)	(643,793)
Corporate	(1,271,996)	(1,162,615)
Total	$(3,375,382)	$(1,812,777)

Amortization and Depreciation Expense
Public Health Solutions	$314	$6,651
Specialized BioTherapeutics	1,883	3,201
Corporate	6,678	7,335
Total	$8,875	$17,187

Other Income, Net
Specialized BioTherapeutics	$(26,123)	22,131
Corporate	(186,046)	486
Total	$(212,169)	$22,617

Share-Based Compensation
Public Health Solutions	$6,518	$8,377
Specialized BioTherapeutics	28,506	18,962
Corporate	44,697	39,233
Total	$79,721	$66,572

	Nine Months Ended
	September 30,
	2021	2020
Revenues
Public Health Solutions	$548,615	$1,921,284
Specialized BioTherapeutics	—	117,369
Total	$548,615	$2,038,653

Loss from Operations
Public Health Solutions	$(666,223)	$(215,608)
Specialized BioTherapeutics	(4,632,872)	(9,810,296)
Corporate	(3,319,539)	(3,074,534)
Total	$(8,618,634)	$(13,100,438)

Amortization and Depreciation Expense
Public Health Solutions	$941	$21,272
Specialized BioTherapeutics	5,644	9,438
Corporate	20,029	21,925
Total	$26,614	$52,635

Other Income/(Loss), Net
Specialized BioTherapeutics	$99,512	$90,838
Corporate	(192,717)	24,450
Total	$(93,205)	$115,288

Share-Based Compensation
Public Health Solutions	$20,002	$26,219
Specialized BioTherapeutics	86,816	63,213
Corporate	148,329	121,834
Total	$255,147	$211,266

	As of	As of
	September 30,	December 31,
	2021	2020
Identifiable Assets
Public Health Solutions	$48,885	$176,447
Specialized BioTherapeutics	72,483	147,784
Corporate	29,596,430	19,567,004
Total	$29,717,798	$19,891,235

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

Our Specialized BioTherapeutics business segment is developing and moving towards commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study complete, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the United States (“U.S.”). Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, our first-in-class innate defense regulator technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203).

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Continue to analyze the full dataset from the Phase 3 clinical trial of SGX942, including data from long-term (12 month) follow-up, to better understand why the study did not achieve the statistically significant benefit expected, despite demonstrating clinically meaningful reductions in oral mucositis consistent with the previous Phase 2 study. Any clarity gained from further analysis, especially with respect to specific subsets of patients that may benefit from SGX942 therapy, will be communicated to and discussed with the U.S. and/or European regulatory health authorities.
●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support. Continue development of our therapeutic SGX943 and our vaccine programs targeting filoviruses (such as Marburg and Ebola) with DTRA and NIAID funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); NDA filling planned for 2H 2022

SGX302	Mild-to-Moderate Psoriasis	Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a study anticipated 2H 2022

SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: the primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group; analysis of fully dataset from Phase 3 clinical trial and program next steps pending discussions with health authorities

SGX203†	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

Public Health Solutions*†

Soligenix Product
Candidate	Therapeutic Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Sudan, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

CiVax™	Vaccine against COVID-19	Pre-clinical

* Timelines subject to potential disruption due to COVID-19 outbreak.

†	Contingent upon continued government grant funding or other funding source.

Specialized BioTherapeutics Overview

Synthetic Hypericin

Synthetic Hypericin is a potent photosensitizer that is topically applied to skin lesions, taken up by cutaneous T-cells and then activated by safe visible light. Hypericin is also found in several species of Hypericum plants, although this active moiety is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet (“UV”) light. Other light therapies using UVA or UVB light can result in serious adverse effects including secondary skin cancers.

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

Synthetic hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing UV light) is a major advance in photodynamic therapy. In a small published Phase 1/2 proof of concept pilot clinical study using synthetic hypericin twice weekly for six weeks, statistically significant efficacy was demonstrated in patients with CTCL (58.3% response, p=0.04) and psoriasis (80% response, p<0.02). Subsequently, a pivotal Phase 3 study in CTCL has further confirmed the biological efficacy of synthetic hypericin (termed HyBryte™ in the context of CTCL).

HyBryte™ (SGX301 or synthetic hypericin) – for Treating Cutaneous T-Cell Lymphoma

HyBryte™ is a novel, first-in-class, photodynamic therapy that utilizes safe visible light for activation. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible light 16 to 24 hours later.

Based on the positive and previously published Phase 1/2 results, we initiated our pivotal Phase 3 clinical study of HyBryte™ for the treatment of CTCL during December 2015 and completed the trial in 2020. This trial, referred to as the “FLASH” study (Fluorescent Light Activated Synthetic Hypericin), aimed to evaluate the response to HyBryte™ as a skin directed therapy to treat early stage CTCL. We completed the study with approximately 35 CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol was a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consisted of three treatment cycles, each of eight weeks duration. Treatments were administered twice weekly for the first six weeks and treatment response was determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects received HyBryte™ and 33% received placebo treatment of their index lesions. In the second cycle, all subjects received HyBryte™ treatment of their index lesions, and in the third cycle, all subjects received HyBryte™ treatment of all of their lesions. The majority of subjects enrolled elected to continue into the third optional, open-label cycle of the study. Subjects were followed for an additional six months after their last evaluation visit. The primary efficacy endpoint was assessed on the percentage of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Secondary endpoints for the trial included the duration of responses, the extent of the regression of the tumors, and the safety of the treatment. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders.

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

Analysis of the second open-label treatment cycle (“Cycle 2”) was completed in April 2020, showing that continued treatment with HyBryte™ twice weekly for an additional 6 weeks (12 weeks total) increased the positive response rate to 40% (p<0.0001 compared to placebo and p<0.0001 compared to 6-weeks treatment). After the subsequent additional 6-week treatment, the response rate in patients receiving a total of 12 weeks treatment increased two and a half-fold. Treatment responses were assessed at Week 8 (after 6 weeks of treatment) and at Week 16 (after 12 weeks of treatment). A positive response was defined as an improvement of at least 50% in the CAILS score for the three index lesions evaluated in both Cycles 1 and 2. The data continued to indicate that HyBryte™ is safe and well tolerated.

Analysis of the optional third open-label treatment cycle (“Cycle 3”) was completed in October 2020. Cycle 3 was focused on safety and all patients could elect to receive HyBryte™ treatment of all their lesions for an additional 6 weeks or up to 18 weeks in total. Of note, 66% of patients elected to continue with this optional safety cycle of the study. Of the subset of patients that received HyBryte™ throughout all three cycles of treatment (18 weeks), 49% of them demonstrated a treatment response (p=0.046 vs. patients completing 12 weeks of HyBryte™ treatment in Cycle 2; p<0.0001 vs. patients receiving placebo in Cycle 1). Moreover, in a subset of patients evaluated in this cycle, it was demonstrated that HyBryte™ is not systemically available, consistent with the general safety of this topical product observed to date. At the end of Cycle 3, HyBryte™ continued to be well tolerated despite extended and increased use of the product to treat multiple lesions.

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

The U.S. Patent Office granted us a patent titled “Systems and Methods for Producing Synthetic Hypericin” for the unique proprietary process manufacturing the highly purified form of synthetic hypericin, the active pharmaceutical ingredient (“API”) in HyBryte™, in August 2018.

The U.S. Patent Office allowed the divisional patent application titled “Systems and Methods for Producing Synthetic Hypericin” in October 2019. The allowed claims are directed to unique, proprietary methods to produce a novel, highly purified form of synthetic hypericin. This new divisional claim set expands on the previous issued claims in the parent U.S. patent.

The European patent office granted the divisional patent application titled “Formulations and Methods of Treatment of Skin Conditions” (No. 2932973) in April 2020. The granted claims are directed to the therapeutic use of synthetic hypericin in the treatment of CTCL. This new patent expands on our comprehensive patent estate, which includes protection on the composition of the purified synthetic hypericin, methods of synthesis and therapeutic methods of use in both CTCL and psoriasis, and is being pursued worldwide.

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

In April 2021, the FDA conditionally accepted HyBryte™ as the proposed brand name for SGX301 or synthetic hypericin, in the treatment of early stage CTCL. The name HyBryte™ was developed in compliance with the FDA’s Guidance for Industry, Contents of a Complete Submission for the Evaluation of Proprietary Names. The FDA’s conditional approval validates HyBryte™ as a proprietary name that is consistent with the FDA’s goal of preventing medication errors and potential harm to the public by ensuring that only appropriate proprietary names are approved for use. Final approval of the HyBryte™ proprietary name is conditioned on FDA approval of the product candidate, SGX301.

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

As a result of discussions with the FDA regarding the HyBryte™ NDA submission and due to disruptions caused by the global COVID-19 pandemic resulting in delays by the commercial API contract manufacturer affecting the timing of availability of the pre-requisite amount of accrued stability data required to file the NDA, we plan to file the NDA with the FDA in the second half of 2022 with the corresponding potential FDA approval in the second half of 2023. We currently do not plan to pursue a rolling NDA submission, so that we may provide additional supportive data in the NDA filing. We now plan to submit the NDA in the second half of 2022.

The Japan Patent Office allowed the patent application title “Systems and Methods for Producing Synthetic Hypericin” in May 2021. The allowed claims are directed to unique, proprietary methods to produce a novel, highly purified form of synthetic hypericin, and are similar to those previously allowed in the U.S. This new patent is the first allowed in Japan covering the proprietary methods developed by us and further expands the comprehensive HyBryte™ patent estate, which includes protection of the composition of the purified synthetic hypericin, methods of synthesis and therapeutic methods of use in both CTCL and psoriasis, and is being pursued worldwide.

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

In September 2021, we were granted orphan drug designation for the active ingredient hypericin for the treatment of T-cell lymphoma, extending the target population beyond CTCL as previously granted by the FDA.

We estimate the potential worldwide market for HyBryte™ is in excess of $250 million for the treatment of CTCL. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

SGX302 – for Treating Mild-to-Moderate Psoriasis

SGX302 (synthetic hypericin) is a potent photosensitizer that is topically applied to skin lesions and taken up by cutaneous T-cells. With subsequent activation by safe, visible light, T-cell apoptosis is induced, addressing the root cause of psoriasis lesions. Other PDTs have shown efficacy in psoriasis with a similar apoptotic mechanism, albeit using UV light associated with more severe potential long-term toxicities. The use of visible light in the red-yellow spectrum has the advantage of deeper penetration into the skin (much more than UV light) potentially treating deeper skin disease and thicker plaques and lesions, similar to what was observed in the positive Phase 3 FLASH study in CTCL. Further, this treatment approach avoids the risk of secondary malignancies (including melanoma) inherent with both the frequently used DNA-damaging drugs and other phototherapies that are dependent on UV A or UV B exposure. The use of SGX302 coupled with safe, visible light also avoids the risk of serious infections and cancer associated with the systemic immunosuppressive treatments used in psoriasis.

In September 2021, we announced that following the validation of synthetic hypericin’s biologic activity in the positive pivotal Phase 3 FLASH study in CTCL, as well as positive proof-of-concept demonstrated in a small

Phase 1/2 pilot study in mild-to-moderate psoriasis patients, we will be expanding this novel therapy into a Phase 2a clinical trial in mild-to-moderate psoriasis. We will provide further details regarding trial design and timeline; however, our high level plan in the interim is to evaluate different topical formulations of synthetic hypericin to ensure optimal absorption for broadly treating this disease. In parallel, we will be working with our psoriasis clinical experts to finalize a protocol with a plan to initiate study enrollment in the latter part of 2022. We estimate the potential worldwide market for SGX302 to be in excess of $1 billion for the treatment of mild-to-moderate psoriasis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

Psoriasis

Psoriasis is a chronic, non-communicable, itchy and often painful inflammatory skin condition for which there is no cure. Psoriasis has a significantly detrimental impact on patients' quality of life, and is associated with cardiovascular, arthritic, and metabolic diseases, as well as psychological conditions such as anxiety, depression and suicide. Many factors contribute to development of psoriasis including both genetic and environmental factors (e.g., skin trauma, infections, and medications). The lesions develop because of rapidly proliferating skin cells, driven by autoimmune T-cell mediated inflammation. Of the various types of psoriasis, plaque psoriasis is the most common and is characterized by dry, red raised plaques that are covered by silvery-white scales occurring most commonly on the elbows, knees, scalp, and lower back. Approximately 80% of patients have mild-to-moderate disease. Mild psoriasis is generally characterized by the involvement of less than 3% of the body surface area (BSA), while moderate psoriasis will typically involve 3-10% BSA and severe psoriasis greater than 10% BSA. Between 20% and 30% of individuals with psoriasis will go on to develop chronic, inflammatory arthritis (psoriatic arthritis) that can lead to joint deformations and disability. Studies have also associated psoriasis, and particularly severe psoriasis, with an increased relative risk of lymphoma, particularly CTCL. Although psoriasis can occur at any age, most patients present with the condition before age 35.

Treatment of psoriasis is based on its severity at the time of presentation with the goal of controlling symptoms. It varies from topical options including PDT to reduce pain and itching, and potentially reduce the inflammation driving plaque formation, to systemic treatments for more severe disease. Most common systemic treatments and even current topical photo/photodynamic therapy such as UV A and B, carry a risk of increased skin cancer.

Psoriasis is the most common immune-mediated inflammatory skin disease. According to the World Health Organization (WHO) Global Report on Psoriasis 2016, the prevalence of psoriasis is between 1.5% and 5% in most developed countries, with some suggestions of incidence increasing with time. It is estimated, based upon review of historic published studies and reports and an interpolation of data that psoriasis affects 3% of the U.S. population or more than 7.5 million people. Current estimates have as many as 60-125 million people worldwide living with the condition. The global psoriasis treatment market was valued at approximately $15 billion in 2020 and is projected to reach as much as $40 billion by 2027.

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

The U.S. Patent Office issued a new patent No. 10,253,068 titled “Novel Peptides for Treating and Preventing Immune-Related Disorders, Including Treating and Preventing Infection by Modulating Innate Immunity” for our dusquetide related analogs in April 2019.

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

The Japanese Patent Office granted the patent titled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis” in February 2020. This allowance builds on similar intellectual property in the U.S., New Zealand, Australia and Singapore and patent applications pending in other jurisdictions worldwide. The new claims cover therapeutic use of dusquetide (active ingredient in SGX942) and related IDR analogs, and add to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

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

SGX203 – for Treating Pediatric Crohn’s Disease

SGX203 (oral BDP) represents a first-of-its-kind oral, locally acting therapy tailored to treat GI inflammation. Based on its pharmacological characteristics, oral BDP may have utility in treating multiple conditions of the GI tract having an inflammatory component. BDP has been marketed in the U.S. and worldwide since the early 1970s as the API in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. SGX203 for the treatment of pediatric Crohn’s disease is specifically formulated as a two tablet delivery system for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 Orphan Drug designation as well as Fast Track designation for the treatment of pediatric Crohn’s disease. We will pursue a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease contingent upon additional funding, such as through partnership funding support.

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

Public Health Solutions Overview

ThermoVax® – Thermostability Platform Technology

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

During August 2021, we announced positive data demonstrating the efficacy of multiple filovirus vaccine candidates in NHPs, including thermostabilized multivalent vaccines in a single vial platform presentation. Collaborators at the at the University of Hawaiʻi at Mānoa (UHM) describe the potent efficacy of vaccine candidates protecting against three life-threatening filoviruses, Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus in an article titled "Recombinant Protein Filovirus Vaccines Protect Cynomolgus Macaques from Ebola, Sudan, and Marburg Viruses", published in Frontiers in Immunology. (available at: https://www.frontiersin.org/articles/10.3389/fimmu.2021.703986/full) These vaccine candidates contain highly purified protein antigens combined with the novel CoVaccine HT™ adjuvant, in both monovalent (single antigen) and bivalent (two antigen) formulations. Most recently, efforts to formulate all three antigens and adjuvant into a thermostable single-vial vaccine platform has also been shown to protect 75% of vaccinated NHPs against subsequent Sudan ebolavirus challenge, with further development to test efficacy against other filovirus infections ongoing.

During August 2021, we announced a publication describing the formulation of single-vial platform presentations of monovalent (single antigen), bivalent (two antigens) and trivalent (three antigens) combinations of filovirus vaccine candidates. In collaboration with University of Hawaiʻi at Mānoa (UHM) and University of Colorado (UC) co-authors, the manuscript entitled "Single-Vial Filovirus Glycoprotein Vaccines: Biophysical Characteristics and Immunogenicity after Co-lyophilization with Adjuvant", has been published in Vaccine. (available at: https:// www.sciencedirect.com/science/article/pii/S0264410X21010021)

During September 2021 we announced publication of pre-clinical immunogenicity studies for CiVax™ (heat stable COVID-19 vaccine program) demonstrating durable broad-spectrum neutralizing antibody responses, including against the Beta, Gamma and Delta variants of concern. The article, titled "Protein Vaccine Induces a Durable, More Broadly Neutralizing Antibody Response in Macaques than Natural Infection with SARS-CoV-2 P.1," has been posted as an accelerated preprint on bioRxiv (available at: https://www.biorxiv.org/content/10.1101/2021.09.24.461759v1). The manuscript is part of the ongoing collaboration with Axel Lehrer, PhD, Associate Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine (JABSOM), University of Hawaiʻi at Mānoa (UHM). Development continues under a non-dilutive $1.5M Small Business Innovation Research (SBIR) grant from the National Institute of Allergy and Infectious Diseases (NIAID) awarded to Soligenix in December 2020.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of September 30, 2021, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to September 30, 2020

For the three months ended September 30, 2021, we had net loss of $3,587,551 as compared to net loss of $1,790,160 for the same prior year period, representing an increased net loss of $1,797,391 or 100%. The increased net loss was primarily due to a reduction in revenue from the expiration of government contracts, an increase in research and development expenses associated with commercialization and manufacturing of HyBryte™ and additional interest expense on convertible debt. For the nine months ended September 30, 2021, we had net loss of $7,847,097 as compared to net loss of $12,148,257 for the same prior year period, representing decreased net loss of $4,301,160 or 35%. The decrease in net loss was primarily attributed to the prior year issuance of $5,000,000 of common stock as a milestone payment to Hy Biopharma, Inc. (“Hy Biopharma”) triggered by the successful Phase 3 clinical trial of SGX301 for the treatment of CTCL and a current year gain on the forgiveness of our PPP loan offset by a decrease in our contract revenue and additional interest expense on convertible debt.

Our revenues and associated costs incurred relate to the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended September 30, 2021 and 2020, we had revenues of $186,198 as compared to $608,811 for the same prior year period, representing a decrease of $422,613 or 69%. We also incurred costs related to those revenues for the three months ended September 30, 2021 and 2020 of $166,265 and $386,641 respectively, representing a decrease of $220,376 or 57%. Our gross profit for the three months ended September 30, 2021 was $19,933 or 11% of revenues, as compared to a gross profit $222,170 or 36% of revenues for the same period in 2020, representing a decrease of $202,237 or 91%. The decrease in revenues and gross profit were primarily the result of the completion of the RiVax® contract and associated contract margins. For the nine months ended September 30, 2021 and 2020, we had revenues of $548,615 as compared to $2,038,653 for the same period in the prior year, representing a decrease of $1,490,038 or 73%. We also incurred costs related to those revenues for the nine months ended September 30, 2021 and 2020 of $492,942 and $1,579,485, respectively, representing a decrease of $1,086,543 or 69%. Our gross profit for the nine months ended September 30, 2021 was $55,673 or 10% of revenues, as compared to a gross profit $459,168 or 23% of revenues for the same period in 2020, representing a decrease of $403,495 or 88%. The decrease in revenues and gross profit were primarily the result of the completion of the RiVax® contract and associated contract margins.

Research and development expenses were $2,481,296 for the three months ended September 30, 2021 as compared to $1,266,527 for the same period in 2020, representing an increase of $1,214,769 or 96%. The increase in research and development spending during the three months ended September 30, 2021 was primarily attributable to the increased expenses associated with the continued development of HyBryte™. Research and development expenses were $5,953,568 for the nine months ended September 30, 2021 as compared to $6,136,743 for the same period in 2020, representing a decrease of $183,175 or 3%.

General and administrative expenses were $914,019 for the three months ended September 30, 2021, as compared to $768,420 for the same period in 2020, representing an increase of $145,599 or 19%. General and administrative expenses were $2,720,739 for the nine months ended September 30, 2021, as compared to $2,422,863 for the same period in 2020, representing an increase of $297,876 or 12%. The increase in general and administrative spending for the three and nine month ended September 30, 2021 was primarily attributable to an increase in legal and consulting services and the arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries.

Interest expense, net, for the three months ended September 30, 2021 was $216,800 compared to interest income of $486 for the same period in 2020, representing an increase of $217,286. Interest expense, net for the nine months ended September 30, 2021 was $645,055 as compared to interest income of $24,450 for the same period in 2020, representing an increase of $669,505. The increase in expense for the three and nine months ended September 30, 2021 was due to the interest incurred on the convertible debt loan entered into in December 2020.

Financial Condition

Cash and Working Capital

As of September 30, 2021, we had cash and cash equivalents of $28,867,487 as compared to $18,676,663 as of December 31, 2020, representing an increase of $10,190,824 or 55%. As of September 30, 2021, we had working capital of $24,648,908 as compared to working capital of $13,386,485 as of December 31, 2020, representing an increase of $11,262,423 or 84%. The increase in cash and working capital was primarily related to proceeds received from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. in 2021 and management of our cash burn, partially offset by cash used in operations.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, cash available from the loan from Pontifax Medison Finance, and proceeds available from the B. Riley Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of this report.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.6 million in active government grant funding still available as of September 30, 2021 to support our associated research programs through November 2022, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue Net Operating Loss sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies; however, there can be no assurances that we can consummate such transactions;

●	We have up to $10.0 million remaining available from the loan and security agreement with Pontifax Medison Finance as of May 17, 2021, which includes an immediately available $5.0 million line of credit and a $5.0 million late withdrawal loan that is contingent upon the initial filing of the NDA for CTCL;
●	We have up to $26.8 million remaining from the B. Riley Sales Agreement as of November 11, 2021 under the prospectus supplement updated August 13, 2021; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $12.5 million before any contract or grant reimbursements, of which $1.0 million relates to the Specialized BioTherapeutics business and $1.4 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $11.5 million to offset research and development expenses in the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30:

	2021	2020
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$701,896	$636,268
SGX942 (Dusquetide)	315,049	2,993,183
CiVax™	20,000	—
SGX943	1,241,877	—
HyBryte™ (SGX301 or synthetic hypericin)	3,310,555	2,089,847
Other	364,191	417,445
Total	$5,953,568	$6,136,743

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$126,287	$1,435,576
SGX942 (Dusquetide)	—	143,909
CiVax™	314,833	—
SGX943	51,822	—
Total	492,942	1,579,485
Grand Total	$6,446,510	$7,716,228

Contractual Obligations

We have licensing fee commitments of approximately $425,000 as of September 30, 2021 for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that expires in to October 2022. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The rent for the remainder of the term will be approximately $11,108 per month, or $21.50 per square foot. Our office space is sufficient for our current needs.

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

Provided the sole remaining future success-oriented milestone is attained, we will be required to make an additional payment of $5.0 million, if and when achieved to Hy Biopharma. Such payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of September 30, 2021, no other milestone or royalty payments have been paid or accrued.

On December 16, 2020, we entered into a $20.0 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we have access to up to $20.0 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed. Upon the closing of this transaction, we borrowed the first tranche of $10.0 million, and have the option to draw the second tranche of $5.0 million at any time by December 15, 2021 and the third tranche of $5.0 million upon filing of the HyBryte™ NDA, subject to certain conditions. Interest expense incurred for the three and nine months ended September 30, 2020 totaled $226,093 and $670,907, respectively. Interest expense paid for three and nine months ended September 30, 2021 was $0 and $444,814, respectively.

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

As a result of the above agreements, we have future contractual obligations as follows:

		Property and	Principal
Year	Licensing Fee	Other Leases	and Interest	Total
October 1 through December 31, 2021	$25,000	$33,325	$452,186	$510,511
2022	100,000	111,083	897,000	1,108,083
2023	100,000	—	4,769,138	4,869,138
2024	100,000	—	4,430,338	4,530,338
2025	100,000	—	2,110,566	2,210,566
Total	$425,000	$144,408	$12,659,228	$13,228,636

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for three and nine months ended September 30, 2021. In particular, due to delays by out the third party commercial active API contract manufacturer of HyBryte™ we are unable to provide the pre-requisite amount of accrued stability data required to file the HyBryte™ NDA with the FDA by the first half of 2022. Therefore, the timeline for anticipated NDA filing with the FDA is being adjusted to the second half of 2022 with corresponding potential FDA approval adjusted to the second half of 2023.

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

SOLIGENIX, INC.

November 12, 2021	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2021	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)