Form 10-K
period 2021-12-31
SOLIGENIX, INC.
filed 2022-03-29
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2021

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

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SNGX	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $39,976,044 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2021.

On March 22, 2022, there were 42,954,091 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

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

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the United States (“U.S.”) Securities and Exchange Commission (“the SEC”) or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of HyBryte™ or synthetic hypericin), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study completed, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the U.S. Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, our first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation including pediatric Crohn’s disease (SGX203).

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue a New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that the SGX942 Phase 3 DOM-INNATE (Dusquetide treatment in Oral Mucositis – by modulating INNATE Immunity) clinical trial, having missed its primary endpoint, would not support a potential marketing authorization and that a second Phase 3 study would be needed, analyze the DOM-INNATE study full dataset and design a second Phase 3 study; attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support.

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
HyBryte™	Cutaneous T-Cell Lymphoma

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

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: the primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group; analyze full dataset from Phase 3 study and design a second Phase 3 clinical trial

SGX203†	Pediatric Crohn’s disease

Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic(PK)/ pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

Public Health Solutions*†

ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS- CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

CiVax™	Vaccine against COVID-19	Pre-clinical
*	Timelines subject to potential disruption due to COVID-19 outbreak.
†	Contingent upon continued government contract/grant funding or other funding source.

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

HyBryte™ – for Treating Cutaneous T-Cell Lymphoma

HyBryte™ is a novel, first-in-class, PDT, that utilizes safe visible light for activation. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible fluorescent light 16 to 24 hours later.

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

Analysis of the second open-label treatment cycle (Cycle 2) was completed in April 2020, showing that continued treatment with HyBryte™ twice weekly for an additional 6 weeks (12 weeks total) increased the positive response rate to 40% (p<0.0001 compared to placebo and p<0.0001 compared to 6-weeks treatment). After the subsequent additional 6-week treatment, the response rate in patients receiving a total of 12 weeks treatment increased two and a half-fold. Treatment responses were assessed at Week 8 (after 6 weeks of treatment) and at Week 16 (after 12 weeks of treatment). A positive response was defined as an improvement of at least 50% in the CAILS score for the three index lesions evaluated in both Cycles 1 and 2. The data continued to indicate that HyBryte™ is safe and well tolerated.

Analysis of the optional third open-label treatment cycle (Cycle 3) was completed in October 2020. Cycle 3 was focused on safety and all patients could elect to receive HyBryte™ treatment of all their lesions for an additional 6 weeks or up to 18 weeks in total. Of note, 66% of patients elected to continue with this optional safety cycle of the study. Of the subset of patients that received HyBryte™ throughout all three cycles of treatment (18 weeks), 49% of them demonstrated a treatment response (p=0.046 vs. patients completing 12 weeks of HyBryte™ treatment in Cycle 2; p<0.0001 vs. patients receiving placebo in Cycle 1). Moreover, in a subset of patients evaluated in this cycle, it was demonstrated that HyBryte™ is not systemically available, consistent with the general safety of this topical product observed to date. At the end of Cycle 3, HyBryte™ continued to be well tolerated despite extended and increased use of the product to treat multiple lesions.

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

HyBryte™ has received Orphan Drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for HyBryte™ upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of an NDA for HyBryte™, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, should events warrant, we will be eligible to submit an NDA for HyBryte™ on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. HyBryte™ for the treatment of CTCL also was granted Orphan Drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the MHRA, as well as Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in the UK.

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

Psoriasis

Psoriasis is a chronic, non-communicable, itchy and often painful inflammatory skin condition for which there is no cure. Psoriasis has a significantly detrimental impact on patients' quality of life, and is associated with cardiovascular, arthritic, and metabolic diseases, as well as psychological conditions such as anxiety, depression and suicide. Many factors contribute to development of psoriasis including both genetic and environmental factors (e.g., skin trauma, infections, and medications). The lesions develop because of rapidly proliferating skin cells, driven by autoimmune T-cell mediated inflammation. Of the various types of psoriasis, plaque psoriasis is the most common and is characterized by dry, red raised plaques that are covered by silvery-white scales occurring most commonly on the elbows, knees, scalp, and lower back. Approximately 80% of patients have mild-to-moderate disease. Mild psoriasis is generally characterized by the involvement of less than 3% of the body surface area (“BSA”), while moderate psoriasis will typically involve 3-10% BSA and severe psoriasis greater than 10% BSA. Between 20% and 30% of individuals with psoriasis will go on to develop chronic, inflammatory arthritis (psoriatic arthritis) that can lead to joint deformations and disability. Studies have also associated psoriasis, and particularly severe psoriasis, with an increased relative risk of lymphoma, particularly CTCL. Although psoriasis can occur at any age, most patients present with the condition before age 35.

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

Psoriasis is the most common immune-mediated inflammatory skin disease. According to the World Health Organization (“WHO”) Global Report on Psoriasis 2016, the prevalence of psoriasis is between 1.5% and 5% in most developed countries, with some suggestions of incidence increasing with time. It is estimated, based upon review of historic published studies and reports and an interpolation of data that psoriasis affects 3% of the U.S. population or more than 7.5 million people. Current estimates have as many as 60-125 million people worldwide living with the condition. The global psoriasis treatment market was valued at approximately $15 billion in 2020 and is projected to reach as much as $40 billion by 2027.

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

Dusquetide has demonstrated efficacy in numerous animal disease models including mucositis, oncology, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. Dusquetide was shown to have a good safety profile and be well-tolerated in all dose groups when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. We believe that market opportunities for dusquetide include, but are not limited to, oral and gastrointestinal mucositis, oncology (e.g., breast cancer), acute Gram-positive bacterial infections (e.g., methicillin resistant Staphylococcus aureus (“MRSA”)), acute Gram-negative infections (e.g., acinetobacter, melioidosis), and acute radiation syndrome.

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

We initiated a Phase 2 clinical study of SGX942 for the treatment of oral mucositis in head and neck cancer patients in December of 2013. We completed enrollment in this trial in the second half of 2015, and in December 2015 released positive preliminary results. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of SOM by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. The p-values met the prospectively defined statistical threshold of p<0.1 in the study protocol. A less severe occurrence of oral mucositis, ulcerative oral mucositis (defined as oral mucositis with a WHO score ≥2 corresponding to the occurrence of overt ulceration in the mouth), was also monitored during the study. In the patients receiving the most aggressive chemoradiation therapy, the median duration of oral mucositis was found to decrease from 65 days in the placebo treated patients to 51 days in the patients treated with SGX942 1.5 mg/kg (p=0.099).

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

Following analysis of the full dataset, including the 12-month long-term follow-up safety data in late 2021, we held a meeting with the MHRA to review the study results and to obtain further clarity on the future of the oral mucositis development program. The meeting was informative with the outcome being that based on the SGX942 biologic activity observed and the consistency in response between the Phase 2 and Phase 3 trials, the Phase 3 DOM-INNATE study could serve as the first of two Phase 3 studies required to support potential marketing authorization, assuming the second Phase 3 clinical trial achieves the required level of statistical significance in its primary endpoint. Importantly, we also have further investigated the impact of SGX942 (dusquetide) on tumor burden in preclinical xenograft studies. These studies, similar to previous results, continued to demonstrate a potential direct anti-tumor effect of SGX942. This additional benefit of SGX942 is an important consideration in the oral mucositis treatment space. Other competitive considerations with SGX942 include its safety and ease of use. In particular, SGX942 is administered as a short 4-minute intravenous (IV) infusion twice weekly. This contrasts significantly with Galera Therapeutics Inc.’s recently completed Phase 3 oral mucositis study with Avasopasem. From what is available publicly, Avasopasem must be administered daily with radiation, within a short window of time of that daily radiation treatment and takes 60 minutes to administer by IV infusion. Interestingly, the recently reported incidence change observed in the Phase 3 Avasopasem trial (64% incidence in placebo, 54% treated) is favorably compared with the incidence change in the DOM-INNATE study (68% placebo, 58% SGX942). As well, the decrease in duration of SOM was similar between the two studies (18 days for placebo vs. 8 days for active in both studies). Given some of the recently announced complications with the Avasopasem results, and the significant inconveniences and logistical hurdles with its use, we continue to believe that SGX942 is the superior product. With the benefit of a robust preclinical and clinical data package for SGX942, we now will be analyzing the existing Phase 3 dataset from the DOM-INNATE study to design a second Phase 3 study and will look to identify a potential partner(s) to continue this development program.

In January 2022, we announced that dusquetide is effective at reducing tumor size in nonclinical xenograft models. Recent studies, recapitulating results from previously published studies, have confirmed the efficacy of dusquetide as a stand-alone and combination anti-tumor therapy, with radiation, chemotherapy and targeted therapy, in the context of the MCF-7 breast cancer cell line.

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

Oral BDP

Oral BDP (beclomethasone 17,21-dipropionate) has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. Oral BDP is specifically formulated for oral administration as a single product consisting of two tablets.

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

In July 2019, the European Patent Office issued two patents, both titled “Topically Active Steroids for use in Radiation and Chemotherapeutic Injury”, following the expiration of the objection period. The new patents (#2,373,160 and #2,902,031) claim use of BDP for treatment of damage to the GI tract as a result of acute radiation injury, including total body irradiation in the accidental or biodefense context.

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

ThermoVax® development, specifically in the context of an Alum adjuvant, was supported pursuant to our $9.4 million NIAID grant enabling development of thermo-stable ricin (RiVax®) and anthrax vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our Alum-adjuvanted ricin toxin vaccine, RiVax® and our Alum-adjuvanted anthrax vaccine. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax® was kept at 40 degrees C (104 degrees Fahrenheit (“F”)) for up to one year, all of the animals vaccinated with the lyophilized RiVax® vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax® vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When the anthrax vaccine was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists.

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

In December 2020, NIAID awarded us a Direct to Phase II Small Business Innovation Research (“SBIR”) grant of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and Ebola Virus Disease (“EVD”) vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. This award also is supporting immune characterization of this novel, emulsified adjuvant that has unique potency and compatibility with lyophilization strategies to enable thermostabilization of subunit vaccines.

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

During August 2021, we announced positive data demonstrating the efficacy of multiple filovirus vaccine candidates in non-human primates (“NHP”), including thermostabilized multivalent vaccines in a single vial platform presentation. Collaborators at the University of Hawaiʻi at Mānoa (“UHM”) describe the potent efficacy of vaccine candidates protecting against three life-threatening filoviruses, Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus in an article titled "Recombinant Protein Filovirus Vaccines Protect Cynomolgus Macaques from Ebola, Sudan, and Marburg Viruses", published in Frontiers in Immunology. (available at: https://www.frontiersin.org/articles/10.3389/fimmu.2021.703986/full) These vaccine candidates contain highly purified protein antigens combined with the novel CoVaccine HT™ adjuvant, in both monovalent (single antigen) and bivalent (two antigen) formulations. Most recently, efforts to formulate all three antigens and adjuvant into a thermostable single-vial vaccine platform has also been shown to protect 75% of vaccinated NHPs against subsequent Sudan ebolavirus challenge, with further development to test efficacy against other filovirus infections ongoing.

During August 2021, we announced a publication describing the formulation of single-vial platform presentations of monovalent (single antigen), bivalent (two antigens) and trivalent (three antigens) combinations of filovirus vaccine candidates. In collaboration with UHM and University of Colorado (“UC”) co-authors, the manuscript titled "Single-Vial Filovirus Glycoprotein Vaccines: Biophysical Characteristics and Immunogenicity after Co-lyophilization with Adjuvant", has been published in Vaccine. (available at: https:// www.sciencedirect.com/science/article/pii/S0264410X21010021)

During September 2021 we announced publication of pre-clinical immunogenicity studies for CiVax™ (heat stable COVID-19 vaccine program) demonstrating durable broad-spectrum neutralizing antibody responses, including against the Beta, Gamma and Delta variants of concern. The article, titled "Protein Vaccine Induces a Durable, More Broadly Neutralizing Antibody Response in Macaques than Natural Infection with SARS-CoV-2 P.1," has been posted as an accelerated preprint on bioRxiv (available at: https://www.biorxiv.org/content/10.1101/2021.09.24.461759v1). The manuscript is part of the ongoing collaboration with Axel Lehrer, PhD, Associate Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine (“JABSOM”), UHM. Development continues under a non-dilutive $1.5M grant from the NIAID awarded to Soligenix in December 2020.

In December 2021 we announced 100% protection of NHPs against lethal Sudan ebolavirus challenge using a bivalent, thermostabilized vaccine formulated in a single vial, reconstituted only with water immediately prior to use. This milestone is part of an ongoing collaboration with UHM, demonstrating the successful presentation of one or more antigen(s) within the same formulation while maintaining full potency and thermostability. It further demonstrates the broad applicability of the vaccine platform, and its potential role in the US government's initiative for pandemic preparedness.

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

We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40 degrees C (104 degrees F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. During September 2018, we published an extended stability study of RiVax®, showing up to 100% protection in mice after 12 months storage at 40 degrees C (104 degrees F) as well as identification of a potential in vitro stability indicating assay, critical to adequately confirming the long-term shelf life of the vaccine. We have entered into a collaboration with IDT Biologika GmbH (“IDT”) to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also initiated a development agreement with Emergent BioSolutions, Inc. to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

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

In November 2021, we announced publication of pre-clinical immunogenicity studies for RiVax® demonstrating enduring protection for at least 12 months post-vaccination. The article titled “Durable Immunity to Ricin Toxin Elicited by a Thermostable, Lyophilized Subunit Vaccine” has been accepted for publication in the journal mSphere (https://journals.asm.org/dot/10.1128/mSphere.00750-21). These results, coupled with the previous demonstration of efficacy in mice and NHPs as well as long-term thermostability (at least 1 year at 40 degrees C or 104 degrees F), reinforce the practicality of stockpiling and potentially utilizing the RiVax® vaccine in warfighters and civilian first responders without the complexities that arise for vaccines that require stringent cold chain handling.

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

The innate immune system is responsible for rapid and non-specific responses to combat bacterial infection. Augmenting these responses represents an alternative approach to treating bacterial infections. In animal models, IDRs are efficacious against both antibiotic-sensitive and antibiotic-resistant infections, both Gram-positive and Gram-negative bacteria, and are active irrespective of whether the bacteria occupy a primarily extracellular or intracellular niche. IDRs are also effective as stand-alone agents or in conjunction with antibiotics. An IDR for the treatment of serious bacterial infections encompasses a number of clinical advantages including:

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of December 31, 2021, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

With certain exceptions, once successful clinical testing is completed, the sponsor can submit an NDA, for approval of a drug, or a Biologic License Application (“BLA”), for biologics such as vaccines, which will be reviewed, and if successful, approved by the FDA, allowing the product to be marketed. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Furthermore, the FDA or any foreign health authority may not grant an approval on a timely basis, if at all. The FDA may deny the approval of an NDA or BLA, in its sole discretion, if it determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to good manufacturing practice regulations. In complying with standards contained in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing facilities, both foreign and domestic, also are subject to inspections by, or under the authority of, the FDA and by other federal, state, local or foreign agencies.

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

Paediatric Investigation Plan

As part of the regulatory process for the registration of new medicines with the EMA and the MHRA, pharmaceutical companies are required to provide a PIP outlining the Company’s strategy for investigation of the new medicinal products in the paediatric population. In some instances, a waiver negating the need for a PIP for certain conditions may be granted by the EMA or MHRA when development of a medicine for use in children is not feasible or appropriate.

Innovative Licensing and Access Pathway

The ILAP was launched in the UK at the start of 2021 to accelerate the development and access to promising medicines, thereby facilitating patient access to new medicines. The pathway, part of the UK’s plan to attract life sciences development in the post-Brexit era, features enhanced input and interactions with the MHRA and other stakeholders including the NICE, and the SMC. The decision to award the Innovation Passport is made by an ILAP Steering Group, which is comprised of representatives from MHRA, NICE, and SMC. The Innovation Passport designation is the first step in the ILAP process and triggers the MHRA and its partner agencies to create a target development profile to chart out a roadmap for regulatory and development milestones with the goal of early patient access in the UK. Other benefits of ILAP include a 150-day accelerated assessment, rolling review and a continuous benefit risk assessment.

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

On August 25, 2013, we entered into an agreement with SciClone, pursuant to which SciClone provided us with access to its oral mucositis clinical and regulatory data library in exchange for exclusive commercialization rights for SGX942 in the People’s Republic of China, including Hong Kong and Macau, subject to the negotiation of economic terms. SciClone’s data library was generated from two sequential Phase 2 clinical studies conducted in 2010 and 2012 evaluating SciClone’s compound, SCV-07, for the treatment of oral mucositis caused by chemoradiation therapy in head and neck cancer patients, before SciClone terminated its program. By analyzing data available from the placebo subjects in the SciClone trials, we acquired valuable insight into disease progression, along with quantitative understanding of its incidence and severity in the head and neck cancer patient population. This information assisted us with the design of the SGX942 Phase 2 clinical trial, in which positive preliminary results were announced in December 2015.

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

HyBryte™ Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Three are targeted therapies (Targretin®-caps, Ontak® and Adcetris®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photodynamic and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include narrow-band ultraviolet B (NB-UVB) light therapy and psoralen combined with ultraviolet A UVA light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect, while NB UVB is known to be effective against patches but less so against plaque lesions, common in early stage CTCL. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL, including, one PDT (Silicon

Phthalocyanine 4) in Phase 1 and one topical therapy (naloxone lotion for treatment of pruritus only) in Phase 3. Other treatments for later stage disease are not considered direct competitors.

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

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – three in Phase 3 (brilacidin by Innovation Pharmaceuticals, Inc., GC4419 by Galera Therapeutics, Inc., and a mucobuccal tablet by Monopar Therapeutics LLC). There are various natural products in small and/or open label studies (including sage, turmeric, honey and olive oil). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard®, GelClair®, Episil®, and Caphosol®. These devices attempt to create a protective barrier around the oral ulceration with no biologic activity in treating the underlying disease.

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

Several stabilization technologies currently being developed involve mixing vaccine antigen +/- adjuvant with various proprietary excipients or co-factors that either serve to stabilize the vaccine or biological product in a liquid or dried (lyophilized) form. Examples of these approaches include the use of various plant-derived sugars and macromolecules being developed by companies such as iosBio. Variation Biotechnologies, Inc. (“VBI”) is developing a lipid system (resembling liposomes) to stabilize viral antigens, including virus-like particles (“VLPs”), and for potential application to a conventional influenza vaccine among others.

Additionally, companies like Altimmune, Inc., and Panacea Biotec Ltd., and Compass Biotech Inc. are developing proprietary vaccines with the application of some form of stabilization technology.

Public Health Solutions Competition

We face competition in the area of biodefense product development from various public and private companies, universities and governmental agencies, such as the U.S. Army, some of whom may have their own proprietary technologies which may directly compete with our technologies.

The U.S. Army Medical Research Institute of Infectious Diseases, the DoD’s lead laboratory for medical research to counter biological threats is also developing a ricin vaccine candidate, RVEc™. RVEc™ has been shown to be fully protective in mice exposed to lethal doses of ricin toxin by the aerosol route. Further studies, in both rabbits and nonhuman primates, were conducted to evaluate RVEc™’s safety as well as its immunogenicity, with positive results observed. No further data has been released in recent years. A monoclonal antibody is also being developed by Mapp Biopharmaceutical Inc. as a ricin therapeutic, with administration 4 hours after exposure demonstrating efficacy while administration 12 hours after ricin exposure was not protective in animal models.

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

In 2014, we acquired a novel PDT that utilizes safe visible light for activation, which we refer to as HyBryte™. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. As part of the acquisition, we acquired a license agreement relating to the use of photo-activated hypericin, composition of matter patent for HyBryte™ (U.S. patent 8,629,302) and additional issued and pending applications, both in the U.S. and abroad. U.S. patent 8,629,302 is expected to expire in September 2030. In August 2018, we were granted a U.S. patent (No. 10,053,513) titled “Systems and Methods for Producing Synthetic Hypericin”. This newly issued patent, expected to expire in 2036, broadens the production around synthetic hypericin. Our proprietary formulation of synthetic hypericin also has been granted a European patent for the treatment of psoriasis, EP 2571507, and complements the method of treatment claims covered by the previously issued U.S. patent 6001882, Photoactivated hypericin and the use thereof. Further, on January 7, 2020, Soligenix was also granted a U.S. patent (No. 10,526,268) titled “Systems and Methods for Producing Synthetic Hypericin”, which further expanded protection for the composition of purified synthetic hypericin. This patent is also expected to expire in 2036. Patent protection is also pursued worldwide with similar patents and expiry dates.

In addition to issued and pending patents, we also have “Orphan Drug” designations for HyBryte™ in the U.S. and the EU for CTCL, SGX203 in the U.S. for pediatric Crohn’s disease, as well as for RiVax® in the U.S. and EU. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or EU ten year post-approval exclusivity provided by Orphan Drug legislation.

In 2013, we expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 (expiring 2028), 9,416,157 (expiring 2028) and 8,791,061 (expiring 2029), both in the U.S. and abroad. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of University of British Columbia (“UBC”). Soligenix also has rights to the background technology patents (U.S. patent numbers 7,507,787 [expiring 2024] and 7,687,454 [expiring 2026]). The U.S. Patent Office has also granted patents titled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis”. The issued patents (U.S. patent numbers 9,850.279 and 10,253,068, both expiring in 2034) claim therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

We have issued U.S. patent 8,263,582 that cover the use of oral BDP for treating inflammatory disorders of the gastrointestinal tract, which patent expired on March 15, 2022. We also have European patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract, as well as European patent EP 2242477 claiming the use of orally ingested BDP for treatment of interstitial lung disease. European patents EP 1392321 and EP 2242477 expired in March 2022 and expire on January 2029, respectively.

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

ThermoVax® is the subject of U.S. patents 8,444,991 (expiring February 2030) and 8,808,710 (expiring March 2028) both issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and licensed to us by VitriVax, Inc. ThermoVax® is also U.S. patent application number 15/694.023 filed September 17, 2017 titled “Thermostable Vaccine Compositions and Methods of Preparing Same” and jointly invented by the UC and the Company. The patent application and the corresponding foreign filings are pending or granted and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable alum-adjuvanted vaccines for ricin toxin and Ebola virus. An additional patent, covering vaccine combinations such as ricin toxin and anthrax, was filed in 2015 and granted on May 21, 2019 in the U.S. (No. 10,293,041, titled “Multivalent Stable Vaccine Composition and Methods of Making Same”) and is expected to expire in 2035. Patent protection is also pursued worldwide with similar patents and expiry dates

Additional vaccine thermostabilization patents specific for anti-viral vaccines, including filovirus and coronavirus have been filed but are not yet granted. If granted, expiry dates would range from 2040 to 2041. Patent protection is also pursued worldwide with similar patents and expiry dates.

HyBryte™ License Agreement

In September 2014, we acquired a worldwide exclusive license agreement with New York University and Yeda Research and Development Company Ltd. for the rights to a novel PDT that utilizes safe visible light for activation, which we refer to as HyBryte™. To maintain this license, we are obligated to pay $25,000 in annual license fees. In addition, we will pay the licensors: (a) a royalty amount equal to 3% of all net sales of HyBryte™ made directly by us and/or any affiliates; (b) a royalty amount equal to 2.5% of all net sales of HyBryte™ made by our sublicensees, subject to stated maximums and (c) 20% of all payments, not based on net sales, received by us from our sublicensees. This license may be terminated by either party upon notice of a material breach by the other party that is not cured within the applicable cure period. The exclusive license includes rights to several issued U.S. patents, including U.S. patent numbers 6,867,235 and 7,122,518, among other domestic and foreign patent applications. U.S. Patent numbers 6,867,235 and 7,122,518 expired in January 2020 and is expected to expire in November 2023, respectively.

We acquired the license agreement for HyBryte™ and related intangible assets, including U.S. patent 8,629,302, properties and rights pursuant to an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”). As consideration for the assets acquired, we initially paid $275,000 in cash and issued 184,912 shares of common stock with a market value of $3,750,000, and in March 2020 we issued 1,956,182 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $2.56) as a result of HyBryte™ demonstrating statistical significant treatment response in the Phase 3 clinical trial. Provided the final success-orientated milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved, payable in our common stock.

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

Oral BDP License Agreement

On November 24, 1998, the Company, known at the time as Enteron Pharmaceuticals, Inc. (“Enteron”) and George B. McDonald (“Dr. McDonald”) entered into an exclusive license agreement for the rights to intellectual property, including know-how, relating to oral BDP. We have an exclusive license to commercially exploit the covered products worldwide, subject to Dr. McDonald’s right to make and use the technology for research purposes and the U.S. Government’s right to use the technology for government purposes. Pursuant to the license agreement, as amended, we are required to (i) reimburse Dr. McDonald for certain out-of-pocket expenses incurred by Dr. McDonald in connection with the patent applications and issued patents, (ii) pay Dr. McDonald $300,000 upon approval by the FDA of our first NDA incorporating oral BDP; (iii) pay Dr. McDonald royalty payments equal to 3% of net sales of the covered products and (iv) pay Dr. McDonald $400,000 in cash upon an approval of oral BDP by the European Medicines Agency.

Additionally, in the event that we sublicense our rights under the license agreement, we will be required to pay Dr. McDonald 10% of any sublicense fees and royalty payments paid by the sublicense to us.

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

RiVax® License Agreement

In June 2003, we executed a worldwide exclusive option to license patent applications with UTSW for the nasal, pulmonary and oral uses of a non-toxic ricin vaccine. In June 2004, we entered into a license agreement with UTSW for the injectable rights to the ricin vaccine and, in October 2004, we negotiated the remaining oral rights to the ricin vaccine. To maintain this license, we are obligated to pay $50,000 in annual license fees. Through this license, we have rights to the issued patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin.” This patent includes methods of use and composition claims for RiVax®.

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

Research and Development Expenditures

We spent approximately $8.4 million and $9.8 million in the years ended December 31, 2021 and 2020, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2021 and 2020 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

As of December 31, 2021, we employed a total of 15 persons, including 2 part-time employee and 13 full-time employees, five of whom are MDs/PhDs. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be good.

Throughout the COVID 19 pandemic, many of our employees have worked remotely. In September 2021 our employees returned to the Company’s facilities in-person. We implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control. These include, but are not limited to, social distancing, capacity limitations, mask requirements in common areas, weekly deep cleaning and daily sanitation procedures.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risks include, but are not limited to, the following:

Risks Related to our Business

●	We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts or not be able to repay the Convertible Notes.
●	If we are unable to develop our product candidates, our ability to generate revenues and viability as a company will be significantly impaired.
●	We have no approved products on the market and therefore do not expect to generate any revenues from product sales in the foreseeable future, if at all.
●	Our business is subject to extensive governmental regulation, which can be costly, time consuming and subjects us to unanticipated delays.
●	There may be unforeseen challenges in developing our biodefense products.
●	We are dependent on government funding, which is inherently uncertain, for the success of our biodefense operations.
●	The terms of our loan and security agreement with Pontifax Medison Finance require, and any future debt financing may require, us to meet certain operating covenants and place restrictions on our operating and financial flexibility.
●	If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.
●	If we are not able to maintain or secure agreements with third parties for pre-clinical and clinical trials of our product candidates on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.
●	The manufacturing of our products is a highly exacting process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

●	Even if approved, our products will be subject to extensive post-approval regulation.
●	Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.
●	We do not have extensive sales and marketing experience and our lack of experience may restrict our success in commercializing some of our product candidates.
●	Our products, if approved, may not be commercially viable due to change in health care practice and third party reimbursement limitations.
●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If we fail to obtain or maintain orphan drug exclusivity for our product candidates, our competitors may sell products to treat the same conditions and our revenue will be reduced.
●	Federal and/or state health care reform initiatives could negatively affect our business.
●	We may not be able to retain rights licensed to us by third parties to commercialize key products or to develop the third party relationships we need to develop, manufacture and market our products.
●	We may suffer product and other liability claims; we maintain only limited product liability insurance, which may not be sufficient.
●	We may use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.
●	We may not be able to compete with our larger and better-financed competitors in the biotechnology industry.
●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
●	Our business could be harmed if we fail to retain our current personnel or if they are unable to effectively run our business.
●	Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations, and cash flows.
●	We may not be able to utilize all of our net operating loss carryforwards.
●	Global pathogens could have an impact on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19).

Risks Related to our Intellectual Property

●	We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

Risks Related to our Securities

●	The price of our common stock and warrants may be highly volatile.
●	If we fail to remain current with our listing requirements, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.
●	Shareholders may suffer substantial dilution related to issued stock warrants, options and convertible notes.
●	Our shares of common stock and warrants are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares or warrants to raise money or otherwise desire to liquidate their shares.
●	We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
●	Upon our dissolution, our stockholders may not recoup all or any portion of their investment.
●	The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.

Risks Related to our Business

We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.

We have experienced significant losses since inception and, at December 31, 2021, had an accumulated deficit of approximately $206 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2021, we had approximately $26 million in cash and cash equivalents available, and as of March 22, 2022 we had approximately $23.1 million in cash and cash equivalents available. Based on our projected budgetary needs, funding from existing contracts and grants over the next year and sales pursuant to our At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), we expect to be able to maintain the current level of our operations through at least March 31, 2023.

In September 2014, we entered into a contract with the NIH for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of HyBryte™ for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. In December 2020, we were awarded Direct to Phase II SBIR grant from NIAID of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and EVD vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. As of December 31, 2021, we had approximately $1.35 million in awarded grant funding available.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2021, we have expended approximately $108 million developing our current product candidates for pre-clinical research and development and clinical trials. We currently expect to spend approximately $12.9 million for the year ending December 31, 2022 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements, of which approximately $1.30 million is expected to be reimbursed through our existing government contracts and grants.

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

We may not be able to obtain, or we may experience difficulties and delays in obtaining, necessary domestic and foreign governmental clearances and approvals to market a product (for example, the FDA may not recognize fast track designation upon an NDA submission, resulting in no priority review and subjecting us to longer potential review times than originally anticipated). Also, even if regulatory approval of a product is granted, that approval may entail limitations on the indicated uses for which the product may be marketed.

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

Even though we have orphan drug designation for HyBryte™ in the U.S. and Europe, and SGX203, RiVax® in the U.S., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing drugs or biologic products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Absent patent or other intellectual property protection, even after an orphan drug is approved, the FDA or European Medicines Agency may subsequently approve the same drug with the same active moiety for the same condition if the FDA or European Medicines Agency concludes that the later drug is safer, more effective, or makes a major contribution to patient care.

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

Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates. See “Business – Patents and Other Proprietary Rights” for a description of our license agreements.

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

Additionally, if a competitor receives FDA approval before we do for a drug that is similar to one of our product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs such as our current product candidates can extend up to three and one-half years. See “Business – The Drug Approval Process.”

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. During the year ended December 31, 2021 in accordance with this program, we sold New Jersey NOL carry forwards resulting in the recognition of $864,742 of income tax benefit, net of transaction costs. Due to a delay in the program, these funds were not recognized or received until April 2021. We have applied for and received confirmation that we have NOLs for the year ended December 31, 2020 that qualify for an income tax benefit in the amount of $1,154,935. The program has been delayed again this year, and we will therefore not recognize this benefit until we receive our certificate for the funds. We have not yet sold our 2021 New Jersey NOLs but may do so in the future. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our taxable income, our cash taxes may increase which may have an adverse effect on our financial condition.

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

Risks Related to our Securities

The price of our common stock may be highly volatile.

The market price of our securities, like that of many other research and development public pharmaceutical and biotechnology companies, has been highly volatile and the price of our common stock may be volatile in the future due to a wide variety of factors, including:

●	announcements by us or others of results of pre-clinical testing and clinical trials;
●	announcements of technological innovations, more important bio-threats or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;
●	failure of our common stock to continue to be listed or quoted on a national exchange or market system, such as The Nasdaq Stock Market (“Nasdaq”) or NYSE Amex LLC;
●	our quarterly operating results and performance;
●	developments or disputes concerning patents or other proprietary rights;
●	acquisitions;
●	litigation and government proceedings;

●	adverse legislation;
●	changes in government regulations;
●	our available working capital;
●	economic and other external factors;
●	general market conditions.

Since January 1, 2022, the closing stock price of our common stock has fluctuated between a high of $0.91 per share to a low of $0.58 per share. On March 22, 2022, the last reported sales prices of our common stock on The Nasdaq Capital Market was $0.71 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

On December 20, 2021, we received a written notice (the “Bid Price Notice”) from the Listing Qualifications department of Nasdaq indicating that we are is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The notification of noncompliance had no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market, and we are currently monitoring the closing bid price of our common stock and evaluating our alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. The Bid Price Notice indicated that we will be provided 180 calendar days, or until June 20, 2022, in which to regain compliance. If at any time during this period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff will provide us with a written confirmation of compliance and the matter will be closed.

In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, the Nasdaq staff will provide us with written notification that our securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

Alternatively, if we fail to regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, but meet the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price, and provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then we may be granted an additional 180 calendar days to regain compliance with Rule 5550(a)(2).

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

Shareholders may suffer substantial dilution related to issued stock warrants, options and convertible notes.

As of December 31, 2021, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 3,328,072 shares of our common stock at a current weighted average exercise price of $2.25;
●	options to purchase approximately 2,115,825 shares of our common stock at a current weighted average exercise price of $2.48;
●	the B. Riley Sales Agreement pursuant to which we may, but have no obligation to, sell up to an additional $26.8 million worth of our common stock as of March 22, 2022; and
●	convertible promissory notes issued to Pontifax Medison Finance, which may be converted into up to 3,658,536 shares of common stock at a price of $4.10 per share under the initial loan borrowing of $10 million and the third tranche of $5 million, which was still available as of December 31, 2021 under the loan and security agreement. The second tranche of $5 million expired on December 15, 2021. The third tranche of $5 million expired on March 15, 2022 which reduced the amount issuable upon conversion to 2,439,024 shares.

We also have an incentive compensation plan for our management, employees and consultants. We have granted, and expect to grant in the future, options to purchase shares of our common stock to our directors, employees and consultants. To the extent that warrants or options are exercised, our stockholders experience dilution and our stock price may decrease.

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

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as HyBryte™, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 4,307 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the purchase agreement, we initially paid $275,000 in cash and issued 184,912 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma. Also, on September 3, 2014, we entered into a Registration Rights Agreement with Hy Biopharma, pursuant to which we may be required to file a registration statement with the SEC. In March 2020, we issued 1,956,182 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $2.56) as a result of HyBryte™ demonstrating statistically significant treatment response in the Phase 3 clinical trial. We will be required to issue up to $5.0 million worth of our common stock (subject to a cap equal to 19.9% of our issued and outstanding common stock) in the aggregate, if HyBryte™ is approved for the treatment of CTCL by either the FDA or the EMA.

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

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. (“EBS”); Emergent Product Development Gaithersburg, Inc. (“EPDG”); and Emergent Manufacturing Operations Baltimore LLC (“EMOB” and, together with EBS and EPDG, Emergent) with the American Arbitration Association in Mercer County, New Jersey in which we have alleged that (a) EPDG breached the EPDG Subcontract (defined in the following paragraph), the EPDG Quality Agreement (defined in the following paragraph), an express warranty, a warranty of merchantability, and a warranty of fitness for a particular purpose, (b) EMOB breached the EMOB Quality Agreement (defined in the following paragraph); (c) EPDG was unjustly enriched; (d) EPDG and EMOB were negligent in the performance of their work; and (e) EBS fraudulently induced us into entering into the contracts with EPDG and EMOB. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. In arbitration arose as a result of the following:

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

After nearly three years of EPDG failing to meet the scope of work set forth in the EPDG Subcontract, Emergent recommended that both development and manufacturing work under the EPDG Subcontract be transferred to EMOB. In July 2018, we entered into a quality agreement (the “EMOB Quality Agreement”) with EMOB, which agreement allocated various defined responsibilities between EMOB and us with respect to the manufacture, supply, and testing of the RiVax® BDS. Under the EMOB Quality Agreement, EMOB assumed sole responsibility for, inter alia, (i) employee training; (ii) providing adequate and qualified personnel; (iii) notifying us of out-of-specification results within two (2) business days of identification of the out of-specification results; (iv) performing testing using agreed-to testing procedures, test methods, specifications, and required compendia requirements; (v) ensuring that EMOB-generated data was accurate, controlled and safe from manipulation or loss; (vi) ensuring that the procedures, the state of automation and/or management controls were in place to assure data integrity; (vii) apprising us of any significant changes to analytical methodology for intermediaries, in-process or final product; and (viii) assuring that samples were stored in appropriate, continuously monitored conditions.

In January 2020, EMOB informed us (a) of the existence of a questionable test result that could result in a determination that the RiVax® BDS manufactured, tested and released by EMOB was out-of-specification and should never have been released by Emergent (b) that the validity of “initial release” test results for such BDS was faulty because Emergent used an improper test method. We immediately suspended the Phase 1c trial to evaluate RiVax® in healthy adults, ending both further enrollment and further dosing. Emergent conducted an internal review of this deviation and found multiple internal failures including an “Inadequate analytical method transfer process,” an “Inability to comply with standard operating procedures around method transfer and data review,” and an “Inability to comply with test method procedures,” We quickly initiated a “for-cause” audit of the Emergent facility and confirmed the failures Emergent identified and admitted to in its own internal investigation.

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

	Price Range
Period	High	Low
Year Ended December 31, 2020:
First Quarter	$3.54	$1.33
Second Quarter	$2.47	$1.32
Third Quarter	$2.99	$1.65
Fourth Quarter	$2.80	$1.21
Year Ended December 31, 2021:
First Quarter	$2.48	$1.26
Second Quarter	$1.62	$0.86
Third Quarter	$1.32	$0.85
Fourth Quarter	$1.23	$0.68

On March 22, 2022, the last reported price of our common stock quoted on The Nasdaq Capital Market was $0.71 per share. The Nasdaq Capital Market prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. Our stock is listed on The Nasdaq Capital Market under the under the symbol “SNGX.” On December 13, 2016, certain of our common stock warrants began trading on The Nasdaq Capital Market under the symbol “SNGXW”. These tradable warrants expired on December 15, 2021. For the period from January 1, 2021 through December 15, 2021, the high and low sales price per warrant as reported by Nasdaq were $0.65 and $0.01 respectively.

Transfer Agent

The transfer agent and registrar for our common stock and warrants is American Stock Transfer & Trust Company, LLC. The address is 6201 15th Avenue, Brooklyn, NY 11219 and the telephone number is (718) 921-8200.

Holders of Common Stock

As of March 22, 2022, there were 111 holders of record of our common stock. As of such date, 42,954,091 shares of our common stock were issued and outstanding.

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of HyBryte™ or synthetic hypericin), a novel PDT, utilizing topical synthetic hypericin activated with safe visible light for the treatment of CTCL. With a successful Phase 3 study completed, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the U.S. Development programs in this business segment also include our first-in-class IDR technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral BDP for the prevention/treatment of GI disorders characterized by severe inflammation including pediatric Crohn’s disease (SGX203).

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 clinical trial of HyBryte™, as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that the SGX942 Phase 3 DOM-INNATE (Dusquetide treatment in Oral Mucositis – by modulating INNATE Immunity) clinical trial, having missed its primary endpoint, would not support a potential marketing authorization and that a second Phase 3 study would be needed, analyze the DOM-INNATE study full dataset and design a second Phase 3 study; attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support. Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
HyBryte™	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1); and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October (Cycle 3); NDA filing planned for 2H 2022

SGX 302	Mild-to-Moderate Psoriasis	Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a study anticipated 2H 2022

SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: The primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified  criterion  for  statistical  significance  (p≤0.05),  although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group; analyze full dataset from Phase 3 study and design a second Phase 3 clinical trial

SGX203†	Pediatric Crohn’s disease

Phase 1/2 clinical  trial  completed;  efficacy  data, pharmacokinetic (PK)/pharmacodynamic (PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

Public Health Solutions*†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Sudan, Marburg and SARS- CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a and 1b trials completed, safety and neutralizing antibodies for protection demonstrated; Phase 1c trial initiated December 2019, closed January 2020

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

CiVax™	Vaccine against COVID-19	Pre-clinical
*	Timelines subject to potential disruption due to COVID-19 outbreak.
†	Contingent upon continued government contract/grant funding or other funding source.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the assumptions and estimates used in the preparation of our financial statements.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material Changes in Results of Operations

Year Ended December 31, 2021 Compared to 2020

For the year ended December 31, 2021, we had a net loss of $12,550,973 as compared to a net loss of $17,688,522 for the prior year, representing a decreased loss of $5,137,549 or 29%. The decrease in net loss is primarily due to the additional costs in 2020 relating to the issuance of $5,000,000 worth of fully vested shares of common stock to Hy Biopharma, Inc. (“Hy Biopharma”) in connection with the achievement of a development milestone. For the year ended December 31, 2021, we had revenues of $824,268 as compared to $2,359,447 for the prior year, representing a decrease of $1,535,179 or 65%. The decrease in revenues was primarily a result of the finalization of the Rivax® contract and oral mucositis grant.

We incurred costs related to contract and grant revenues in the year ended December 31, 2021 and 2020 of $728,640 and $1,820,949, respectively, representing a decrease of $1,092,309 or 60%. The decrease in costs was primarily the result of grants being fully utilized.

Our gross profit for the year ended December 31, 2021 was $95,628 or 12% as compared to $538,498 or 23% of total revenues for the prior year, representing a decrease of $442,870 or 82%. The decrease in revenues and gross profit were primarily the result of the conclusion of the CTCL study.

Research and development expenses decreased by $1,406,780 or 14% to $8,389,387 for year ended December 31, 2021 as compared to $9,796,167 for the prior year. The decrease in research and development spending for the year ended December 31, 2021 was related to the conclusion of the CTCL and oral mucositis Phase 3 studies.

General and administrative expenses increased by $518,288 or 12%, to $4,847,126 for the year ended December 31, 2021, as compared to $4,328,838 for the prior year. This increase is primarily related to an increase in legal fees associated with the Emergent arbitration partially offset by a decrease in company headcount.

Research and development milestone expense decreased by $5,000,000 or 100%, to $0 for the year ended December 31, 2021, as compared to $5,000,000 for the prior year. The decrease is due to the issuance of $5,000,000 worth of fully vested shares of common stock to Hy Biopharma in connection with the achievement of a development milestone in 2020.

Other expense and income for the year ended December 31, 2021 was $274,830 of expense as compared to $61,092 of income for the prior year, reflecting a decrease of $335,922 or 550%. The decrease was primarily due to a full year of interest expense in 2021 on the Pontifax convertible debt agreement partially offset by the gain on forgiveness of the PPP loan, an increase in research and development tax incentives and an insurance reimbursement.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. We sold NOLs resulting in the recognition of income tax benefits of $864,742 and $836,893 during the years ended December 31, 2021 and 2020, respectively. We have applied for and received preliminary confirmation for NOLs related to the year ended December 31, 2020 in the amount of $1,154,935, which will not be recognized until a certificate for the refund is received. We have not yet sold our 2021 New Jersey NOLs but may do so in the future. We will continue to explore opportunities to sell unused NOL carryforwards for the year ended December 31, 2021. However, there can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2021 and 2020: Specialized BioTherapeutics and Public Health Solutions.

There were no revenues for the Specialized BioTherapeutics business segment for the year ended December 31, 2021 as compared to $117,369 for the year ended December 31, 2020, representing a decrease of $117,369 or 100%. The decrease was due to there being no reimbursable development activity under the oral mucositis juvenile toxicology grant to support the evaluation of SGX942 (dusquetide) in pediatric indications during the year ended December 31, 2021.

Revenues for the Public Health Solutions business segment for the year ended December 31, 2021 were $824,268 as compared to $2,242,078 for the year ended December 31, 2020, representing a decrease of $1,417,810 or 63%. The decrease in revenues was primarily the result of grants and contracts coming to an end during the year ended December 31, 2020.

Loss from operations for the Public Health Solutions business segment for the year ended December 31, 2021 was $647,600 as compared to $85,417 for the year ended December 31, 2020, representing an increased loss of $562,183 or 658%. The loss for the year ended December 31, 2021 is attributable to the expiration of grants and contracts to offset research and development spending. Loss from operations for the Specialized BioTherapeutics business segment for the year ended December 31, 2021 was $7,280,936 as compared to $13,610,715 for the year ended December 31, 2020, representing a decreased loss of $6,329,779 or 47%. This is primarily attributed to no expenses incurred in fiscal year 2021 for patient enrollments due to the Phase 3 clinical trial of HyBryte™ and the $5,000,000 Hy Biopharma milestone expense in 2020.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2021, we had cash and cash equivalents of $26,043,897 as compared to $18,676,663 as of December 31, 2020, representing an increase of $7,367,234 or 39%. As of December 31, 2021, we had working capital of $20,278,345, representing an increase of $6,891,860 as compared to working capital of $13,386,485 for the prior year. The increase in cash and cash equivalents and working capital was primarily related to our usage of the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) offset by loan proceeds from Pontifax Medison Finance received in December 2020.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.35 million in active government grant funding still available as of December 31, 2021 to support our associated research programs through November 2022, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs; however, there can be no assurances that we can consummate such transactions;
●	We have up to $26.8 million remaining from the B. Riley Sales Agreement as of March 22, 2022 under the prospectus supplement updated August 28, 2020; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the year ending December 31, 2022 to be approximately $12.9 million before any contract or grant reimbursements, of which $11.7 million relates to the Specialized BioTherapeutics business and $1.2 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements for the same period of approximately $1.3 million to offset research and development expenses in the Specialized BioTherapeutics and Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2021 and 2020:

	2021	2020
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$616,598	$565,407
SGX942 (Dusquetide)	2,284,731	4,275,384
CiVax™	20,000	—
HyBryte™ (SGX301 or synthetic hypericin)	4,923,914	4,393,838
Other	544,144	561,538
Total	$8,389,387	$9,796,167

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$146,913	$1,663,297
SGX942 (Dusquetide)	—	78,860
CiVax™	514,436	—
SGX943	67,291	78,792
Total	728,640	1,820,949
Grand Total	$9,118,027	$11,617,116

Contractual Obligations

We have licensing fee commitments of approximately $100,000 per year for the next five years for several licensing agreements with entities, consultants and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In March 2020, we filed a prospectus supplement covering the offer and sale of up to 1,956,182 shares of our common stock, which were issued to Hy Biopharma. We were required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of HyBryte™ being successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the asset purchase agreement.

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock.

In December 2020, we entered into a $20 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we have access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period through December 2022 with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed. Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5 million each, which expired on December 15, 2021 and March 15, 2022, respectively. Interest expense incurred and paid in 2021 totaled $894,808 and $668,715, respectively.

Pontifax may elect to convert the outstanding loan drawn under the first tranche into shares of our common stock at any time prior to repayment at a conversion price of $4.10 per share. We also have the ability to force the conversion of the loan into shares of our common stock, subject to certain conditions.

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

On June 29, 2021, the SBA and JPMorgan notified us that the entire balance of this note has been forgiven. We recorded the forgiveness of the principal and accrued interest of $421,584 as a gain on forgiveness in other income on the consolidated statement of operations for the year ended December 31, 2021.

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the year ended December 31, 2021. In particular, due to delays by our third party commercial active pharmaceutical ingredient contract manufacturer of HyBryte™ we are unable to provide the pre-requisite amount of accrued stability data required to file the HyBryte™ NDA with the FDA by the first half of 2022. Therefore, the timeline for anticipated NDA filing with the FDA is being adjusted to the second half of 2022 with corresponding potential FDA approval adjusted to the second half of 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Item 9C Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 22, 2022.

Name	Age	Position
Christopher J. Schaber, PhD	55	Chairman of the Board, Chief Executive Officer and President
Gregg A. Lapointe, CPA, MBA	63	Director
Diane L Parks, MBA	69	Director
Robert J. Rubin, MD	76	Director
Jerome B. Zeldis, MD, PhD	71	Director
Jonathan Guarino, CPA, CGMA	49	Chief Financial Officer, Senior Vice President and Corporate Secretary
Oreola Donini, PhD	50	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	70	Chief Medical Officer and Senior Vice President

Christopher J. Schaber, PhD has over 30 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board on October 8, 2009. He also has served on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate council of the National Organization for Rare Disorders (“NORD”) since October 2009. He also serves on the scientific advisory board for private start-up medical device company, Simphotek, Inc. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as an executive senior officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

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

Diane L. Parks, MBA has been a director since July 2019. From February 2016 until July 2018, she served as Head of U.S. Commercial and Senior Vice President of Marketing, Sales & Market Research at Kite Pharma, Inc., a biopharma company developing cancer immunotherapy products with a primary focus on genetically engineered autologous T cell therapy with chimeric antigen receptors. From October 2014 to October 2015, Ms. Parks served as Vice President of Global Marketing at Pharmacyclics LLC, a biopharmaceutical company primarily focused on the development of cancer therapies. Prior to Pharmacyclics LLC, Ms. Parks held senior leadership roles as Vice President of Sales for Amgen, Inc., a biopharmaceutical company, representing oncology and nephrology products, and Senior Vice President of Specialty Biotherapeutics and Managed Care at Genentech, Inc., a biotechnology company that discovers, develops, manufactures and commercializes medicines to treat patients with serious or life-threatening medical conditions that was acquired by Roche Holding AG in 2009. At Genentech, she led the launches of multiple products as well as commercial development of Lucentis® and Rituxan®. Since May 2019, she has been a member of the board of directors of Calliditas Therapeutics AB (publ), a biopharmaceutical company, the shares of which are traded on the Nasdaq Stockholm Exchange, that is developing and commercializing pharmaceutical products for patients with significant unmet medical needs in niche indications. From July 2018 to November 2019, Ms. Parks has been a member of the board of managers of Healogix LLC, a global marketing research-based consultancy that helps pharmaceutical and biotechnology companies achieve successful product development and commercial clarity. Since November 2019, she has been a member of the board of directors of Kura Oncology, Inc., a clinical-stage biopharmaceutical company, the shares of which are traded on the Nasdaq Stockholm Exchange, which focuses on the discovery and development of precision medicines for cancer treatments. Since September 2020, Ms. Parks has been a member of the board of directors for a non-profit company called Lymphoma Research Foundation, which is devoted exclusively to funding lymphoma research and serving those impacted by blood cancer. Ms. Parks holds a BS from Kansas State University and an MBA in marketing from Georgia State University. She has been a commercial leader in the biotech and pharma industry for over 30 years. Ms. Parks was selected to serve as a member of our Board of Directors because of her over 30 years’ experience as a businesswoman and commercial executive with an extensive record of driving profitable growth for large pharmaceutical and biotech companies.

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

Oreola Donini, PhD, has been with our company since August 2013 and is currently our Senior Vice President and Chief Scientific Officer, a position she has held since December 2014. Dr. Donini served as our Vice President of Preclinical Research and Development from August 2013 until December 2014. She has more than 18 years’ experience in drug discovery and preclinical development with start-up biotechnology companies. From 2012 to 2013, Dr. Donini worked with ESSA Pharma Inc. as Vice President Research and Development. From 2004 to 2013, Dr. Donini worked with Inimex Pharmaceuticals Inc. (“Inimex”), lastly as Senior Director of Preclinical R&D from 2007 to 2013. Prior to joining Inimex, she worked with Kinetek Pharmaceuticals Inc., developing therapies for infectious disease, cancer and cancer supportive care. Dr. Donini is a co-inventor and leader of our SGX94 innate defense regulator technology, developed by Inimex and subsequently acquired by us. She was responsible for overseeing the manufacturing and preclinical testing of SGX94, which demonstrated efficacy in combating bacterial infections and mitigating the effects of tissue damage due to trauma, infection, radiation and/or chemotherapy treatment. These preclinical studies resulted in a successful Phase 1 clinical study and clearance of Phase 2 protocols for oral mucositis in head and neck cancer and acute bacterial skin and skin structure infections. While with ESSA Pharma Inc. as the Vice President of Research and Development, Dr. Donini led the preclinical testing of a novel N-terminal domain inhibitor of the androgen receptor for the treatment of prostate cancer. While with Kinetek Pharmaceuticals Inc., her work related to the discovery of novel kinase and phosphatase inhibitors for the treatment of cancer. Dr. Donini received her PhD from Queen’s University in Kinston, Ontario, Canada and completed her post-doctoral work at the University of California, San Francisco. Her research has spanned drug discovery, preclinical development, manufacturing and clinical development in infectious disease, cancer and cancer supportive care.

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

Nominating and
	Audit	Compensation	Corporate Governance
Director	Committee	Committee	Committee
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

Code of Ethics

We have adopted a code of ethics that applies to all our executive officers and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions). A copy of our code of ethics is publicly available on our website at www.soligenix.com under the “Investors” section. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

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

SS&A did not provide any services to us other than its services as the Compensation Committee’s independent compensation consultant, and SS&A did not receive any fees or compensation from us other than the fee it received as the independent compensation consultant. Except as described above, SS&A did not provide any services to us in 2019, 2020 or 2021. The Compensation Committee confirmed that SS&A’s work for the Compensation Committee did not create any conflicts of interest.

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2021 and 2020, respectively to our Chief Executive Officer and each of the three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation

					Option	All Other
Name	Position	Year	Salary	Bonus	Awards	Compensation	Total
Christopher J. Schaber (1)	CEO &	2021	$484,948	$96,990	$75,951	$29,520	$687,409
	President	2020	$475,439	$306,499	$133,466	$28,365	$943,769

Jonathan Guarino (2)	CFO &	2021	$224,400	$38,372	$3,893	$29,520	$296,185
	Senior VP	2020	$220,000	$45,788	$55,707	$28,296	$349,791

Oreola Donini (3)	CSO &	2021	$286,092	$53,678	$33,296	$4,783	$377,849
	Senior VP	2020	$248,745	$127,611	$97,486	$4,107	$477,949

Richard C. Straube (4)	CMO &	2021	$176,868	$29,183	$19,027	$—	$225,078
	Senior VP	2020	$173,400	$121,108	$55,707	$—	$350,215
(1)	Dr. Schaber deferred the payment of his 2021 bonus of $96,990 until January 15, 2022. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(2)	Mr. Guarino deferred the payment of his 2021 bonus of $38,372 until January 15, 2022. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(3)	Dr. Donini deferred the payment of her 2021 bonus of $53,678 until January 15, 2022. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(4)	Dr. Straube deferred the payment of his 2021 bonus of $29,183 until January 15, 2022. Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

Employment and Severance Agreements

In August 2006, we entered into a three-year employment agreement with Christopher J. Schaber, PhD. Pursuant to this employment agreement we agreed to pay Dr. Schaber a base salary of $300,000 per year and a minimum annual bonus of $100,000. Dr. Schaber’s employment agreement automatically renews every three years, unless otherwise terminated, and last was automatically renewed in December 2019 for an additional term of three years. We agreed to issue him options to purchase 12,500 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Schaber nine months of severance, as well as any accrued bonuses, accrued vacation, and we would provide health insurance and life insurance benefits for Dr. Schaber and his dependents. No unvested options shall vest beyond the termination date. Dr. Schaber’s monetary compensation (base salary of $300,000 and bonus of $100,000) remained unchanged from 2006 with the 2007 renewal. Upon a change in control of the company due to merger or acquisition, all of Dr. Schaber’s options shall become fully vested, and be exercisable for a period of five years after such change in control (unless they would have expired sooner pursuant to their terms). In the event of his death during the term of the agreement, all of his unvested options shall immediately vest and remain exercisable for the remainder of their term and become the property of Dr. Schaber’s immediate family.

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

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Schaber to $475,439. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Schaber to $484,948. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Schaber to $499,496.

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Vice President Preclinical Research & Development. Pursuant to the agreement, we have agreed to pay Dr. Donini $170,000 (CAD) per year and a targeted annual bonus of 20% of base salary. We also agreed to issue her options to purchase 40,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. In December 2014, Dr. Donini was named Chief Scientific Officer and Senior Vice President. Upon Dr. Donini’s promotion to Chief Scientific Officer, the Compensation Committee increased her targeted bonus to 30% of her annual base salary. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Donini to $248,745. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Donini to $260,000. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Donini to $280,800.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 10,000 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. On March 26, 2019, we entered into an amendment to our employment agreement with Dr. Straube. Pursuant to the amended agreement, which amendment becomes effective as of April 1, 2019, Dr. Straube will be required to devote at least 20 hours per week to the performance of his duties and we will pay him $170,000 per year. The amended employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in the amended employment agreement, we would pay Dr. Straube one month of severance. No unvested options vest beyond the termination date. On December 12, 2019, the Compensation Committee approved an increase in salary for Dr. Straube to $173,400. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Straube to $176,868. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Straube to $182,174.

On September 9, 2019, we entered into a one-year employment agreement with Jonathan Guarino, CPA, CGMA, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we have agreed to pay Mr. Guarino $220,000 per year and a targeted annual bonus of 30% of base salary. We also agreed to issue him options to purchase 40,000 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Mr. Guarino’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Mr. Guarino’s employment agreement, we would pay Mr. Guarino three months of severance, accrued salary, bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 10, 2020, the Compensation Committee approved an increase in salary for Mr. Guarino to $224,400. On December 10, 2021, the Compensation Committee approved an increase in salary for Mr. Guarino to $231,132.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2021. We have never issued Stock Appreciation Rights.

			Equity
			Incentive Plan
			Awards:
			Number of
			Securities
	Number of Securities		Underlying	Option
	Underlying Unexercised		Unexercised	Exercise	Option
	Options (#)		Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	13,000	—	—	$6.80	12/04/2022
	10,000	—	—	$20.10	12/04/2023
	10,000	—	—	$15.00	12/04/2024
	14,000	—	—	$11.30	12/30/2025
	60,000	—	—	$2.01	12/06/2027
	60,000	—	—	$0.97	12/12/2028
	56,250	3,750	3,750	$0.96	01/01/2029
	45,000	15,000	15,000	$1.24	12/11/2029
	41,250	18,750	18,750	$1.45	01/01/2030
	30,000	30,000	30,000	$2.34	12/09/2030
	26,250	33,750	33,750	$1.28	1/3/2031
	15,000	45,000	45,000	$0.78	12/8/2031

Jonathan Guarino	32,500	7,500	7,500	$0.97	09/08/2029
	7,500	2,500	2,500	$1.24	12/11/2029
	20,000	20,000	20,000	$2.34	12/09/2030
	2,046	6,139	6,139	$0.78	12/8/1931

Oreola Donini	4,000	—	—	$15.60	8/14/2023
	2,000	—	—	$20.10	12/4/2023
	3,000	—	—	$15.00	12/4/2024
	7,000	—	—	$11.30	12/30/2025
	20,000	—	—	$2.67	3/30/2027
	35,000	—	—	$2.01	12/06/2027
	40,000	—	—	$0.97	12/13/2028
	45,000	15,000	15,000	$1.24	12/11/2029
	35,000	35,000	35,000	$2.34	12/09/2030
	17,500	52,500	52,500	$0.78	12/8/2031

Richard C. Straube	10,000	—	—	$20.10	1/06/2024
	5,000	—	—	$15.00	12/04/2024
	7,000	—	—	$11.30	12/30/2025
	20,000	—	—	$2.67	3/30/2027
	35,000	—	—	$2.01	12/06/2027
	40,000	—	—	$0.97	12/13/2028
	22,500	7,500	7,500	$1.24	12/11/2029
	20,000	20,000	20,000	$2.34	12/09/2030
	10,000	30,000	30,000	$0.78	12/8/2031

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the year ended December 31, 2021.

	Fees Earned
	Paid in Cash	Option
Name	(1)	Awards (2)	Total
Gregg A. Lapointe	$60,000	$30,000	$90,000
Diane L. Parks	$47,500	$30,000	$77,500
Robert J. Rubin	$52,500	$30,000	$82,500
Jerome B. Zeldis	$50,000	$30,000	$80,000
(1)	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees is paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.
(2)	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 15,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of our stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 22, 2022, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares of
	Common
	Stock
	Beneficially	Percent
Name of Beneficial Owner	Owned **	of Class
Christopher J. Schaber (1)	499,595	1.2%
Gregg A. Lapointe (2)	107,903	*
Diane L. Parks (3)	90,660	*
Robert J. Rubin (4)	107,409	*
Jerome B. Zeldis (5)	123,441	*
Jonathan Guarino (6)	76,625	*
Oreola Donini (7)	212,250	*
Richard Straube (8)	176,375	*
All directors and executive officers as a group (8 persons)	1,394,258	3.2%
(1)	Includes 70,095 shares of common stock owned by Dr. Schaber, options to purchase 429,500 shares of common stock exercisable within 60 days of March 22, 2022. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(2)	Includes 7,379 shares of Common Stock and options to purchase 100,524 shares of Common Stock exercisable within 60 days of March 22, 2022. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(3)	Includes 14,940 shares of Common Stock and options to purchase 75,720 shares of Common Stock exercisable within 60 days of March 22, 2022. The address of Ms. Parks is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(4)	Includes 4,385 shares of Common Stock, options to purchase 103,024 shares of Common Stock exercisable within 60 days of March 22, 2022. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(5)	Includes 22,917 shares of Common Stock and options to purchase 100,524 shares of Common Stock exercisable within 60 days of March 22, 2022. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(6)	Includes options to purchase 11,000 shares of Common Stock and options to purchase 65,625 shares of Common Stock exercisable within 60 days of March 22, 2022. The address of Mr. Guarino is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(7)	Includes options to purchase 212,250 shares of Common Stock owned by Dr. Donini exercisable within 60 days of March 22, 2022. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(8)	Includes options to purchase 176,375 shares of Common Stock owned by Dr. Straube exercisable within 60 days of March 22, 2022. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
*	Indicates less than 1%.

**

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 22, 2022 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 42,954,091 shares of Common Stock outstanding as of March 22, 2022.

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

The following table sets forth certain information, as of December 31, 2021, with respect to the following compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

●	all compensation plans previously approved by our security holders; and
●	all compensation plans not previously approved by our security holders.

Number of
Securities
Remaining
Available for
Future
	Number of		Issuance
	Securities to	Weighted-	Under Equity
	be Issued	Average	Compensation
	upon Exercise	Exercise	Plans
	of	Price of	(excluding
	Outstanding	Outstanding	securities
	Options,	Options,	reflected in
	Warrants and	Warrants and	the first
Plan Category	Rights	Rights	column)
Equity compensation plans approved by security holders (1)	2,115,825	$2.48	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,115,825	$2.48	—
(1)	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Equity Incentive Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

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

We are party to a registration rights agreement with certain stockholders. The agreement provides that the stockholders have the right to require that we register its shares under the Securities Act for sale to the public, subject to certain conditions. The stockholders also have piggyback registration rights, which means that, if not already registered, they have the right to include their shares in any registration that we effect under the Securities Act, subject to specified exceptions. We must pay all expenses incurred in connection with the exercise of these demand registration rights.

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2021 and 2020 by EisnerAmper LLP.

	2021	2020
Audit fees	$167,041	$173,380
Tax fees	13,520	12,250
Total	$180,561	$185,630

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

3.8	Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

4.1	Form of Warrant to be issued to Aegis Capital Corp. (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on October 31, 2017).

4.2

Form of Warrant to be issued to each investor in the June 2018 registered public offering Form of Warrant to (incorporated by reference to Exhibit 4.8 included in our Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-225226) filed on June 20, 2018).

4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.9 included in our Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-225226) filed on June 18, 2018).

4.4	Description of Securities. *

4.5

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

10.8

First Amendment to Employment Agreement dated as of July 12, 2011, between the Company and Christopher J. Schaber, PhD(incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 14, 2011).**

10.9

Amendment to the Exclusive License Agreement dated as of July 26, 2011, between George McDonald, MD and the Company(incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on July 28, 2011).

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

10.13

Contract HHSO100201300023C dated September 18, 2013 between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 24, 2013). †

10.14

Contract HHSN272201300030C dated September 24, 2013 by and between the Company and the National Institutes of Health(incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 30, 2013). †

10.15

Employment Agreement dated as of January 6, 2014 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 8, 2014). **

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

10.18

Contract HHSN272201400039C dated September 17, 2014 by and between the Company and the National Institutes of Health(incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 23, 2014). †

10.19

Lease Agreement dated November 21, 2014, between the Company and CPP II, LLC (incorporated by reference to Exhibit 10.42 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

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

10.22

First Amendment to Employment Agreement dated as of April 1, 2019 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.**

10.23

Soligenix, Inc. 2015 Equity Incentive Plan, as amended on as amended on June 18, 2017, September 27, 2018 and September 6, 2019 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 11, 2019).

10.24

Employment Agreement dated as of September 6, 2019 between the Company and Jonathan L. Guarino (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on September 11, 2019).**

10.25

Second Amendment to Employment Agreement dated as of January 2, 2020, between Soligenix, Inc. and Christopher J. Schaber, PhD(incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on January 3, 2020).**

10.26

Amendment No. 1 to At Market Issuance Sales Agreement dated August 28, 2020 between Soligenix, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on August 28, 2020).

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

21.1	Subsidiaries of the Company. *

23.1	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.
	By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 29, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

Chairman of the Board, Chief Executive Officer
/s/ Christopher J. Schaber	and	March 29, 2022
Christopher J. Schaber, PhD	President (principal executive officer)

/s/ Gregg A. Lapointe	Director	March 29, 2022
Gregg A. Lapointe, CPA

/s/ Diane L. Parks	Director	March 29, 2022
Diane L. Parks, MBA

/s/ Robert J. Rubin	Director	March 29, 2022
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 29, 2022
Jerome B. Zeldis, MD, PhD

/s/ Jonathan Guarino Jonathan	Chief Financial Officer, Senior Vice President, and	March 29, 2022
Guarino, CPA, CGMA	Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$26,043,897	$18,676,663
Contracts and grants receivable	138,889	203,774
Research and development incentives receivable	103,832	361,096
Prepaid expenses and other current assets	282,903	225,473
Total current assets	26,569,521	19,467,006
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $167,848 and $154,769	22,220	23,510
Deferred issuance cost	20,266	53,523
Right-of-use lease assets	106,155	228,027
Research and development incentives receivable	121,238	73,142
Other assets	7,750	23,250
Total assets	$26,869,927	$19,891,235

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,925,544	$2,129,844
Accrued expenses	2,956,545	2,638,308
Accrued compensation	302,936	875,096
Paycheck Protection Program loan	—	324,979
Lease liabilities - current	106,151	112,294
Total current liabilities	6,291,176	6,080,521
Non-current liabilities:
Convertible debt, net of debt discount of $143,847 and $140,261	9,856,153	9,859,739
Paycheck Protection Program loan, net of current	—	92,851
Lease liabilities, net of current	—	116,296
Total liabilities	16,147,329	16,149,407
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 42,873,445 shares and 30,643,656 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	42,873	30,644
Additional paid-in capital	216,402,890	196,949,655
Accumulated other comprehensive income/(loss)	41,942	(24,337)
Accumulated deficit	(205,765,107)	(193,214,134)
Total shareholders’ equity	10,722,598	3,741,828
Total liabilities and shareholders’ equity	$26,869,927	$19,891,235

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	Year Ended
	December 31,
	2021	2020
Revenues:
Contract revenue	$33,351	$1,930,533
Grant revenue	790,917	428,914
Total revenues	824,268	2,359,447
Cost of revenues	(728,640)	(1,820,949)
Gross profit	95,628	538,498
Operating expenses:
Research and development	8,389,387	9,796,167
General and administrative	4,847,126	4,328,838
Research and development expense – milestone	—	5,000,000
Total operating expenses	13,236,513	19,125,005
Loss from operations	(13,140,885)	(18,586,507)
Other (expense)/income:
Gain on forgiveness of PPP loan	421,584	—
Foreign currency transaction loss	(39,361)	(23,385)
Interest expense, net	(862,577)	(10,882)
Research and development incentives	174,770	95,359
Other income	30,754	—
Total other (expense)/income	(274,830)	61,092
Net loss before income taxes	(13,415,715)	(18,525,415)
Income tax benefit	864,742	836,893
Net loss applicable to common stockholders	$(12,550,973)	$(17,688,522)
Basic and diluted net loss per share	$(0.31)	$(0.64)
Basic and diluted weighted average common shares outstanding	40,132,182	27,486,949

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2021 and 2020

	Year Ended
	December 31,
	2021	2020
Net loss	$(12,550,973)	$(17,688,522)
Other comprehensive loss:
Foreign currency translation adjustments	66,279	20,673
Comprehensive loss	$(12,484,694)	$(17,667,849)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2021 and 2020

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Total
Balance, December 31, 2019	21,753,124	$21,753	$177,006,004	$(45,010)	$(175,525,612)	$1,457,135
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	6,438,431	6,439	14,191,721	—	—	14,198,160
Cost associated with issuance of common stock	—	—	(580,456)	—	—	(580,456)
Issuance of common stock for milestone	1,956,182	1,956	4,998,044	—	—	5,000,000
Issuance of common stock to vendors	30,000	30	58,970	—	—	59,000
Exercise of warrants	460,161	460	860,458	—	—	860,918
Exercise of common stock options	5,758	6	4,981	—	—	4,987
Share-based compensation expense	—	—	409,933	—	—	409,933
Foreign currency translation adjustment	—	—	—	20,673	—	20,673
Net loss	—	—	—	—	(17,688,522)	(17,688,522)
Balance, December 31, 2020	30,643,656	$30,644	$196,949,655	$(24,337)	$(193,214,134)	$3,741,828
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	12,174,515	12,174	19,693,473	—	—	19,705,647
Cost associated with issuance of common stock			(655,156)	—	—	(655,156)
Issuance of common stock to vendors	25,000	25	27,475	—	—	27,500
Exercise of warrants	20	—	79	—	—	79
Exercise of common stock options	30,254	30	25,805	—	—	25,835
Share-based compensation expense	—	—	361,559	—	—	361,559
Foreign currency translation adjustment	—	—	—	66,279	—	66,279
Net loss	—	—	—	—	(12,550,973)	(12,550,973)
Balance, December 31, 2021	42,873,445	$42,873	$216,402,890	$41,942	$(205,765,107)	$10,722,598

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

+	2021	2020
Operating activities:
Net loss	$(12,550,973)	$(17,688,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	34,161	62,372
Non-cash lease expense	116,290	130,670
Share-based compensation	361,559	409,933
Issuance of common stock for milestone	—	5,000,000
Issuance of common stock to vendors	27,500	59,000
Deferred issuance costs written off	—	61,609
Amortization of deferred issuance costs associated with convertible debt	41,926	1,205
Gain on forgiveness of PPP loan	(421,584)	—
Change in operating assets and liabilities:
Contracts and grants receivable	64,885	815,061
Prepaid expenses and other current assets	(57,430)	384,424
Security deposit	—	(20)
Research and development incentives receivable	205,237	21,924
Operating lease liability	(116,290)	(131,845)
Accounts payable and accrued expenses	1,127,259	(1,157,160)
Accrued compensation	(572,160)	576,923
Net cash used in operating activities	(11,739,620)	(11,454,426)

Investing activities:
Purchases of office furniture and equipment	(11,789)	(7,147)
Net cash used in investing activities	(11,789)	(7,147)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	19,705,647	14,198,160
Costs associated with B. Riley At Market Issuance Sales Agreement	(621,899)	(656,264)
Proceeds from the exercise of warrants	79	860,918
Proceeds from the exercises of stock options	25,835	4,987
Proceeds from convertible debt	—	10,000,000
Costs associated with issuance of convertible debt	(45,512)	(141,466)
Principal repayment – financing lease	(6,149)	(7,516)
Proceeds from paycheck protection program	—	417,830
Net cash provided by financing activities	19,058,001	24,676,649
Effect of exchange rate on cash and cash equivalents	60,642	40,879
Net increase in cash and cash equivalents	7,367,234	13,255,955
Cash and cash equivalents at beginning of period	18,676,663	5,420,708
Cash and cash equivalents at end of period	$26,043,897	$18,676,663
Supplemental information:
Cash paid for state income taxes	$7,727	$4,021
Cash paid for interest	$668,715	$34,406
Cash paid for lease liabilities:
Operating lease	$133,300	$141,050
Financing lease	$6,408	$8,544
Non-cash activities:
Right-of use assets and lease liabilities recorded	$—	$240,727
Deferred issuance cost reclassified to additional-paid-in capital	$33,257	$67,733

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic (hypericin), a novel photodynamic therapy (“PDT”) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study complete, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the United States (“U.S.”). Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, the Company’s first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203).

The Company’s Public Health Solutions business segment includes active development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, its therapeutic candidate for antibiotic resistant and emerging infectious disease, and vaccine programs, including a program targeting filoviruses (such as Marburg and Ebola) and a program developing CiVax™, its vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs is currently supported by the heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority (“BARDA”) and the Defense Threat Reduction Agency (“DTRA”).

The Company generates revenues under government grants primarily from the National Institutes of Health (“NIH”) and government contracts from the NIAID. The Company has a subcontract of approximately $700,000 from a NIAID grant over five years for its thermostabilization technology, a DTRA subcontract of approximately $600,000 over three years for SGX943 and a subcontract of approximately $1.5 million from a NIAID grant over two years for development of CiVax™. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the U.S. Food and Drug Administration (the “FDA”) regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2021, the Company had an accumulated deficit of $205,765,107. During the year ended December 31, 2021, the Company incurred a net loss of $12,550,973 and used $11,739,620 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be largely determined by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the B. Riley Sales Agreement with B. Riley, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next 12 months from issuance of the financial statements.

As of December 31, 2021, the Company had cash and cash equivalents of $26,043,897 as compared to $18,676,663 as of December 31, 2020, representing an increase of $7,367,234 or 39%. As of December 31, 2021, the Company had working capital of $20,278,345 as compared to working capital of $13,386,485, for the prior year, representing an increase of 51%. The increase in cash and cash equivalents was primarily the result of proceeds from financing activities partially offset by cash used in operations.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL, as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that the SGX942 Phase 3 DOM-INNATE (Dusquetide treatment in Oral Mucositis – by modulating INNATE Immunity) clinical trial, having missed its primary endpoint, would not support a potential marketing authorization and that a second Phase 3 study would be needed, analyze the DOM-INNATE study full dataset and design a second Phase 3 study; attempt to identify a potential partner(s) to continue this development program.

●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.35 million in active government grant funding still available as of December 31, 2021 to support its associated research programs through November 2022, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions;
●	The Company has up to $26.8 million remaining from the B. Riley Sales Agreement as of March 22, 2022 under the prospectus supplement updated August 13, 2021; and

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Reclassifications

Certain amounts in the statement of operations for the year ended December 31, 2020 were reclassified to conform to the current year presentation.

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. The Company divides its operations into two operating segments: Specialized BioTherapeutics and Public Health Solutions.

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

Website Development Costs

In February 2019, Altamont Pharmaceutical Holdings, LLC (“Altamont”), a company which owned 5% or more of the Company’s shares of common stock at the time, signed a service agreement with a third-party vendor to re-develop the Company’s website. Upon completion of the project at the end of June 2019, the Company capitalized the related website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs.” During the quarter ended September 30, 2019, the Company began amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company will also review its capitalized website development costs periodically for impairment. Website amortization expense for 2021 and 2020 was $15,500 and $15,500, respectively, and accumulated amortization was $38,750 and $23,250, respectively, as of December 31, 2021 and 2020. Website development costs are included in the other assets in the accompanying consolidated balance sheets.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2021 or 2020.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The fair value of options issued during the years ended December 31, 2021 and 2020 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 84% - 87% for 2021 and 77% - 85% for 2020; and
●	risk-free interest rates ranging from 0.27% to 1.13% in 2021 and 0.22% to 1.66% in 2020.

The fair value of each option grant made during 2021 and 2020 was recognized as share-based compensation ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly-owned subsidiary in the United Kingdom (“UK”) from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. In 2021 and 2020, the Company recognized foreign currency transaction losses of $39,361 and $23,385, respectively, in its consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $864,742 and $836,893 from the sale of New Jersey NOL carryforwards during the years ended December 31,

2021 and 2020, respectively, The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2021 and 2020. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2021 or 2020.

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

The research and development incentive receivable represents an amount due in connection with the above program. The Company has recorded a research and development incentive receivable of approximately $225,000 and $434,000 as of December 31, 2021 and 2020, respectively in the consolidated balance sheets.

	Current	Long-Term	Total
Balance at December 31, 2020	$361,096	$73,142	$434,238
UK research and development incentives, transfer	73,142	(73,142)	—
UK research and development incentives	—	122,877	122,877
Additional 2019 incentive earned	51,893	—	51,893
UK research and development incentives cash receipt	(383,933)	—	(383,933)
Foreign currency translation	1,634	(1,639)	(5)
Balance at December 31, 2021	$103,832	$121,238	$225,070

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

	December 31,	December 31,
	2021	2020
Common stock purchase warrants	3,328,072	5,731,477
Stock options	2,115,825	1,933,804
Total	5,443,897	7,665,281

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions such as the fair value of stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey and a lease for a copy machine in the office as an operating lease and a financing lease, respectively, and recorded related right-of-use lease assets and lease liabilities accordingly. As of December 31, 2021 and 2020, the Company’s consolidated balance sheets included a right-of-use lease asset of $106,155 and $222,445 for the office space and $0 and $5,582 for the copy machine, respectively. Lease liabilities in the Company’s consolidated balance sheets as of December 31, 2021 and 2020 included corresponding lease liabilities of $106,151 and $112,294 for the office space and $0 and $6,149 for the copy machine, respectively.

The following represent a reconciliation of contractual lease cash flows to the right-of-use lease assets and liabilities recognized in the financial statements:

	Operating	Financing
	Lease	Lease
Contractual cash payments for the remaining lease term as of December 31, 2021:
2022	$111,083	$—
Total	$111,083	$—
Discount rate applied	10%	10%
Remaining lease term (months) as of December 31, 2021	10	—

Right-of-use lease asset:
Right-of-use lease asset, January 1,2020	$112,388	$13,025
Add: new lease extension	240,727	—
Less: reduction/amortization	130,670	7,443
Right-of-use lease asset, December 31, 2020	222,445	5,582
Less: reduction/amortization	116,290	5,582
Right-of-use lease asset, December 31, 2021	$106,155	$—

Lease liability:
Lease liability, January 1, 2020	$113,559	$13,665
Add: new lease extension	240,727
Less: repayments	131,845	7,516
Lease liability, December 31, 2020	222,441	6,149
Less: repayments	116,290	6,149
Lease liability, December 31, 2021	$106,151	$—

Lease expenses for the year ending December 31, 2020:
Lease expense	$139,876	$—
Amortization expense	—	7,443
Interest expense	—	1,028
Total	$139,876	$8,471

Lease expenses for the year ending December 31, 2021:
Lease expense	$133,300	$—
Amortization expense	—	5,582
Interest expense	—	259
Total	$133,300	$5,841

Note 4.Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31,
	2021	2020
Clinical trial expenses	$2,911,960	$2,510,111
Other	44,585	128,197
Total	$2,956,545	$2,638,308

Note 5.Debt

On December 16, 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period through December 2022 with an interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain insurance coverage. Upon the closing of this transaction, the Company accessed the first tranche of $10 million, had the option to draw the second tranche of $5 million at any time over during the initial 12 months of the loan and the third tranche of $5 million upon filing of the HyBryte™ new drug application, subject to certain conditions. The Company has elected to let both the second and third tranches expire as of December 15, 2021 and March 15, 2022, respectively. Interest expense incurred during the years ended December 31, 2021 and 2020 was $894,808 and $34,306, respectively. Interest expense paid during the years ended December 31, 2021 and 2020 was $668,715 and $34,306, respectively. The Company amortized $41,926 and $1,205 of issuance costs during the years ended December 31, 2021 and 2020, respectively. The net deferred issuance costs of $143,847 has been recorded as a reduction of the carrying value of the $10,000,000 convertible debt borrowed as of December 31, 2021.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $4.10 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Principal and interest payments due, assuming no conversion is as follows:

Year	Principal	Interest	Total
2022	$—	$847,000	$847,000
2023	4,000,000	719,138	4,719,138
2024	4,000,000	380,338	4,380,338
2025	2,000,000	60,566	2,060,566
Total	$10,000,000	$2,007,042	$12,007,042

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

The Loan had a term of two years, was unsecured, and was guaranteed by the Small Business Administration (“SBA”). The Loan bore interest at a fixed rate of 0.98% per annum, with interest and principal deferred during the eight-week or twenty-four-week following the Loan origination date (“the loan forgiveness period”) and subsequent 10 months. Some or all of the Loan was eligible for forgiveness if at least 60% of the Loan proceeds were used by the Company to cover payroll costs, including benefits and if the Company maintains its employment and compensation within certain parameters during the forgiveness period and complied with other relevant conditions. The Company used the proceeds for purposes consistent with the PPP and met the conditions for the forgiveness of the Loan.

On June 29, 2021, the SBA and JPMorgan notified the Company that the entire balance of this note has been forgiven.  The Company recorded the forgiveness of the principal and accrued interest of $421,584 as a gain on forgiveness in other income on the consolidated statement of operations.

Note 6. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Federal	$—	$—
Foreign	—	—
State	(864,742)	(836,893)
Income tax benefit	$(864,742)	$(836,893)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carry forwards	$28,065,000	$27,022,000
Orphan drug and research and development credit carry forwards	8,605,000	8,149,000
Equity based compensation	264,000	264,000
Intangibles	1,953,000	817,000
Total	38,887,000	36,252,000
Valuation allowance	(38,887,000)	(36,252,000)
Net deferred tax assets	$—	$—

The Company had gross NOLs at December 31, 2021 of approximately $123,800,000 for federal tax purposes, approximately $25,200,000 for state tax purposes and approximately $1,400,000 for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8,605,000 of various tax credits which credit the Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and local jurisdictions. During the year ended December 31, 2021 in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carry forwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $864,742 of income tax benefit, net of transaction costs. The Company has not yet sold its 2021 New Jersey NOLs but may do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Federal tax at statutory rate	(21.0)%	(21.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(7.6)	(5.8)
Foreign tax rate difference	0.1	0.1
Orphan drug and research and development credits	(4.3)	4.8
Permanent differences	1.3	1.4
Foreign NOL adjustments	0.6	0.4
Expiration of tax attributes	4.9	6.9
Change in valuation allowance	19.6	8.7
Income tax benefit	(6.4)%	(4.5)%

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2021, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from 2011, the earliest year with a net operating loss carryover, because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2021 and 2020.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2021:

●	During the year ended December 31, 2021, the Company issued 20 shares of common stock as a result of a warrant exercise. The weighted average exercise price per share was $3.95.
●	During the year ended December 31, 2021, the Company issued 12,174,515 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $1.62 per share.
●	During the year ended December 31, 2021, the Company issued 30,254 shares of common stock as a result of option exercises. The weighted average exercise price per share was $0.85.
●	The Company issued a vendor 25,000 fully vested shares of common stock with a fair value of $1.10 per share on September 29, 2021.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2020:

●	The Company issued 10,000 shares of restricted common stock on January 8, 2020, February 10, 2020 and March 12, 2020 for a total of 30,000 shares to a vendor as consideration for its service performed. The fair values for the shares issued were $1.68, $2.25 and $1.97 per share, respectively. The shares were fully vested on the date of grant and resulted in the recognition of $59,000 of expense during the year ended December 31, 2020.
●	On March 23, 2020, the Company issued 1,956,182 fully vested shares of common stock to Hy Biopharma, Inc. (“Hy Biopharma”) as payment for a milestone. The fair value of the shares was $2.56 per share.

●	On November 25, 2020, the Company increased its authorized shares of common stock from 50,000,000 to 75,000,000.
●	During the year ended December 31, 2020, the Company issued 460,161 shares of common stock as a result of warrant exercises and 5,758 shares of common stock as a result of option exercises. The weighted average exercise price per warrant and option was $1.87 and $1.19, respectively. The cash exercise price of $1,882 for 2,189 shares issued upon the exercise of such options was received in December 2019.
●	During the year ended December 31, 2020, the Company issued 6,438,431 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $2.21 per share.

All issuances of the Company’s common stock for the years ended December 31, 2021 and 2020 described above, other than shares issued under the B. Riley Sales Agreement and those issued to Hy Biopharma, were issued under the 2015 Plan and are registered on a Registration Statement on Form S-8 (SEC File No. 333-208515). However, as shares of common stock are not covered by a reoffer prospectus, the certificates evidencing such shares reflect a Securities Act of 1933, as amended, restrictive legend. The shares issued to Hy Biopharma and those issued under the B. Riley Sales Agreement were registered on a Registration Statement on Form S-3 (SEC File No. 333-239928).

B. Riley At Market Issuance Sales Agreement

On August 11, 2017, the Company entered into the B. Riley Sales Agreement to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program under which B. Riley acts as sales agent. Under the B. Riley Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The B. Riley Sales Agreement provides that B. Riley is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the B. Riley Sale Agreement. The Company has no obligation to sell any shares under the B. Riley Sales Agreement, and may suspend solicitation and offers under the B. Riley Sales Agreement at any time.

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

On August 13, 2021, the Company filed a prospectus supplement to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30.0 million under the July 2020 Registration Statement. As of March 22, 2022, there was $26.8 million available for the sale of common stock under the B. Riley Sales Agreement.

Note 8. Related Party Transaction

In February 2019, the Company issued Altamont, a company which owned 5% or more of the Company’s shares of common stock at the time, 12,845 shares of the Company’s common stock with a fair value of $9,120 as consideration for its contractual investor relations and web hosting services. The Company recognized $2,550 of expense for the services provided during the year ended December 31, 2020.

Note 9. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”) was replaced by the 2015 Plan, which was approved in June 2015. No securities are available for future issuance under the 2005 Plan. As of December 31, 2021, there are no shares currently available for grants under the 2015 Plan. In accordance with the 2015 Plan and the rules of the Nasdaq Stock Market, any additional grants offered may not be exercised until the Company’s stockholders approve an amendment increasing the number of shares authorized for issuance under the 2015 Plan. The plan is divided into four separate equity programs:

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
4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

Shares available for grant under the 2015 Plan were as follows:

Shares available for grant at January 1, 2021	214,689
Options granted	(452,189)
Options forfeited	207,246
Options exercised	30,254
Shares available for grant at December 31, 2021	—

Activity under the 2005 Plan and the 2015 Plan for the years ended December 31, 2021 and 2020

		Weighted
		Average
		Exercise
	Options	Price
Balance outstanding at December 31, 2019	1,506,972	$3.77
Granted	520,812	2.17
Forfeited	(88,222)	13.06
Exercised	(5,758)	1.19
Balance outstanding at December 31, 2020	1,933,804	$2.96
Granted	452,189	0.91
Forfeited	(239,914)	3.65
Exercised	(30,254)	0.85
Balance outstanding at December 31, 2021	2,115,825	$2.48

As of December 31, 2021, there were 1,548,346 options exercisable with a weighted average exercise price of $2.89 and a weighted average remaining contractual term of 6.92 years. As of December 31, 2021, there were 2,115,825 options outstanding with a weighted average remaining term of 7.55 years. Options outstanding as of December 31, 2021 had no intrinsic value. Options exercised during the year ended December 31, 2021 had an intrinsic value of approximately $7,000 on the dates of exercise.

The Company awarded 452,189 and 520,812 stock options during the years ended December 31, 2021 and 2020, respectively, which had a weighted average grant date fair value per share of $0.56 and $0.97, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2021 was:

	Weighted
	Average
	Remaining
	Contractual	Outstanding	Exercisable
Price Range	Life in Years	Options	Options
$0.71-$3.00	7.97	1,941,203	1,373,724
$6.40-$15.60	3.13	129,310	129,310
$20.10-$22.60	2.00	45,312	45,312
Total	7.55	2,115,825	1,548,346

The Company’s share-based compensation expense for the years ended December 31, 2021 and 2020 was recognized as follows:

Share-based compensation	2021	2020
Research and development	$158,478	$195,560
General and administrative	203,081	214,373
Total	$361,559	$409,933

At December 31, 2021, the total compensation cost for stock options not yet recognized was approximately $457,000 and will be expensed over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2021 and 2020 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance at December 31, 2019	6,192,711	$2.88
Granted	—	—
Exercised	(461,234)	1.87
Expired	—	—
Balance at December 31, 2020	5,731,477	$2.96
Granted	—	—
Exercised	(20)	3.95
Expired	(2,403,385)	3.95
Balance at December 31, 2021	3,328,072	$2.25

The remaining life, by grant date, for outstanding warrants at December 31, 2021 was:

		Remaining
	Exercise	Contractual	Outstanding	Exercisable
Grant Date	Price	Life in Years	Warrants	Warrants
11/1/2017	$2.50	0.83	49,872	49,872
3/29/2018	$1.95	1.24	10,000	10,000
7/2/2018	$2.25	0.01	3,268,200	3,268,200
Total			3,328,072	3,328,072

Note 10. Concentrations

At December 31, 2021 and 2020, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $250,000 by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 11. Commitments and Contingencies

The Company has commitments of approximately $100,000 per year for the next five years at December 31, 2021 for several licensing agreements with consultants and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to $7.9 million and/or royalties up to 6% of net sales of covered products, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur. In June 2018, the Company paid approximately $197,000 in milestone payments.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 184,912 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3,750,000. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. The Company is required to issue Hy Biopharma shares of common stock upon the achievement of certain milestones. In March 2020, the Company issued 1,956,182 fully vested shares of common stock to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $2.56 per share, based upon a formula set forth in the purchase agreement. Provided all future success-oriented milestones are attained, the Company will be required to make additional payments of up to $5.0 million, if and when achieved. Payments will be payable in restricted securities of the Company provided they do not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2021, no other milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

	Research and	Property and
Year	Development	Other Leases	Total
2022	$100,000	$111,083	$211,083
2023	100,000	—	100,000
2024	100,000	—	100,000
2025	100,000	—	100,000
2026	100,000	—	100,000
Total	$500,000	$111,083	$611,083

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

Note 12. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended
	December 31,
	2021	2020
Revenues
Specialized BioTherapeutics	$—	$117,369
Public Health Solutions	824,268	2,242,078
Total	$824,268	$2,359,447

Loss from Operations
Specialized BioTherapeutics	$(7,280,936)	$(13,610,715)
Public Health Solutions	(647,600)	(85,417)
Corporate	(5,212,349)	(4,890,375)
Total	$(13,140,885)	$(18,586,507)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$7,804	$11,839
Public Health Solutions	16,801	21,672
Corporate	9,556	28,861
Total	$34,161	$62,372

Other (Expense)/Income, Net
Specialized BioTherapeutics	$135,409	$71,974
Corporate	(410,239)	(10,882)
Total	$(274,830)	$61,092

Share-Based Compensation
Specialized BioTherapeutics	$136,594	$148,107
Public Health Solutions	21,884	47,453
Corporate	203,081	214,373
Total	$361,559	$409,933

	As of December 31,
	2021	2020
Identifiable Assets
Specialized BioTherapeutics	$128,645	$176,447
Public Health Solutions	146,296	147,784
Corporate	26,594,986	19,567,004
Total	$26,869,927	$19,891,235

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Soligenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrual for Clinical Trial Expenses

As described in Note 2 to the financial statements, the Company is required to estimate at each balance sheet date its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The Company recorded clinical trial accruals of $2.9 million, which are included in accrued expenses on the December 31, 2021 consolidated balance sheet. The amounts recorded for clinical trial accruals represent the Company’s estimate of the unpaid clinical trial expenses based on the progress of the research and development services for clinical trials compared to the amounts paid for clinical trials through December 31, 2021.

We identified management’s estimate of the accruals for clinical trial expenses as a critical audit matter due to the significant management judgement and subjectivity in estimating the accruals. Auditing the Company’s clinical trial accruals involved a high degree of subjectivity due to the significant estimation required in determining the progress to completion of specific tasks conducted under the Company’s clinical trials and the costs of those tasks that will be invoiced by the vendors, clinical research organizations and consultants and under clinical site agreements subsequent to the date that the financial statements are issued.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over management’s estimation process, including the process of estimating the expenses incurred to date based on the status of the clinical trials, the significant assumptions about the status of research and development services incurred and the completeness and accuracy of the data used to calculate the estimates. We performed procedures over the clinical trial accruals that included, among others, reading selected agreements and change orders with the vendors, clinical research organizations and consultants, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and calculating the amounts that were unpaid at the balance sheet date. We made direct inquiries of financial and clinical personnel on the status of the clinical trials, progress to completion of clinical trials, method of allocating contractual charges to specific tasks performed during the clinical trials, and the status of change orders. We compared the current estimate of expenses incurred to estimates previously made by management and assessed the historical accuracy of management’s previous estimates. We also examined invoices issued and payments made to service providers after the consolidated balance sheet date.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 29, 2022