Form 10-Q
period 2022-03-31
SOLIGENIX, INC.
filed 2022-05-13
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 6, 2022, 43,050,245 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$22,875,679	$26,043,897
Contracts and grants receivable	123,692	138,889
Research and development incentives receivable	121,238	103,832
Prepaid expenses and other current assets	353,635	282,903
Total current assets	23,474,244	26,569,521
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $172,204 and $167,848	27,686	22,220
Deferred issuance cost	20,266	20,266
Right-of-use lease assets	75,230	106,155
Research and development incentives receivable	50,566	121,238
Other assets	3,875	7,750
Total assets	$23,674,644	$26,869,927

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,518,174	$2,925,544
Accrued expenses	2,592,296	2,956,545
Accrued compensation	38,050	302,936
Lease liabilities - current	75,230	106,151
Total current liabilities	7,223,750	6,291,176
Non-current liabilities:
Convertible debt, net of debt discount of $133,605 and $143,847	9,866,395	9,856,153
Total liabilities	17,090,145	16,147,329
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 42,954,091 shares and 42,873,445 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	42,954	42,873
Additional paid-in capital	216,531,081	216,402,890
Accumulated other comprehensive income	124,592	41,942
Accumulated deficit	(210,114,128)	(205,765,107)
Total shareholders’ equity	6,584,499	10,722,598
Total liabilities and shareholders’ equity	$23,674,644	$26,869,927

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Contract revenue	$50,000	$33,351
Grant revenue	138,063	114,242
Total revenues	188,063	147,593
Cost of revenues	(92,213)	(122,360)
Gross profit	95,850	25,233
Operating expenses:
Research and development	1,746,768	1,309,522
General and administrative	2,551,710	949,318
Total operating expenses	4,298,478	2,258,840
Loss from operations	(4,202,628)	(2,233,607)
Other expense:
Foreign currency transaction (loss)/gain	(108,293)	27,253
Interest expense, net	(201,472)	(213,505)
Research and development incentives	163,372	57,381
Total other expense	(146,393)	(128,871)
Net loss applicable to common stockholders	$(4,349,021)	$(2,362,478)
Basic and diluted net loss per share	$(0.10)	$(0.06)
Basic and diluted weighted average common shares outstanding	42,920,040	36,818,154

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three  Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(4,349,021)	$(2,362,478)
Other comprehensive loss:
Foreign currency translation adjustments	82,650	(11,338)
Comprehensive loss	$(4,266,371)	$(2,373,816)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2021	42,873,445	$42,873	$216,402,890	$41,942	$(205,765,107)	$10,722,598
Issuance of common stock to vendors	80,646	81	49,920	—	—	50,001
Share-based compensation expense	—	—	78,271	—	—	78,271
Foreign currency translation adjustment	—	—	—	82,650	—	82,650
Net loss	—	—	—	—	(4,349,021)	(4,349,021)
Balance, March 31, 2022	42,954,091	$42,954	$216,531,081	$124,592	$(210,114,128)	$6,584,499

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, December 31, 2020	30,643,656	$30,644	$196,949,655	$(24,337)	$(193,214,134)	$3,741,828
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	9,376,792	9,376	16,386,230	—	—	16,395,606
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(539,897)	—	—	(539,897)
Exercise of common stock options	13	—	51	—	—	51
Share-based compensation expense	—	—	94,805	—	—	94,805
Foreign currency translation adjustment	—	—	—	(11,338)	—	(11,338)
Net loss	—	—	—	—	(2,362,478)	(2,362,478)
Balance, March 31, 2021	40,020,461	$40,020	$212,890,844	$(35,675)	$(195,576,612)	$17,318,577

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Operating activities:
Net loss	$(4,349,021)	$(2,362,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	8,232	8,899
Non-cash lease expense	30,925	27,995
Share-based compensation	78,271	94,805
Issuance of common stock to vendors	50,001	—
Amortization of deferred issuance costs associated with convertible debt	10,242	10,155
Change in operating assets and liabilities:
Contracts and grants receivable	15,197	42,050
Prepaid expenses and other current assets	(70,732)	(245,384)
Research and development incentives receivable	55,466	327,293
Operating lease liability	(30,921)	(27,996)
Accounts payable and accrued expenses	1,228,383	(1,032,095)
Accrued compensation	(264,886)	(828,471)
Net cash used in operating activities	(3,238,843)	(3,985,227)

Investing activities:
Purchases of office furniture and equipment	(9,823)	—
Net cash used in investing activities	(9,823)	—

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	—	16,395,606
Costs associated with B. Riley At Market Issuance Sales Agreement	—	(492,445)
Proceeds from the exercise of warrants	—	51
Costs associated with issuance of convertible debt	—	(45,512)
Principal repayment – financing lease	—	(1,999)
Net cash provided by financing activities	—	15,855,701
Effect of exchange rate on cash and cash equivalents	80,448	(5,193)
Net (decrease)/increase in cash and cash equivalents	(3,168,218)	11,865,281
Cash and cash equivalents at beginning of period	26,043,897	18,676,663
Cash and cash equivalents at end of period	$22,875,679	$30,541,944
Supplemental information:
Cash paid for state income taxes	$—	$2,132
Cash paid for interest	$223,901	$221,178
Cash paid for lease liabilities:
Operating lease	$33,325	$33,325
Financing lease	$—	$2,136
Non-cash activities:
Deferred issuance cost reclassified to additional-paid-in capital	$—	$47,452

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

Results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2022, the Company had an accumulated deficit of $210,114,128. During the three months ended March 31, 2022, the Company incurred a net loss of $4,349,021 and used $3,238,843 of cash in operations. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of the financial statements.

As of March 31, 2022, the Company had cash and cash equivalents of $22,875,679 as compared to $26,043,897 as of December 31, 2021, representing a decrease of $3,168,218 or 12%. As of March 31, 2022, the Company had working capital of $16,250,494 as compared to working capital of $20,278,345 as of December 31, 2021, representing a decrease of $4,027,851 or 20%. The decrease in cash and cash equivalents and working capital was primarily related to cash used in operating activities.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue a New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that the SGX942 Phase 3 DOM-INNATE (Dusquetide treatment in Oral Mucositis – by modulating INNATE Immunity) clinical trial, having missed its primary endpoint, would not support a marketing authorization and MHRA indicating a second Phase 3 study would be needed; the Company will design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.2 million in active government grant funding still available as of March 31, 2022 to support its associated research programs through March 2023, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding;
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future;
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available;
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions;
●	The Company has up to $26.8 million remaining from the B. Riley Sales Agreement as of May 6, 2022 under the prospectus supplement updated August 13, 2021; and
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Reclassifications

Certain amounts in the statement of operations for the three months ended March 31, 2021 have been reclassified to conform to the current year presentation.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2022 and 2021.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, contracts and/or grants receivable, research and development incentives receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

The carrying amount reported in the consolidated balance sheets for convertible debt approximates its fair value based on its interest rate and maturity date.

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

The fair value of options issued during the three months ended March 31, 2022 and 2021 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;
●	volatility of 85% for 2022 and 87% for 2021; and
●	risk free interest rates ranging from 1.12% - 2.15% for 2022 and 0.27% for 2021.

The fair value of each option grant made during the three months ended March 31, 2022 and 2021 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly-owned subsidiary in the UK from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended March 31, 2022 and 2021, the Company recognized a foreign currency transaction (loss) and gain of ($108,293) and $27,253, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has not recognized any income tax benefit from the sale of New Jersey NOL carryforwards during the three months ended March 31, 2022 and 2021. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the three months ended March 31, 2022 and 2021. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2022 or December 31, 2021.

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

The research and development incentive receivable represents an amount due in connections with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $172,000 and $225,000 as of March 31, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

The following table shows the change in the UK research and development incentives receivable from December 31, 2021 to March 31, 2022:

	Current	Long-Term	Total
Balance at December 31, 2021	$103,832	$121,238	$225,070
UK research and development incentives, transfer	121,238	(121,238)	—
UK research and development incentives	—	55,466	55,466
Additional 2020 incentive earned	107,906	—	107,906
UK research and development incentives cash receipt	(209,166)	—	(209,166)
Foreign currency translation	(2,572)	(4,900)	(7,472)
Balance at March 31, 2022	$121,238	$50,566	$171,804

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of March 31,
	2022	2021
Common stock purchase warrants	59,872	5,731,464
Stock options	2,195,140	1,993,804
Convertible debt	2,439,024	2,439,024
Total	4,694,036	10,164,292

The weighted average exercise price of the Company’s warrants and stock options outstanding at March 31, 2022 were $2.41 and $2.30 per share, respectively, and at March 31, 2021 were $2.96 and $2.91 per share, respectively. 3,268,200 of the Company’s common stock warrants associated with the July 2018 public offering expired on January 2, 2022.

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey as an operating lease, and recorded a related right-of-use lease asset and lease liability accordingly. As of March 31, 2022 and December 31, 2021, the Company’s consolidated balance sheets included a right-of-use lease asset of $75,230 and $106,155 for the office space, respectively. Lease liabilities in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021 included corresponding lease liabilities of $75,230 and $106,151 for the office space, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2022	$106,155
Reduction/amortization	30,925
Right of use lease asset, March 31, 2022	$75,230

Lease liability:
Lease liability, January 1, 2022	$106,151
Repayments	30,921
Lease liability, March 31, 2022	$75,230

Lease expenses for the three months ended March 31, 2022:
Lease expense	$33,330
Total	$33,330

Contractual cash payments for the remaining lease term as of March 31, 2022:
2022	77,758
Total	$77,758
Remaining lease term (months) as of March 31, 2022	7

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2022	2021
Clinical trial expenses	$1,997,721	$2,625,779
Other	594,575	330,766
Total	$2,592,296	$2,956,545

Note 5. Debt

In December 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company had access to up to $20.0 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with an interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain our insurance coverage. Upon the closing of this transaction, the Company accessed the first tranche of $10 million, had the option to draw the second tranche of $5 million at any time during the initial 12 months of the loan and the third tranche of $5 million upon filing of the HyBryte™ NDA, subject to certain conditions. The Company elected to let both the second and third tranches expire as of December 15, 2021 and March 15, 2022, respectively. Interest expense incurred during the three months ended March 31, 2022 and 2021 was $208,849 and $221,178, respectively. Interest expense paid during the three months ended March 31, 2022 and 2021 was $223,901 and $221,178, respectively. The Company amortized $10,242 and $10,155 of issuance costs during the three months ended March 31, 2022 and 2021, respectively. Net deferred issuance costs of $133,605 and $143,847 have been recorded as a reduction of the carrying value of the $10 million convertible debt borrowed as of March 31, 2022 and December 31, 2021, respectively.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $4.10 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Principal and interest payments due, assuming no conversion is as follows:

Year	Principal	Interest	Total
2022	$—	$638,151	$638,151
2023	4,000,000	719,138	4,719,138
2024	4,000,000	380,338	4,380,338
2025	2,000,000	60,566	2,060,566
Total	$10,000,000	$1,798,193	$11,798,193

Note 6. Income Taxes

The Company had gross NOLs at December 31, 2021 of approximately $123.8 million for federal tax purposes, approximately $25.2 million for state tax purposes and approximately $1.4 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8.6 million of various tax credits which credit the Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2021 and 2020, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, but did not complete any sales during the three months ended March 31, 2022 or 2021 and therefore has not recognized any income tax benefit during the three months ended March 31, 2022 and 2021. The Company has not yet sold its 2021 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended March 31, 2022:

●	The Company issued a vendor 80,646 shares of fully vested common stock with a fair value of $0.62 per share on February 7, 2022.

The issuance of the Company’s common stock to the vendor as described above was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The vendor is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access to information about the Company. The vendor represented to the Company that the vendor is not a “consultant” for purposes of Nasdaq Listing Rule 5635(c).

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

On August 13, 2021, the Company filed a prospectus supplement relating to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30 million under the July 2020 Registration Statement. As of May 6, 2022, there was $26.8 million available for future sale of common stock under the B. Riley Sales Agreement.

Note 8. Concentrations

At March 31, 2022 and 2021, the Company had deposits in major financial institutions that exceeded the amount under protection by the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the FDIC and at times maintains cash balances in excess of the FDIC coverage.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $280,000 as of March 31, 2022 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5%

to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that expires in October 2022. This office space currently serves as the Company’s corporate headquarters, and both of the Company’s business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The rent is approximately $11,108 per month, or $21.50 per square foot, which rate will continue for the remainder of the lease period.

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

Provided the sole remaining future success-oriented milestone is attained, the Company will be required to make an additional payment of $5.0 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2022, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
April 1 through December 31, 2022	$46,000	$77,758	$123,758
2023	96,000	—	96,000
2024	46,000	—	46,000
2025	46,000	—	46,000
2026	46,000	—	46,000
Total	$280,000	$77,758	$357,758

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

The continued global spread of COVID-19 has affected the Company’s operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three months ended March 31, 2022.

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

Emergent BioSolutions Legal Proceedings

In July 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries (collectively, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. The Company alleges in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. The Company presented its case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022 (see Part II, Item 1 – Legal Proceeding).

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

	Three Months Ended
	March 31,
	2022	2021
Revenues
Specialized BioTherapeutics	$—	$—
Public Health Solutions	188,063	147,593
Total	$188,063	$147,593

Loss from Operations
Specialized BioTherapeutics	$(1,539,728)	$(1,112,408)
Public Health Solutions	(120,621)	(130,781)
Corporate	(2,542,279)	(990,418)
Total	$(4,202,628)	$(2,233,607)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$2,614	$1,899
Public Health Solutions	436	316
Corporate	5,182	6,684
Total	$8,232	$8,899

Other (Expense)/Income, Net
Specialized BioTherapeutics	$55,079	$84,634
Corporate	(201,472)	(213,505)
Total	$(146,393)	$(128,871)

Share-Based Compensation
Specialized BioTherapeutics	$28,504	$29,579
Public Health Solutions	1,054	6,295
Corporate	48,713	58,931
Total	$78,271	$94,805

	As of	As of
	March 31,	December 31,
	2022	2021
Identifiable Assets
Specialized BioTherapeutics	$223,895	$128,645
Public Health Solutions	132,921	146,296
Corporate	23,317,828	26,594,986
Total	$23,674,644	$26,869,927

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2021. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;
●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;

●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. Coronavirus Disease 2019 (“COVID-19”)); and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) or for any other reason. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Our Business Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: Specialized BioTherapeutics and Public Health Solutions.

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With a successful Phase 3 study completed, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the U.S. Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, our first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation including pediatric Crohn’s disease (SGX203).

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue a New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that the SGX942 Phase 3 DOM-INNATE (Dusquetide treatment in Oral Mucositis – by modulating INNATE Immunity) clinical trial, having missed its primary endpoint, would not support a potential marketing authorization and MHRA indicating a second Phase 3 study would be needed; we will design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 1/2 clinical trial completed; efficacy data, pharmacokinetic(PK)/pharmacodynamic(PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

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

HyBryte™ – for Treating Cutaneous T-Cell Lymphoma

HyBryte™ is a novel, first-in-class, PDT that utilizes safe visible light for activation. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible fluorescent light 16 to 24 hours later.

Based on the positive and previously published Phase 1/2 results, we initiated our pivotal Phase 3 clinical study of HyBryte™ for the treatment of CTCL during December 2015 and completed the trial in 2020. This trial, referred to as the “FLASH” (Fluorescent Light Activated Synthetic Hypericin) study, aimed to evaluate the response to HyBryte™ as a skin directed therapy to treat early stage CTCL. We completed the study with approximately 35 CTCL centers across the U.S. participating in this pivotal trial. The Phase 3 protocol was a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consisted of three treatment cycles, each of eight weeks duration. Treatments were administered twice weekly for the first six weeks and treatment response was determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects received HyBryte™ and 33% received placebo treatment of their index lesions. In the second cycle, all subjects received HyBryte™ treatment of their index lesions, and in the third cycle, all subjects received HyBryte™ treatment of all of their lesions. The majority of subjects enrolled elected to continue into the third optional, open-label cycle of the study. Subjects were followed for an additional six months after their last evaluation visit. The primary efficacy endpoint was assessed on the percentage of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Secondary endpoints for the trial included the duration of responses, the extent of the regression of the tumors, and the safety of the treatment. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders.

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

Analysis of the second open-label treatment cycle (Cycle 2) was completed in April 2020, showing that continued treatment with HyBryte™ twice weekly for an additional 6 weeks (12 weeks total) increased the positive response rate to 40% (p<0.0001 compared to placebo and p<0.0001 compared to 6-weeks treatment). After the subsequent additional 6-week treatment, the response rate in patients receiving a total of 12 weeks treatment increased two and a half-fold. Treatment responses were assessed at Week 8 (after 6 weeks of treatment) and at Week 16 (after 12 weeks of treatment). A positive response was defined as an improvement of at least 50% in the CAILS score for the three index lesions evaluated in both Cycles 1 and 2. The data continued to indicate that HyBryte™ was safe and well tolerated.

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

SGX942 – for Treating Oral Mucositis in Head and Neck Cancer

SGX942 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of oral mucositis in head and neck cancer patients. Oral mucositis in this patient population is an area of unmet medical need where there are currently no approved drug therapies. Accordingly, we received Fast Track designation for the treatment of oral mucositis as a result of radiation and/or chemotherapy treatment in head and neck cancer patients from the FDA. In addition, dusquetide has been granted PIM designation in the UK by the MHRA for the treatment of SOM in head and neck cancer patients receiving chemoradiation therapy.

We initiated a Phase 2 clinical study of SGX942 for the treatment of oral mucositis in head and neck cancer patients in December of 2013. We completed enrollment in this trial and released positive results in December 2015. In this Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of SOM by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. The p-values met the prospectively defined statistical threshold of p<0.1 in the study protocol. A less severe occurrence of oral mucositis, ulcerative oral mucositis (defined as oral mucositis with a WHO score ≥2 corresponding to the occurrence of overt ulceration in the mouth), was also monitored during the study. In the patients receiving the most aggressive chemoradiation therapy, the median duration of oral mucositis was found to decrease from 65 days in the placebo treated patients to 51 days in the patients treated with SGX942 1.5 mg/kg (p=0.099).

In addition to identifying the best dose of 1.5 mg/kg, this study achieved all objectives, including increased incidence of “complete response” of tumor at the one month follow-up visit (47% in placebo vs. 63% in SGX942 at 1.5 mg/kg). Decreases in mortality and decreases in infection rate were also observed with SGX942 treatment, consistent with the preclinical results observed in animal models. Data from this Phase 2 trial are published in the Journal of Biotechnology.

SGX942 was found to be generally safe and well tolerated, consistent with the safety profile observed in the prior Phase 1 study conducted in 84 healthy volunteers. The long-term (12 month) follow-up data was consistent with the preliminary positive safety and efficacy findings. While the placebo population experienced the expected 12-month survival rate of approximately 80%, as defined in the Surveillance, Epidemiology, and End Results statistics 1975-2012 from the National Cancer Institute, the SGX942 1.5 mg/kg treatment group reported a 12-month survival rate of 93% (7% mortality in the SGX942 1.5 mg/kg group compared to 19% in the placebo group). Similarly, tumor resolution (complete response) at 12 months was better in the SGX942 1.5 mg/kg treatment group relative to the placebo population (80% in the 1.5 mg/kg group compared to 74% in the placebo group). The long-term follow-up results from the Phase 2 study are published in Biotechnology Reports.

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

Based on the positive and previously published Phase 2 results (Study IDR-OM-01), in July 2017, we initiated a pivotal Phase 3 clinical trial referred to as the “DOM–INNATE” (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity) study. Approximately 50 U.S. and European oncology centers participated in this trial. The Phase 3 protocol (Study IDR-OM-02) was a highly powered, double-blind, randomized, placebo-controlled, multinational trial that sought to enroll approximately 260 subjects with squamous cell carcinoma of the oral cavity and oropharynx who were scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects were randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study was the median duration of SOM, which was assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis is evaluated using the WHO Grading system. SOM is defined as a WHO Grade of ≥3. Subjects are followed for an additional 12 months after the completion of treatment.

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

Following analysis of the full dataset, including the 12-month long-term follow-up safety data in late 2021, we held a meeting with the MHRA to review the study results and to obtain further clarity on the future of the oral mucositis development program. The meeting was informative with the outcome being that based on the SGX942 biologic activity observed and the consistency in response between the Phase 2 and Phase 3 trials, the Phase 3 DOM-INNATE study could serve as the first of two Phase 3 studies required to support potential marketing authorization, assuming the second Phase 3 clinical trial achieves the required level of statistical significance in its primary endpoint. With the benefit of a robust preclinical and clinical data package for SGX942, we now will analyze the data to design a second Phase 3 study and will look to identify a potential partner(s) to continue this development program.

In January 2022, we announced that dusquetide is effective at reducing tumor size in nonclinical xenograft models. Recent studies, recapitulating results from previously published studies, have confirmed the efficacy of dusquetide as a stand-alone and combination anti-tumor therapy, with radiation, chemotherapy and targeted therapy, in the context of the MCF-7 breast cancer cell line. Of note, these results are consistent with a potential direct anti-tumor effect identified with SGX942 and is another important consideration in the oral mucositis treatment space.

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

Oral BDP

Oral BDP (beclomethasone 17,21-dipropionate) has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. Oral BDP is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract. Based on its pharmacological characteristics, oral BDP may have utility in treating other conditions of the GI tract having an inflammatory component, such as pediatric Crohn’s disease.

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

In September 2020, the Journal of Pharmaceutical Sciences published a scientific article detailing the thermostabilization of the filovirus GP proteins and key assays describing their stability.

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

During August 2021, we announced positive data demonstrating the efficacy of multiple filovirus vaccine candidates in non-human primates (“NHP”), including thermostabilized multivalent vaccines in a single vial platform presentation. Collaborators at the University of Hawaiʻi at Mānoa (“UHM”) describe the potent efficacy of vaccine candidates protecting against three life-threatening filoviruses, Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus in an article published in Frontiers in Immunology. These vaccine candidates contain highly purified protein antigens combined with the novel CoVaccine HT™ adjuvant, in both monovalent (single antigen) and bivalent (two antigen) formulations. Most recently, efforts to formulate all three antigens and adjuvant into a thermostable single-vial vaccine platform has also been shown to protect 75% of vaccinated NHPs against subsequent Sudan ebolavirus challenge, with further development to test efficacy against other filovirus infections ongoing.

During August 2021, we announced a publication describing the formulation of single-vial platform presentations of monovalent (single antigen), bivalent (two antigens) and trivalent (three antigens) combinations of filovirus vaccine candidates. In collaboration with UHM and University of Colorado (“UC”) co-authors, these data were published in Vaccine.

During September 2021 we announced publication of pre-clinical immunogenicity studies for CiVax™ (heat stable COVID-19 vaccine program) demonstrating durable broad-spectrum neutralizing antibody responses, including against the Beta, Gamma and Delta variants of concern. The article has been posted as an accelerated preprint on bioRxiv. The manuscript is part of the ongoing collaboration with Axel Lehrer, PhD, Associate Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine (“JABSOM”), UHM. Development continues under a non-dilutive $1.5M grant from the NIAID awarded to Soligenix in December 2020.

In December 2021 we announced 100% protection of NHPs against lethal Sudan ebolavirus challenge using a bivalent, thermostabilized vaccine formulated in a single vial, reconstituted only with water immediately prior to use. This milestone is part of our ongoing collaboration with UHM and further demonstrates the broad applicability of the vaccine platform, and its potential role in the US government's initiative for pandemic preparedness.

RiVax® – Ricin Toxin Vaccine

RiVax® is our proprietary vaccine candidate being developed to protect against exposure to ricin toxin and if approved, would be the first ricin vaccine. The immunogen in RiVax® induces a protective immune response in animal models of ricin exposure and functionally active antibodies in humans. The immunogen consists of a genetically inactivated ricin A chain subunit that is enzymatically inactive and lacks residual toxicity of the holotoxin. RiVax® has demonstrated statistically significant (p<0.0001) preclinical survival results, providing 100% protection against acute lethality in an aerosol exposure non-human primate model (Roy et al, 2015, Thermostable ricin vaccine protects rhesus macaques against aerosolized ricin: Epitope-specific neutralizing antibodies correlate with protection, PNAS USA 112:3782-3787), and has also been shown to be well tolerated and immunogenic in two Phase 1 clinical trials in healthy volunteers. Results of the first Phase 1 human trial of RiVax® established that the immunogen was safe and induced antibodies that we believe may protect humans from ricin exposure. The antibodies generated from vaccination, concentrated and purified, were capable of conferring immunity passively to recipient animals, indicating that the vaccine was capable of inducing functionally active antibodies in humans. The outcome of this study was published in the Proceedings of the National Academy of Sciences. The second trial that was completed in September 2012 and was sponsored by University of Texas Southwestern Medical Center (“UTSW”) evaluated a more potent formulation of RiVax® that contained an Alum adjuvant. The results of the Phase 1b study indicated that Alum-adjuvanted RiVax® was safe and well tolerated, and induced greater ricin neutralizing antibody levels in humans than adjuvant-free RiVax®. The outcomes of this second study were published in the Clinical and Vaccine Immunology.

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

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® pursuant to which we were awarded an additional $21.2 million of funding in the aggregate. The development agreements with Emergent BioSolutions, Inc. and IDT were specifically funded under this NIH contract.

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

In connection with failures relating to the manufacture of RiVax® bulk drug substance, on July 1, 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. (“EBS”), Emergent Product Development Gaithersburg, Inc. (“EPDG”); and EMOB (together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We have alleged that (a) EPDG breached contracts, (b) EMOB breached contracts; and (c) Emergent fraudulently induced us into entering into the contracts with EPDG and EMOB. We are seeking to recover damages in excess of $19 million from Emergent. Emergent has answered the demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. While we intend to vigorously pursue this arbitration, we cannot offer any assurances as to any result from the arbitration or that we will recover any damages from Emergent. For more details regarding the arbitration against Emergent, see Part II – Item 1. “Legal Proceedings” in this Quarterly Report.

In November 2021, we announced publication of pre-clinical immunogenicity studies for RiVax® demonstrating enduring protection for at least 12 months post-vaccination in the journal mSphere. These results, coupled with the previous demonstration of efficacy in mice and NHPs as well as long-term thermostability (at least 1 year at 40 degrees C or 104 degrees F), reinforce the practicality of stockpiling and potentially utilizing the RiVax® vaccine in warfighters and civilian first responders without the complexities that arise for vaccines that require stringent cold chain handling.

RiVax® has been granted Orphan Drug designation as well as Fast Track designation by the FDA for the prevention of ricin intoxication. In addition, RiVax® has also been granted Orphan Drug designation in the European Union (”EU”) from the EMA Committee for Orphan Medical Products.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years of approximately $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($1.3 million for fiscal year 2022).

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction has been highlighted in a Federal Bureau of Investigation Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations.” Al Qaeda in the Arabian Peninsula had threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. In April 2013, letters addressed to the U.S. President, a Senator and a judge tested positive for ricin. As recently as September 2020, ricin-laced letters addressed to the White House and others addressed to Texas law enforcement agencies were intercepted before delivery raising fresh concerns about the deadly toxin.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of March 31, 2022, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

Intellectual Property

In addition to orphan drug exclusivity, we maintain patent and other intellectual property protection in the U.S. and other countries with respect to our technology and product candidates. We seek to protect our proprietary position in reliance upon trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the beginning of this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the assumptions and estimates used in the preparation of our financial statements.

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

Research and Development Costs

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	contract research organizations (“CROs”) in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
●	investigative sites or other service providers in connection with clinical trials;
●	vendors in connection with preclinical and clinical development activities; and
●	vendors related to product manufacturing and distribution of preclinical and clinical supplies.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2022 Compared to March 31, 2021

For the three months ended March 31, 2022, we had a net loss of $4,349,021 as compared to a net loss of $2,362,478 for the same prior year period, representing increased net loss of $1,986,543 or 84%. The increase in net loss was primarily attributed to an increase in legal and consulting services associated with the arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries as well as an increase in research and development expenses associated with manufacturing and preparation of the upcoming HyBryte™ NDA filing.

Our revenues and associated costs incurred relate to the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended March 31, 2022 and 2021, we had revenues of $188,063 as compared to $147,593 for the same prior year period, representing an increase of $40,470 or 27%. We also incurred costs related to those revenues for the three months ended March 31, 2022 and 2021 of $92,213 and $122,360, respectively, representing a decrease of $30,147 or 25%. Our gross profit for the three months ended March 31, 2022 was $95,850 or 51% of total revenues, as compared to a gross profit $25,233 or 17% of total revenues for the same period in 2021, representing an increase of $70,617 or 280%. The increase in revenues and gross profit were primarily the result of licensing revenue and a greater percentage of trial work conducted for CiVax™ and SGX943 and the higher contract margins associated with those grants.

Research and development expenses were $1,746,768 for the three months ended March 31, 2022 as compared to $1,309,522 for the same period in 2021, representing an increase of $437,246 or 33%.  The increase in research and development spending during the three months ended March 31, 2022 was primarily attributable to the increased expenses associated with preparation of the upcoming HyBryte™ NDA filing.

General and administrative expenses were $2,551,710 for the three months ended March 31, 2022, as compared to $949,318 for the same period in 2021, representing an increase of $1,602,392 or 169%. The increase in general and administrative spending for the three months ended March 31, 2022 was primarily attributable to an increase in legal and consulting services associated with the arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries.

Interest expense, net for the three months ended March 31, 2022 was $201,472 as compared to $213,505 for the same period in 2021, representing a decrease of $12,033 or 6%.

Financial Condition

Cash and Working Capital

As of March 31, 2022, we had cash and cash equivalents of $22,875,679 as compared to $26,043,897 as of December 31, 2021, representing a decrease of $3,168,218 or 12%. As of March 31, 2022, we had working capital of $16,250,494 as compared to working capital of $20,278,345 as of December 31, 2021, representing a decrease of $4,027,851 or 20%. The decrease in cash and cash equivalents and working capital was primarily related to cash used in operating activities.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the B. Riley Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.2 million in active government grant funding still available as of March 31, 2022 to support our associated research programs through March 2023, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs; however, there can be no assurances that we can consummate such transactions;
●	We have up to $26.8 million remaining from the B. Riley Sales Agreement as of May 6, 2022 under the prospectus supplement updated August 13, 2021; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $11.5 million before any contract or grant reimbursements, of which

$10.4 million relates to the Specialized BioTherapeutics business and $1.2 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements in the next 12 months of approximately $1.2 million to offset research and development expenses in the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31:

	2022	2021
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$201,723	$130,184
SGX942 (Dusquetide)	409,536	380,385
HyBryte™ (SGX301 or synthetic hypericin)	1,020,274	699,976
Other	115,235	98,977
Total	$1,746,768	$1,309,522

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$15,703	$49,617
SGX942 (Dusquetide)	—	17,816
CiVax™	52,700	54,927
SGX943	23,810	—
Total	92,213	122,360
Grand Total	$1,838,981	$1,431,882

Contractual Obligations

We have licensing fee commitments of approximately $280,000 as of March 31, 2022 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease that expires in to October 2022. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The rent for the remainder of the term will be approximately $11,108 per month, or $21.50 per square foot, which rate will continue for the remainder of the lease period. Our office space is sufficient for our current needs.

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

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of March 31, 2022, no other milestone or royalty payments have been paid or accrued.

In December 2020, we entered into a $20.0 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period through December 2022 with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed. Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5.0 million each, which expired on December 15, 2021 and March 15, 2022, respectively. Interest expense incurred for the three months ended March 31, 2022 totaled $208,849. Interest expense paid for the three months ended March 31, 2022 was $223,901.

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three months ended March 31, 2022.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the coronavirus.

Emergent BioSolutions Legal Proceedings

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. (“Emergent”) and certain of its subsidiaries with the American Arbitration Association in Mercer County, New Jersey. We allege in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing or arguments in April 2022 (see Part II, Item 1 – Legal Proceedings).

We are seeking to recover damages in excess of $19.0 million from Emergent. While we intend to vigorously pursue this arbitration, we cannot offer any assurances that we will recover any damages from Emergent.

We have received invoices from Emergent related to the above matter. No accrual has been made for these invoices as management deems them invalid, and not probable of being required to pay them based on the numerous breaches cited in the pending arbitration. These invoices total approximately $331,000.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact of their design and operating effectiveness.

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

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. (“EBS”); Emergent Product Development Gaithersburg, Inc. (“EPDG”); and Emergent Manufacturing Operations Baltimore LLC (“EMOB” and together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey in which we have alleged that (a) EPDG and EMOB breached agreements with us and (b) Emergent fraudulently induced us into entering into the contracts with EPDG and EMOB. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. The arbitration arose as a result of the following.

After several months of negotiations and based on representations Emergent made related to its capabilities in developing upstream and downstream processes for vaccines and its designation as a Center for Innovation in Advanced Development and Manufacturing, in May 2015, we entered into a subcontract (the “EPDG Subcontract”) with EPDG, pursuant to which EPDG agreed to manufacture, and provide to us, RiVax® bulk drug substance (“BDS”). In March 2017, we entered into a quality agreement (the “EPDG Quality Agreement”) with EPDG for the purpose of defining and allocating the quality-related responsibilities between EPDG and us with respect to the production of the RiVax® BDS under the EPDG Subcontract.

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

In January 2020, EMOB informed us (a) of the existence of a questionable test result that could result in a determination that the RiVax® BDS manufactured, tested and released by EMOB was out-of-specification and should never have been released by Emergent, (b) that the validity of “initial release” test results for such BDS was faulty because Emergent used an improper test method. We immediately suspended the Phase 1c trial to evaluate RiVax® in healthy adults, ending both further enrollment and further dosing. Emergent conducted an internal review of this deviation and found multiple internal failures including an “Inadequate analytical method transfer process,” an “Inability to comply with standard operating procedures around method transfer and data review,” and an “Inability to comply with test method procedures.” We quickly initiated a “for-cause” audit of the Emergent facility and confirmed the failures Emergent identified and admitted to in its own internal investigation.

We are seeking to recover damages in excess of $19 million from Emergent. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. While we intend to vigorously pursue this arbitration, we cannot offer any assurances that we will recover any damages from Emergent.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

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

SOLIGENIX, INC.

May 13, 2022	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)