Form 10-Q
period 2022-06-30
SOLIGENIX, INC.
filed 2022-08-12
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 5, 2022, 43,105,191 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,157,692	$26,043,897
Licensing, contracts and grants receivable	321,779	138,889
Research and development incentives receivable	109,017	103,832
Prepaid expenses and other current assets	237,135	282,903
Total current assets	20,825,623	26,569,521
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $106,948 and $167,848	26,299	22,220
Deferred issuance cost	20,266	20,266
Right-of-use lease assets	393,226	106,155
Research and development incentives receivable	24,263	121,238
Other assets	—	7,750
Total assets	$21,312,454	$26,869,927

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,141,006	$2,925,544
Accrued expenses	2,437,596	2,956,545
Accrued compensation	57,762	302,936
Lease liabilities, current	103,949	106,151
Convertible debt, current	2,000,000	—
Deferred revenue, current	100,000	—
Total current liabilities	8,840,313	6,291,176
Non-current liabilities:
Convertible debt, net of current portion and debt discount of $123,249 and $143,847	7,876,751	9,856,153
Lease liabilities, net of current portion	289,504	—
Deferred revenue, net of current portion	100,000	—
Total liabilities	17,106,568	16,147,329
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 43,050,245 shares and 42,873,445 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	43,050	42,873
Additional paid-in capital	216,652,655	216,402,890
Accumulated other comprehensive income	11,069	41,942
Accumulated deficit	(212,500,888)	(205,765,107)
Total shareholders’ equity	4,205,886	10,722,598
Total liabilities and shareholders’ equity	$21,312,454	$26,869,927

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Licensing revenue	$—	$—	$50,000	$—
Contract revenue	—	—	—	33,351
Grant revenue	228,640	214,824	366,703	329,066
Total revenues	228,640	214,824	416,703	362,417
Cost of revenues	(193,304)	(204,317)	(285,517)	(326,677)
Gross profit	35,336	10,507	131,186	35,740
Operating expenses:
Research and development	2,047,839	1,936,608	3,794,607	3,246,130
General and administrative	1,382,793	1,062,558	3,924,261	2,011,876
Total operating expenses	3,430,632	2,999,166	7,718,868	5,258,006
Loss from operations	(3,395,296)	(2,988,659)	(7,587,682)	(5,222,266)
Other income (expense):
Gain on forgiveness of PPP loan	—	421,584	—	421,584
Foreign currency transaction (loss)/gain	94,900	17,330	(13,393)	44,583
Interest expense, net	(214,908)	(235,736)	(426,622)	(449,241)
Research and development incentives	(26,391)	23,671	136,981	81,052
Total other income (expense)	(146,399)	226,849	(303,034)	97,978
Net loss before income taxes	(3,541,695)	(2,761,810)	(7,890,716)	(5,124,288)
Income tax benefit	1,154,935	864,742	1,154,935	864,742
Net loss applicable to common stockholders	$(2,386,760)	$(1,897,068)	$(6,735,781)	$(4,259,546)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.16)	$(0.11)
Basic and diluted weighted average common shares outstanding	43,012,206	40,074,275	42,966,378	38,455,210

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three  and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(2,386,760)	$(1,897,068)	$(6,735,781)	$(4,259,546)
Other comprehensive loss:
Foreign currency translation adjustments	(113,523)	3,617	(30,873)	(7,721)
Comprehensive loss	$(2,500,283)	$(1,893,451)	$(6,766,654)	$(4,267,267)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022 and 2021

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2021	42,873,445	$42,873	$216,402,890	$41,942	$(205,765,107)	$10,722,598
Issuance of common stock to vendors	176,800	177	99,824	—	—	100,001
Share-based compensation expense	—	—	149,941	—	—	149,941
Foreign currency translation adjustment	—	—	—	(30,873)	—	(30,873)
Net loss	—	—	—	—	(6,735,781)	(6,735,781)
Balance, June 30, 2022	43,050,245	$43,050	$216,652,655	$11,069	$(212,500,888)	$4,205,886

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, December 31, 2020	30,643,656	$30,644	$196,949,655	$(24,337)	$(193,214,134)	$3,741,828
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	9,435,091	9,435	16,480,894	—	—	16,490,329
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(544,177)	—	—	(544,177)
Exercise of warrants	13	—	51	—	—	51
Share-based compensation expense	—	—	175,426	—	—	175,426
Foreign currency translation adjustment	—	—	—	(7,721)	—	(7,721)
Net loss	—	—	—	—	(4,259,546)	(4,259,546)
Balance, June 30, 2021	40,078,760	$40,079	$213,061,849	$(32,058)	$(197,473,680)	$15,596,190

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2022 and 2021

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, March 31, 2022	42,954,091	$42,954	$216,531,081	$124,592	$(210,114,128)	$6,584,499
Issuance of common stock to vendors	96,154	96	49,904	—	—	50,000
Share-based compensation expense	—	—	71,670	—	—	71,670
Foreign currency translation adjustment	—	—	—	(113,523)	—	(113,523)
Net loss	—	—	—	—	(2,386,760)	(2,386,760)
Balance, June 30, 2022	43,050,245	$43,050	$216,652,655	$11,069	$(212,500,888)	$4,205,886

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Loss	Deficit	Total
Balance, March 31, 2021	40,020,461	$40,020	$212,890,844	$(35,675)	$(195,576,612)	$17,318,577
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	58,299	59	94,664	—	—	94,723
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(4,280)	—	—	(4,280)
Share-based compensation expense	—	—	80,621	—	—	80,621
Foreign currency translation adjustment	—	—	—	3,617	—	3,617
Net loss	—	—	—	—	(1,897,068)	(1,897,068)
Balance, June 30, 2021	40,078,760	$40,079	$213,061,849	$(32,058)	$(197,473,680)	$15,596,190

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021
Operating activities:
Net loss	$(6,735,781)	$(4,259,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	16,744	17,739
Non-cash lease expense	60,475	56,698
Share-based compensation	149,941	175,426
Issuance of common stock to vendors for services	100,001	—
Amortization of deferred issuance costs associated with convertible debt	20,598	20,986
Gain on forgiveness of PPP loan	—	(421,584)
Change in operating assets and liabilities:
Licensing, contracts and grants receivable	(182,890)	86,094
Prepaid expenses and other current assets	45,768	76,879
Research and development incentives receivable	70,335	306,651
Operating lease liability	(60,244)	(56,698)
Deferred revenue	200,000	—
Accounts payable and accrued expenses	793,324	(838,749)
Accrued compensation	(245,174)	(808,043)
Net cash used in operating activities	(5,766,903)	(5,644,147)

Investing activities:
Purchases of office furniture and equipment	(13,073)	—
Net cash used in investing activities	(13,073)	—

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	—	16,490,329
Costs associated with B. Riley At Market Issuance Sales Agreement	—	(496,450)
Proceeds from the exercise of warrants	—	51
Costs associated with issuance of convertible debt	—	(45,512)
Principal repayment – financing lease	—	(4,048)
Net cash provided by financing activities	—	15,944,370
Effect of exchange rate on cash and cash equivalents	(106,229)	3,083
Net (decrease)/increase in cash and cash equivalents	(5,886,205)	10,303,306
Cash and cash equivalents at beginning of period	26,043,897	18,676,663
Cash and cash equivalents at end of period	$20,157,692	$28,979,969
Supplemental information:
Cash paid for state income taxes	$5,600	$7,382
Cash paid for interest	$432,751	$444,814
Cash paid for lease liabilities:
Operating lease	$66,650	$66,650
Financing lease	$—	$4,272
Non-cash activities:
Right-of-use assets and lease liabilities recorded	$347,546	$—
Deferred issuance cost reclassified to additional paid-in capital	$—	$47,727

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

The Company primarily generates revenues under government grants and contracts principally from the National Institutes of Health (“NIH”). The Company has a subcontract of approximately $700,000 from a NIAID grant over five years for its thermostabilization technology, a DTRA subcontract of approximately $600,000 over three years for SGX943 and a subcontract of approximately $1.5 million from a NIAID grant over two years for development of CiVax™. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the U.S. Food and Drug Administration (the “FDA”) regulations, and other regulatory authorities, litigation, and product liability.

Results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2022, the Company had an accumulated deficit of $212,500,888. During the six months ended June 30, 2022, the Company incurred a net loss of $6,735,781 and used $5,766,903 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements.

As of June 30, 2022, the Company had cash and cash equivalents of $20,157,692 as compared to $26,043,897 as of December 31, 2021, representing a decrease of $5,886,205 or 23%. As of June 30, 2022, the Company had working capital of $11,985,310 as compared to working capital of $20,278,345 as of December 31, 2021, representing a decrease of $8,293,035 or 41%. The decrease in cash and cash equivalents and working capital was primarily related to cash used in operating activities.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue a New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.0 million in active government grant funding still available as of June 30, 2022 to support its associated research programs through March 2023, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company has up to $26.8 million remaining from the B. Riley Sales Agreement as of August 5, 2022 under the prospectus supplement updated August 13, 2021.
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Reclassifications

Certain amounts in the statement of operations for the three and six months ended June 30, 2021 have been reclassified to conform to the current year presentation.

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

Licensing, Contracts and Grants Receivable

Contracts and grants receivable consist of amounts due from various grants from the NIH and contracts from NIAID, an institute of NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are charged to operations.

Licensing receivables consist of amounts billed to customers pursuant to contracts with those customers. No allowance for doubtful accounts has been established for licensing receivables as all amounts billed were collected shortly thereafter.

Impairment of Long-Lived Assets

Office furniture and equipment, right of use assets and website development costs with finite lives are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgment.

The Company did not record any impairment of long-lived assets for the three and six months ended June 30, 2022 and 2021.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, licensing, contracts and/or grants receivable, research and development incentives receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

The carrying amount reported in the consolidated balance sheets for convertible debt approximates its fair value based on its interest rate and maturity date.

Revenue Recognition

The Company’s revenues include revenues generated from government contracts and grants. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the contracts and grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fees. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs reimbursable internal expenses that are related to the government contracts and grants.

The Company also records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), Revenue From Contracts with Customers. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Certain amounts received from or billed to customers in accordance with contract terms are deferred and recognized as future performance obligations are satisfied. All amounts earned under contracts with customers other than sales-based royalties are classified as license revenues. Sales-based royalties under the Company’s license agreements would be recognized as royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue.

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

The fair value of options issued during the six months ended June 30, 2022 and 2021 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 87% for 2022 and 2021; and
●	risk free interest rates ranging from 1.12% - 3.23% for 2022 and 0.27% - 0.60% for 2021.

The fair value of each option grant made during the six months ended June 30, 2022 and 2021 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly-owned subsidiary in the UK from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended June 30, 2022 and 2021, the Company recognized a foreign currency transaction gain of $94,900 and $17,330, respectively, in the accompanying consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company recognized a foreign currency transaction (loss) and gain of ($13,393) and $44,583, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $1,154,935 and $864,742 from the sale of New Jersey NOL carryforwards during both the three and six months ended June 30, 2022 and 2021, respectively. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the six months ended June 30, 2022 and 2021. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2022 or December 31, 2021.

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

The research and development incentive receivable represents an amount due in connection with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $133,000 and $225,000 as of June 30, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

The following table shows the change in the UK research and development incentives receivable from December 31, 2021 to June 30, 2022:

	Current	Long-Term	Total
Balance at December 31, 2021	$103,832	$121,238	$225,070
UK research and development incentives, transfer	121,238	(121,238)	—
UK research and development incentives	—	29,075	29,075
Additional 2020 incentive earned	107,906	—	107,906
UK research and development incentives cash receipt	(209,166)	—	(209,166)
Foreign currency translation	(14,793)	(4,812)	(19,605)
Balance at June 30, 2022	$109,017	$24,263	$133,280

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of June 30,
	2022	2021
Common stock purchase warrants	59,872	5,731,464
Stock options	2,195,306	1,939,386
Convertible debt	2,439,024	2,439,024
Total	4,694,202	10,109,874

The weighted average exercise price of the Company’s warrants and stock options outstanding at June 30, 2022 were $2.41 and $2.30 per share, respectively, and at June 30, 2021 were $2.96 and $2.75 per share, respectively. 2,403,385 of the Company’s common stock warrants associated with the December 2016 public offering expired on December 15, 2021 and 3,268,200 of the Company’s common stock warrants associated with the July 2018 public offering expired on January 2, 2022.

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey as an operating lease, and recorded a related right-of-use lease asset and lease liability accordingly. Pursuant to an amendment executed on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,108 per month, or approximately $21.50 per square foot will be maintained until November 2023 when it will be increased to $11,367 or approximately $22.00 per square foot and then will increase to $11,625 or approximately $22.50 per square foot in November 2024 where it will remain until expiration. As of June 30, 2022 and December 31, 2021, the Company’s consolidated balance sheets included a right-of-use lease asset of $393,226 and $106,155 for the office space, respectively. The Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021 included corresponding lease liabilities of $393,453 and $106,151 for the office space, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2022	$106,155
New lease extension 6/21/2022	347,546
Reduction/amortization	(60,475)
Right of use lease asset, June 30, 2022	$393,226

Lease liability:
Lease liability, January 1, 2022	$106,151
New lease extension 6/21/2022	347,546
Repayments	(60,244)
Lease liability, June 30, 2022	$393,453

Lease expense for the six months ended June 30, 2022:
Lease expense	$66,881
Total	$66,881

Lease expense for the six months ended June 30, 2021:
Lease expense	$66,650
Total	$66,650

Contractual cash payments for the remaining lease term as of June 30, 2022:
2022	$66,650
2023	133,817
2024	136,917
2025	116,250
Total	$453,634
Remaining lease term (months) as of June 30, 2022	40

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2022	2021
Clinical trial expenses	$2,019,712	$2,625,779
Other	417,884	330,766
Total	$2,437,596	$2,956,545

Note 5. Debt

In December 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company had access to up to $20.0 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period for the first two years with an interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal is to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain our insurance coverage.

Upon the closing of this transaction, the Company accessed the first tranche of $10 million, had the option to draw the second tranche of $5 million at any time during the initial 12 months of the loan and the third tranche of $5 million upon filing of the HyBryte™ NDA, subject to certain conditions. The Company elected to let the options to borrow both the second and third tranches expire as of December 15, 2021 and March 15, 2022, respectively.

Interest expense incurred during the three months ended June 30, 2022 and 2021 was $211,170 and $223,636, respectively. Interest expense incurred during the six months ended June 30, 2022 and 2021 was $420,019 and $444,814, respectively.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $4.10 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Annual principal and interest payments due, assuming no conversion is as follows:

Year	Principal	Interest	Total
2022	$—	$426,981	$426,981
2023	4,000,000	719,138	4,719,138
2024	4,000,000	380,338	4,380,338
2025	2,000,000	60,566	2,060,566
Total	$10,000,000	$1,587,023	$11,587,023

Note 6. Income Taxes

The Company had gross NOLs at December 31, 2021 of approximately $123.8 million for federal tax purposes, approximately $25.2 million for state tax purposes and approximately $1.4 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8.6 million of various tax credits, which the Company may be able to utilize to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2021 and 2020, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1,154,935 and $864,742 of income tax benefit, net of transaction costs, during both the three and six months ended June 30, 2022 and 2021, respectively. The Company has not yet sold its 2021 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the six months ended June 30, 2022:

●	The Company issued a vendor 80,646 shares of fully vested common stock with a fair value of $0.62 per share on February 7, 2022.
●	The Company issued a vendor 96,154 shares of fully vested common stock with a fair value of $0.52 per share on May 6, 2022.

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

On August 13, 2021, the Company filed a prospectus supplement relating to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30 million under the July 2020 Registration Statement. As of August 5, 2022, there was $26.8 million available for future sale of common stock under the B. Riley Sales Agreement.

Note 8. Concentrations

At June 30, 2022 and 2021, the Company had deposits in major financial institutions that exceeded the amount under protection by the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the FDIC and at times maintains cash balances in excess of the FDIC coverage.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $267,500 as of June 30, 2022 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-

license Investigational New Drug (“IND”) milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as the Company’s corporate headquarters, and both of the Company’s business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended from November 2022 to October 2025.

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

Provided the sole remaining future success-oriented milestone is attained, the Company will be required to make an additional payment of $5.0 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2022, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
July 1 through December 31, 2022	$33,500	$66,650	$100,150
2023	96,000	133,817	229,817
2024	46,000	136,917	182,917
2025	46,000	116,250	162,250
2026	46,000	—	46,000
Total	$267,500	$453,634	$721,134

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

The continued global spread of COVID-19 has affected the Company’s operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three and six months ended June 30, 2022.

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

Emergent BioSolutions Legal Proceedings

In July 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries (collectively, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. The Company alleges in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. The Company presented its case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022 (see Part II, Item 1 – Legal Proceeding). The Company was seeking to recover damages in excess of $19 million from Emergent.

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to the Company. Management is reviewing the decision and is weighing its options for challenging this outcome. The Company cannot offer any assurances as to any result of the potential challenge of the arbitration decision or that the Company will recover any damages from Emergent.

Note 10. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	June 30,
	2022	2021
Revenues
Specialized BioTherapeutics	$—	$—
Public Health Solutions	228,640	214,824
Total	$228,640	$214,824

Loss from Operations
Specialized BioTherapeutics	$(2,000,350)	$(1,720,566)
Public Health Solutions	(1,002)	(231,954)
Corporate	(1,393,944)	(1,036,139)
Total	$(3,395,296)	$(2,988,659)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$2,783	$1,862
Public Health Solutions	463	311
Corporate	5,266	6,667
Total	$8,512	$8,840

Other (Expense) Income, Net
Specialized BioTherapeutics	$68,509	$41,001
Corporate	(214,908)	185,848
Total	$(146,399)	$226,849

Share-Based Compensation
Specialized BioTherapeutics	$28,343	$28,731
Public Health Solutions	1,054	7,189
Corporate	42,273	44,701
Total	$71,670	$80,621

	Six Months Ended
	June 30,
	2022	2021
Revenues
Specialized BioTherapeutics	$—	$—
Public Health Solutions	416,703	362,417
Total	$416,703	$362,417

Loss from Operations
Specialized BioTherapeutics	$(3,540,078)	$(2,832,974)
Public Health Solutions	(121,623)	(362,735)
Corporate	(3,925,981)	(2,026,557)
Total	$(7,587,682)	$(5,222,266)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$5,397	$3,761
Public Health Solutions	899	627
Corporate	10,448	13,351
Total	$16,744	$17,739

Other (Expense) Income, Net
Specialized BioTherapeutics	$123,588	$125,635
Corporate	(426,622)	(27,657)
Total	$(303,034)	$97,978

Share-Based Compensation
Specialized BioTherapeutics	$56,847	$58,310
Public Health Solutions	2,108	13,484
Corporate	90,986	103,632
Total	$149,941	$175,426

	As of	As of
	June 30,	December 31,
	2022	2021
Identifiable Assets
Specialized BioTherapeutics	$167,524	$128,645
Public Health Solutions	330,545	146,296
Corporate	20,814,385	26,594,986
Total	$21,312,454	$26,869,927

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue a New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); NDA filing planned for Q4 2022

SGX302	Mild-to-Moderate Psoriasis

Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the Food and Drug Administration (“FDA”); Phase 2a study initiation anticipated Q4 2022

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

As a result of discussions with the FDA regarding the HyBryte™ NDA submission and due to disruptions caused by the global COVID-19 pandemic resulting in delays by the commercial active pharmaceutical ingredient (“API”) contract manufacturer affecting the timing of availability of the pre-requisite amount of accrued stability data required to file the NDA, we plan to file the NDA with the FDA in the fourth quarter of 2022 with the corresponding potential FDA approval in the second half of 2023. We currently do not plan to pursue a rolling NDA submission, so that we may provide additional supportive data in the NDA filing.

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

In July 2022, the results of our successful Phase 3 FLASH study evaluating HyBryte™  for the treatment of CTCL were published in the Journal of the American Medical Association (JAMA) Dermatology.

In July 2022, we received agreement from the FDA on an initial pediatric study plan (iPSP) for HyBryte™ in for the treatment CTCL. The agreed iPSP stipulates that Soligenix intends on requesting a full waiver of pediatric studies upon submission of the NDA. Agreement with FDA on an iPSP is one of the regulatory requirements that must be met prior to submitting a NDA.

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

SGX302 – for Treating Mild-to-Moderate Psoriasis

SGX302 (synthetic hypericin) is a potent photosensitizer that is topically applied to skin lesions and taken up by cutaneous T-cells. With subsequent activation by safe, visible light, T-cell apoptosis is induced, addressing the root cause of psoriasis lesions. Other PDTs have shown efficacy in psoriasis with a similar apoptotic mechanism, albeit using UV light associated with more severe potential long-term toxicities. The use of visible light in the red-yellow spectrum has the advantage of deeper penetration into the skin (much more than UV light) potentially treating deeper skin disease and thicker plaques and lesions, similar to what was observed in the positive Phase 3 FLASH study in CTCL. Further, this treatment approach avoids the risk of secondary malignancies (including melanoma) inherent with both the frequently used DNA-damaging drugs and other phototherapies that are dependent on UVA or UVB exposure. The use of SGX302 coupled with safe, visible light also avoids the risk of serious infections and cancer associated with the systemic immunosuppressive treatments used in psoriasis.

In September 2021, we announced, following the validation of synthetic hypericin’s biologic activity in the positive pivotal Phase 3 FLASH study in CTCL, as well as positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients, we will be expanding this novel therapy into a Phase 2a clinical trial in mild-to-moderate psoriasis. We will provide further details regarding trial design and timeline; however, our high level plan in the interim is to evaluate different topical formulations of synthetic hypericin to ensure optimal absorption for broadly treating this disease. In parallel, we will be working with our psoriasis clinical experts to finalize a protocol with a plan to initiate study enrollment in the fourth quarter of 2022. We estimate the potential worldwide market for SGX302 to be in excess of $1 billion for the treatment of mild-to-moderate psoriasis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

In June 2022, we received FDA IND clearance for our Phase 2a clinical trial titled, "Phase 2 Study Evaluating SGX302 in the Treatment of Mild-to-Moderate Psoriasis." The study is designed to evaluate the safety and efficacy of topically-applied SGX302 and we expect to begin patient enrollment in the fourth quarter of 2022. Under this IND, the Phase 2a clinical trial of SGX302 will be a randomized, double-blind, placebo-controlled study that will enroll up to 32 patients age 18 years or older with mild to moderate, stable psoriasis covering 2 to 30% of their body.  Patients will receive placebo or SGX302 (randomized 1:1) as a twice weekly treatment for up to 18 weeks. Each treatment will consist of the application of SGX302 followed approximately 24 hours later with visible light activation. Efficacy endpoints will include the extent of lesion clearance and patient reported quality of life indices.

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

In January 2022, we announced dusquetide is effective at reducing tumor size in nonclinical xenograft models. Recent studies, recapitulating results from previously published studies, have confirmed the efficacy of dusquetide as a stand-alone and combination anti-tumor therapy, with radiation, chemotherapy and targeted therapy, in the context of the MCF-7 breast cancer cell line. Of note, these results are consistent with a potential direct anti-tumor effect identified with SGX942 and is another important consideration in the oral mucositis treatment space.

In June 2022, we announced a publication describing the binding of our Innate Defense Regulator (“IDR”), dusquetide, to the p62 protein. Dusquetide binds to p62 or SQSTM-1, a scaffold protein implicated in a number of intracellular signaling networks implicated in tumor cell survival, including autophagy. This recent publication elaborates on the direct interaction of dusquetide with p62, as well as some of the direct downstream consequences of that interaction, consistent with its observed anti-infective, anti-tumor and anti-inflammatory activities. This information advances the understanding of dusquetide's novel mechanism of action and supports the development of analogs related to dusquetide.

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

Public Health Solutions Overview

ThermoVax® – Thermostability Platform Technology

ThermoVax® is a novel method for thermostabilizing vaccines with a variety of adjuvants, resulting in a single vial which can be reconstituted with water for injection immediately prior to use. One of the adjuvants utilized in ThermoVax® is aluminum salts (known colloquially as “Alum”). Alum is the most widely employed adjuvant technology in the vaccine industry.

The value of ThermoVax® lies in its potential ability to eliminate the need for cold chain production, transportation, and storage for Alum-adjuvanted vaccines. This would relieve the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from WHO and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that many vaccines need to be maintained either between 2 and 8 degrees Celsius (“C”), frozen below -20 degrees C, or frozen below -60 degrees C, and even brief excursions from these temperature ranges usually necessitate the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines for ricin exposure in emergency settings.

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

We also entered into a collaboration agreement with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, University of Hawaiʻi at Manoa (“UH Manoa”) and Hawaii Biotech, Inc. (“HBI”) to develop a heat stable subunit Ebola vaccine. Dr. Lehrer, a co-inventor of the Ebola vaccine with HBI, has shown proof of concept efficacy with subunit Ebola vaccines in non-human primates (“NHP”). The most advanced Ebola vaccines involve the use of vesicular stomatitis virus and adenovirus vectors – live, viral vectors which complicate the manufacturing, stability and storage requirements. Dr. Lehrer’s vaccine candidate is based on highly purified recombinant protein antigens, circumventing many of these manufacturing difficulties. Dr. Lehrer and HBI have developed a robust manufacturing process for the required proteins. Application of ThermoVax® may allow for a product that can avoid the need for cold chain distribution and storage, yielding a vaccine ideal for use in both the developed and developing world. This agreement has expired in accordance with its terms.

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

During April 2020, we obtained an exclusive worldwide license for CoVaccine HT™, a novel vaccine adjuvant, from SERB Pharmaceuticals (formerly BTG Specialty Pharmaceuticals, a division of Boston Scientific Corporation), for the fields of coronavirus infection (including SARS-CoV-2, the cause of COVID-19), and pandemic flu. CoVaccine HT™ is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CoVaccine HT™ in the development of our heat stable filovirus vaccine program, with vaccine candidates against Ebola and Marburg virus disease. Given this previous success, CoVaccine HT™ will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV-2, the cause of COVID-19. The license agreement was executed between us and SERB Pharmaceuticals, which owns the CoVaccine HT™ intellectual property.

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

During August 2021, we announced positive data demonstrating the efficacy of multiple filovirus vaccine candidates in NHP, including thermostabilized multivalent vaccines in a single vial platform presentation. Collaborators at UH Manoa describe the potent efficacy of vaccine candidates protecting against three life-

threatening filoviruses, Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus in an article published in Frontiers in Immunology. These vaccine candidates contain highly purified protein antigens combined with the novel CoVaccine HT™ adjuvant, in both monovalent (single antigen) and bivalent (two antigen) formulations. Most recently, efforts to formulate all three antigens and adjuvant into a thermostable single-vial vaccine platform has also been shown to protect 75% of vaccinated NHPs against subsequent Sudan ebolavirus challenge, with further development to test efficacy against other filovirus infections ongoing.

During August 2021, Vaccine published a scientific article describing the formulation of single-vial platform presentations of monovalent (single antigen), bivalent (two antigens) and trivalent (three antigens) combinations of filovirus vaccine candidates.

During September 2021 an accelerated preprint was posted on bioRxiv of pre-clinical immunogenicity studies for CiVax™ (heat stable COVID-19 vaccine program) demonstrating durable broad-spectrum neutralizing antibody responses, including against the Beta, Gamma and Delta variants of concern.. The scientific article is part of the ongoing collaboration with Axel Lehrer, PhD, Associate Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine (“JABSOM”), UHM. Development continues under a non-dilutive $1.5M grant from the NIAID awarded to us in December 2020.

In December 2021, we announced 100% protection of NHPs against lethal Sudan ebolavirus challenge using a bivalent, thermostabilized vaccine formulated in a single vial, reconstituted only with water immediately prior to use. This milestone is part of our ongoing collaboration with UH Manoa and further demonstrates the broad applicability of the vaccine platform, and its potential role in the U.S. government's initiative for pandemic preparedness.

In May 2022, the United States Patent and Trademark Office issued a Notice of Allowance for the patent application titled “Composition and Methods of Manufacturing Trivalent Filovirus Vaccines.” The allowed claims are directed to unique, proprietary composition and methods directed to combinations of glycoprotein antigens with nano-emulsion adjuvants comprising sucrose fatty acid esters prior to lyophilization. The described vaccine platform has previously been successfully applied to filovirus vaccines (as mono-, bi- and tri-valent candidates for Zaire ebolavirus, Sudan ebolavirus and Marburg marburgvirus) as well as SARS-CoV-2 vaccine.

In June 2022, we announced 100% protection of NHPs against lethal Marburg marburgvirus  challenge using a bivalent, thermostabilized vaccine formulated in a single vial, reconstituted only with sterile water immediately prior to use. This important milestone is part of an ongoing collaboration with UH Manoa, demonstrating the successful presentation of one or more antigen(s) within the same formulation while maintaining full potency and thermostability. It further demonstrates the broad applicability of the heat stable vaccine platform, and its potential role in the U.S. Administration's initiative for pandemic preparedness.

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

We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40 degrees C (104 degrees F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule”. Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. During September 2018, we published an extended stability study of RiVax®, showing up to 100% protection in mice after 12 months storage at 40 degrees C (104 degrees F) as well as identification of a potential in vitro stability indicating assay, critical to adequately confirming the long-term shelf life of the vaccine. We have entered into a collaboration with IDT Biologika GmbH (“IDT”) to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also initiated a development agreement with Emergent BioSolutions, Inc. (“EBS”) to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® pursuant to which we were awarded an additional $21.2 million of funding in the aggregate. The development agreements with EBS and IDT were specifically funded under this NIH contract.

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

In connection with failures relating to the manufacture of RiVax® bulk drug substance, on July 1, 2020, we filed a demand for arbitration against EBS, Emergent Product Development Gaithersburg, Inc. (“EPDG”); and EMOB (together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We have alleged that (a) EPDG breached contracts, (b) EMOB breached contracts; and (c) Emergent fraudulently induced us into entering into the contracts with EPDG and EMOB. We were seeking to recover damages in excess of $19 million from Emergent. Emergent has answered the demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages. We are reviewing the decision and weighing our options for challenging this outcome. We cannot offer any assurances as to any result of our potential challenge of the arbitration decision or that we will recover any damages from Emergent. For more details regarding the arbitration against Emergent, see Part II – Item 1. “Legal Proceedings” in this Quarterly Report.

In November 2021, the journal mSphere published a scientific article of pre-clinical immunogenicity studies for RiVax® demonstrating enduring protection for at least 12 months post-vaccination. These results, coupled with the previous demonstration of efficacy in mice and NHPs as well as long-term thermostability (at least 1 year at 40 degrees C or 104 degrees F), reinforce the practicality of stockpiling and potentially utilizing the RiVax® vaccine in warfighters and civilian first responders without the complexities that arise for vaccines that require stringent cold chain handling.

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

In July 2022, we announced that we signed a worldwide exclusive agreement to license and supply our ricin antigen, used in our RiVax® vaccine, to SERB Pharmaceuticals (“SERB”), for development of a novel therapeutic treatment against ricin toxin poisoning. In pursuit of a ricin antidote, SERB will leverage its unique broad-spectrum polyclonal antibody platform, gained in its acquisition of BTG Specialty Pharmaceuticals. This specialized manufacturing process generates binding fragments from antibodies that are specific to a given antigen, helping to ensure potency and purity. This platform is currently used to manufacture two of SERB’s currently marketed products, CroFab® and DigiFab®.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of June 30, 2022, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Revenue Recognition

Our revenues include revenues generated from government contracts and grants. The revenue from government contracts and grants is based upon subcontractor costs and internal costs incurred that are specifically covered by the contracts and grants, plus a facilities and administrative rate that provides funding for overhead expenses and management fees. These revenues are recognized when expenses have been incurred by subcontractors or when we incur reimbursable internal expenses that are related to the government contracts and grants.

We also record revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), Revenue From Contracts with Customers. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Certain amounts received from or billed to customers in accordance with contract terms are deferred and recognized as future performance obligations are satisfied.  All amounts earned under contracts with customers other than sales-based royalties are classified as license revenues. Sales-based royalties under our license agreements would be recognized as royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2022 Compared to June 30, 2021

For the three months ended June 30, 2022 we had a net loss of $2,386,760 as compared to a net loss of $1,897,068 for the same prior year period, representing increased net loss of $489,692 or 26%. This increase in net loss was primarily due to an increase in legal and consulting expenses associated with the arbitration against EBS and certain of its subsidiaries and the $426,622 gain on the forgiveness of the paycheck protection program loan during the three months ended June 30, 2021 offset by a $290,193 increase in the income tax benefit during the three months ended June 30, 2022. For the six months ended June 30, 2022, we had a net loss of $6,735,781 as compared to a net loss of $4,259,546 for the same prior year period, representing increased net loss of $2,476,235 or 58%. The increase in net loss was primarily attributed to an increase in legal and consulting expenses associated with the arbitration against EBS and certain of its subsidiaries as well as an increase in research and development expenses associated with manufacturing and preparation of the upcoming HyBryte™ NDA filing during the six months ended June 30, 2022.

Our revenues and associated costs incurred relate to third party licensing and the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended June 30, 2022, we had revenues of $228,640 as compared to $214,824 for the same prior year period, representing an increase of $13,816 or 6%. We also incurred costs related to those revenues for the three months ended June 30, 2022 and 2021 of $193,304 and $204,317, respectively, representing a decrease of $11,013 or 5%. Our gross profit for the three months ended June 30, 2022 was $35,336 or 15% of total revenues, as compared to a gross profit of $10,507 or 5% of total revenues for the same period in 2021, representing an increase of $24,829 or 236%. For the six months ended June 30, 2022 and 2021, we had revenues of $416,703 as compared to $362,417 for the same prior year period, representing an increase of $54,286 or 15%. We also incurred costs related to those revenues for the six months ended June 30, 2022 and 2021 of $285,517 and $326,677, respectively, representing a decrease of $41,160 or 13%. Our gross profit for the six months ended June 30, 2022 was $131,186 or 31% of total revenues, as compared to a gross profit $35,740 or 10% of total revenues for the same period in 2021, representing an increase of $95,446 or 267%. The increase in revenues and gross profit were primarily the result of licensing revenue, a greater percentage of trial work conducted for CiVax™ and SGX943 and the higher contract margins associated with those grants during the three and six months ended June 30, 2022.

Research and development expenses were $2,047,839 for the three months ended June 30, 2022 as compared to $1,936,608 for the same period in 2021, representing an increase of $111,231 or 6%. Research and development expenses were $3,794,607 for the six months ended June 30, 2022 as compared to $3,246,130 for the same period in 2021, representing an increase of $548,477 or 17%. The increase in research and development expenses during the six months ended June 30, 2022 was primarily attributable to the increased expenses associated with preparation of the upcoming HyBryte™ NDA filing.

General and administrative expenses were $1,382,793 for the three months ended June 30, 2022, as compared to $1,062,558 for the same period in 2021, representing an increase of $320,235 or 30%. General and administrative expenses were $3,924,261 for the six months ended June 30, 2022, as compared to $2,011,876 for the same period in 2021, representing an increase of $1,912,385 or 95%. The increase in general and administrative expenses for the three and six months ended June 30, 2022 was primarily attributable to an increase in legal and consulting expenses associated with the arbitration against EBS and certain of its subsidiaries.

Interest expense, net for the three months ended June 30, 2022 was $214,908 as compared to $235,736 for the same period in 2021, representing a decrease of $20,828 or 9%. Interest expense, net for the six months ended June 30, 2022 was $426,622 as compared to $449,241 for the same period in 2021, representing a decrease of $22,619 or 5%.

Financial Condition

Cash and Working Capital

As of June 30, 2022, we had cash and cash equivalents of $20,157,692 as compared to $26,043,897 as of December 31, 2021, representing a decrease of $5,886,205 or 23%. As of June 30, 2022, we had working capital of $11,985,310 as compared to working capital of $20,278,345 as of December 31, 2021, representing a decrease of $8,293,035 or 41%. The decrease in cash and cash equivalents and working capital was primarily related to cash used in operating activities.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the B. Riley Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.0 million in active government grant funding still available as of June 30, 2022 to support our associated research programs through March 2023, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We have up to $26.8 million remaining from the B. Riley Sales Agreement as of August 5, 2022 under the prospectus supplement updated August 13, 2021; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $9.1 million before any contract or grant reimbursements, of which $8.1 million relates to the Specialized BioTherapeutics business and $1.0 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements and licensing revenue in the next 12 months of approximately $1.1 million to offset research and development expenses in the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30, 2022 and 2021:

	2022	2021
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$252,808	$259,282
SGX942 (Dusquetide)	210,838	167,433
HyBryte™ (SGX301 or synthetic hypericin)	3,106,030	2,578,591
Other	224,931	240,824
Total	$3,794,607	$3,246,130

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$22,161	$102,916
SGX942 (Dusquetide)	—	(15,000)
CiVax™	217,381	204,582
SGX943	45,975	34,179
Total	285,517	326,677
Grand Total	$4,080,124	$3,572,807

Contractual Obligations

We have licensing fee commitments of approximately $267,500 as of June 30, 2022 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended from November 2022 to October 2025. The current rent is approximately $11,108 per month, or $21.50 per square foot and will remain so through October 2023. The rent for lease periods starting November 2023 and November 2024 is approximately $11,367 per month, or $22.00 per square foot and $11,625 per month, or $22.50 per square foot, respectively. Our office space is sufficient for our current needs.

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

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of June 30, 2022, no other milestone or royalty payments have been paid or accrued.

In December 2020, we entered into a $20.0 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest only period through December 2022 with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal is to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of our assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain our insurance coverage.

Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5.0 million each, which expired on December 15, 2021 and March 15, 2022, respectively.

Interest expense incurred during the three months ended June 30, 2022 and 2021 was $211,170 and $223,636, respectively. Interest expense incurred during the six months ended June 30, 2022 and 2021 was $420,019 and $444,814, respectively.

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three and six months ended June 30, 2022.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the coronavirus.

Emergent BioSolutions Legal Proceedings

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries (collectively, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We allege in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing or arguments in April 2022 (see Part II, Item 1 – Legal Proceedings). We were seeking to recover damages in excess of $19.0 million from Emergent.

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. We are reviewing the decision and are weighing our options for challenging this outcome. We cannot offer any assurances as to any result of our potential challenge of the arbitration decision or that we will recover any damages from Emergent.

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

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

We were seeking to recover damages in excess of $19 million from Emergent. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration. Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. We are reviewing the decision and are weighing our options for challenging this outcome. We cannot offer any assurances as to any result of our potential challenge of the arbitration decision or that we will recover any damages from Emergent.

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

SOLIGENIX, INC.

August 12, 2022	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)