Form 10-Q
period 2022-09-30
SOLIGENIX, INC.
filed 2022-11-10
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-14778

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

As of November 3, 2022, 43,227,288 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,865,642	$26,043,897
Licensing, contracts and grants receivable	130,742	138,889
Research and development incentives receivable	100,372	103,832
Prepaid expenses and other current assets	396,355	282,903
Total current assets	17,493,111	26,569,521
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $111,742 and $167,848	21,505	22,220
Deferred issuance cost	20,266	20,266
Right-of-use lease assets	367,375	106,155
Research and development incentives receivable	22,339	121,238
Other assets	—	7,750
Total assets	$17,947,373	$26,869,927

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,164,627	$2,925,544
Accrued expenses	2,235,451	2,956,545
Accrued compensation	59,790	302,936
Lease liabilities, current	106,165	106,151
Convertible debt, current	3,000,000	—
Deferred revenue, current	100,000	—
Total current liabilities	9,666,033	6,291,176
Non-current liabilities:
Convertible debt, net of current portion and debt discount of $112,779 and $143,847	6,887,221	9,856,153
Lease liabilities, net of current portion	262,117	—
Deferred revenue, net of current portion	100,000	—
Total liabilities	16,915,371	16,147,329
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 43,105,191 shares and 42,873,445 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	43,105	42,873
Additional paid-in capital	216,773,316	216,402,890
Accumulated other comprehensive income	25,472	41,942
Accumulated deficit	(215,809,891)	(205,765,107)
Total shareholders’ equity	1,032,002	10,722,598
Total liabilities and shareholders’ equity	$17,947,373	$26,869,927

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Licensing revenue	$—	$—	$50,000	$—
Contract revenue	—	—	—	33,351
Grant revenue	166,140	186,198	532,843	515,264
Total revenues	166,140	186,198	582,843	548,615
Cost of revenues	(129,440)	(166,265)	(414,957)	(492,942)
Gross profit	36,700	19,933	167,886	55,673
Operating expenses:
Research and development	1,791,695	2,237,565	5,586,302	5,483,695
General and administrative	1,326,249	1,147,279	5,250,510	3,159,155
Total operating expenses	3,117,944	3,384,844	10,836,812	8,642,850
Loss from operations	(3,081,244)	(3,364,911)	(10,668,926)	(8,587,177)
Other income (expense):
Gain on forgiveness of PPP loan	—	—	—	421,584
Foreign currency transaction loss	(12,613)	(66,967)	(26,006)	(22,384)
Interest expense, net	(215,146)	(227,271)	(641,768)	(676,512)
Research and development incentives	—	40,844	136,981	121,896
Other income (expense)	—	30,754	—	30,754
Total other income (expense)	(227,759)	(222,640)	(530,793)	(124,662)
Net loss before income taxes	(3,309,003)	(3,587,551)	(11,199,719)	(8,711,839)
Income tax benefit	—	—	1,154,935	864,742
Net loss applicable to common stockholders	$(3,309,003)	$(3,587,551)	$(10,044,784)	$(7,847,097)
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.23)	$(0.20)
Basic and diluted weighted average common shares outstanding	43,083,690	40,697,888	43,005,912	39,210,984

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(3,309,003)	$(3,587,551)	$(10,044,784)	$(7,847,097)
Other comprehensive loss:
Foreign currency translation adjustments	14,403	81,616	(16,470)	73,895
Comprehensive loss	$(3,294,600)	$(3,505,935)	$(10,061,254)	$(7,773,202)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2021	42,873,445	$42,873	$216,402,890	$41,942	$(205,765,107)	$10,722,598
Issuance of common stock to vendors	231,746	232	149,770	—	—	150,002
Share-based compensation expense	—	—	220,656	—	—	220,656
Foreign currency translation adjustment	—	—	—	(16,470)	—	(16,470)
Net loss	—	—	—	—	(10,044,784)	(10,044,784)
Balance, September 30, 2022	43,105,191	$43,105	$216,773,316	$25,472	$(215,809,891)	$1,032,002

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2020	30,643,656	$30,644	$196,949,655	$(24,337)	$(193,214,134)	$3,741,828
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	11,931,513	11,931	19,405,359	—	—	19,417,290
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(639,906)	—	—	(639,906)
Issuance of common stock to vendors	25,000	25	27,475	—	—	27,500
Exercise of stock options	30,254	30	25,805	—	—	25,835
Exercise of warrants	13	—	51	—	—	51
Share-based compensation expense	—	—	255,147	—	—	255,147
Foreign currency translation adjustment	—	—	—	73,895	—	73,895
Net loss	—	—	—	—	(7,847,097)	(7,847,097)
Balance, September 30, 2021	42,630,436	$42,630	$216,023,586	$49,558	$(201,061,231)	$15,054,543

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2022 and 2021

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2022	43,050,245	$43,050	$216,652,655	$11,069	$(212,500,888)	$4,205,886
Issuance of common stock to vendors	54,946	55	49,946	—	—	50,001
Share-based compensation expense	—	—	70,715	—	—	70,715
Foreign currency translation adjustment	—	—	—	14,403	—	14,403
Net loss	—	—	—	—	(3,309,003)	(3,309,003)
Balance, September 30, 2022	43,105,191	$43,105	$216,773,316	$25,472	$(215,809,891)	$1,032,002

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, June 30, 2021	40,078,760	$40,079	$213,061,849	$(32,058)	$(197,473,680)	$15,596,190
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	2,496,422	2,496	2,924,465	—	—	2,926,961
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(95,729)	—	—	(95,729)
Issuance of common stock to vendor	25,000	25	27,475	—	—	27,500
Exercise of common stock options	30,254	30	25,805	—	—	25,835
Share-based compensation expense	—	—	79,721	—	—	79,721
Foreign currency translation adjustment	—	—	—	81,616	—	81,616
Net loss	—	—	—	—	(3,587,551)	(3,587,551)
Balance, September 30, 2021	42,630,436	$42,630	$216,023,586	$49,558	$(201,061,231)	$15,054,543

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021
Operating activities:
Net loss	$(10,044,784)	$(7,847,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	21,538	26,614
Non-cash lease expense	86,326	86,124
Share-based compensation	220,656	255,147
Issuance of common stock to vendors for services	150,002	27,500
Amortization of deferred issuance costs associated with convertible debt	31,068	31,456
Gain on forgiveness of PPP loan	—	(421,584)
Change in operating assets and liabilities:
Licensing, contracts and grants receivable	8,147	159,590
Prepaid expenses and other current assets	(113,452)	(203,619)
Research and development incentives receivable	67,912	258,509
Operating lease liability	(85,415)	(86,124)
Deferred revenue	200,000	—
Accounts payable and accrued expenses	679,268	(154,415)
Accrued compensation	(243,146)	(816,367)
Net cash used in operating activities	(9,021,880)	(8,684,266)

Investing activities:
Purchases of office furniture and equipment	(13,073)	—
Net cash used in investing activities	(13,073)	—

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	—	19,417,290
Costs associated with B. Riley At Market Issuance Sales Agreement	—	(584,334)
Proceeds from the exercise of warrants	—	51
Proceeds from the exercises of stock options	—	25,835
Costs associated with issuance of convertible debt	—	(45,512)
Principal repayment – financing lease	—	(6,149)
Net cash provided by financing activities	—	18,807,181
Effect of exchange rate on cash and cash equivalents	(143,302)	67,909
Net (decrease)/increase in cash and cash equivalents	(9,178,255)	10,190,824
Cash and cash equivalents at beginning of period	26,043,897	18,676,663
Cash and cash equivalents at end of period	$16,865,642	$28,867,487
Supplemental information:
Cash paid for state income taxes	$13,243	$7,382
Cash paid for interest	$643,921	$444,814
Cash paid for lease liabilities:
Operating lease	$99,975	$99,975
Financing lease	$—	$6,408
Non-cash activities:
Right-of-use assets and lease liabilities recorded	$347,546	$—
Deferred issuance cost in accounts payable	$—	$22,700
Deferred issuance cost reclassified to additional paid-in capital	$—	$55,572

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the FDA regulations, and other regulatory authorities, litigation, and product liability.

Results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2022, the Company had an accumulated deficit of $215,809,891. During the nine months ended September 30, 2022, the Company incurred a net loss of $10,044,784 and used $9,021,880 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnerships and/or financings. Based on the Company’s approved operating budget, current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements.

As of September 30, 2022, the Company had cash and cash equivalents of $16,865,642 as compared to $26,043,897 as of December 31, 2021, representing a decrease of $9,178,255 or 35%. As of September 30, 2022, the Company had working capital of $7,827,078 as compared to working capital of $20,278,345 as of December 31, 2021, representing a decrease of $12,451,267 or 61%. The decrease in cash and cash equivalents and working capital was primarily related to cash used in operating activities.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), pursue a New Drug Application (“NDA”) filing and commercialization in the U.S. while continuing to explore ex-U.S. partnership.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $0.8 million in active government grant funding still available as of September 30, 2022 to support its associated research programs through March 2023, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company has up to $26.7 million remaining from the B. Riley Sales Agreement as of November 3, 2022 under the prospectus supplement updated August 13, 2021.
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Reclassifications

Certain amounts in the statement of operations for the three and nine months ended September 30, 2021 have been reclassified to conform to the current year presentation.

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

The Company did not record any impairment of long-lived assets for the three and nine months ended September 30, 2022 and 2021.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of stock options, restricted stock, deferred stock and unrestricted stock to the Company’s employees and non-employees (including consultants). The shares issued under the 2015 Plan are registered on Form S-8 (SEC File No. 333-208515). However, as shares of common stock are not covered by a reoffer prospectus, the certificates reflecting such shares reflect a Securities Act of 1933, as amended restrictive legend. Stock compensation expense for equity-classified awards to non-employees is measured on the date of grant and is recognized when the services are performed.

The fair value of options issued during the nine months ended September 30, 2022 and 2021 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 87% for 2022 and 85% - 87% for 2021; and
●	risk free interest rates ranging from 1.12% - 3.23% for 2022 and 0.27% - 0.67% for 2021.

The fair value of each option grant made during the nine months ended September 30, 2022 and 2021 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly-owned subsidiary in the UK from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended September 30, 2022 and 2021, the Company recognized a foreign currency transaction loss of ($12,613) and ($66,967), respectively, in the accompanying consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company recognized a foreign currency transaction loss of ($26,006) and ($22,384), respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $1,154,935 and $864,742 from the sale of New Jersey NOL carryforwards during the nine months ended September 30, 2022 and 2021, respectively. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the nine months ended September 30, 2022 and 2021. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2022 or December 31, 2021.

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

The research and development incentive receivable represents an amount due in connection with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $123,000 and $225,000 as of September 30, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

The following table shows the change in the UK research and development incentives receivable from December 31, 2021 to September 30, 2022:

	Current	Long-Term	Total
Balance at December 31, 2021	$103,832	$121,238	$225,070
UK research and development incentives, transfer	121,238	(121,238)	—
UK research and development incentives	—	29,075	29,075
Additional 2020 incentive earned	107,906	—	107,906
UK research and development incentives cash receipt	(209,166)	—	(209,166)
Foreign currency translation	(23,438)	(6,736)	(30,174)
Balance at September 30, 2022	$100,372	$22,339	$122,711

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of September 30,
	2022	2021
Common stock purchase warrants	59,872	5,731,464
Stock options	2,183,406	1,996,890
Convertible debt	2,439,024	4,878,048
Total	4,682,302	12,606,402

The weighted average exercise price of the Company’s warrants and stock options outstanding at September 30, 2022 were $2.41 and $2.30 per share, respectively, and at September 30, 2021 were $2.96 and $2.70 per share, respectively. 2,403,385 of the Company’s common stock warrants associated with the December 2016 public offering expired on December 15, 2021 and 3,268,200 of the Company’s common stock warrants associated with the July 2018 public offering expired on January 2, 2022.

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey as an operating lease, and recorded a related right-of-use lease asset and lease liability accordingly. Pursuant to an amendment executed on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,108 per month will be maintained until November 2023 when it will be increased to $11,367 and then will increase to $11,625 in November 2024 where it will remain until expiration. As of September 30, 2022 and December 31, 2021, the Company’s consolidated balance sheets included a right-of-use lease asset of $367,375 and $106,155 for the office space, respectively. The Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 included corresponding lease liabilities of $368,282 and $106,151 for the office space, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2022	$106,155
New lease extension June 21, 2022	347,546
Reduction/amortization	(86,326)
Right of use lease asset, September 30, 2022	$367,375

Lease liability:
Lease liability, January 1, 2022	$106,151
New lease extension June 21, 2022	347,546
Repayments	(85,415)
Lease liability, September 30, 2022	$368,282

Lease expense for the nine months ended September 30, 2022:
Lease expense	$100,887
Total	$100,887

Lease expense for the nine months ended September 30, 2021:
Lease expense	$99,975
Total	$99,975

Contractual cash payments for the remaining lease term as of September 30, 2022:
2022	$33,325
2023	133,817
2024	136,917
2025	116,250
Total	$420,309
Remaining lease term (months) as of September 30, 2022	37

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2022	2021
Clinical trial expenses	$1,913,221	$2,625,779
Other	322,230	330,766
Total	$2,235,451	$2,956,545

Note 5. Debt

In December 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest-only period for the first two years with an interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal is to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring the Company to protect and maintain its intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain its insurance coverage.

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

Interest expense incurred during the three months ended September 30, 2022 and 2021 was $213,490 and $226,093, respectively. Interest expense incurred during the nine months ended September 30, 2022 and 2021 was $633,510 and $670,907, respectively.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $4.10 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Annual principal and interest payments due, assuming no conversion is as follows:

Year	Principal	Interest	Total
2022	$—	$213,490	$213,490
2023	4,000,000	719,138	4,719,138
2024	4,000,000	380,338	4,380,338
2025	2,000,000	60,566	2,060,566
Total	$10,000,000	$1,373,532	$11,373,532

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2021 and 2020, in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carryforwards, resulting in the recognition of $1,154,935 and $864,742 of income tax benefit, net of transaction costs, during the nine months ended September 30, 2022 and 2021, respectively. The Company has not yet sold its 2021 New Jersey NOLs but may be able to do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, none of which are issued or outstanding.

Common Stock

The following items represent transactions in the Company’s common stock for the nine months ended September 30, 2022:

●	The Company issued a vendor 80,646 shares of fully vested common stock with a fair value of $0.62 per share on February 7, 2022.
●	The Company issued a vendor 96,154 shares of fully vested common stock with a fair value of $0.52 per share on May 6, 2022.
●	The Company issued a vendor 54,946 shares of fully vested common stock with a fair value of $0.91 per share on August 5, 2022.

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

B. Riley At Market Issuance Sales Agreement

In August 2017, the Company entered into the B. Riley Sales Agreement to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program under which B. Riley acts as sales agent. Under the B. Riley Sales Agreement, the Company sets the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The B. Riley Sales Agreement provides that B. Riley is entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the B. Riley Sale Agreement. The Company has no obligation to sell any shares under the B. Riley Sales Agreement, and may suspend solicitation and offers under the B. Riley Sales Agreement at any time. The B. Riley Sales Agreement expires on December 31, 2023.

On August 13, 2021, the Company filed a prospectus supplement relating to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30 million under the July 2020 Registration Statement. As of November 3, 2022, there was $26.7 million available for future sale of common stock under the B. Riley Sales Agreement.

Note 8. Concentrations

At September 30, 2022 and 2021, the Company had deposits in major financial institutions that exceeded the amount under protection by the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the FDIC and at times maintains cash balances in excess of the FDIC coverage.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $255,000 as of September 30, 2022 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license Investigational New Drug (“IND”) milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

Provided the sole remaining future success-oriented milestone is attained, the Company will be required to make an additional payment of $5.0 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of September 30, 2022, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
October 1 through December 31, 2022	$21,000	$33,325	$54,325
2023	96,000	133,817	229,817
2024	46,000	136,917	182,917
2025	46,000	116,250	162,250
2026	46,000	—	46,000
Total	$255,000	$420,309	$675,309

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

The continued global spread of COVID-19 has affected the Company’s operations but did not have a material impact on its business, operating results, financial condition or cash flows as of and for the three and nine months ended September 30, 2022 and 2021.

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

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to the Company. On September 30, 2022, the Company filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. The Company cannot offer any assurances as to any result of the challenge of the arbitration decision or that the Company will recover any damages from Emergent.

Note 10. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	September 30,
	2022	2021
Revenues
Specialized BioTherapeutics	$—	$—
Public Health Solutions	166,140	186,198
Total	$166,140	$186,198

Loss from Operations
Specialized BioTherapeutics	$(1,856,553)	$(2,034,507)
Public Health Solutions	(9,578)	(160,970)
Corporate	(1,215,113)	(1,169,434)
Total	$(3,081,244)	$(3,364,911)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$2,876	$1,883
Public Health Solutions	479	314
Corporate	1,438	6,678
Total	$4,793	$8,875

Other (Expense) Income, Net
Specialized BioTherapeutics	$(12,613)	$(26,123)
Corporate	(215,146)	(196,517)
Total	$(227,759)	$(222,640)

Share-Based Compensation
Specialized BioTherapeutics	$28,343	$28,506
Public Health Solutions	1,054	6,518
Corporate	41,318	44,697
Total	$70,715	$79,721

	Nine Months Ended
	September 30,
	2022	2021
Revenues
Specialized BioTherapeutics	$—	$—
Public Health Solutions	582,843	548,615
Total	$582,843	$548,615

Loss from Operations
Specialized BioTherapeutics	$(5,396,630)	$(4,867,481)
Public Health Solutions	(131,201)	(399,512)
Corporate	(5,141,095)	(3,320,184)
Total	$(10,668,926)	$(8,587,177)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$8,273	$5,644
Public Health Solutions	1,379	941
Corporate	11,886	20,029
Total	$21,538	$26,614

Other (Expense) Income, Net
Specialized BioTherapeutics	$110,975	$99,512
Corporate	(641,768)	(224,174)
Total	$(530,793)	$(124,662)

Share-Based Compensation
Specialized BioTherapeutics	$85,190	$86,816
Public Health Solutions	3,162	20,002
Corporate	132,304	148,329
Total	$220,656	$255,147

	As of	As of
	September 30,	December 31,
	2022	2021
Identifiable Assets
Specialized BioTherapeutics	$121,567	$128,645
Public Health Solutions	137,910	146,296
Corporate	17,687,896	26,594,986
Total	$17,947,373	$26,869,927

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

Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the Food and Drug Administration (“FDA”); Phase 2a study initiation anticipated December 2022

SGX942	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: the primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group; analyze full dataset from Phase 3 study and design a second Phase 3 clinical trial; continued development contingent upon identification of partnership

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

In July 2022, we received agreement from the FDA on an initial pediatric study plan (iPSP) for HyBryte™ for the treatment CTCL. The agreed iPSP stipulates that Soligenix intends on requesting a full waiver of pediatric studies upon submission of the NDA. Agreement with FDA on an iPSP is one of the regulatory requirements that must be met prior to submitting a NDA.

In September 2022, the FDA awarded an Orphan Products Development grant to support the evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. The grant, totaling $2.6 million over 4 years, was awarded to a prestigious academic institution that was a leading enroller in the recently published positive Phase 3 FLASH study in the treatment of early stage CTCL.

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

In June 2022, we received FDA IND clearance for our Phase 2a clinical trial titled, "Phase 2 Study Evaluating SGX302 in the Treatment of Mild-to-Moderate Psoriasis." The study is designed to evaluate the safety and efficacy of topically-applied SGX302 and we expect to begin patient enrollment in December 2022. Under this IND, the Phase 2a clinical trial of SGX302 will be a randomized, double-blind, placebo-controlled study that will enroll up to 32 patients age 18 years or older with mild to moderate, stable psoriasis covering 2 to 30% of their body. Patients will receive placebo or SGX302 (randomized 1:1) as a twice weekly treatment for up to 18 weeks. Each treatment will consist of the application of SGX302 followed approximately 24 hours later with visible light activation. Efficacy endpoints will include the extent of lesion clearance and patient reported quality of life indices.

In October 2022, we announced the formation of a Medical Advisory Board (“MAB”) to provide us medical/clinical strategic guidance as we advance the Phase 2a clinical development of SGX302 for the treatment of mild-to-moderate psoriasis.

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

Oral BDP

BDP (beclomethasone 17,21-dipropionate) has been marketed in the U.S. and worldwide since the early 1970s as the active pharmaceutical ingredient in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. BDP is specifically formulated for oral administration as a single product consisting of two tablets. One tablet is intended to release BDP in the upper sections of the GI tract and the other tablet is intended to release BDP in the lower sections of the GI tract. Based on its pharmacological characteristics, BDP may have utility in treating other conditions of the GI tract having an inflammatory component, such as pediatric Crohn’s disease.

SGX203 – for Treating Pediatric Crohn’s Disease

SGX203 (BDP) represents a first-of-its-kind oral, locally acting therapy tailored to treat GI inflammation. Based on its pharmacological characteristics, BDP may have utility in treating multiple conditions of the GI tract having an inflammatory component. BDP has been marketed in the U.S. and worldwide since the early 1970s as the API in a nasal spray and in a metered-dose inhaler for the treatment of patients with allergic rhinitis and asthma. SGX203 for the treatment of pediatric Crohn’s disease is specifically formulated as a two tablet delivery system for oral use that allows for administration of immediate and delayed release BDP throughout the small bowel and the colon. The FDA has given SGX203 Orphan Drug designation as well as Fast Track designation for the treatment of pediatric Crohn’s disease. We will pursue a pivotal Phase 3 clinical trial of SGX203 for the treatment of pediatric Crohn’s disease contingent upon additional funding, such as through partnership funding support.

We estimate the potential worldwide market for BDP is in excess of $500 million for all applications, including the treatment of pediatric Crohn’s disease. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

During April 2020, we obtained an exclusive worldwide license for CoVaccine HT™, a novel vaccine adjuvant, from SERB Pharmaceuticals (formerly BTG Specialty Pharmaceuticals, a division of Boston Scientific Corporation) (“SERB”), for the fields of coronavirus infection (including SARS-CoV-2, the cause of COVID-19), and pandemic flu. CoVaccine HT™ is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CoVaccine HT™ in the development of our heat stable filovirus vaccine program, with vaccine candidates against Ebola and Marburg virus disease. Given this previous success, CoVaccine HT™ will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV-2, the cause of COVID-19. The license agreement was executed between us and SERB, which owns the CoVaccine HT™ intellectual property.

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

During August 2021, we announced positive data demonstrating the efficacy of multiple filovirus vaccine candidates in NHP, including thermostabilized multivalent vaccines in a single vial platform presentation. Collaborators at UH Manoa describe the potent efficacy of vaccine candidates protecting against three life-threatening filoviruses, Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus in an article published in

Frontiers in Immunology. These vaccine candidates contain highly purified protein antigens combined with the novel CoVaccine HT™ adjuvant, in both monovalent (single antigen) and bivalent (two antigen) formulations. Most recently, efforts to formulate all three antigens and adjuvant into a thermostable single-vial vaccine platform has also been shown to protect 75% of vaccinated NHPs against subsequent Sudan ebolavirus challenge, with further development to test efficacy against other filovirus infections ongoing.

During August 2021, Vaccine published a scientific article describing the formulation of single-vial platform presentations of monovalent (single antigen), bivalent (two antigens) and trivalent (three antigens) combinations of filovirus vaccine candidates.

During September 2021, an accelerated preprint was posted on bioRxiv of pre-clinical immunogenicity studies for CiVax™ (heat stable COVID-19 vaccine program) demonstrating durable broad-spectrum neutralizing antibody responses, including against the Beta, Gamma and Delta variants of concern. The scientific article is part of the ongoing collaboration with Axel Lehrer, PhD, Associate Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine (“JABSOM”), UHM. Development continues under a non-dilutive $1.5M grant from the NIAID awarded to us in December 2020.

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

In October 2022, we announced we were invited by the BARDA Division of Chemical, Biological, Radiological and Nuclear (“CBRN”) Medical Countermeasures to submit a full contract proposal for the development of single-vial, adjuvanted, heat stable subunit vaccines to prevent filovirus infection. This submission supports a potential multi-year, multi-million dollar contract to develop SuVax™ and MarVax™ vaccine candidates as medical countermeasures (“MCM”) for use in the event of a Sudan ebolavirus or Marburg marburgvirus outbreak; however, this invitation to submit a proposal is not a guarantee of contract award.  Any potential award will be determined following BARDA’s review of the technical and scientific merits of the full proposal.

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

In connection with failures relating to the manufacture of RiVax® bulk drug substance, on July 1, 2020, we filed a demand for arbitration against EBS, Emergent Product Development Gaithersburg, Inc. (“EPDG”); and EMOB (together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We have alleged that (a) EPDG breached contracts, (b) EMOB breached contracts; and (c) Emergent fraudulently induced us into entering into the contracts with EPDG and EMOB. We sought to recover damages in excess of $19 million from Emergent. Emergent answered the demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. We cannot offer any assurances as to any result of our challenge of the arbitration decision or that we will recover any damages from Emergent. For more details regarding the arbitration against Emergent, see Part II – Item 1. “Legal Proceedings” in this Quarterly Report.

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

In July 2022, we announced that we signed a worldwide exclusive agreement to license and supply our ricin antigen, used in our RiVax® vaccine, to SERB, for development of a novel therapeutic treatment against ricin toxin poisoning. In pursuit of a ricin antidote, SERB will leverage its unique broad-spectrum polyclonal antibody platform, gained in its acquisition of BTG Specialty Pharmaceuticals. This specialized manufacturing process generates binding fragments from antibodies that are specific to a given antigen, helping to ensure potency and purity. This platform is currently used to manufacture two of SERB’s currently marketed products, CroFab® and DigiFab®.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of September 30, 2022, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to September 30, 2021

For the three months ended September 30, 2022 we had a net loss of $3,309,003 as compared to a net loss of $3,587,551 for the same prior year period, representing decreased net loss of $278,548 or 8%. This decrease in net loss was primarily due to a decrease in research and development expenses partially offset by an increase in legal and consulting expenses associated with the arbitration against Emergent and certain of its subsidiaries. For the nine months ended September 30, 2022, we had a net loss of $10,044,784 as compared to a net loss of $7,847,097 for the same prior year period, representing increased net loss of $2,197,687 or 28%. The increase in net loss was primarily attributed to an increase in legal and consulting expenses associated with the arbitration against Emergent and certain of its subsidiaries as well as an increase in research and development expenses associated with manufacturing and preparation of the upcoming HyBryte™ NDA filing during the nine months ended September 30, 2022.

Our revenues and associated costs incurred relate to third party licensing and the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended September 30, 2022, we had revenues of $166,140 as compared to $186,198 for the same prior year period, representing a decrease of $20,058 or 11%. We also incurred costs related to those revenues for the three months ended September 30, 2022 and 2021 of $129,440 and $166,265, respectively, representing a decrease of $36,825 or 22%. Our gross profit for the three months ended September 30, 2022 was $36,700 or 22% of total revenues, as compared to a gross profit of $19,933 or 11% of total revenues for the same period in 2021, representing an increase of $16,767 or 84%. The decrease in revenues and increase in gross profit were primarily the result of a decline in lower margin grant work during the three months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021, we had revenues of $582,843 as compared to $548,615 for the same prior year period, representing an increase of $34,228 or 6%. We also incurred costs related to those revenues for the nine months ended September 30, 2022 and 2021 of $414,957 and $492,942, respectively, representing a decrease of $77,985 or 16%. Our gross profit for the nine months ended September 30, 2022 was $167,886 or 29% of total revenues, as compared to a gross profit $55,673 or 10% of total revenues for the same period in 2021, representing an increase of $112,213 or 202%. The increase in revenues and gross profit were primarily the result of licensing revenue, a greater percentage of trial work conducted for CiVax™ and SGX943 and the higher contract margins associated with those grants during the nine months ended September 30, 2022.

Research and development expenses were $1,791,695 for the three months ended September 30, 2022 as compared to $2,237,565 for the same period in 2021, representing a decrease of $445,870 or 20%. This decrease was primarily due to the completion of the Oral Mucositis Phase 3 clinical trial. Research and development expenses were $5,586,302 for the nine months ended September 30, 2022 as compared to $5,483,695 for the same period in 2021, representing an increase of $102,607 or 2%. The increase in research and development expenses during the nine months ended September 30, 2022 was primarily attributable to the increased expenses associated with preparation of the upcoming HyBryte™ NDA filing.

General and administrative expenses were $1,326,249 for the three months ended September 30, 2022, as compared to $1,147,279 for the same period in 2021, representing an increase of $178,970 or 16%. The increase in general and administrative expenses for the three months ended September 30, 2022 was primarily attributable to increased expenses associated with the 2022 Annual Shareholder Meeting as well as increased expenses associated with the commercialization of HyBryte™. General and administrative expenses were $5,250,510 for the nine months ended September 30, 2022, as compared to $3,159,155 for the same period in 2021, representing an increase of $2,091,355 or 66%. The increase in general and administrative expenses for the nine months ended September 30, 2022 was primarily attributable to an increase in legal and consulting expenses associated with the arbitration against Emergent and certain of its subsidiaries.

Interest expense, net for the three months ended September 30, 2022 was $215,146 as compared to $227,271 for the same period in 2021, representing a decrease of $12,125 or 5%. Interest expense, net for the nine months ended September 30, 2022 was $641,768 as compared to $676,512 for the same period in 2021, representing a decrease of $34,744 or 5%.

Financial Condition

Cash and Working Capital

As of September 30, 2022, we had cash and cash equivalents of $16,865,642 as compared to $26,043,897 as of December 31, 2021, representing a decrease of $9,178,255 or 35%. As of September 30, 2022, we had working capital of $7,827,078 as compared to working capital of $20,278,345 as of December 31, 2021, representing a decrease of $12,451,267 or 61%. The decrease in cash and cash equivalents and working capital was primarily related to cash used in operating activities.

Based on our current rate of cash outflows, cash on hand, proceeds from government contract and grant programs, and proceeds available from the B. Riley Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $0.8 million in active government grant funding still available as of September 30, 2022 to support our associated research programs through March 2023, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We have up to $26.7 million remaining from the B. Riley Sales Agreement as of November 3, 2022 under the prospectus supplement updated August 13, 2021; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $8.5 million before any contract or grant reimbursements, of which $7.7 million relates to the Specialized BioTherapeutics business and $0.8 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements and licensing revenue in the next 12 months of approximately $0.9 million to offset research and development expenses in the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30, 2022 and 2021:

	2022	2021
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$299,086	$455,186
SGX942 (Dusquetide)	242,610	327,580
HyBryte™ (SGX301 or synthetic hypericin)	4,745,133	4,336,738
Other	299,473	364,191
Total	$5,586,302	$5,483,695

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$22,161	$126,287
SGX942 (Dusquetide)	—	—
CiVax™	315,845	314,833
SGX943	76,951	51,822
Total	414,957	492,942
Grand Total	$6,001,259	$5,976,637

Contractual Obligations

We have licensing fee commitments of approximately $255,000 as of September 30, 2022 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended from November 2022 to October 2025. The current rent is approximately $11,108 per month and will remain so through October 2023. The rent for lease periods starting November 2023 and November 2024 is approximately $11,367 per month and $11,625 per month, respectively. Our office space is sufficient for our current needs.

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

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of September 30, 2022, no other milestone or royalty payments have been paid or accrued.

In December 2020, we entered into a $20 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and have an interest-only period through December 2022 with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal is to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of our assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain our insurance coverage.

Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5.0 million each, which expired on December 15, 2021 and March 15, 2022, respectively.

Interest expense incurred during the three months ended September 30, 2022 and 2021 was $213,490 and $226,093, respectively. Interest expense incurred during the nine months ended September 30, 2022 and 2021 was $633,510 and $670,907, respectively.

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

The continued global spread of COVID-19 has affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three and nine months ended September 30, 2022.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the coronavirus.

Emergent BioSolutions Legal Proceedings

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries (collectively, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We allege in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. We sought to recover damages in excess of $19.0 million from Emergent.

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. We cannot offer any assurances as to any result of our challenge of the arbitration decision or that we will recover any damages from Emergent (see Part II, Item 1 – Legal Proceedings).

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

As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

We sought to recover damages in excess of $19 million from Emergent. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration. Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. We cannot offer any assurances as to any result of our challenge of the arbitration decision or that we will recover any damages from Emergent.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2022, we issued 54,946 shares of fully vested common stock with a fair value of $0.91 per share to a vendor. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The vendor is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the business relationship with us, to information about us.

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

SOLIGENIX, INC.

November 10, 2022	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)