Form 10-K
period 2022-12-31
SOLIGENIX, INC.
filed 2023-03-31
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $25,734,915 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2022.

On March 24, 2023, there were 2,924,491 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;
●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;
●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	our ability to comply with listing requirements and maintain the listing of our common stock on The Nasdaq Capital Market;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. Coronavirus Disease 2019 (“COVID-19”)); and
●	other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the United States (“U.S.”) Securities and Exchange Commission (“the SEC”) or for any other reason. You should carefully

ii

review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Note Regarding Reverse Stock Split

On February 9, 2023, we completed a reverse stock split of our issued and outstanding shares of common stock at a ratio of one-for-fifteen, whereby, every fifteen shares of our issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. Our common stock began trading on The NASDAQ Capital Market on a reverse split basis at the market opening on February 10, 2023. All share and per share data have been restated to reflect this reverse stock split.

iii

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), meet with the United States (“U.S.”) Food and Drug Administration (“FDA”) to discuss the contents of a refusal to file (“RTF”) letter recently issued by the FDA in response to the HyBryte™ new drug application (“NDA”) for the treatment of CTCL. We are preparing for a meeting, categorized as Type A, with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards marketing approval and U.S. commercialization while continuing to explore ex-U.S. partnership.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment of oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.

●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); NDA submitted December 2022; FDA RTF letter received February 2023; Prepare for Type A meeting with the FDA

SGX302	Mild-to-Moderate Psoriasis	Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the FDA; Phase 2a study initiated December 2022

SGX942	Oral Mucositis in Head and Neck Cancer

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

HyBryte™ has received Orphan Drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for HyBryte™ upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a NDA for HyBryte™, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, we were eligible to submit an NDA for HyBryte™ on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. HyBryte™ for the treatment of CTCL also was granted Orphan Drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the MHRA, as well as Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in the UK.

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

As a result of discussions with the FDA regarding the HyBryte™ NDA submission and due to disruptions caused by the global COVID-19 pandemic resulting in delays by the commercial active pharmaceutical ingredient (“API”) contract manufacturer affecting the timing of availability of the pre-requisite amount of accrued stability data required to file the NDA, we filed the NDA with the FDA in December of 2022. We did not pursue a rolling NDA submission, so that we could provide additional supportive data in the NDA filing.

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

In July 2022, we received agreement from the FDA on an initial pediatric study plan (iPSP) for HyBryte™ for the treatment of CTCL. The agreed iPSP stipulates that we intend to request a full waiver of pediatric studies upon submission of the NDA. Agreement with FDA on an iPSP is one of the regulatory requirements that must be met prior to submitting a NDA.

In September 2022, the FDA awarded an Orphan Products Development grant to support the evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. The grant, totaling $2.6 million over 4 years, was awarded to a prestigious academic institution that was a leading enroller in the recently published positive Phase 3 FLASH study in the treatment of early stage CTCL.

In December 2022, we submitted the HyBryte™ NDA for the treatment of CTCL with the FDA.

In February 2023 we received a RTF letter from the FDA for the HyBryte™ NDA. Upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review. We are preparing for a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the agency would require for a resubmitted NDA to be deemed acceptable.

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

In September 2021, following the validation of synthetic hypericin’s biologic activity in the positive pivotal Phase 3 FLASH study in CTCL, as well as positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients, we decided to expand this novel therapy into a Phase 2a clinical trial in mild-to-moderate psoriasis. We estimate the potential worldwide market for SGX302 to be in excess of $1 billion for the treatment of mild-to-moderate psoriasis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

In June 2022, we received FDA IND clearance for our Phase 2a clinical trial (protocol number HPN-PSR-01) titled, "Phase 2 Study Evaluating SGX302 in the Treatment of Mild-to-Moderate Psoriasis." In December 2022, we initiated patient enrollment for the Phase 2a study (protocol number HPN-PSR-01) evaluating SGX302 in the treatment of mild-to-moderate psoriasis. The Phase 2a clinical trial (protocol number HPN-PSR-01) will target enrollment of up to 42 patients ages 18 years or older with mild to moderate, stable psoriasis covering 2 to 30% of the body. In both Parts A and B, all patients will apply the study drug twice per week and activate the drug with visible light 24 ± 6 hours later using the supplied visible light devices and according to the manufacturer's instructions. Patients will undergo treatments for a total of 18 weeks and, on completion, will be followed for a four-week follow-up period in which patients will not receive other psoriasis treatments. In Part A, five to ten patients will be assigned open-label SGX302 (0.25% hypericin) at the time of enrollment. Once the tolerability and response to SGX302 has been established, Part B of the protocol will commence. In Part B, patients will be randomized to double-blind treatment groups at a ratio 1:1 of active drug to placebo ointment. Active dermatologic assessment of treated lesions for adverse events will be performed immediately before and during light treatments. Patients will be assessed for overall disease status through four weeks of follow-up. Efficacy endpoints will include the extent of lesion clearance and patient reported quality of life indices. Routine safety data also will be collected.

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

In January 2022, dusquetide proved effective at reducing tumor size in nonclinical xenograft models. Recent studies, recapitulating results from previously published studies, have confirmed the efficacy of dusquetide as a stand-alone and combination anti-tumor therapy, with radiation, chemotherapy and targeted therapy, in the context of the MCF-7 breast cancer cell line. Of note, these results are consistent with a potential direct anti-tumor effect identified with SGX942 and is another important consideration in the oral mucositis treatment space.

In June 2022, an article was published describing the binding of our Innate Defense Regulator (“IDR”), dusquetide, to the p62 protein. Dusquetide binds to p62 or SQSTM-1, a scaffold protein implicated in a number of intracellular signaling networks implicated in tumor cell survival, including autophagy. This recent publication elaborates on the direct interaction of dusquetide with p62, as well as some of the direct downstream consequences of that interaction, consistent with its observed anti-infective, anti-tumor and anti-inflammatory activities. This information advances the understanding of dusquetide's novel mechanism of action and supports the development of analogs related to dusquetide.

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

We also entered into a collaboration agreement with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine (“JABSOM”), University of Hawai’i at Manoa (“UH Manoa”) and Hawaii Biotech, Inc. (“HBI”) to develop a heat stable subunit Ebola vaccine. Dr. Lehrer, a co-inventor of the Ebola vaccine with HBI, has shown proof of concept efficacy with subunit Ebola vaccines in non-human primates (“NHP”). The most advanced Ebola vaccines involve the use of vesicular stomatitis virus and adenovirus vectors – live, viral vectors which complicate the manufacturing, stability and storage requirements. Dr. Lehrer’s vaccine candidate is based on highly purified recombinant protein antigens, circumventing many of these manufacturing difficulties. Dr. Lehrer and HBI have developed a robust manufacturing process for the required proteins. Application of ThermoVax® may allow for a product that can avoid the need for cold chain distribution and storage, yielding a vaccine ideal for use in both the developed and developing world. This agreement has expired in accordance with its terms.

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

In March 2020, we entered into a research collaboration with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, JABSOM, UH Manoa to further expand the filovirus collaboration to investigation of potential coronavirus vaccines, including for SARS-CoV-2 (causing COVID-19). This research collaboration will utilize the technology platform developed in the search for filovirus vaccines and will use well-defined surface glycoprotein(s) from one or more coronaviruses, which are expected to be protective for COVID-19.

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

During August 2021, positive data demonstrated the efficacy of multiple filovirus vaccine candidates in NHP, including thermostabilized multivalent vaccines in a single vial platform presentation. Collaborators at UH Manoa describe the potent efficacy of vaccine candidates protecting against three life-threatening filoviruses, Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus in an article titled "Recombinant Protein Filovirus Vaccines Protect Cynomolgus Macaques from Ebola, Sudan, and Marburg Viruses", published in Frontiers in Immunology. These vaccine candidates contain highly purified protein antigens combined with the novel CoVaccine HT™ adjuvant, in both monovalent (single antigen) and bivalent (two antigen) formulations. Most recently, efforts to formulate all three antigens and adjuvant into a thermostable single-vial vaccine platform has also been shown to protect 75% of vaccinated NHPs against subsequent Sudan ebolavirus challenge, with further development to test efficacy against other filovirus infections ongoing.

During August 2021, Vaccine published a scientific article describing the formulation of single-vial platform presentations of monovalent (single antigen), bivalent (two antigens) and trivalent (three antigens) combinations of filovirus vaccine candidates.

During September 2021, an accelerated preprint was posted on bioRxiv of pre-clinical immunogenicity studies for CiVax™ (heat stable COVID-19 vaccine program) demonstrating durable broad-spectrum neutralizing antibody responses, including against the Beta, Gamma and Delta variants of concern. The scientific article is part of the ongoing collaboration with Axel Lehrer, PhD, Associate Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, JABSOM, UH Manoa. Development continues under a non-dilutive $1.5M grant from the NIAID awarded to us in December 2020.

In December 2021, 100% protection of NHPs against lethal Sudan ebolavirus challenge was achieved using a bivalent, thermostabilized vaccine formulated in a single vial, reconstituted only with water immediately prior to use. This milestone is part of an ongoing collaboration with UH Manoa and further demonstrates the broad applicability of the vaccine platform, and its potential role in the U.S. government's initiative for pandemic preparedness.

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

In June 2022, 100% protection of NHPs against lethal Marburg marburgvirus challenge was achieved using a bivalent, thermostabilized vaccine formulated in a single vial, reconstituted only with sterile water immediately prior to use. This important milestone is part of an ongoing collaboration with UH Manoa, demonstrating the successful presentation of one or more antigen(s) within the same formulation while maintaining full potency and thermostability. It further demonstrates the broad applicability of the heat stable vaccine platform, and its potential role in the U.S. government's initiative for pandemic preparedness.

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

We have adapted the original manufacturing process for the immunogen contained in RiVax® for thermostability and large scale manufacturing and recent studies have confirmed that the thermostabilized RiVax® formulation enhances the stability of the RiVax® antigen, enabling storage for at least 1 year at temperatures up to 40 degrees C (104 degrees F). The program will pursue approval via the FDA “Animal Rule” since it is not possible to test the efficacy of the vaccine in a clinical study which would expose humans to ricin. Uniform, easily measured and species-neutral immune correlates of protection that can be measured in humans and animals, and are indicative of animal survival to subsequent ricin challenge, are central to the application of the “Animal Rule.” Recent work has identified such potential correlates of immune protection in animals and work to qualify and validate these approaches is continuing, with the goal of utilizing these assays in a planned Phase 1/2 clinical trial with the thermostable RiVax® formulation. During September 2018, we published an extended stability study of RiVax®, showing up to 100% protection in mice after 12 months storage at 40 degrees C (104 degrees F) as well as identification of a potential in vitro stability indicating assay, critical to adequately confirming the long-term shelf life of the vaccine. We have entered into a collaboration with IDT Biologika GmbH (“IDT”) to scale-up the formulation/filling process and continue development and validation of analytical methods established at IDT to advance the program. We also initiated a development agreement with Emergent BioSolutions, Inc. (“EBS”) to implement a commercially viable, scalable production technology for the RiVax® drug substance protein antigen.

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

In November 2021, an article was published on pre-clinical immunogenicity studies for RiVax® demonstrating enduring protection for at least 12 months post-vaccination. These results, coupled with the previous demonstration of efficacy in mice and NHPs as well as long-term thermostability (at least 1 year at 40 degrees C or 104 degrees F), reinforce the practicality of stockpiling and potentially utilizing the RiVax® vaccine in warfighters and civilian first responders without the complexities that arise for vaccines that require stringent cold chain handling.

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

In July 2022, we signed a worldwide exclusive agreement to license and supply our ricin antigen, used in our RiVax® vaccine, to SERB, for development of a novel therapeutic treatment against ricin toxin poisoning. In pursuit of a ricin antidote, SERB will leverage its unique broad-spectrum polyclonal antibody platform, gained in its acquisition of BTG Specialty Pharmaceuticals. This specialized manufacturing process generates binding fragments from antibodies that are specific to a given antigen, helping to ensure potency and purity. This platform is currently used to manufacture two of SERB’s currently marketed products, CroFab® and DigiFab®.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of December 31, 2022, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

With certain exceptions, once successful clinical testing is completed, the sponsor can submit a NDA, for approval of a drug, or a Biologic License Application (“BLA”), for biologics such as vaccines, which will be reviewed, and if successful, approved by the FDA, allowing the product to be marketed. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Furthermore, the FDA or any foreign health authority may not grant an approval on a timely basis, if at all. The FDA may deny the approval of a NDA or BLA, in its sole discretion, if it determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to good manufacturing practice regulations. In complying with standards contained in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing facilities, both foreign and domestic, also are subject to inspections by, or under the authority of, the FDA and by other federal, state, local or foreign agencies.

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

Vaccines are approved under the BLA process that exists under the Public Health Service Act. In addition to the greater technical challenges associated with developing biologics, the potential for generic competition is lower for a BLA product than a small molecule product subject to a NDA under the Federal Food, Drug and Cosmetic Act. Under the Patient Protection and Affordable Care Act enacted in 2010, a “generic” version of a biologic is known as a biosimilar and the barriers to entry – whether legal, scientific, or logistical – for a biosimilar version of a biologic approved under a BLA are higher.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition – generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

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

Third-Party Suppliers and Manufacturers

Drug substance and drug product manufacturing is outsourced to qualified suppliers. We do not have manufacturing capabilities/infrastructure and do not intend to develop the capacity to manufacture drug products substances. We have agreements with third-party manufacturers to supply bulk drug substances for our product candidates and with third parties to formulate, package and distribute our product candidates. Our employees include professionals with expertise in pharmaceutical manufacturing development, quality assurance and third-party supplier management who oversee work conducted by third-party companies. We believe that we have on hand or can easily obtain sufficient amounts of product candidates to complete our currently contemplated clinical trials. All of the drug substances used in our product candidates currently are manufactured by single suppliers. While we have not experienced any supply disruptions, the number of manufacturers of the drug substances is limited. In the event it is necessary or advisable to acquire supplies from alternative suppliers, assuming commercially reasonable terms could be reached, the challenge would be the efficient transfer of technology and know-how from current manufactures to the new supplier. Formulation and distribution of our finished product candidates also currently are conducted by single suppliers but we believe that alternative sources for these services are readily available on commercially reasonable terms, subject to the efficient transfer of technology and know-how from current suppliers to the new supplier.

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

On December 20, 2012, we re-acquired the North American and European commercial rights to BDP through an amendment of our collaboration and supply agreement with Sigma-Tau Pharmaceuticals, Inc., which is now known as Leadiant Biosciences, Inc. (“Leadiant”). The amendment requires us to make certain approval and commercialization milestone payments to Leadiant which could reach up to $6 million. In addition, we have agreed to pay Leadiant: (a) a royalty amount equal to 3% of all net sales of BDP made directly by us, and any third-party partner and/or their respective affiliates in the U.S., Canada, Mexico and in each country in the European Territory for the later to occur of: (i) a period of ten years from the first commercial sale of BDP in each country, or (ii) the expiration of our patents and patent applications relating to BDP in such country (the “Payment Period”); and (b) 15% of all up-front payments, milestone payments and any other consideration (exclusive of equity payments) received by us and/or a potential partner from us and/or potential partner’s licensees, distributors and agents for BDP in each relevant country in the territory, which amount will be paid on a product-by-product and a country-by-country basis for the Payment Period.

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

On September 9, 2016, we and SciClone entered into an exclusive license agreement, pursuant to which we granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam. Under the terms of the license agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the territories, having access to data generated by us. In exchange for exclusive rights, SciClone will pay us royalties on net sales, and we will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights. We also entered into a common stock purchase agreement with SciClone pursuant to which we sold 23,530 shares of our common stock to SciClone for approximately $127.50 per share, for an aggregate price of $3 million.

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

HyBryte™ Competition

The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Three are targeted therapies (Targretin®-caps, Ontak® and Adcetris®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photodynamic and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include narrow-band ultraviolet B (NB-UVB) light therapy and psoralen combined with ultraviolet A UVA light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect, while NB UVB is known to be effective against patches but less so against plaque lesions, common in early stage CTCL. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL, primarily in early Phase 1 and 2 clinical studies. Other treatments for later stage disease are not considered direct competitors.

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

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – two in Phase 3 (brilacidin by Innovation Pharmaceuticals, Inc., and a mucobuccal tablet by Monopar Therapeutics LLC) and one submitted for a NDA (GC4419 by Galera Therapeutics, Inc.). There are various natural products in small and/or open label studies (including sage, turmeric, honey and olive oil). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard®, GelClair®, Episil®, and Caphosol®. These devices attempt to create a protective barrier around the oral ulceration with no biologic activity in treating the underlying disease.

Oral BDP Competition

There are a number of approved treatments for Crohn’s disease and additional compounds are in late-stage development.

Enbrel® (etanercept), Remicade® (infliximab) and Humira® (adalimumab) are currently approved for the treatment of pediatric Crohn’s disease; however, all carry significant Black Box warnings in their labeling for increased risk of serious infection and malignancy, and therefore are approved for treatment of moderate to severe patients. Entocort® (enteric-coated budesonide) is currently approved for the treatment of mild to moderate active Crohn’s disease involving the lower GI tract (ileum and/or the ascending colon) in patients eight years of age and older who weigh more than 25 kilograms. There is one other marketed biologic, Tysabri® (natalizumab), in a Phase 2 study for pediatric Crohn’s.

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

In 2014, we acquired a novel PDT that utilizes safe visible light for activation, which we refer to as HyBryte™. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by fluorescent light 16 to 24 hours later. As part of the acquisition, we acquired a license agreement relating to the use of photo-activated hypericin, composition of matter patent for HyBryte™ (U.S. patent 8,629,302) and additional issued and pending applications, both in the U.S. and abroad. U.S. patent 8,629,302 is expected to expire in September 2030. In August 2018, we were granted a U.S. patent (No. 10,053,513) titled “Systems and Methods for Producing Synthetic Hypericin.” This newly issued patent, expected to expire in 2036, broadens the production around synthetic hypericin. Our proprietary formulation of synthetic hypericin also has been granted a European patent for the treatment of psoriasis, EP 2571507, and complements the method of treatment claims covered by the previously issued U.S. patent 6001882, Photoactivated hypericin and the use thereof. Further, on January 7, 2020, we also were granted a U.S. patent (No. 10,526,268) titled “Systems and Methods for Producing Synthetic Hypericin”, which further expanded protection for the composition of purified synthetic hypericin. This patent is also expected to expire in 2036. Patent protection is also pursued worldwide with similar patents and expiry dates.

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

In 2013, we expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 (expiring 2028), 9,416,157 (expiring 2028) and 8,791,061 (expiring 2029), both in the U.S. and abroad. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of University of British Columbia (“UBC”). We also have rights to the background technology patents (U.S. patent numbers 7,507,787 [expiring 2024], 7,687,454 [expiring 2026] and 11,311,598 [expiring 2034]). The U.S. Patent Office has also granted patents titled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis.” The issued patents (U.S. patent numbers 9,850.279 and 10,253,068, both expiring in 2034) claim therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

We have issued U.S. patent 8,263,582 that covers the use of BDP for treating inflammatory disorders of the gastrointestinal tract, which patent expired on March 15, 2022. We also have European patent EP 1392321 claiming the use of topically active corticosteroids in orally administered dosage forms that act concurrently to treat inflammation in the upper and lower gastrointestinal tract, as well as European patent EP 2242477 claiming the use of orally ingested BDP for treatment of interstitial lung disease. European patents EP 1392321 and EP 2242477 expired in March 2022 and expire on January 2029, respectively.

The subject of U.S. patent application number 12/633,631 filed December 8, 2009 and continued into patent application 15/495,798 filed April 24, 2017 and corresponding European patent application number 09836727.9, which was granted a patent 2373160 in October 2017 and pursued in multiple European countries, is the use of topically active BDP in radiation and chemotherapeutics injury. Additionally, we have numerous patent filings currently issued or pending in foreign jurisdictions covering this subject matter, including Australia, Canada, China, Hong Kong, Israel, Japan, South Korea and New Zealand.

ThermoVax® is the subject of U.S. patents 8,444,991 (expiring February 2030) and 8,808,710 (expiring March 2028) both issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and licensed to us by VitriVax, Inc. ThermoVax® is also U.S. patent application number 15/694.023 filed September 17, 2017 titled “Thermostable Vaccine Compositions and Methods of Preparing Same” and jointly invented by the UC and the Company. The patent application and the corresponding foreign filings are pending or granted and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable alum-adjuvanted vaccines for ricin toxin and Ebola virus. An additional patent, covering vaccine combinations such as ricin toxin and anthrax, was filed in 2015 and granted on May 21, 2019 in the U.S. (No. 10,293,041, titled “Multivalent Stable Vaccine Composition and Methods of Making Same”) and is expected to expire in 2035. A patent for unique, proprietary compositions and methods directed to combinations of glycoprotein antigens with nanoemulsion adjuvants comprising sucrose fatty acid esters prior to lyophilization was filed in 2020, granted in 2022 and expiring in 2040 (No. 11,433,129 titled “Compositions and Methods of Manufacturing Trivalent Filovirus Vaccines.”) Patent protection is also pursued worldwide with similar patents and expiry dates.

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

We acquired the license agreement for HyBryte™ and related intangible assets, including U.S. patent 8,629,302, properties and rights pursuant to an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”). As consideration for the assets acquired, we initially paid $275,000 in cash and issued 12,328 shares of common stock with a market value of $3,750,000, and in March 2020 we issued 130,413 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $38.40) as a result of HyBryte™ demonstrating statistical significant treatment response in the Phase 3 clinical trial. Provided the final success-orientated milestone is attained, we will be required to make a payment of up to $5 million, if and when achieved, payable in our common stock.

SGX94 License Agreements

On December 18, 2012, we acquired a first in class drug technology, known as SGX94 (dusquetide), representing a novel approach to modulation of the innate immune system. SGX94 is an IDR that regulates the innate immune system to reduce inflammation, eliminate infection and enhance tissue healing by binding to the pivotal regulatory protein p62, also known as sequestosome-1. As part of the acquisition, we acquired all rights, including composition of matter patents, preclinical and Phase 1 clinical study datasets for SGX94. We also assumed a license agreement with UBC to advance the research and development of the SGX94 technology. The license agreement with UBC provides us with exclusive worldwide rights to manufacture, distribute, market sell and/or license or sublicense products derived or developed from this technology. Under the license agreement we are obligated to pay UBC (i) an annual license maintenance fee of CAD $1,000, and (ii) milestone payments which could reach up to CAD $1.2 million. This license agreement (a) will automatically terminate if we file, or become subject to an involuntary filing, for bankruptcy, and (b) may be terminated by UBC in the event of, among other things, our insolvency, dissolution, grant of a security interest in the technology licensed to us pursuant to the license agreement, or material breach of or failure to perform material obligations under the license agreement or other research agreements between us and UBC.

Oral BDP License Agreement

On November 24, 1998, the Company, known at the time as Enteron Pharmaceuticals, Inc. (“Enteron”) and George B. McDonald (“Dr. McDonald”) entered into an exclusive license agreement for the rights to intellectual property, including know-how, relating to BDP. We have an exclusive license to commercially exploit the covered products worldwide, subject to Dr. McDonald’s right to make and use the technology for research purposes and the U.S. Government’s right to use the technology for government purposes. Pursuant to the license agreement, as amended, we are required to (i) reimburse Dr. McDonald for certain out-of-pocket expenses incurred by Dr. McDonald in connection with the patent applications and issued patents, (ii) pay Dr. McDonald $300,000 upon approval by the FDA of our first NDA incorporating BDP; (iii) pay Dr. McDonald royalty payments equal to 3% of net sales of the covered products and (iv) pay Dr. McDonald $400,000 in cash upon an approval of BDP by the European Medicines Agency.

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

Research and Development Expenditures

We spent approximately $7.9 million and $8.2 million in the years ended December 31, 2022 and 2021, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2022 and 2021 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

As of December 31, 2022, we employed a total of 15 persons, including 2 part-time employees and 13 full-time employees, five of whom are MDs/PhDs. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be good.

Throughout the COVID 19 pandemic, many of our employees have worked remotely. In September 2021 our employees returned to the Company’s facilities in-person and have maintained a hybrid work schedule with both in-office and remote hours. We implemented a number of significant safety measures based on current guidelines recommended by the Centers for Disease Control. These include, but are not limited to, social distancing, capacity limitations, mask requirements in common areas, weekly deep cleaning and daily sanitation procedures.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risks include, but are not limited to, the following:

Risks Related to our Business

●	We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts or not be able to repay the Convertible Notes.
●	Our losses from operations, negative cash flows, and shareholders' deficit as of December 31, 2022 as well as a projected potential breach of our cash debt covenant with our debt holder during the 12 month look-forward period from the issuance of the financial statements without taking additional measures, such as raising capital, raises substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.
●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2022 contains an explanatory paragraph relating to our ability to continue as a going concern.
●	If we are unable to develop our product candidates, our ability to generate revenues and viability as a company will be significantly impaired.
●	We have no approved products on the market and therefore do not expect to generate any revenues from product sales in the foreseeable future, if at all.
●	Our business is subject to extensive governmental regulation, which can be costly, time consuming and subjects us to unanticipated delays.
●	There may be unforeseen challenges in developing our biodefense products.
●	We are dependent on government funding, which is inherently uncertain, for the success of our public health business segment operations.
●	The terms of our loan and security agreement with Pontifax Medison Finance require, and any future debt financing may require, us to meet certain operating covenants and place restrictions on our operating and financial flexibility.
●	If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.
●	If we are not able to maintain or secure agreements with third parties for pre-clinical and clinical trials of our product candidates on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.
●	The manufacturing of our products is a highly exacting process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
●	Even if approved, our products will be subject to extensive post-approval regulation.
●	Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.
●	We do not have extensive sales and marketing experience and our lack of experience may restrict our success in commercializing some of our product candidates.
●	Our products, if approved, may not be commercially viable due to change in health care practice and third party reimbursement limitations.
●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If we fail to obtain or maintain orphan drug exclusivity for our product candidates, our competitors may sell products to treat the same conditions and our revenue will be reduced.
●	Federal and/or state health care reform initiatives could negatively affect our business.
●	We may not be able to retain rights licensed to us by third parties to commercialize key products or to develop the third party relationships we need to develop, manufacture and market our products.
●	We may suffer product and other liability claims; we maintain only limited product liability insurance, which may not be sufficient.
●	We may use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.
●	We may not be able to compete with our larger and better-financed competitors in the biotechnology industry.
●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
●	Our business could be harmed if we fail to retain our current personnel or if they are unable to effectively run our business.
●	Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations, and cash flows.
●	Adverse developments affecting financial institutions such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
●	We may not be able to utilize all of our net operating loss carryforwards.

●	Global pathogens could have an impact on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19).

Risks Related to our Intellectual Property

●	We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

Risks Related to our Securities

●	The price of our common stock may be highly volatile.
●	If we fail to remain current with our listing requirements, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.
●	Shareholders may suffer substantial dilution related to issued stock warrants, options and convertible notes.
●	Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.
●	We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
●	Upon our dissolution, our stockholders may not recoup all or any portion of their investment.
●	The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.

Risks Related to our Business

We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.

We have experienced significant losses since inception and, at December 31, 2022, had an accumulated deficit of approximately $219.6 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2022, we had approximately $13.4 million in cash and cash equivalents available, and as of March 24, 2023 we had approximately $10.4 million in cash and cash equivalents available. Based on our projected budgetary needs, funding from existing contracts and grants over the next year and sales pursuant to our At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), we expect to be able to maintain the current level of our operations into the third quarter of 2023.

In September 2014, we entered into a contract with the NIH for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of HyBryte™ for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. In December 2020, we were awarded Direct to Phase II SBIR grant from NIAID of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and EVD vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. As of December 31, 2022, we had approximately $1.7 million in awarded grant funding available.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2022, we have expended approximately $116 million developing our current product candidates for pre-clinical research and development and clinical trials. We currently expect to spend approximately $3.7 million for the year ending December 31, 2023 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements, of which approximately $0.7 million is expected to be reimbursed through our existing government contracts and grants.

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

Our losses from operations, negative cash flows, and shareholders' deficit as of December 31, 2022 as well as a projected potential breach of our cash debt covenant with our debt holder during the 12 month look-forward period from the issuance of the financial statements without taking additional measures, such as raising capital, raises substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

We have concluded that substantial doubt exists about our ability to continue as a going concern for the 12 months following the issuance of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2022, we had cash and cash equivalents of $13.6 million and current liabilities of $16.5 million. As of the issuance date of these financial statements, we believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they come due into the third quarter of 2023. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the issuance of the financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, securing additional proceeds available from the sale of shares of our common stock via the B. Riley Sales Agreement with B. Riley and potentially amending the loan agreement with Pontifax to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce our accounts payable; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2022 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2022 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to obtain the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

In December 2020, we entered into a loan and security agreement with Pontifax Medison Finance (the “Loan and Security Agreement”), that is secured by a lien covering substantially all of our assets, other than our intellectual property and licenses for intellectual property. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any material portion of our assets, incurring additional indebtedness, engaging in mergers or acquisitions, changing foreign subsidiary voting rights, repurchasing shares, paying dividends or making other distributions, making certain investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the Loan and Security Agreement or based upon our insolvency. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

We currently rely on license agreements from New York University, Yeda Research and Development Company Ltd., the University of Texas Southwestern Medical Center, the University of British Columbia, and George B. McDonald, MD as well as sublicense agreement from VitriVax for the rights to commercialize key product candidates. We may not be able to retain the rights granted under these agreements or negotiate additional agreements on reasonable terms, if at all. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.

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

The clinical testing, manufacture and sale of our products involves an inherent risk that human subjects in clinical testing or consumers of our products may suffer serious bodily injury or death due to side effects, allergic reactions or other unintended negative reactions to our products. As a result, product and other liability claims may be brought against us. We currently have clinical trial and product liability insurance with aggregate limits of liability of $10 million, which may not be sufficient to cover our potential liabilities. Because liability insurance is expensive and difficult to obtain, we may not be able to maintain existing insurance or obtain additional liability insurance on acceptable terms or with adequate coverage against potential liabilities. Furthermore, if any claims are brought against us, even if we are fully covered by insurance, we may suffer harm such as adverse publicity.

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

Adverse developments affecting financial institutions such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Despite subsequent actions taken by the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC to ensure that all depositors of SVB had access to all of their cash deposits following the closure of SVB, uncertainty and liquidity concerns in the broader financial services industry remain.

We maintain cash balances at a third-party financial institution in excess of the FDIC insurance limit. Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired to the extent the financial institution with which we maintain cash balances faces liquidity constraints or failures. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in significant disruptions to our business, any of which could have material adverse impacts on our operations and liquidity. There is no guarantee that the U.S. Department of Treasury, the U.S. Federal Reserve and the FDIC will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

We may not be able to utilize all of our net operating loss carryforwards.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. We sold 2020 and 2019 New Jersey NOL carryforwards, resulting in the recognition of $1,154,935 and $864,742 of income tax benefit, net of transaction costs during the years ended December 31, 2022 and 2021, respectively. We sold our 2021 New Jersey NOL carryforwards and received $1,161,197, net of transaction costs, in January 2023, which will be recognized in the first quarter of 2023. We have not yet sold our 2022 New Jersey NOL carryforwards but may do so in the future. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our

NOL carryforwards or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our taxable income, our cash taxes may increase which may have an adverse effect on our financial condition.

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

The market price of our securities, like that of many other research and development public pharmaceutical and biotechnology companies, has been highly volatile and the price of our common stock may be volatile in the future due to a wide variety of factors, including:

●	announcements by us or others of results of pre-clinical testing and clinical trials;
●	announcements of technological innovations, more important bio-threats or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;
●	failure of our common stock to continue to be listed or quoted on a national exchange or market system, such as The Nasdaq Stock Market (“Nasdaq”) or NYSE Amex LLC;
●	our quarterly operating results and performance;
●	developments or disputes concerning patents or other proprietary rights;
●	mergers or acquisitions;
●	litigation and government proceedings;
●	adverse legislation;
●	changes in government regulations;
●	our available working capital;
●	economic and other external factors; and
●	general market conditions.

Since January 1, 2022, the closing stock price of our common stock has fluctuated between a high of $15.00 per share to a low of $5.70 per share. On March 24, 2023, the last reported sales prices of our common stock on The Nasdaq Capital Market was $1.84 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

On December 20, 2021, we received a written notice (the “Bid Price Notice”) from the Listing Qualifications department of Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The notification of noncompliance had no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market.

On June 21, 2022, we delivered to the Listing Qualifications Department of Nasdaq a confidential plan to regain compliance with the Minimum Bid Price Requirement, which included upcoming important milestones such as the submission of new drug application for HyBryte™ in the treatment of cutaneous T-cell lymphoma and the initiation of a Phase 2 psoriasis clinical trial. On June 22, 2022, the Listing Qualifications Department of Nasdaq sent us a second notice, indicating that we were eligible for an additional 180 period, or until December 19, 2022, in which to regain compliance. Additionally, on November 16, 2022, Nasdaq notified us that we no longer complied with the continued listing requirement to maintain a minimum of $2,500,000 in shareholders’ equity nor did we meet the alternatives of market value of listed securities or net income from continuing operations (the “Shareholders’ Equity Requirement”).

We were unable to regain compliance with the Minimum Bid Price Requirement prior to the expiration of the second 180 calendar day period. On December 20, 2022, we received written notice (the “Notice”) from Nasdaq stating that we had not complied with the Minimum Bid Price Requirement or the Shareholders’ Equity Requirement. The Notice indicated that our common stock would be suspended from trading on Nasdaq unless we requested a hearing before a hearings panel by December 27, 2022. We timely requested a hearing, which stayed any trading suspension of our common stock until completion of the Nasdaq hearing process and expiration of any additional extension period granted by the panel following the hearing. In advance of the hearing, we provided the Nasdaq Hearings Panel (the “Panel”) with our plan to regain compliance. The appeal was heard by the Panel on February 2, 2023.

At a special meeting of stockholders held on February 8, 2023, our stockholders granted our Board of Directors the discretion to effect a reverse stock split of our common stock through an amendment to our Second Amended and Restated Certificate of Incorporation at a ratio of not less than 1-for-2 and not more than 1-for-20, with such ratio to be determined by our Board of Directors. We effected a reverse stock split of our common stock at a ratio of 1 post-split share for every 15 pre-split shares on Thursday, February 9, 2023. Our common stock continued to be traded on The Nasdaq Capital Market under the symbol SNGX and began trading on a split-adjusted basis when the market opened on Friday, February 10, 2023.

On February 21, 2023, we received a letter (the “Continued Listing Letter”) from Nasdaq, stating that the Panel granted our request to continue listing on Nasdaq, on the condition that (1) on February 24, 2023, we shall have demonstrated compliance with the Minimum Bid Price Requirement, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and (2) on or before March 31, 2023, we shall demonstrate compliance with the Shareholders’ Equity Requirement.

As of the close of the market on February 24, 2023, we satisfied the first condition – compliance with the Minimum Bid Price Requirement for a minimum of ten consecutive trading sessions.

We have requested an extension of the time by which we must regain compliance with the Shareholders’ Equity Requirement. There can be no assurance that we will be able to regain compliance with the Shareholders’ Equity Requirement prior to any extended deadline established by Nasdaq or at all, that Nasdaq will grant us an extension of time to achieve such compliance or that our common stock will remain listed on The Nasdaq Capital Market.

Shareholders may suffer substantial dilution related to issued stock warrants, options and convertible notes.

As of December 31, 2022, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 667 shares of our common stock at a current weighted average exercise price of $29.25;
●	options to purchase approximately 192,273 shares of our common stock at a current weighted average exercise price of $27.56;
●	the B. Riley Sales Agreement pursuant to which we may, but have no obligation to, sell up to an additional $26.6 million worth of our common stock as of March 24, 2023, subject to the limitations imposed by General Instruction I.B.6 to Form S-3; and
●	convertible promissory notes issued to Pontifax Medison Finance, which may be converted into up to 162,602 shares of common stock at a price of $61.50 per share under the initial loan borrowing of $10 million.

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

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as HyBryte™, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 288 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the purchase agreement, we initially paid $275,000 in cash and issued 12,328 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma. Also, on September 3, 2014, we entered into a Registration Rights Agreement with Hy Biopharma, pursuant to which we may be required to file a registration statement with the SEC. In March 2020, we issued 130,413 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $38.40 as a result of HyBryte™ demonstrating statistically significant treatment response in the Phase 3 clinical trial. We will be required to issue up to $5.0 million worth of our common stock (subject to a cap equal to 19.9% of our issued and outstanding common stock) in the aggregate, if HyBryte™ is approved for the treatment of CTCL by either the FDA or the EMA.

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

The Convertible Notes are convertible into shares of our common stock and give the holders an opportunity to profit from a rise in the market price of our common stock such that conversion or exercise thereof could result in dilution of the equity interests of our shareholders. We have no control over whether the holders will exercise their right to convert their Convertible Notes. While the Convertible Notes are convertible at a minimum price of $61.50 per share which is higher than our current market price, we cannot predict the market price of our common stock at any future date, and therefore, cannot predict whether the Convertible Notes will be converted. We may also choose to reduce the conversion price of the Convertible Notes in order to reduce our accounts payable, which would likely cause the Convertible Notes to be convertible into a significant amount of our common stock. The existence and potentially dilutive impact of the Convertible Notes may prevent us from obtaining additional financing in the future on acceptable terms, or at all.

Our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect holders of our common stock.

Under our Certificate of Incorporation, our Board of Directors is authorized to issue up to 230,000 shares of preferred stock, of which none are issued and outstanding as of the date of this prospectus. Also, our Board of Directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our Board of Directors causes shares of preferred stock to be issued, the rights of the holders of our common stock would likely be subordinate to those of preferred holders and therefore could be adversely affected. Our Board of Directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock. Preferred shares issued by our Board of Directors could include voting rights or super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred stock could also have conversion rights into shares of our common stock at a discount to the market price of our common stock, which could negatively affect the market for our common stock. In addition, preferred stock would have preference in the event of liquidation of the corporation, which means that the holders of preferred stock would be entitled to receive the net assets of the corporation distributed in liquidation before the holders of our common stock receive any distribution of the liquidated assets.

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

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. (“EBS”); Emergent Product Development Gaithersburg, Inc. (“EPDG”); and Emergent Manufacturing Operations Baltimore LLC (“EMOB” and, together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey in which we have alleged that (a) EPDG breached the EPDG Subcontract (defined in the following paragraph), the EPDG Quality Agreement (defined in the following paragraph), an express warranty, a warranty of merchantability, and a warranty of fitness for a particular purpose, (b) EMOB breached the EMOB Quality Agreement (defined in the following paragraph); (c) EPDG was unjustly enriched; (d) EPDG and EMOB were negligent in the performance of their work; and (e) EBS fraudulently induced us into entering into the contracts with EPDG and EMOB. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. The arbitration arose as a result of the following:

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

	Price Range
Period	High	Low
Year Ended December 31, 2021:
First Quarter	$37.20	$18.90
Second Quarter	$24.30	$12.90
Third Quarter	$19.80	$12.75
Fourth Quarter	$16.80	$10.20
Year Ended December 31, 2022:
First Quarter	$13.65	$8.70
Second Quarter	$12.00	$5.70
Third Quarter	$15.00	$6.45
Fourth Quarter	$10.95	$5.85

On March 24, 2023, the last reported price of our common stock quoted on The Nasdaq Capital Market was $1.84 per share. The Nasdaq Capital Market prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. Our stock is listed on The Nasdaq Capital Market under the under the symbol “SNGX.” On December 13, 2016, certain of our common stock warrants began trading on The Nasdaq Capital Market under the symbol “SNGXW.” These tradable warrants expired on December 15, 2021. For the period from January 1, 2021 through December 15, 2021, the high and low sales price per warrant as reported by Nasdaq were $9.75 and $0.15 respectively.

Unregistered Sales of Equity Securities

We issued a vendor 1,667 shares of fully vested common stock with a fair value of $7.20 per share on October 4, 2022.  We also issued a vendor 5,129 shares of fully vested common stock with a fair value of $9.75 per share on November 7, 2022.

The issuances of common stock to the vendors as described above were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The vendors are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to information about us. The vendors represented to us that the vendors are not “consultants” for purposes of Nasdaq Listing Rule 5635(c).

Transfer Agent

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, LLC. The address is 6201 15th Avenue, Brooklyn, NY 11219 and the telephone number is (718) 921-8200.

Holders of Common Stock

As of March 24, 2023, there were 108 holders of record of our common stock. As of such date, 2,924,491 shares of our common stock were issued and outstanding.

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), meet with the United States (“U.S.”) Food and Drug Administration (“FDA”) to discuss the contents of a refusal to file (“RTF”) letter recently issued by the FDA in response to the HyBryte™ new drug application (“NDA”) for the treatment of CTCL. We are preparing for a meeting, categorized as Type A, with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards marketing approval and U.S. commercialization while continuing to explore ex-U.S. partnership.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 Phase 3 DOM-INNATE (Dusquetide treatment in Oral Mucositis – by modulating INNATE Immunity) would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

October 2020 (Cycle 3); NDA filed December 2022; FDA RTF letter received February 2023; Prepare for Type A meeting with the FDA

SGX302	Mild-to-Moderate Psoriasis	Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the FDA; Phase 2a study initiated December 2022

SGX942	Oral Mucositis in Head and Neck Cancer

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

Phase 1/2 clinical  trial  completed;  efficacy  data, pharmacokinetic (PK)/pharmacodynamic(PD) profile and safety profile demonstrated; Phase 3 clinical trial initiation contingent upon additional funding, such as through partnership

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

Material Changes in Results of Operations

Year Ended December 31, 2022 Compared to 2021

For the year ended December 31, 2022, we had a net loss of $13,798,339 as compared to a net loss of $12,550,973 for the prior year, representing an increased loss of $1,247,366 or 10%. The increase in net loss is primarily attributed to an increase in legal and consulting expenses associated with the arbitration against Emergent as well as no gain on forgiveness of the loan under the Paycheck Protection Program (“PPP”) in 2022. For the year ended December 31, 2022, we had revenues of $948,911 as compared to $824,268 for the prior year, representing an increase of $124,643 or 15%. The increase in revenues was primarily a result of the recognition of licensing revenue in 2022 offset by a decrease in grant revenue.

We incurred costs related to contract and grant revenues in the year ended December 31, 2022 and 2021 of $550,822 and $728,640, respectively, representing a decrease of $177,818 or 24%. The decrease in costs was primarily the result of grants being fully utilized.

Our gross profit for the year ended December 31, 2022 was $398,089 or 42% of total revenues as compared to $95,628 or 12% of total revenues for the prior year, representing an increase of $302,461 or 316%. The increase in gross profit was primarily the result of the recognition of licensing revenue in 2022 as well as a greater percentage of trial work conducted for CiVax™ and SGX943 in 2022 and the higher contract reimbursements associated with those grants.

Research and development expenses decreased by $241,761 or 3% to $7,944,089 for year ended December 31, 2022 as compared to $8,185,850 for the prior year. The decrease in research and development spending for the year ended December 31, 2022 was related to the conclusion of the CTCL and oral mucositis Phase 3 studies in 2021.

General and administrative expenses increased by $1,684,166 or 34%, to $6,692,904 for the year ended December 31, 2022, as compared to $5,008,738 for the prior year. This increase is primarily related to an increase in legal and consulting expenses associated with the arbitration against Emergent.

Other expense for the year ended December 31, 2022 was $714,370 as compared to $316,755 for the prior year, reflecting an increase of $397,615 or 126%. The increase was primarily due to the recognition of gain on forgiveness of the PPP loan in 2021, which reduced the total other expenses in the prior year.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. We sold 2020 and 2019 New Jersey NOL carryforwards resulting in the recognition of income tax benefits of $1,154,935 and $864,742 during the years ended December 31, 2022 and 2021, respectively. We sold our 2021 New Jersey NOL carryforwards and received $1,161,197, net of transaction costs, in January 2023, which will be recognized in the first quarter of 2023. We have not yet sold our 2022 New Jersey NOL carryforwards but may do so in the future. We will continue to explore opportunities to sell unused NOL carryforwards for the year ended December 31, 2022. However, there can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2022 and 2021: Specialized BioTherapeutics and Public Health Solutions.

The Specialized BioTherapeutics business segment had revenue of $31,929 for the year ended December 31, 2022 as compared to no revenue for the year ended December 31, 2021, representing an increase of $31,929 or 100%. The increase was due to the addition of reimbursable development activity in 2022 under the grant to support the investigator initiated study of HyBryte™ for expanded treatment in patients with early-stage CTCL.

Revenues for the Public Health Solutions business segment for the year ended December 31, 2022 were $916,982 as compared to $824,268 for the year ended December 31, 2021, representing an increase of $92,714 or 11%. The increase in revenues was primarily the result of the recognition of licensing revenue in 2022.

Income from operations for the Public Health Solutions business segment for the year ended December 31, 2022 was $26,612 as compared to a loss of $542,270 for the year ended December 31, 2021, representing an increase $568,882 or 105%. The income for the year ended December 31, 2022 is attributable to the recognition of licensing revenue offset by the additional expenses incurred due to the expiration of grants and contracts. Loss from operations for the Specialized BioTherapeutics business segment for the year ended December 31, 2022 was $7,614,988 as compared to $7,216,450 for the year ended December 31, 2021, representing an increased loss of $398,538 or 6%. This increased loss is primarily attributed to increased expenses associated with preparation for the HyBryte™ NDA filing in 2022.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2022, we had cash and cash equivalents of $13,359,615 as compared to $26,043,897 as of December 31, 2021, representing a decrease of $12,684,282 or 49%. As of December 31, 2022, we had a working capital deficit of $2,663,721, representing a decrease of $22,942,066 as compared to working capital of $20,278,345 for the prior year. The decrease in cash and cash equivalents and working capital was primarily related to cash used in operating activities. The decrease in working capital is also due to the impact of the entire convertible debt balance being classified as a current liability as of December 31, 2022 due to a subjective acceleration clause included in the debt agreement and a potential breach of a cash debt covenant during the twelve month look-forward period from the filing of our financial statements.

We believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they become due into the third quarter of 2023. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, securing additional proceeds available from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and potentially amending the loan agreement with Pontifax to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce our debt repayments; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.7 million in active government grant funding still available as of December 31, 2022 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We have up to $26.6 million remaining from the B. Riley Sales Agreement as of March 24, 2023 under the prospectus supplement updated August 13, 2021, subject to the limitations imposed by General Instruction I.B.6 to Form S-3; and
●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Reverse Stock Split

On February 9, 2023, we completed a reverse stock split of our issued and outstanding shares of common stock at a ratio of one-for-fifteen, whereby, every fifteen shares of our issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. Our common stock began trading on The NASDAQ Capital Market on a reverse split basis at the market opening on February 10, 2023. All share and per share data have been restated to reflect this reverse stock split.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the year ending December 31, 2023 to be approximately $3.7 million before any contract or grant reimbursements, of which $3.2 million relates to the Specialized BioTherapeutics business and $0.5 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements for the same period of approximately $0.7 million to offset research and development expenses in the Specialized BioTherapeutics and Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2022 and 2021:

	2022	2021
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$346,894	$616,598
SGX942 (Dusquetide)	295,376	2,284,731
CiVax™	22,901	20,000
HyBryte™ (SGX301 or synthetic hypericin)	6,831,827	4,720,377
Other	447,091	544,144
Total	$7,944,089	$8,185,850

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$22,161	$146,913
CiVax™	398,001	514,436
SGX943	98,731	67,291
HyBryte™ (investigator initiated study)	31,929	—
Total	550,822	728,640
Grand Total	$8,494,911	$8,914,490

Contractual Obligations

We have licensing fee commitments of approximately $230,000 as of December 31, 2022 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In September 2014, we entered into an asset purchase agreement with Hy Biopharma pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we initially paid $275,000 in cash and issued 12,328 shares of common stock with a fair value based upon our stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S.

In January 2020, our Board of Directors authorized an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock from 334 to 33,334, issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party.

In March 2020, we filed a prospectus supplement covering the offer and sale of up to 130,413 shares of our common stock, which were issued to Hy Biopharma. We were required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of HyBryte™ being successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $38.40 per share, based upon a formula set forth in the asset purchase agreement.

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5.0 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock.

In December 2020, we entered into a $20 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest only period through December 2022 with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed. Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5 million each, which expired on December 15, 2021 and March 15, 2022, respectively. Interest expense incurred and paid in 2022 totaled $847,000 and $857,411, respectively.

Pontifax may elect to convert the outstanding loan drawn under the first tranche into shares of our common stock at any time prior to repayment at a conversion price of $61.50 per share. We also have the ability to force the conversion of the loan into shares of our common stock, subject to certain conditions.

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

COVID-19 affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the year ended December 31, 2022. In particular, due to delays by our third party commercial active pharmaceutical ingredient contract manufacturer of HyBryte™ we were unable to provide the pre-requisite amount of accrued stability data required to file the HyBryte™ NDA with the FDA by the first half of 2022. Therefore, we filed the NDA with the FDA in December of 2022.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the coronavirus.

Emergent BioSolutions Legal Proceedings

In July 2020, we filed a demand for arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries (collectively, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We allege in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. We sought to recover damages in excess of $19 million from Emergent.

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration. Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. We cannot offer any assurances as to any result of our challenge of the arbitration decision or that we will recover any damages from Emergent (see Part I, Item 3 – Legal Proceedings).

We have received invoices from Emergent related to the above matter. No accrual has been made for these invoices as management deems them invalid and not probable of being required to pay them based on the numerous breaches cited in the arbitration. These invoices total approximately $331,000.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working on a hybrid schedule both in-office and remotely since returning from the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact of their design and operating effectiveness.

Item 9B. Other Information

Item 9C Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 24, 2023.

Name	Age	Position
Christopher J. Schaber, PhD	56	Chairman of the Board, Chief Executive Officer and President
Gregg A. Lapointe, CPA, MBA	64	Director
Diane L Parks, MBA	70	Director
Robert J. Rubin, MD	77	Director
Jerome B. Zeldis, MD, PhD	72	Director
Jonathan Guarino, CPA, CGMA	50	Chief Financial Officer, Senior Vice President and Corporate Secretary
Oreola Donini, PhD	51	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	71	Chief Medical Officer and Senior Vice President

Christopher J. Schaber, PhD has over 33 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board in October 2009. He also has served on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and the Alliance for Biosecurity since October 2014, and has been a member of the corporate council of the National Organization for Rare Disorders (“NORD”) since October 2009. He also serves on the scientific advisory board for private start-up medical device company, Simphotek, Inc. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. During his career, Dr. Schaber has played a significant role in raising in excess of $350 million through both public offerings and private placements, as well as approximately $100 million in non-dilutive funding awards from state and federal governmental agencies. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as a senior executive officer with our Company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ and Simphotek; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

Gregg A. Lapointe, CPA, MBA has been a director since March 2009. Mr. Lapointe is currently CEO of Cerium Pharmaceuticals, Inc. and serves on the board of directors of Rigel Pharmaceuticals, Inc., and Astria Therapeutics, Inc. as other private biopharma companies. Mr. Lapointe has previously served on the board of directors of ImmunoCellular Therapeutics Ltd., Raptor Pharmaceuticals, Inc., SciClone Pharmaceuticals, Inc., the Pharmaceuticals Research and Manufacturers of America (PhRMA), Questcor Pharmaceuticals, Inc. and the board of trustees of the Keck Graduate Institute of Applied Life Sciences. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc. (now known as Leadiant Biosciences, Inc.), a private biopharmaceutical company, from September 2001 through February 2012, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to February 2012. From May, 1996 to August 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

Diane L. Parks, MBA has been a director since July 2019. From February 2016 until July 2018, she served as Head of U.S. Commercial and Senior Vice President of Marketing, Sales & Market Research at Kite Pharma, Inc., a biopharma company developing cancer immunotherapy products with a primary focus on genetically engineered autologous T cell therapy with chimeric antigen receptors. From October 2014 to October 2015, Ms. Parks served as Vice President of Global Marketing at Pharmacyclics LLC, a biopharmaceutical company primarily focused on the development of cancer therapies. Prior to Pharmacyclics LLC, Ms. Parks held senior leadership roles as Vice President of Sales for Amgen, Inc., a biopharmaceutical company, representing oncology and nephrology products, and Senior Vice President of Specialty Biotherapeutics and Managed Care at Genentech, Inc., a biotechnology company that discovers, develops, manufactures and commercializes medicines to treat patients with serious or life-threatening medical conditions that was acquired by Roche Holding AG in 2009. At Genentech, she led the launches of multiple products as well as commercial development of Lucentis® and Rituxan®. Since 2019, she has been a member of the board of directors of several biopharmaceutical companies trading on the Nasdaq including Calliditas Therapeutics AB, Kura Oncology, Inc., CTI BioPharma and Celularity. She also serves on the board of directors for TriSalus Life Sciences, a private biopharmaceutical company. Since September 2020, Ms. Parks has been a member of the board of directors for a non-profit company called Lymphoma Research Foundation, which is devoted exclusively to funding lymphoma research and serving those impacted by blood cancer. Ms. Parks holds a BS from Kansas State University and an MBA in marketing from Georgia State University. She has been a commercial leader in the biotech and pharma industry for over 30 years. Ms. Parks was selected to serve as a member of our Board of Directors because of her over 30 years’ experience as a businesswoman and commercial executive with an extensive record of driving profitable growth for large pharmaceutical and biotech companies.

Robert J. Rubin, MD has been a director since October 2009. Dr. Rubin was a clinical professor of medicine at Georgetown University from 1995 until 2012 when he was appointed a Distinguished Professor of Medicine. From 1987 to 2001, he was President of the Lewin Group (purchased by Quintiles Transnational Corp. in 1996), an international health policy and management consulting firm. From 1994 to 1996, Dr. Rubin served as Medical Director of ValueRx, a pharmaceutical benefits company. From 1992 to 1996, Dr. Rubin served as President of Lewin-VHI, a health care consulting company. From 1987 to 1992, he served as President of Lewin-ICF, a health care consulting company. From 1984 to 1987, Dr. Rubin served as a principal of ICF, Inc., a health care consulting company. From 1981 to 1984, Dr. Rubin served as the Assistant Secretary for Planning and Evaluation at the Department of Health and Human Services and as an Assistant Surgeon General in the U.S. Public Health Service. Dr. Rubin currently serves on the Board of Cerium Pharmaceuticals where he is also the acting Chief Medical Officer since July 2022. Dr. Rubin has served on the Board of BioTelemetry, Inc. (formerly known as CardioNet, Inc.) from 2007 to February 2021. He is a board certified nephrologist and internist. Dr. Rubin received an undergraduate degree in Political Science from Williams College and his medical degree from Cornell University Medical College. Dr. Rubin was selected to serve as a member of our Board of Directors because of his vast experience in the health care industry, including his experience as a nephrologist, internist, clinical professor of medicine and Assistant Surgeon General, and his business experience in the pharmaceutical industry.

Jerome B. Zeldis, MD, PhD has been a director since June 2011. Dr. Zeldis is currently Chief Medical Officer and President of Clinical Research, Drug Safety and Regulatory of Sorrento Therapeutics, Inc. He is also Chief Medical Officer and Principal at Celularity, Inc. Previously, Dr. Zeldis was Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene Corporation, a publicly traded, fully integrated biopharmaceutical company. He was employed by Celgene Corporation from 1997 to 2016. From September 1994 to February 1997, Dr. Zeldis worked at Sandoz Research Institute and the Janssen Research Institute in both clinical research and medical development. He has been a board member of several biotechnology companies and is currently on the boards of Metastat, Inc., PTC Therapeutics Inc., BioSig Technologies, Inc., the Castleman’s Disease Organization and Alliqua, Inc. He has previously served on the boards of the NJ Chapter of the Arthritis Foundation and PTC Therapeutics, Inc. Additionally, he has served as Assistant Professor of Medicine at the Harvard Medical School (from July 1987 to September 1988), Associate Professor of Medicine at University of California, Davis from (September 1988 to September 1994), Clinical Associate Professor of Medicine at Cornell Medical School (January 1995 to December 2003) and Professor of Clinical Medicine at the Robert Wood Johnson Medical School (July 1998 to June 2010). Dr. Zeldis received a BA and an MS from Brown University, and an MD, and a PhD in Molecular Biophysics and Biochemistry from Yale University. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. Dr. Zeldis was selected to serve as a member of our Board of Directors because of his experience as an executive officer of a publicly traded biopharmaceutical company and in clinical research and medical development, and his experience in the health care industry, including his experience as an internist, gastroenterologist and professor of medicine.

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

Oreola Donini, PhD, has been with our company since August 2013 and is currently our Senior Vice President and Chief Scientific Officer, a position she has held since December 2014. Dr. Donini served as our Vice President of Preclinical Research and Development from August 2013 until December 2014. She has more than 20 years’ experience in drug discovery and preclinical development with start-up biotechnology companies. From 2012 to 2013, Dr. Donini worked with ESSA Pharma Inc. as Vice President Research and Development. From 2004 to 2013, Dr. Donini worked with Inimex Pharmaceuticals Inc. (“Inimex”), lastly as Senior Director of Preclinical R&D from 2007 to 2013. Prior to joining Inimex, she worked with Kinetek Pharmaceuticals Inc., developing therapies for infectious disease, cancer and cancer supportive care. Dr. Donini is a co-inventor and leader of our SGX94 innate defense regulator technology, developed by Inimex and subsequently acquired by us. She was responsible for overseeing the manufacturing and preclinical testing of SGX94, which demonstrated efficacy in combating bacterial infections and mitigating the effects of tissue damage due to trauma, infection, radiation and/or chemotherapy treatment. These preclinical studies resulted in a successful Phase 1 clinical study and clearance of Phase 2 protocols for oral mucositis in head and neck cancer and acute bacterial skin and skin structure infections. While with ESSA Pharma Inc. as the Vice President of Research and Development, Dr. Donini led the preclinical testing of a novel N-terminal domain inhibitor of the androgen receptor for the treatment of prostate cancer. While with Kinetek Pharmaceuticals Inc., her work related to the discovery of novel kinase and phosphatase inhibitors for the treatment of cancer. Dr. Donini received her PhD from Queen’s University in Kinston, Ontario, Canada and completed her post-doctoral work at the University of California, San Francisco. Her research has spanned drug discovery, preclinical development, manufacturing and clinical development in infectious disease, cancer and cancer supportive care.

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

Compensation Committee

Our Board of Directors has a Compensation Committee, which is comprised of Dr. Rubin (Chair), Ms. Parks and Dr. Zeldis. The Compensation Committee is responsible for reviewing and approving the executive compensation program, assessing executive performance, setting salary, making grants of annual incentive compensation and approving certain employment agreements. Our Board of Directors has determined that Dr. Rubin, Mr. Lapointe and Dr. Zeldis are “independent” directors within the meaning of applicable listing standards of Nasdaq and the Exchange Act and the rules and regulations thereunder.

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee (“Nominating Committee”), which is comprised of Dr. Zeldis (Chair), Mr. Lapointe and Dr. Rubin. The Nominating Committee makes recommendations to the Board of Directors regarding the size and composition of our Board of Directors, establishes procedures for the nomination process, identifies and recommends candidates for election to our Board of Directors. Our Board of Directors has determined that Dr. Zeldis, Mr. Lapointe and Ms. Parks are “independent” directors, as such term is defined by the applicable Nasdaq listing standards.

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

Item 11. Executive Compensation

In 2018, in furtherance of our compensation philosophy and objectives, the Compensation Committee engaged Setren Smallberg & Associates (“SS&A”), an outside executive compensation consulting firm determined to be independent by the Compensation Committee, to conduct a review of, and recommend changes to, our compensation program for our most highly compensated executive officers. A representative of SS&A attended Compensation Committee meetings at the invitation of the Compensation Committee Chairman and was also in direct contact with the Compensation Committee and company management from time to time. SS&A provided the Compensation Committee with assistance and advice in the review of our salary structure, annual and equity incentive awards and other related executive pay issues. In addition, SS&A provided advice regarding marketplace trends and best practices relating to competitive pay levels.

SS&A did not provide any services to us other than its services as the Compensation Committee’s independent compensation consultant, and SS&A did not receive any fees or compensation from us other than the fee it received as the independent compensation consultant. SS&A did not provide any services to us in 2021 or 2022. The Compensation Committee confirmed that SS&A’s work for the Compensation Committee did not create any conflicts of interest.

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2022 and 2021, respectively to our Chief Executive Officer and each of the three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation

					Option	All Other
Name	Position	Year	Salary	Bonus	Awards	Compensation	Total
Christopher J. Schaber (1)	CEO &	2022	$499,496	$107,891	$73,059	$30,740	$711,185
	President	2021	$484,948	$96,990	$75,951	$29,520	$687,409

Jonathan Guarino (2)	CFO &	2022	$231,132	$42,436	$51,042	$30,740	$355,350
	Senior VP	2021	$224,400	$38,372	$3,893	$29,520	$296,185

Oreola Donini (3)	CSO &	2022	$280,800	$51,555	$27,259	$4,628	$364,242
	Senior VP	2021	$260,000	$53,000	$33,296	$4,783	$351,079

Richard C. Straube (4)	CMO &	2022	$182,174	$32,901	$27,259	$—	$242,334
	Senior VP	2021	$176,868	$29,183	$19,027	$—	$225,078
(1)	Dr. Schaber deferred the payment of his 2022 bonus of $107,891 until January 15, 2023. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(2)	Mr. Guarino deferred the payment of his 2022 bonus of $42,436 until January 15, 2023. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(3)	Dr. Donini deferred the payment of her 2022 bonus of $51,555 until January 15, 2023. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(4)	Dr. Straube deferred the payment of his 2022 bonus of $32,901 until January 15, 2023. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

Employment and Severance Agreements

In August 2006, we entered into a three-year employment agreement with Christopher J. Schaber, PhD. Pursuant to this employment agreement we agreed to pay Dr. Schaber a base salary of $300,000 per year and a minimum annual bonus of $100,000. Dr. Schaber’s employment agreement automatically renews every three years, unless otherwise terminated, and last was automatically renewed in December 2019 for an additional term of three years. We agreed to issue him options to purchase 833 shares of our common stock, with one third immediately vesting and the remainder vesting over three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Schaber nine months of severance, as well as any accrued bonuses, accrued vacation, and we would provide health insurance and life insurance benefits for Dr. Schaber and his dependents. No unvested options shall vest beyond the termination date. Dr. Schaber’s monetary compensation (base salary of $300,000 and bonus of $100,000) remained unchanged from 2006 with the 2007 renewal. Upon a change in control of the company due to merger or acquisition, all of Dr. Schaber’s options shall become fully vested, and be exercisable for a period of five years after such change in control (unless they would have expired sooner pursuant to their terms). In the event of his death during the term of the agreement, all of his unvested options shall immediately vest and remain exercisable for the remainder of their term and become the property of Dr. Schaber’s immediate family.

In January 2020, our Board of Directors authorized an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock from 334 to 33,334, issuable to Dr. Schaber immediately prior to the completion of a transaction or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party.

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

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Schaber to $484,948. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Schaber to $499,496. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Schaber to $519,476.

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Vice President Preclinical Research & Development. Pursuant to the agreement, we agreed to pay Dr. Donini $170,000 (CAD) per year and a targeted annual bonus of 20% of base salary. We also issued her options to purchase 2,666 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. In December 2014, Dr. Donini was named Chief Scientific Officer and Senior Vice President. Upon Dr. Donini’s promotion to Chief Scientific Officer, the Compensation Committee increased her targeted bonus to 30% of her annual base salary. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Donini to $260,000. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Donini to $280,800. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Donini to $300,000.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 666 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. On March 26, 2019, we entered into an amendment to our employment agreement with Dr. Straube. Pursuant to the amended agreement, which amendment becomes effective as of April 1, 2019, Dr. Straube will be required to devote at least 20 hours per week to the performance of his duties and we will pay him $170,000 per year. The amended employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in the amended employment agreement, we would pay Dr. Straube one month of severance. No unvested options vest beyond the termination date. On December 10, 2020, the Compensation Committee approved an increase in salary for Dr. Straube to $176,868. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Straube to $182,174. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Straube to $189,461.

On September 9, 2019, we entered into a one-year employment agreement with Jonathan Guarino, CPA, CGMA, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we agreed to pay Mr. Guarino $220,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 2,666 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Mr. Guarino’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Mr. Guarino’s employment agreement, we would pay Mr. Guarino three months of severance, accrued salary, bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 10, 2020, the Compensation Committee approved an increase in salary for Mr. Guarino to $224,400. On December 10, 2021, the Compensation Committee approved an increase in salary for Mr. Guarino to $231,132. On December 08, 2022, the Compensation Committee approved an increase in salary for Mr. Guarino to $245,000.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2022. We have never issued Stock Appreciation Rights.

			Equity
			Incentive Plan
			Awards:
			Number of
			Securities
	Number of Securities		Underlying	Option
	Underlying Unexercised		Unexercised	Exercise	Option
	Options (#)		Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	666	—	—	$301.50	12/04/2023
	666	—	—	$225.00	12/04/2024
	933	—	—	$169.50	12/30/2025
	4,000	—	—	$30.15	12/06/2027
	4,000	—	—	$14.55	12/12/2028
	4,000	—	—	$14.40	01/01/2029
	4,000	—	—	$18.60	12/11/2029
	3,750	250	250	$21.75	01/01/2030
	3,000	1,000	1,000	$35.10	12/09/2030
	2,750	1,250	1,250	$19.20	01/03/2031
	2,000	2,000	2,000	$11.70	12/08/2031
	845	—	—	$10.35	01/02/2032
	905	2,249	2,249	$10.35	01/02/2032
	2,334	6,999	6,999	$8.10	12/07/2032

Jonathan Guarino	2,666	—	—	$14.55	09/08/2029
	666	—	—	$18.60	12/11/2029
	2,003	663	663	$35.10	12/09/2030
	1,461	1,872	1,872	$11.70	12/08/2031
	1,334	3,999	3,999	$8.10	12/07/2032

Oreola Donini	266	—	—	$234.00	08/14/2023
	133	—	—	$301.50	12/04/2023
	200	—	—	$225.00	12/04/2024
	466	—	—	$169.50	12/30/2025
	1,333	—	—	$40.05	03/30/2027
	2,333	—	—	$30.15	12/06/2027
	2,666	—	—	$14.55	12/12/2028
	4,000	—	—	$18.60	12/11/2029
	3,503	1,163	1,163	$35.10	12/09/2030
	2,335	2,331	2,331	$11.70	12/08/2031
	1,334	3,999	3,999	$8.10	12/07/2032

Richard C. Straube	666	—	—	$301.50	01/06/2024
	333	—	—	$225.00	12/04/2024
	466	—	—	$169.50	12/30/2025
	1,333	—	—	$40.05	03/30/2027
	2,333	—	—	$30.15	12/06/2027
	2,666	—	—	$14.55	12/12/2028
	2,000	—	—	$18.60	12/11/2029
	2,003	663	663	$35.10	12/09/2030
	1,335	1,331	1,331	$11.70	12/08/2031
	1,334	3,999	3,999	$8.10	12/07/2032

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the year ended December 31, 2022.

	Fees Earned
	Paid in Cash	Option
Name	(1)	Awards (2)	Total
Gregg A. Lapointe	$57,500	$30,000	$87,500
Diane L. Parks	$47,500	$30,000	$77,500
Robert J. Rubin	$55,000	$30,000	$85,000
Jerome B. Zeldis	$50,000	$30,000	$80,000
(1)	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees is paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.
(2)	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 1,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of our stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 24, 2023, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares of
	Common
	Stock
	Beneficially	Percent
Name of Beneficial Owner	Owned **	of Class
Christopher J. Schaber (1)	42,193	1.4%
Gregg A. Lapointe (2)	9,698	*
Diane L. Parks (3)	8,551	*
Robert J. Rubin (4)	9,499	*
Jerome B. Zeldis (5)	10,734	*
Jonathan Guarino (6)	9,783	*
Oreola Donini (7)	19,487	*
Richard Straube (8)	15,671	*
All directors and executive officers as a group (8 persons)	125,616	4.1%
(1)	Includes 6,010 shares of common stock and options to purchase 36,183 shares of common stock exercisable within 60 days of March 24, 2023. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(2)	Includes 492 shares of common stock and options to purchase 9,206 shares of common stock exercisable within 60 days of March 24, 2023. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(3)	Includes 996 shares of common stock and options to purchase 7,555 shares of common stock exercisable within 60 days of March 24, 2023. The address of Ms. Parks is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(4)	Includes 293 shares of common stock and options to purchase 9,206 shares of common stock exercisable within 60 days of March 24, 2023. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(5)	Includes 1,528 shares of common stock and options to purchase 9,206 shares of common stock exercisable within 60 days of March 24, 2023. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(6)	Includes 734 shares of common stock and options to purchase 9,049 shares of common stock exercisable within 60 days of March 24, 2023. The address of Mr. Guarino is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(7)	Includes options to purchase 19,487 shares of common stock exercisable within 60 days of March 24, 2023. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(8)	Includes 534 shares of common stock and options to purchase 15,137 shares of common stock exercisable within 60 days of March 24, 2023. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
*	Indicates less than 1%.
**

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 24, 2023 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 2,924,491 shares of common stock outstanding as of March 24, 2023.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. The maximum number of shares of our common stock available for issuance under the 2005 Equity Incentive Plan is 300,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, which was approved by stockholders on June 18, 2015. On September 22, 2022, the stockholders approved an amendment to the 2015 Plan to increase the maximum numbers of shares of common stock available for issuance under the plan from 2,000,000 to 6,000,000 shares. As of December 31, 2022, there are 5,812,991 shares currently available for future grants under the 2015 Plan.

The following table sets forth certain information, as of December 31, 2022, with respect to the following compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

●	all compensation plans previously approved by our security holders; and
●	all compensation plans not previously approved by our security holders.

Number of
Securities
Remaining
Available for
Future
	Number of		Issuance
	Securities to	Weighted-	Under Equity
	be Issued	Average	Compensation
	upon Exercise	Exercise	Plans
	of	Price of	(excluding
	Outstanding	Outstanding	securities
	Options,	Options,	reflected in
	Warrants and	Warrants and	the first
Plan Category	Rights	Rights	column)
Equity compensation plans approved by security holders (1)	192,273	$27.56	5,812,991
Equity compensation plans not approved by security holders	—	—	—
Total	192,273	$27.56	5,812,991
(1)	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Equity Incentive Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2022 and 2021 by EisnerAmper LLP.

	2022	2021
Audit fees	$153,930	$167,041
Tax fees	13,335	13,520
Total	$167,265	$180,561

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

3.9

Certificate of Designation of the Series D preferred stock of the Company dated December 27, 2022 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A filed on December 27, 2022).

3.10

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Soligenix, Inc. (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on February 9, 2023).

4.1	Description of Securities. *

4.2

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

10.22

First Amendment to Employment Agreement dated as of April 1, 2019 between the Company and Richard Straube, M.D. (incorporated by reference to Exhibit 10.30 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.**

10.23

Soligenix, Inc. 2015 Equity Incentive Plan, as amended on June 18, 2017, September 27, 2018, September 6, 2019 and September 22, 2022. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 23, 2022).

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

10.29

Third Amendment to Employment Agreement dated as of December 10, 2020, between Soligenix, Inc. and Christopher J. Schaber, PhD. (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on December 16, 2020). **

10.30

Form S-8 Registration Statement dated December 11, 2015 relating to Soligenix, Inc. 2015 Equity Incentive Plan (incorporated by reference to our registration statement on Form S-8 filed on October 28, 2022).

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

Date: March 31, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

Chairman of the Board, Chief Executive Officer
/s/ Christopher J. Schaber	and	March 31, 2023
Christopher J. Schaber, PhD	President (principal executive officer)

/s/ Gregg A. Lapointe	Director	March 31, 2023
Gregg A. Lapointe, CPA

/s/ Diane L. Parks	Director	March 31, 2023
Diane L. Parks, MBA

/s/ Robert J. Rubin	Director	March 31, 2023
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 31, 2023
Jerome B. Zeldis, MD, PhD

/s/ Jonathan Guarino	Chief Financial Officer, Senior Vice President, and	March 31, 2023
Jonathan Guarino, CPA, CGMA	Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$13,359,615	$26,043,897
Contracts and grants receivable	115,130	138,889
Research and development incentives receivable, current	104,198	103,832
Prepaid expenses and other current assets	274,209	282,903
Total current assets	13,853,152	26,569,521
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $114,766 and $167,848	18,481	22,220
Deferred issuance cost	20,206	20,266
Right-of-use lease assets	340,987	106,155
Research and development incentives receivable, net of current portion	24,114	121,238
Other assets	—	7,750
Total assets	$14,279,717	$26,869,927

Liabilities, mezzanine equity and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$3,865,796	$2,925,544
Accrued expenses	2,307,746	2,956,545
Accrued compensation	336,692	302,936
Lease liabilities, current	108,948	106,151
Convertible debt, net of debt discount of $102,309	9,897,691	—
Total current liabilities	16,516,873	6,291,176
Non-current liabilities:
Convertible debt, net of debt discount of $143,847	—	9,856,153
Lease liabilities, net of current portion	233,627	—
Total liabilities	16,750,500	16,147,329

Commitments and contingencies

Mezzanine equity:
Series D preferred stock, $.001 par value; 50,000 shares authorized, none issued or outstanding as of December 31, 2022, subject to possible redemption at redemption value; liquidation value is $43	43	—

Shareholders’ equity (deficit):
Preferred stock, 300,000 and 350,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 2,908,578 shares and 2,858,244 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively⁽¹⁾	2,909	2,859
Additional paid-in capital	217,064,964	216,442,904
Accumulated other comprehensive income	24,747	41,942
Accumulated deficit	(219,563,446)	(205,765,107)
Total shareholders’ equity (deficit)	(2,470,826)	10,722,598
Total liabilities, mezzanine equity and shareholders’ equity (deficit)	$14,279,717	$26,869,927

(1)	Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
	2022	2021
Revenues:
Licensing revenue	$250,000	$—
Contract revenue	—	33,351
Grant revenue	698,911	790,917
Total revenues	948,911	824,268
Cost of revenues	(550,822)	(728,640)
Gross profit	398,089	95,628
Operating expenses:
Research and development	7,944,089	8,185,850
General and administrative	6,692,904	5,008,738
Total operating expenses	14,636,993	13,194,588
Loss from operations	(14,238,904)	(13,098,960)
Other income (expense):
Gain on forgiveness of PPP loan	—	421,584
Foreign currency transaction loss	(30,549)	(39,361)
Interest expense, net	(822,611)	(904,502)
Research and development incentives	132,869	174,770
Other income	5,921	30,754
Total other income (expense)	(714,370)	(316,755)
Net loss before income taxes	(14,953,274)	(13,415,715)
Income tax benefit	1,154,935	864,742
Net loss applicable to common stockholders	$(13,798,339)	$(12,550,973)
Basic and diluted net loss per share (1)	$(4.81)	$(4.69)
Basic and diluted weighted average common shares outstanding (1)	2,871,345	2,675,488

(1) Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
	2022	2021
Net loss	$(13,798,339)	$(12,550,973)
Other comprehensive income (loss):
Foreign currency translation adjustments	(17,195)	66,279
Comprehensive loss	$(13,815,534)	$(12,484,694)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2020	—	$—	2,042,911	$2,043	$196,978,256	$(24,337)	$(193,214,134)	$3,741,828
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement			811,646	812	19,704,835	—	—	19,705,647
Issuance costs associated with B. Riley At Market Issuance Sales Agreement			—	—	(655,156)	—	—	(655,156)
Issuance of common stock to vendors			1,667	2	27,498	—	—	27,500
Exercise of stock options			2,018	2	25,833	—	—	25,835
Exercise of warrants			2	—	79	—	—	79
Share-based compensation expense			—	—	361,559	—	—	361,559
Foreign currency translation adjustment			—	—	—	66,279	—	66,279
Net loss			—	—	—	—	(12,550,973)	(12,550,973)
Balance, December 31, 2021	—	$—	2,858,244	$2,859	$216,442,904	$41,942	$(205,765,107)	$10,722,598
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement			8,542	8	79,346	—	—	79,354
Issuance costs associated with B. Riley At Market Issuance Sales Agreement			—	—	(2,593)	—	—	(2,593)
Declaration of Series D preferred stock for stock dividend	—	43			(43)			(43)
Fractional shares issued in reverse stock split			19,544	20	(20)	—	—	—
Issuance of common stock to vendors			22,248	22	211,981	—	—	212,003
Share-based compensation expense			—	—	333,389	—	—	333,389
Foreign currency translation adjustment			—	—	—	(17,195)	—	(17,195)
Net loss			—	—	—	—	(13,798,339)	(13,798,339)
Balance, December 31, 2022	—	$43	2,908,578	$2,909	$217,064,964	$24,747	$(219,563,446)	$(2,470,826)

Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021
Operating activities:
Net loss	$(13,798,339)	$(12,550,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	24,562	34,161
Non-cash lease expense	112,714	116,290
Share-based compensation	333,389	361,559
Issuance of common stock to vendors for services	212,003	27,500
Amortization of deferred issuance costs associated with convertible debt	41,538	41,926
Gain on forgiveness of PPP loan	—	(421,584)
Change in operating assets and liabilities:
Licensing, contracts and grants receivable	23,759	64,885
Prepaid expenses and other current assets	8,694	(57,430)
Research and development incentives receivable	73,374	205,237
Operating lease liability	(111,122)	(116,290)
Accounts payable and accrued expenses	396,651	1,127,259
Accrued compensation	33,756	(572,160)
Net cash used in operating activities	(12,649,021)	(11,739,620)

Investing activities:
Purchases of office furniture and equipment	(13,073)	(11,789)
Net cash used in investing activities	(13,073)	(11,789)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	79,354	19,705,647
Costs associated with B. Riley At Market Issuance Sales Agreement	(2,533)	(621,899)
Proceeds from the exercise of warrants	—	79
Proceeds from the exercises of stock options	—	25,835
Costs associated with issuance of convertible debt	—	(45,512)
Principal repayment – financing lease	—	(6,149)
Net cash provided by financing activities	76,821	19,058,001
Effect of exchange rate on cash and cash equivalents	(99,009)	60,642
Net (decrease)/increase in cash and cash equivalents	(12,684,282)	7,367,234
Cash and cash equivalents at beginning of period	26,043,897	18,676,663
Cash and cash equivalents at end of period	$13,359,615	$26,043,897
Supplemental information:
Cash paid for state income taxes	$16,043	$7,727
Cash paid for interest	$857,411	$668,715
Cash paid for lease liabilities:
Operating lease	$133,300	$133,300
Financing lease	$—	$6,408
Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recorded	$347,546	$—
Deferred issuance cost reclassified to additional paid-in capital	$60	$33,257
Declaration of Series D preferred stock for stock dividend	$43	$—

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic (hypericin), a novel photodynamic therapy (“PDT”) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”)). With a successful Phase 3 study complete, regulatory approval is being sought and commercialization activities for this product candidate are being advanced initially in the United States (“U.S.”). In response to the HyBryte™ new drug application (“NDA”) for the treatment of CTCL, the Company recently received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”). The Company is preparing for a meeting, categorized as Type A, to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards marketing approval and U.S. commercialization. Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, the Company’s first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203).

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

The Company primarily generates revenues under government grants and contracts principally from the National Institutes of Health (“NIH”). The Company has a DTRA subcontract of approximately $600,000 over three years for SGX943, a subcontract of approximately $1.5 million from a NIAID grant over two years for development of CiVax™ and a subcontract of approximately $1.1 million from a U.S. FDA grant over four years for the expanded study of HyBryte™ in the treatment of CTCL. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the FDA regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2022, the Company had an accumulated deficit of $219,563,446 and a working capital deficit of $2,663,721. During the year ended December 31, 2022, the Company incurred a net loss of $13,798,339 and used $12,649,021 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. Management believes that the Company has sufficient resources available to support its development activities and business operations and timely satisfy its obligations as they become due into the third quarter of 2023. The Company does not have sufficient cash and cash equivalents as of the date of filing this Annual Report on

Form 10-K to support its operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through 12 months after the date the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company plans to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, securing additional proceeds available from the sale of shares of the common stock via the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and potentially amending the loan agreement with Pontifax to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce the Company’s debt repayments; however, none of these alternatives are committed at this time. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to it to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that it will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, the Company will not have sufficient cash resources and liquidity to fund its business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require the Company to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives and its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce the Company’s ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern. In addition, the perception that the Company may not be able to continue as a going concern may cause others to choose not to deal with it due to concerns about its ability to meet its contractual obligations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2022, the Company had cash and cash equivalents of $13,359,615 as compared to $26,043,897 as of December 31, 2021, representing a decrease of $12,684,282 or 49%. As of December 31, 2022, the Company had a working capital deficit of $2,663,721 as compared to working capital of $20,278,345 as of December 31, 2021, representing a decrease of $22,942,066 or 113%. The decrease in cash and cash equivalents and working capital was primarily related to cash used in operating activities. The decrease in working capital is also due to the impact of the entire convertible debt balance being classified as a current liability as of December 31, 2022 due to a subjective acceleration clause included in the debt agreement and a potential breach of a cash debt covenant during the twelve month look-forward period from the filing of these financial statements.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), meet with the U.S. FDA to discuss the contents of a RTF letter recently issued by the FDA in response to the HyBryte™ NDA for the treatment of CTCL. The Company is preparing for a meeting, categorized as Type A, to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards marketing approval and U.S. commercialization while continuing to explore ex-U.S. partnership.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.

●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.

●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.7 million in active government grant funding still available as of December 31, 2022 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company has up to $26.6 million remaining from the B. Riley Sales Agreement as of March 24, 2023 under the prospectus supplement updated August 13, 2021. The Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, the Company is limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period, and as of March 24, 2023, the Company has approximately $6.6 million remaining that is permitted to be sold under the Form S-3 pursuant to General Instruction I.B.6. If the Company’s public float increases, the Company will have additional availability under such limitations, and if the Company’s public float increases to $75 million or more, the Company will no longer be subject to such limitations. There can be no assurance that the Company’s public float will increase or that the Company will no longer be subject to such limitations.
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Reverse Stock Split

On February 9, 2023, the Company completed a reverse stock split of its issued and outstanding shares of common stock at a ratio of one-for-fifteen, whereby, every fifteen shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. The Company’s common stock began trading on The NASDAQ Capital Market on a reverse split basis at the market opening on February 10, 2023. All share and per share data have been restated to reflect this reverse stock split.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Reclassifications

Certain amounts in the statement of operations for the year ended December 31, 2021 have been reclassified to conform to the current year presentation.

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

Website Development Costs

In June 2019, the Company capitalized website development costs of $46,500 in accordance with FASB Codification ASC 350-50 “Accounting for Web Site Development Costs.” The Company began amortizing the website development costs on a straight-line basis over three years, the estimated useful life of the website. The Company reviews its capitalized website development costs periodically for impairment. Website amortization expense for 2022 and 2021 was $7,750 and $15,500, respectively, and accumulated amortization was $46,500 and $38,750, respectively, as of December 31, 2022 and 2021. Website development costs were included in other assets in the accompanying consolidated balance sheets.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2022 and 2021.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2022 and 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Certain amounts received from or billed to customers in accordance with contract terms are deferred and recognized as future performance obligations are satisfied. All amounts earned under contracts with customers other than sales-based royalties are classified as licensing revenue. Sales-based royalties under the Company’s license agreements would be recognized as royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue.

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

The fair value of options issued during the years ended December 31, 2022 and 2021 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 84% - 87% for 2022 and 2021; and

●	risk-free interest rates ranging from 1.12% to 4.51% in 2022 and 0.27% to 1.13% in 2021.

The fair value of each option grant made during 2022 and 2021 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly-owned subsidiary in the UK from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. In 2022 and 2021, the Company recognized foreign currency transaction losses of $30,549 and $39,361, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $1,154,935 and $864,742 from the sale of 2020 and 2019 New Jersey NOL carryforwards during the years ended December 31, 2022 and 2021, respectively. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2022 and 2021. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2022 or 2021.

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

The research and development incentive receivable represents an amount due in connection with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $128,000 and $225,000 as of December 31, 2022 and 2021, respectively in the consolidated balance sheets.

The following table shows the change in the UK research and development incentives receivable from December 31, 2021 to December 31, 2022:

	Current	Long-Term	Total
Balance at December 31, 2021	$103,832	$121,238	$225,070
UK research and development incentives, transfer	121,238	(121,238)	—
UK research and development incentives	—	24,963	24,963
Additional 2020 incentive earned	107,906	—	107,906
UK research and development incentives cash receipt	(209,166)	—	(209,166)
Foreign currency translation	(19,612)	(849)	(20,461)
Balance at December 31, 2022	$104,198	$24,114	$128,312

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	December 31,	December 31,
	2022	2021
Common stock purchase warrants	667	221,872
Stock options	192,273	140,996
Convertible debt	162,602	162,602
Total	355,542	525,470

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey as an operating lease, and recorded a related right-of-use lease asset and lease liability accordingly. Pursuant to an amendment executed on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,108 per month will be maintained until November 2023 when it will be increased to $11,367 and then will increase to $11,625 in November 2024 where it will remain until expiration. As of December 31, 2022 and 2021, the Company’s consolidated balance sheets included a right-of-use lease asset of $340,987 and $106,155 for the office space, respectively. The Company’s consolidated balance sheets as of December 31, 2022 and 2021 included corresponding lease liabilities of $342,575 and $106,151 for the office space, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Contractual cash payments for the remaining lease term as of December 31, 2022
2023	$133,817
2024	136,917
2025	116,250
Total	$386,984
Discount rate applied	8.47%
Remaining lease term (months) as of December 31, 2022	34

Right-of-use lease asset:
Right-of-use lease asset, January 1, 2021	$222,445
Less: reduction/amortization	116,290
Right-of-use lease asset, December 31, 2021	106,155
New lease extension June 21, 2022	347,546
Reduction/amortization	112,714
Right of use lease asset, December 31, 2022	$340,987

Lease liability:
Lease liability, January 1, 2021	$222,441
Less: repayments	116,290
Lease liability, December 31, 2021	106,151
New lease extension June 21, 2022	347,546
Less: repayments	111,122
Lease liability, December 31, 2022	$342,575

Lease expense for the year ended December 31, 2021:
Lease expense	$133,300
Total	$133,300

Lease expense for the year ended December 31, 2022:
Lease expense	$134,892
Total	$134,892

Note 4.Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31,
	2022	2021
Clinical trial expenses	$1,884,117	$2,625,779
Other	423,629	330,766
Total	$2,307,746	$2,956,545

Note 5.Debt

In December 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, the Company had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest-only period for the first two years with a fixed interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal is to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring the Company to protect and maintain its intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain its insurance coverage. As of December 31, 2022, the Company projected a violation of the minimum cash balance requirement during 2023 and the debt agreement contains a subjective acceleration clause, therefore has classified the entire debt balance as a current liability.

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

Interest expense incurred during the years ended December 31, 2022 and 2021 was $847,000 and $894,808, respectively. Interest expense paid during the years ended December 31, 2022 and 2021 was $857,411 and $668,715, respectively.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment at a conversion price of $61.50 per share. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Annual principal and interest payments due, according to the agreement’s contractual terms, assuming no conversion is as follows:

Year	Principal	Interest	Total
2023	$4,000,000	$634,438	$4,634,438
2024	4,000,000	295,638	4,295,638
2025	2,000,000	21,349	2,021,349
Total	$10,000,000	$951,425	$10,951,425

Note 6. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2022 and 2021:

	2022	2021
Federal	$—	$—
Foreign	—	—
State	(1,154,935)	(864,742)
Income tax benefit	$(1,154,935)	$(864,742)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Net operating loss carry forwards	$27,252,000	$28,065,000
Orphan drug and research and development credit carry forwards	8,837,000	8,605,000
Equity based compensation	285,000	264,000
Intangibles	1,696,000	1,953,000
Capitalized research and development (Section 174)	1,832,000	—
Lease liability	96,000	30,000
Total	39,998,000	38,917,000
Valuation allowance	(39,902,000)	(38,887,000)
Net deferred tax assets	96,000	30,000
Right of use asset	(96,000)	(30,000)
Total gross deferred tax liabilities	(96,000)	(30,000)
Net deferred tax assets	$—	$—

The Company had gross NOLs at December 31, 2022 of approximately $124.0 million for federal tax purposes, approximately $13.2 million for state tax purposes and approximately $1.4 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8.8 million of various tax credits which credit the Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During the years ended December 31, 2022 and 2021 in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $1,154,935 and $864,742, respectively, of income tax benefit, net of transaction costs. The Company has not yet sold its 2022 New Jersey NOLs but may do so in the future. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Federal tax at statutory rate	(21.0)%	(21.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(2.4)	(7.6)
Foreign tax rate difference	0.2	0.1
Orphan drug and research and development credits	(3.9)	(4.3)
Permanent differences	3.1	1.3
Foreign NOL adjustments	0.4	0.6
Expiration of tax attributes	9.1	4.9
Change in valuation allowance	6.8	19.6
Income tax benefit	(7.7)%	(6.4)%

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2022, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from 2011, the earliest year with a net operating loss carryover, because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2022 and 2021.

Note 7. Shareholders’ Equity (Deficit)

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, of which 50,000 were designated as Series D preferred stock during the year ended December 31, 2022.

Series D Preferred Stock

On December 21, 2022, the Board of Directors of the Company declared a dividend for the stockholders of record on January 3, 2023. The dividend consists of one one-thousandth of a share of Series D preferred stock, par value $0.001 per share, for each outstanding share of the Company's common stock. The Series D preferred stock has the following rights and restrictions:

General; Transferability - Series D preferred stock shares will be in book-entry form without certificates. Transfers can only happen alongside common stock transfers, with 1/1,000th of a Series D preferred stock share transferred for each common stock share transferred.

Voting Rights - Each Series D preferred stock share gives the holder 1,000,000 votes. If a shareholder owns a fraction of a share, they will have a proportional number of votes.

Series D preferred stock and common stock shares only vote together on two specific matters:

1.	Any plan to change the Company's Certificate of Incorporation for a reverse stock split.
2.	Any plan to delay a stockholders' meeting to vote on a reverse stock split (the "Adjournment Proposal").

When voting on the reverse stock split or the Adjournment Proposal, each Series D preferred stock share (or fraction of a share) will vote the same way as the common stock share it was issued from.

Dividend Rights - The holders of Series D preferred stock will not be entitled to receive dividends of any kind.

Liquidation Preference - If the Company undergoes liquidation, dissolution, or winding up, Series D preferred stock has priority over common stock for asset distribution. In such a situation, Series D preferred stockholders will receive a cash payment of $0.001 per share before any distribution is made to common stockholders.

Redemption - If Series D preferred stockholders do not attend or vote by proxy at a meeting for the reverse stock split and Adjournment Proposal, their shares will be automatically redeemed by the Company. If any Series D preferred stock remains after this redemption, it can be redeemed in one of two ways:

1.	The Board decides to redeem the shares at a time and date of their choosing.
2.	The shares will be automatically redeemed when the Company's stockholders approve the reverse stock split during a meeting for this purpose.

When Series D preferred stock is redeemed, stockholders receive a cash payment based on the number of shares they own. For every 100 whole shares redeemed, the stockholder will get $0.10 in cash.

The Series D preferred stock shares are classified as mezzanine equity as of December 31, 2022 since they are not mandatorily redeemable but are redeemable based on an event not entirely controlled by the Company.

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2022:

●	The Company issued a vendor 5,377 shares of fully vested common stock with a fair value of $9.30 per share on February 7, 2022.
●	The Company issued a vendor 6,411 shares of fully vested common stock with a fair value of $7.80 per share on May 6, 2022.
●	The Company issued a vendor 3,664 shares of fully vested common stock with a fair value of $13.65 per share on August 5, 2022.
●	The Company issued a vendor 1,667 shares of fully vested common stock with a fair value of $7.20 per share on October 4, 2022.
●	The Company issued a vendor 5,129 shares of fully vested common stock with a fair value of $9.75 per share on November 7, 2022.
●	The Company issued 8,542 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $9.29 per share.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2021:

●	The Company issued 2 shares of common stock as a result of a warrant exercise. The weighted average exercise price per share was $59.25.
●	The Company issued 811,646 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $24.28 per share.
●	The Company issued 2,018 shares of common stock as a result of option exercises. The weighted average exercise price per share was $12.81.
●	The Company issued a vendor 1,667 shares of fully vested common stock with a fair value of $16.50 per share on September 29, 2021.

All issuances of the Company’s common stock for the years ended December 31, 2022 and 2021 described above, other than shares issued under the B. Riley Sales Agreement and the issuance to vendors, were issued under the 2015 Plan and are registered on a Registration Statement on Form S-8 (SEC File No. 333-208515). However, as shares of common stock are not covered by a reoffer prospectus, the certificates evidencing such shares reflect a Securities Act of 1933, as amended, restrictive legend. The shares issued under the B. Riley Sales Agreement were registered on a Registration Statement on Form S-3 (SEC File No. 333-239928).

The issuance of the Company’s common stock to vendors as described above was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The vendors are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access to information about the Company. The vendors represented to the Company that the vendors are not “consultants” for purposes of Nasdaq Listing Rule 5635(c).

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

On August 13, 2021, the Company filed a prospectus supplement relating to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30 million under the July 2020 Registration Statement. As of March 24, 2023, there was $26.6 million available for the sale of common stock under the B. Riley Sales Agreement. The Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, the Company is limited to selling no more than one-third of the aggregate market value of the equity held by non-

affiliates, or the public float, during any 12-month period, and as of March 24, 2023, the Company has approximately $6.6 million remaining that is permitted to be sold under the Form S-3 pursuant to General Instruction I.B.6. If the Company’s public float increases, the Company will have additional availability under such limitations, and if the Company’s public float increases to $75 million or more, the Company will no longer be subject to such limitations. There can be no assurance that the Company’s public float will increase or that the Company will no longer be subject to such limitations.

Note 8. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”) was replaced by the 2015 Plan, which was approved in June 2015. No securities are available for future issuance under the 2005 Plan. In September 2022, the stockholders approved an amendment to the 2015 Plan to increase the maximum numbers of shares of common stock available for issuance under the plan by 4,000,000 shares. As of December 31, 2022, there are 5,812,991 shares currently available for grants under the 2015 Plan. The plan is divided into four separate equity programs:

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
4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

Shares available for grant under the 2015 Plan were as follows:

Shares available for grant at January 1, 2022	1,866,719
Modification to Plan	4,000,000
Options granted	(55,730)
Options forfeited	2,002
Options exercised	—
Shares available for grant at December 31, 2022	5,812,991

Activity under the 2005 Plan and the 2015 Plan for the years ended December 31, 2022 and 2021

		Weighted
		Average
		Exercise
	Options	Price
Balance outstanding at December 31, 2020	128,858	$44.41
Granted	32,925	13.68
Forfeited	(15,982)	54.61
Cancelled	(2,787)	11.70
Exercised	(2,018)	12.81
Balance outstanding at December 31, 2021	140,996	$37.12
Granted	55,730	8.85
Forfeited	(3,908)	107.83
Cancelled	(545)	11.70
Exercised	—	—
Balance outstanding at December 31, 2022	192,273	$27.56

As of December 31, 2022, there were 133,794 options exercisable with a weighted average exercise price of $34.47 and a weighted average remaining contractual term of 7.05 years. As of December 31, 2022, there were 192,273 options outstanding with a weighted average remaining term of 7.90 years. Options outstanding as of December 31, 2022 had no intrinsic value.

The Company awarded 55,730 and 32,925 stock options during the years ended December 31, 2022 and 2021, respectively, which had a weighted average grant date fair value per share of $5.57 and $8.40, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2022 was:

	Weighted
	Average
	Remaining
	Contractual	Outstanding	Exercisable
Price Range	Life in Years	Options	Options
$8.10 - $40.05	8.16	183,250	124,771
$111.00 - $234.00	2.99	6,309	6,309
$301.50 - $339.00	1.34	2,714	2,714
Total	7.90	192,273	133,794

The Company’s share-based compensation expense for the years ended December 31, 2022 and 2021 was recognized as follows:

Share-based compensation	2022	2021
Research and development	$142,879	$158,478
General and administrative	190,510	203,081
Total	$333,389	$361,559

At December 31, 2022, the total compensation cost for stock options not yet recognized was approximately $427,000 and will be expensed over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2022 and 2021 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance at December 31, 2020	382,099	$44.47
Granted	—	—
Exercised	(2)	59.25
Expired	(160,225)	59.25
Balance at December 31, 2021	221,872	$33.79
Granted	—	—
Exercised	—	—
Expired	(221,205)	33.81
Balance at December 31, 2022	667	$29.25

The remaining life, by grant date, for outstanding warrants at December 31, 2022 was:

		Remaining
	Exercise	Contractual	Outstanding	Exercisable
Grant Date	Price	Life in Years	Warrants	Warrants
March 29, 2018	$29.25	0.24	667	667

Note 9. Concentrations

At December 31, 2022 and 2021, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”). Currently, the Company is covered up to $250,000 by the SIPC and at times maintains cash balances in excess of the SIPC coverage.

Note 10. Commitments and Contingencies

The Company has commitments of approximately $230,000 as of December 31, 2022 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

On September 3, 2014, the Company entered into an asset purchase agreement with Hy Biopharma, Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 12,328 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. In March 2020, the Company issued 130,413 fully vested shares of common stock to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $38.34 per share, based upon a formula set forth in the purchase agreement.

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5.0 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2022, no other milestone or royalty payments have been paid or accrued.

In January 2020, the Company’s Board of Directors authorized the amendment of Dr. Schaber’s employment agreement to increase the number of shares of the Company’s common stock from 334 to 33,334 issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

	Research and	Property and
Year	Development	Other Leases	Total
2023	$46,000	$133,817	$179,817
2024	46,000	136,917	182,917
2025	46,000	116,250	162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
Total	$230,000	$386,984	$616,984

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

COVID-19 affected the Company’s operations but did not have a material impact on the Company’s business, operating results, financial condition or cash flows as of and for the year ended December 31, 2022.

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

Emergent BioSolutions Legal Proceedings

On July 1, 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries (collectively, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. The Company alleges in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. The Company presented its case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. The Company sought to recover damages in excess of $19 million from Emergent.

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration. Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to the Company. On September 30, 2022, the Company filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. The Company cannot offer any assurances as to any result of its challenge of the arbitration decision or that the Company will recover any damages from Emergent (see Part I, Item 3 – Legal Proceedings).

The Company has received invoices from Emergent related to the above matter. No accrual has been made for these invoices as management deems them invalid and not probable of being required to pay them based on the numerous breaches sited in the arbitration. These invoices total approximately $331,000.

Note 11. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	For the Years Ended
	December 31,
	2022	2021
Revenues
Specialized BioTherapeutics	$31,929	$—
Public Health Solutions	916,982	824,268
Total	$948,911	$824,268

(Loss) Income from Operations
Specialized BioTherapeutics	$(7,614,988)	$(7,216,450)
Public Health Solutions	26,612	(542,270)
Corporate	(6,650,528)	(5,340,240)
Total	$(14,238,904)	$(13,098,960)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$10,087	$7,804
Public Health Solutions	1,681	1,301
Corporate	12,794	25,056
Total	$24,562	$34,161

Other (Expense) Income, Net
Specialized BioTherapeutics	$102,320	$135,409
Corporate	(816,690)	(452,164)
Total	$(714,370)	$(316,755)

Share-Based Compensation
Specialized BioTherapeutics	$138,075	$136,594
Public Health Solutions	4,804	21,884
Corporate	190,510	203,081
Total	$333,389	$361,559

	As of December 31,

	2022	2021
Identifiable Assets
Specialized BioTherapeutics	$103,742	$128,645
Public Health Solutions	121,290	146,296
Corporate	14,054,685	26,594,986
Total	$14,279,717	$26,869,927

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Soligenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in mezzanine equity and shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and expects to incur losses for the foreseeable future, that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrual for Clinical Trial Expenses

As described in Note 2 to the financial statements, the Company is required to estimate at each balance sheet date its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The Company recorded clinical trial accruals of $1.9 million, which are included in accrued expenses on the December 31, 2022 consolidated balance sheet. The amounts recorded for clinical trial accruals represent the Company’s estimate of the unpaid clinical trial expenses based on the progress of the research and development services for clinical trials compared to the amounts paid for clinical trials through December 31, 2022.

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

New York, New York

March 31, 2023