Form 10-Q
period 2023-03-31
SOLIGENIX, INC.
filed 2023-05-15
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 9, 2023, 8,115,854 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,265,850	$13,359,615
Contracts and grants receivable	218,008	115,130
Research and development incentives receivable, current	24,774	104,198
Prepaid expenses and other current assets	213,315	274,209
Total current assets	10,721,947	13,853,152
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $116,551 and $114,766	16,696	18,481
Deferred issuance cost	20,153	20,206
Right-of-use lease assets	314,051	340,987
Research and development incentives receivable, net of current portion	6,193	24,114
Total assets	$11,101,817	$14,279,717

Liabilities, mezzanine equity and shareholders' deficit
Current liabilities:
Accounts payable	$2,768,999	$3,865,796
Accrued expenses	2,451,139	2,307,746
Accrued compensation	44,492	336,692
Lease liabilities, current	112,051	108,948
Convertible debt, net of debt discount of $0 and $102,309	6,000,000	9,897,691
Total current liabilities	11,376,681	16,516,873
Non-current liabilities:
Convertible debt, net of debt discount of $92,067	2,907,933	—
Lease liabilities, net of current portion	204,268	233,627
Total liabilities	14,488,882	16,750,500

Commitments and contingencies

Mezzanine equity:
Series D preferred stock, $.001 par value; 0 and 50,000 shares authorized, none issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	43

Shareholders’ deficit:
Preferred stock, 350,000 and 300,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 2,929,773 and 2,908,578 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively⁽¹⁾	2,930	2,909
Additional paid-in capital	217,206,966	217,064,964
Accumulated other comprehensive income	12,594	24,747
Accumulated deficit	(220,609,555)	(219,563,446)
Total shareholders’ deficit	(3,387,065)	(2,470,826)
Total liabilities, mezzanine equity and shareholders’ deficit	$11,101,817	$14,279,717

(1)	Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Licensing revenue	$—	$50,000
Grant revenue	257,178	138,063
Total revenues	257,178	188,063
Cost of revenues	(226,040)	(92,213)
Gross profit	31,138	95,850
Operating expenses:
Research and development	946,451	1,746,768
General and administrative	1,235,376	2,541,468
Total operating expenses	2,181,827	4,288,236
Loss from operations	(2,150,689)	(4,192,386)
Other income (expense):
Foreign currency transaction loss	(366)	(108,293)
Interest expense, net	(103,568)	(211,714)
Research and development incentives	6,448	163,372
Other income	40,869	—
Total other income (expense)	(56,617)	(156,635)
Net loss before income taxes	(2,207,306)	(4,349,021)
Income tax benefit	1,161,197	—
Net loss applicable to common stockholders	$(1,046,109)	$(4,349,021)
Basic and diluted net loss per share (1)	$(0.36)	$(1.52)
Basic and diluted weighted average common shares outstanding (1)	2,914,929	2,861,351

(1)	Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(1,046,109)	$(4,349,021)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,153)	82,650
Comprehensive loss	$(1,058,262)	$(4,266,371)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Deficit

For the Three Months Ended March 31, 2023 and 2022

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2022	—	$43	2,908,578	$2,909	$217,064,964	$24,747	$(219,563,446)	$(2,470,826)
Sale of common stock pursuant to B. Riley At Market Issuance Sales Agreement			21,195	21	70,709	—	—	70,730
Issuance costs associated with B. Riley At Market Issuance Sales Agreement			—	—	(2,341)	—	—	(2,341)
Redemption of Series D preferred stock	—	(43)	—	—	—	—	—	—
Share-based compensation expense			—	—	73,634	—	—	73,634
Foreign currency translation adjustment			—	—	—	(12,153)	—	(12,153)
Net loss			—	—	—	—	(1,046,109)	(1,046,109)
Balance, March 31, 2023	—	$—	2,929,773	$2,930	$217,206,966	$12,594	$(220,609,555)	$(3,387,065)

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2021	—	$—	2,858,244	$2,859	$216,442,904	$41,942	$(205,765,107)	$10,722,598
Issuance of common stock to vendors			5,377	5	49,996	—	—	50,001
Share-based compensation expense			—	—	78,271	—	—	78,271
Foreign currency translation adjustment			—	—	—	82,650	—	82,650
Net loss			—	—	—	—	(4,349,021)	(4,349,021)
Balance, March 31, 2022	—	$—	2,863,621	$2,864	$216,571,171	$124,592	$(210,114,128)	$6,584,499

Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
Operating activities:
Net loss	$(1,046,109)	$(4,349,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,785	8,232
Non-cash lease expense	26,936	30,925
Share-based compensation	73,634	78,271
Issuance of common stock to vendors for services	—	50,001
Amortization of deferred issuance costs associated with convertible debt	10,242	10,242
Change in operating assets and liabilities:
Licensing, contracts and grants receivable	(102,878)	15,197
Prepaid expenses and other current assets	60,894	(70,732)
Research and development incentives receivable	98,456	55,466
Operating lease liability	(26,256)	(30,921)
Accounts payable and accrued expenses	(970,757)	1,228,383
Accrued compensation	(292,200)	(264,886)
Net cash used in operating activities	(2,166,253)	(3,238,843)

Investing activities:
Purchases of office furniture and equipment	—	(9,823)
Net cash used in investing activities	—	(9,823)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	70,730	—
Costs associated with B. Riley At Market Issuance Sales Agreement	(2,288)	—
Convertible debt repayment	(1,000,000)	—
Net cash used in financing activities	(931,558)	—
Effect of exchange rate on cash and cash equivalents	4,046	80,448
Net decrease in cash and cash equivalents	(3,093,765)	(3,168,218)
Cash and cash equivalents at beginning of period	13,359,615	26,043,897
Cash and cash equivalents at end of period	$10,265,850	$22,875,679
Supplemental information:
Cash paid for state income taxes	$2,110	$—
Cash paid for interest	$213,490	$223,901
Cash paid for lease liabilities:
Operating lease	$33,325	$33,325
Non-cash investing and financing activities:
Deferred issuance cost reclassified to additional paid-in capital	$53	$—
Redemption liability for Series D preferred stock	$43	$—

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the Phase 3 FLASH (Fluorescent Light And Synthetic Hypericin) study, regulatory approval is being pursued in the United States (“U.S.”) and Europe. Following submission of a new drug application (“NDA”) for HyBryte™ in the treatment of CTCL, the Company received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”). The Company had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards U.S. marketing approval and commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second clinical study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. The FDA indicated that it is open to engaging in protocol discussions regarding the second clinical study. Based on this feedback, the Company has decided to collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting the additional clinical trial. The Company recently has been granted a Type A Meeting with the FDA to initiate formal discussions regarding the design of a second Phase 3 pivotal study evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval.

Development programs in this business segment also include expansion of synthetic hypericin sodium (SGX302) into psoriasis, the Company’s first-in-class innate defense regulator (“IDR”) technology, dusquetide (SGX942) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer, and proprietary formulations of oral beclomethasone 17,21-dipropionate (“BDP”) for the prevention/treatment of gastrointestinal (“GI”) disorders characterized by severe inflammation, including pediatric Crohn’s disease (SGX203).

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

The Company primarily generates revenues under government grants and contracts principally from the National Institutes of Health (“NIH”). The Company has a subcontract of approximately $1.5 million from a NIAID grant over two years for development of CiVax™ and a subcontract of approximately $1.1 million from a  FDA grant over four years for an expanded study of HyBryte™ in the treatment of CTCL. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the FDA regulations, and other regulatory authorities, litigation, and product liability.

Results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2023, the Company had an accumulated deficit of $220,609,555. During the three months ended March 31, 2023, the Company incurred a net loss of $1,046,109 and used $2,166,253 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s operating budget, current rate of cash outflows, cash on hand (inclusive of the proceeds from the Company’s May 2023 public offering and sales pursuant to the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) which resulted in extending the interest only period for the Pontifax Medison Finance (“Pontifax”) convertible debt financing agreement to June 30, 2024 – see Note 11), proceeds from government contract and grant programs, and proceeds available from the sale of shares of its common stock via the B. Riley Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements on this Quarterly Report on Form 10-Q.

As of March 31, 2023, the Company had cash and cash equivalents of $10,265,850 as compared to $13,359,615 as of December 31, 2022, representing a decrease of $3,093,765 or 23%. As of March 31, 2023, the Company had a working capital deficit of $654,734 as compared to a working capital deficit of $2,663,721 as of December 31, 2022, representing a decreased deficit of $2,008,987 or 75%. The decrease in cash and cash equivalents was primarily related to cash used in operating activities and repayment of $1 million of debt principal during the quarter ended March 31, 2023. The decrease in working capital deficit was primarily a result of $3 million of the convertible debt balance and related debt discount being reclassified as a non-current liability during the quarter ended March 31, 2023 based on the amendment to the Pontifax loan and security agreement – see Note 11.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting a second clinical study in order to advance HyBryte™ towards U.S. marketing approval and commercialization while continuing to explore potential marketing approval and partnership in Europe.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following execution of an exclusive option agreement with Silk Road Therapeutics, Inc. (see Note 11), granting the Company the right to acquire a novel topical formulation of Pentoxifylline (“PTX”) for treatment of Behçet’s Disease (“BD”), complete remaining diligence activities including discussion with the FDA on the appropriate Phase 2/3 trial design to advance PTX in BD to allow the Company to determine whether to exercise the option to acquire the PTX asset.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.3 million in active government grant funding still available as of March 31, 2023 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company has up to $23.6 million remaining from the B. Riley Sales Agreement as of May 9, 2023 under the prospectus supplement updated August 13, 2021. The Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, the Company is limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. From April 1, 2023 through May 9, 2023, the Company sold 829,935 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.64 per share for total gross proceeds of $3,020,732. As of May 9, 2023, the Company has approximately $875,000 remaining that is permitted to be sold under the Form S-3 pursuant to General Instruction I.B.6. If the Company’s public float increases, the Company will have additional availability under such limitations, and if the Company’s public float increases to $75 million or more, the Company will no longer be subject to such limitations. There can be no assurance that the Company’s public float will increase or that the Company will no longer be subject to such limitations.
●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

●	The Company completed an equity financing in May 2023 from which the Company received total gross proceeds from a public offering of its common stock and common warrants of approximately $8.5 million, before deducting commissions and other estimated expenses – see Note 11. The Company plans to use the proceeds for further support of its programs, as well as for working capital.

Reverse Stock Split

On February 9, 2023, the Company completed a reverse stock split of its issued and outstanding shares of common stock at a ratio of one-for-fifteen, whereby every fifteen shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. The Company’s common stock began trading on The NASDAQ Capital Market on a reverse split basis at the market opening on February 10, 2023. All share and per share data have been restated to reflect this reverse stock split.

Nasdaq Capital Market Listing Requirements

As previously reported, on December 20, 2022, the Company received a written notice from Nasdaq providing that the staff (the “Staff”) of Nasdaq determined to delist the Company’s common stock from The Nasdaq Capital Market because the closing bid price of the Company’s common stock had not been at least $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and because the Company’s shareholders’ equity had not been at least $2,500,000 nor had the alternatives of market value of listed securities or net income from continuing operations been met, as required by Listing Rule 5550(b) (the “Shareholders’ Equity Requirement”). On February 2, 2023, the Company had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination. On February 21, 2023, the Company received a letter from Nasdaq, stating that the Nasdaq Hearings Panel granted the Company’s request to continue its listing on Nasdaq, on the condition that (1) on February 24, 2023, the Company had demonstrated compliance with the Bid Price Requirement, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and (2) on or before March 31, 2023, the Company had demonstrated compliance with the Shareholders’ Equity Requirement. As of the close of the market on February 24, 2023, the Company satisfied the first condition – compliance with the Bid Price Requirement for a minimum of ten consecutive trading sessions. On April 6, 2023, Nasdaq granted the Company’s request for an extension of the deadline by which it must regain compliance with the Shareholders’ Equity Requirement from March 31, 2023 to May 15, 2023. As of the close of the market on May 9, 2023, the Company satisfied the second condition – compliance with the Shareholders’ Equity Requirement based on recent capital raising activities – see Note 11.

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

Impairment of Long-Lived Assets

Office furniture and equipment and right of use assets with finite lives are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the related asset or group of assets. Such analyses necessarily involve significant judgment.

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2023 and 2022.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

There were no options issued during the three months ended March 31, 2023. The fair value of options issued during the three months ended March 31, 2022 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;

●	an expected life of 4 years;
●	volatility of 85%; and
●	risk free interest rates ranging from 1.12% - 2.15%.

The fair value of each option grant made during the three months ended March 31, 2022 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. During the three months ended March 31, 2023 and 2022, the Company recognized foreign currency transaction losses of $366 and $108,293, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $1,161,197 from the sale of 2021 New Jersey NOL carryforwards during the three months ended March 31, 2023. The Company did not recognize an income tax benefit from the sale of New Jersey NOL carryforwards for the three months ended March 31, 2022. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the three months ended March 31, 2023 and 2022. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2023 or December 31, 2022.

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

The research and development incentive receivable represents an amount due in connection with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $31,000 and $128,000 as of March 31, 2023 and December 31, 2022, respectively, in the consolidated balance sheets.

The following table shows the change in the UK research and development incentives receivable from December 31, 2022 to March 31, 2023:

	Current	Long-Term	Total
Balance at December 31, 2022	$104,198	$24,114	$128,312
UK research and development incentives, transfer	24,114	(24,114)	—
UK research and development incentives	—	6,023	6,023
Additional 2021 incentive earned	425	—	425
UK research and development incentives cash receipt	(104,422)	—	(104,422)
Foreign currency translation	459	171	630
Balance at March 31, 2023	$24,774	$6,193	$30,967

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

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of March 31,
	2023	2022
Common stock purchase warrants	—	3,992
Stock options	192,273	146,285
Convertible debt	146,342	162,602
Total	338,615	312,879

The weighted average exercise price of the Company’s stock options outstanding at March 31, 2023 was $27.56 per share. The weighted average exercise prices of the Company’s warrants and stock options outstanding at March 31, 2022 were $36.12 and $34.49 per share, respectively. 217,880 of the Company’s common stock warrants associated with the July 2018 public offering expired on January 2, 2022 and 667 of the Company’s common stock warrants associated with the opening of the first clinical site in the United Kingdom expired on March 28, 2023.

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey as an operating lease, and recorded a related right-of-use lease asset and lease liability accordingly. Pursuant to an amendment executed on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,108 per month will be maintained until November 2023 when it will be increased to $11,367 and then will increase to $11,625 in November 2024 where it will remain until expiration. As of March 31, 2023 and December 31, 2022, the Company’s consolidated balance sheets included a right-of-use lease asset of $314,051 and $340,987 for the office space, respectively. The Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022 included corresponding lease liabilities of $316,319 and $342,575 for the office space, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2023	$340,987
Less: reduction/amortization	26,936
Right-of-use lease asset, March 31, 2023	$314,051

Lease liability:
Lease liability, January 1, 2023	$342,575
Less: repayments	26,256
Lease liability, March 31, 2023	$316,319

Lease expense for the three months ended March 31, 2023:
Lease expense	$34,005
Total	$34,005

Lease expense for the three months ended March 31, 2022:
Lease expense	$33,330
Total	$33,330

Contractual cash payments for the remaining lease term as of March 31, 2023:
2023	$100,492
2024	136,917
2025	116,250
Total	$353,659
Remaining lease term (months) as of March 31, 2023	31

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2023	2022
Clinical trial expenses	$2,014,026	$1,884,117
Other	437,113	423,629
Total	$2,451,139	$2,307,746

Note 5. Debt

In December 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax. Under the terms of the agreement with Pontifax, the Company had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest-only period for the first two years with a fixed interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal was to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of the Company’s assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants included, among others, covenants requiring the Company to protect and maintain its intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain its insurance coverage.

Upon the closing of this transaction, the Company borrowed the first tranche of $10 million, had the option to draw the second tranche of $5 million at any time during the initial 12 months of the loan and the third tranche of $5 million upon filing of the HyBryte™ NDA, subject to certain conditions. The Company elected to let the options to borrow both the second and third tranches expire as of December 15, 2021 and March 15, 2022, respectively.

On April 19, 2023, the Company entered into an amendment to the Pontifax loan and security agreement (See Note 11). Based on this amendment and the Company’s capital raising activity during May 2023 (See Note 11), the Company has reclassified $3 million of the principal balance and the debt issuance costs as long-term and is not subject to any minimum cash balance requirements.

Interest expense incurred during the three months ended March 31, 2023 and 2022 was $187,964 and $208,849, respectively. Interest expense paid during the three months ended March 31, 2023 and 2022 was $213,490 and $223,901, respectively.

Annual principal and interest payments due as of March 31, 2023 in accordance with the amended terms of the Pontifax agreement (see Note 11), assuming no conversion is as follows:

Year	Principal	Interest	Total
2023	$6,000,000	$402,615	$6,402,615
2024	2,250,000	206,761	2,456,761
2025	750,000	16,012	766,012
Total	$9,000,000	$625,388	$9,625,388

Note 6. Income Taxes

The Company had gross NOLs at December 31, 2022 of approximately $124 million for federal tax purposes, approximately $13.2 million for state tax purposes and approximately $1.4 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8.8 million of various tax credits which credit the Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2022 and 2021, the Company sold New Jersey NOL carryforwards in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. During the three months ended March 31, 2023, the Company recognized $1,161,197 of income tax benefit, net of transaction costs from the sale of its 2021 NOL carryforwards. The Company did not recognize a corresponding income tax benefit from such sale during the three months ended March 31, 2022. The Company has not yet sold its 2022 New Jersey NOL carryforwards but may do so in the future. There can be no assurance as to the continuation or magnitude of this program in future years.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, of which 50,000 were designated as Series D preferred stock as of December 31, 2022.

Series D Preferred Stock

On December 21, 2022, the Board of Directors of the Company declared a dividend for the stockholders of record on January 3, 2023. The dividend consisted of one one-thousandth of a share of Series D preferred stock, par value $0.001 per share, for each outstanding share of the Company's common stock. The Series D preferred stock had the following rights and restrictions:

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

The Series D preferred stock shares were classified as mezzanine equity as of December 31, 2022 since they were not mandatorily redeemable but were redeemable based on an event not entirely controlled by the Company. All Series D preferred stock were redeemed in conjunction with the special meeting of the shareholders’ on February 8, 2023.

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended March 31, 2023:

●	The Company sold 21,195 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.34 per share.

The issuance of the Company’s common stock pursuant to the B. Riley Sales Agreement described above was registered on a Registration Statement on Form S-3.

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

On August 13, 2021, the Company filed a prospectus supplement relating to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30 million under the July 2020 Registration Statement. As of May 9, 2023, there was $23.6 million available for future sale of common stock under the B. Riley Sales Agreement. The Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, the Company is limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period.  As of May 9, 2023, the Company has approximately $875,000 remaining that is permitted to be sold under the Form S-3 pursuant to General Instruction I.B.6. If the Company’s public float increases, the Company will have additional availability under such limitations, and if the Company’s public float increases to $75 million or more, the Company will no longer be subject to such limitations. There can be no assurance that the Company’s public float will increase or that the Company will no longer be subject to such limitations.

Note 8. Concentrations

At March 31, 2023 and 2022, the Company had deposits in major financial institutions that exceeded the amount under protection by the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the FDIC and at times maintains cash balances in excess of the FDIC coverage. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts through March 31, 2023.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $230,000 as of March 31, 2023 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license Investigational New Drug (“IND”) milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In September 2014, the Company entered into an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 12,328 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to generally accepted accounting principles in the U.S. In March 2020, the Company issued 130,413 shares of common stock to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $38.40 per share, based upon a formula set forth in the purchase agreement.

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2023, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
April 1 through December 31, 2023	$46,000	$100,492	$146,492
2024	46,000	136,917	182,917
2025	46,000	116,250	162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
Total	$230,000	$353,659	$583,659

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

COVID-19 affected the Company’s operations but did not have a material impact on its business, operating results, financial condition or cash flows as of and for the three months ended March 31, 2023 and 2022.

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

Emergent BioSolutions Legal Proceedings

In July 2020, the Company filed a demand for arbitration against Emergent BioSolutions, Inc. and certain of its subsidiaries (collectively, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. The Company alleges in the arbitration various breaches of contracts and warranties as well as acts of fraud. Emergent has answered that demand for arbitration denying the allegations and asserting affirmative defenses. The Company presented its case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022 (see Part II, Item 1 – Legal Proceedings). The Company was seeking to recover damages in excess of $19 million from Emergent.

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to the Company. On September 30, 2022, the Company filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. The Court of Chancery held oral argument on cross-motions for summary judgment on April 17, 2023, and took the matter under advisement. The Company cannot offer any assurances as to any result of the challenge of the arbitration decision or that the Company will recover any damages from Emergent.

Note 10. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	March 31,
	2023	2022
Revenues
Specialized BioTherapeutics	$155,365	$—
Public Health Solutions	101,813	188,063
Total	$257,178	$188,063

Income (loss) from Operations
Specialized BioTherapeutics	$(910,377)	$(1,539,728)
Public Health Solutions	427	(120,621)
Corporate	(1,240,739)	(2,532,037)
Total	$(2,150,689)	$(4,192,386)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$1,071	$2,614
Public Health Solutions	178	436
Corporate	536	5,182
Total	$1,785	$8,232

Other (Expense) Income, Net
Specialized BioTherapeutics	$6,082	$55,079
Corporate	(62,699)	(211,714)
Total	$(56,617)	$(156,635)

Share-Based Compensation
Specialized BioTherapeutics	$27,427	$28,504
Public Health Solutions	994	1,054
Corporate	45,213	48,713
Total	$73,634	$78,271

	As of	As of
	March 31,	December 31,
	2023	2022
Identifiable Assets
Specialized BioTherapeutics	$71,689	$103,742
Public Health Solutions	223,573	121,290
Corporate	10,806,555	14,054,685
Total	$11,101,817	$14,279,717

Note 11. Subsequent Events

Amendment to the Pontifax Loan and Security Agreement

On April 19, 2023, the Company entered into an amendment to the convertible debt financing agreement dated December 15, 2020 with Pontifax. The amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The amendment also provides for a new interest only period from the date of the amendment through December 31, 2023 and reduced the minimum cash covenant to $1.5 million. Since the Company raised $10 million or more in gross proceeds by December 31, 2023, the interest-only period has been extended to June 30, 2024 and the minimum cash balance requirement has been eliminated. Further, the amendment reduces the conversion price with respect to the remaining principal amount under the agreement to (i) 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice with respect to the first 588,599 shares of the Company’s common stock issuable upon conversion and to (ii) $1.70 with respect to all shares of the Company’s common stock issuable upon conversion in excess of the first 588,599 shares so issued. The amendment provides that Pontifax waive their right to execute any remedies available to them in connection with the FDA’s refusal to file the NDA for HyBryteTM indefinitely. Pontifax further agreed to defer delivery of any conversion notice during the six months following the closing of the May 2023 public offering. The remaining terms of the agreement remain in effect without modification.

Exclusive Option Agreement with Silk Road Therapeutics

On April 27, 2023, the Company entered into an exclusive option agreement with Silk Road Therapeutics, Inc., (“Silk Road”). The option agreement grants the Company an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s Pentoxifylline product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from Behcet’s Disease. Certain directors of the Company have an ownership interest in Silk Road.

Sales Pursuant to the B. Riley Sales Agreement

From April 1, 2023 through May 9, 2023, the Company sold 829,935 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.64 per share for total gross proceeds of $3,020,732.

$8.5 million Public Offering

On May 9, 2023, the Company completed a public offering of 6,538,500 shares of its common stock (or common stock equivalents in lieu thereof) and common warrants to purchase up to 6,538,500 shares of its common stock at a combined public offering price of $1.30. The common warrants have an exercise price of $1.50 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $8.5 million before deducting commissions and other estimated offering expenses payable by the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2022. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;
●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;

●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	our ability to comply with listing requirements and maintain the listing of our common stock on The Nasdaq Capital Market;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. Coronavirus Disease 2019 (“COVID-19”)); and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Note Regarding Reverse Stock Split

On February 9, 2023, we completed a reverse stock split of our issued and outstanding shares of common stock at a ratio of one-for-fifteen, whereby every fifteen shares of our issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. Our common stock began trading on The NASDAQ Capital Market on a reverse split basis at the market opening on February 10, 2023. All share and per share data have been restated to reflect this reverse stock split.

Note Regarding Nasdaq Capital Market Listing Requirements

As previously reported, on December 20, 2022, we received a written notice from Nasdaq providing that the staff (the “Staff”) of Nasdaq determined to delist our common stock from The Nasdaq Capital Market because the closing bid price of our common stock had not been at least $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and because our shareholders’ equity had not been at least $2,500,000 nor had the alternatives of market value of listed securities or net income from continuing operations been met, as required by Listing Rule 5550(b) (the “Shareholders’ Equity Requirement”). On February 2, 2023, we had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination. On February 21, 2023, we received a letter from Nasdaq, stating that the Nasdaq Hearings Panel granted our request to continue our listing on Nasdaq, on the condition that (1) on February 24, 2023, we had demonstrated compliance with the Bid Price Requirement, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and (2) on or before March 31, 2023, we had demonstrated compliance with the Shareholders’ Equity Requirement. As of the close of the market on February 24, 2023, we satisfied the first condition – compliance with the Bid Price Requirement for a minimum of ten consecutive trading sessions. On April 6, 2023, Nasdaq granted our request for an extension of the deadline by which we must regain compliance with the Shareholders’ Equity Requirement from March 31, 2023 to May 15, 2023. As of the close of the market on May 9, 2023, we have satisfied the second condition – compliance with the Shareholders’ Equity Requirement based on our recent capital raising activities – see Note 11 in the footnotes to our consolidated financial statements.

Our Business Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: Specialized BioTherapeutics and Public Health Solutions.

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the Phase 3 FLASH (Fluorescent Light And Synthetic Hypericin) study, regulatory approval is being pursued in the United States (“U.S.”) and Europe. Following submission of a new drug application (“NDA”) for HyBryte™ in the treatment of CTCL, we received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”). We had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards U.S. marketing approval and commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second clinical study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. The FDA indicated that it is open to engaging in protocol discussions regarding the second clinical study. Based on this feedback, we have decided to collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting the additional clinical trial.  We recently have been granted a Type A Meeting Request with the FDA to initiate formal discussions regarding the design of a second, Phase 3 pivotal study evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval.

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting a second clinical study in order to advance HyBryte™ towards U.S. marketing approval and commercialization while continuing to explore potential marketing approval and partnership in Europe.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following execution of an exclusive option agreement with Silk Road Therapeutics, Inc. granting us the right to acquire a novel topical formulation of Pentoxifylline (“PTX”) for treatment of Behçet’s Disease (“BD”), complete remaining diligence activities including discussion with the FDA on the appropriate Phase 2/3 trial design to advance PTX in BD to allow us to determine whether to exercise the option to acquire the PTX asset.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment of oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

Corporate Information

We were incorporated in Delaware in 1987 under the name Biological Therapeutics, Inc. In 1987, we merged with Biological Therapeutics, Inc., a North Dakota corporation, pursuant to which we changed our name to “Immunotherapeutics, Inc.” We changed our name to “Endorex Corp.” in 1996, to “Endorex Corporation” in 1998, to “DOR BioPharma, Inc.” in 2001, and finally to “Soligenix, Inc.” in 2009. Our principal executive offices are located at 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540 and our telephone number is (609) 538-8200.Our Product Candidates in Development

The following tables summarize our product candidates under development:

Specialized BioTherapeutics Product Candidates*

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
HyBryte™	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); NDA submitted December 2022; FDA RTF letter received February 2023; Type A meeting with the FDA convened April 2023, in which the FDA determined that a second positive Phase 3 study would be required to support a NDA submission; requested and granted a follow-on Type A meeting with FDA  to engage in formal protocol discussions with FDA to define the protocol for, and evaluate feasibility of conducting, an additional Phase 3 clinical trial (as requested by the FDA); feedback from this follow-on Type A meeting will be provided by or before the end of June 2023

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

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX203†	Pediatric Crohn’s disease

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

Synthetic hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in adjacent cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing UV light) is a major advance in photodynamic therapy. In a small published Phase 1/2 proof of concept pilot clinical study using synthetic hypericin twice weekly for six weeks, statistically significant efficacy was demonstrated in patients with CTCL (58.3% response, p=0.04) and psoriasis (80% response, p<0.02). Subsequently, a Phase 3 study in CTCL has further confirmed the biological efficacy of synthetic hypericin (termed HyBryte™ in the context of CTCL).

HyBryte™ – for Treating Cutaneous T-Cell Lymphoma

HyBryte™ is a novel, first-in-class, PDT that utilizes safe visible light for activation. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible fluorescent light 16 to 24 hours later.

Based on the positive and previously published Phase 1/2 results, we initiated our Phase 3 clinical study of HyBryte™ for the treatment of CTCL during December 2015 and completed the trial in 2020. This trial, referred to as the “FLASH” (Fluorescent Light Activated Synthetic Hypericin) study, aimed to evaluate the response to HyBryte™ as a skin directed therapy to treat early stage CTCL. We completed the study with approximately 35 CTCL centers across the U.S. participating in this trial. The Phase 3 protocol was a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consisted of three treatment cycles, each of eight weeks duration. Treatments were administered twice weekly for the first six weeks and treatment response was determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects received HyBryte™ and 33% received placebo treatment of their index lesions. In the second cycle, all subjects received HyBryte™ treatment of their index lesions, and in the third cycle, all subjects received HyBryte™ treatment of all of their lesions. The majority of subjects enrolled elected to continue into the third optional, open-label cycle of the study. Subjects were followed for an additional six months after their last evaluation visit. The primary efficacy endpoint was assessed on the percentage of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Secondary endpoints for the trial included the duration of responses, the extent of the regression of the tumors, and the safety of the treatment. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders.

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

HyBryte™ has received Orphan Drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for HyBryte™ upon final FDA approval, Orphan Drug designation also positions us to be able to leverage a wide range of financial and regulatory benefits, including government grants for conducting clinical trials, waiver of FDA user fees for the potential submission of a NDA for HyBryte™, and certain tax credits. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. For instance, we were eligible to submit a NDA for HyBryte™ on a rolling basis, permitting the FDA to review sections of the NDA prior to receiving the complete submission. Additionally, NDAs for Fast Track development programs ordinarily will be eligible for priority review. HyBryte™ for the treatment of CTCL also was granted Orphan Drug designation from the European Medicines Agency (“EMA”) Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the MHRA, as well as Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in the UK.

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

In September 2022, the FDA awarded an Orphan Products Development grant to support the evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. The grant, totaling $2.6 million over 4 years, was awarded to a prestigious academic institution that was a leading enroller in the published positive Phase 3 FLASH study in the treatment of early stage CTCL.

In December 2022, we submitted the HyBryte™ NDA for the treatment of CTCL with the FDA.

In February 2023, we received a RTF letter from the FDA for the HyBryte™ NDA. Upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review.

In April 2023, the United States Adopted Names (“USAN”) Council approved the use of the nonproprietary name of “hypericin sodium” for the novel active ingredient in both HyBryte™ (research name SGX301) for the treatment of CTCL and SGX302 for the treatment of mild-to-moderate psoriasis.

In April 2023, we had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter received from the FDA and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards marketing approval and U.S. commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second clinical study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. The FDA indicated that it is open to engaging in protocol discussions regarding the second clinical study. Based on this feedback, we have decided to collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting the additional clinical trial.

In May 2023, we were granted a follow-on Type A meeting with the FDA to initiate formal discussions regarding the design of a second, Phase 3 pivotal study evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval. Additionally, we are currently also evaluating the potential for HyBryte™ marketing approval in Europe using the successful Phase 3 FLASH study only.

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

In September 2021, following the validation of synthetic hypericin’s biologic activity in the positive Phase 3 FLASH study in CTCL, as well as positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients, we decided to expand this novel therapy into a Phase 2a clinical trial in mild-to-moderate psoriasis. We estimate the potential worldwide market for SGX302 to be in excess of $1 billion for the treatment of mild-to-moderate psoriasis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

Based on the positive and previously published Phase 2 results (Study IDR-OM-01), in July 2017, we initiated a Phase 3 clinical trial referred to as the “DOM–INNATE” (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity) study. Approximately 50 U.S. and European oncology centers participated in this trial. The Phase 3 protocol (Study IDR-OM-02) was a highly powered, double-blind, randomized, placebo-controlled, multinational trial that sought to enroll approximately 260 subjects with squamous cell carcinoma of the oral cavity and oropharynx who were scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects were randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study was the median duration of SOM, which was assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis is evaluated using the WHO Grading system. SOM is defined as a WHO Grade of ≥3. Subjects are followed for an additional 12 months after the completion of treatment.

In April 2019, the Paediatric Committee of the EMA approved our PIP for SGX942, a prerequisite for filing a Marketing Authorization Application (“MAA”) for any new medicinal product in Europe. The EMA also agreed that we may defer conducting the PIP until successful completion of our pivotal Phase 3 clinical trial of SGX942, which allowed us to file the adult indication MAA prior to completion of the PIP.

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

In June 2022, an article was published describing the binding of our Innate Defense Regulator (“IDR”), dusquetide, to the p62 protein. Dusquetide binds to p62 or SQSTM-1, a scaffold protein implicated in a number of intracellular signaling networks implicated in tumor cell survival, including autophagy. This publication elaborates on the direct interaction of dusquetide with p62, as well as some of the direct downstream consequences of that interaction, consistent with its observed anti-infective, anti-tumor and anti-inflammatory activities. This information advances the understanding of dusquetide's novel mechanism of action and supports the development of analogs related to dusquetide.

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

During September 2017, we were awarded funding of approximately $700,000 over five years under a NIAID Research Project (R01) grant awarded to UH Manoa for the development of a trivalent thermostabilized filovirus vaccine (including protection against Zaire ebolavirus, Sudan ebolavirus and Marburg Marburgvirus). Previous collaborations demonstrated the feasibility of developing a heat stable subunit Ebola vaccine. Under the terms of the subaward, we will continue to support vaccine formulation development with our proprietary vaccine thermostabilization technology, ThermoVax®. Ultimately, the objective is to produce a thermostable trivalent filovirus vaccine for protection against Ebola and related diseases, allowing worldwide distribution without the need for cold storage. Based on current U.S. government needs, efforts have been expanded to focus on a monovalent or bivalent vaccine to specifically address Marburg marburgvirus.

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

During September 2021, an accelerated preprint was posted on bioRxiv of pre-clinical immunogenicity studies for CiVax™ (heat stable COVID-19 vaccine program) demonstrating durable broad-spectrum neutralizing antibody responses, including against the Beta, Gamma and Delta variants of concern. The scientific article was subsequently published on March 9, 2022 in ACS Infectious Diseases. The work is part of an ongoing collaboration with Axel Lehrer, PhD, Associate Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, JABSOM, UH Manoa. Development continues under a non-dilutive $1.5M grant from the NIAID awarded to us in December 2020.

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

In connection with failures relating to the manufacture of RiVax® bulk drug substance, on July 1, 2020, we filed a demand for arbitration against EBS, Emergent Product Development Gaithersburg, Inc. (“EPDG”); and EMOB (together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We have alleged that (a) EPDG breached contracts, (b) EMOB breached contracts; and (c) Emergent fraudulently induced us into entering into the contracts with EPDG and EMOB. We sought to recover damages in excess of $19 million from Emergent. Emergent answered the demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. The Court of Chancery held oral argument on cross-motions for summary judgment on April 17, 2023, and took the matter under advisement. We cannot offer any assurances as to any result of our challenge of the arbitration decision or that we will recover any damages from Emergent. For more details regarding the arbitration against Emergent, see Part II – Item 1. “Legal Proceedings” in this Quarterly Report.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years of approximately $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($1.5 million for fiscal year 2023).

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of March 31, 2023, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2023 Compared to March 31, 2022

For the three months ended March 31, 2023 we had a net loss of $1,046,109 as compared to a net loss of $4,349,021 for the same prior year period, representing decreased net loss of $3,302,912 or 76%. This decrease in net loss was primarily due to a decrease in operating expenses in addition to the recognition of an income tax benefit resulting from the sale of our 2021 NOL carryforwards during the three months ended March 31, 2023.

Our revenues and associated costs incurred relate to third party licensing and the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended March 31, 2023, we had revenues of $257,178 as compared to $188,063 for the same prior year period, representing an increase of $69,115 or 37%. We also incurred costs related to those revenues for the three months ended March 31, 2023 and 2022 of $226,040 and $92,213, respectively, representing an increase of $133,827 or 145%. Our gross profit for the three months ended March 31, 2023 was $31,138 or 12% of total revenues, as compared to a gross profit of $95,850 or 51% of total revenues for the same period in 2022, representing a decrease of $64,712 or 68%. The increase in revenue was primarily the result of reimbursements of other direct costs relating to the HyBryte™ investigator initiated study during the three months ended March 31, 2023. The decrease in gross profit was primarily the result of lower contract margins associated with the HyBryte™ investigator initiated study during the three months ended March 31, 2023 and the three months ended March 31, 2022 included higher margin licensing revenue.

Research and development expenses were $946,451 for the three months ended March 31, 2023 as compared to $1,746,768 for the same period in 2022, representing a decrease of $800,317 or 46%. This decrease was primarily due to the decrease in costs associated with the Oral Mucositis Phase 3 clinical trial as well as a decrease in manufacturing costs associated with the HyBryte™ NDA filing.

General and administrative expenses were $1,235,376 for the three months ended March 31, 2023, as compared to $2,541,468 for the same period in 2022, representing a decrease of $1,306,092 or 51%. The decrease in general and administrative expenses for the three months ended March 31, 2023 was primarily attributable to a reduction in legal and consulting expenses associated with the arbitration against Emergent and certain of its subsidiaries.

Interest expense, net for the three months ended March 31, 2023 was $103,568 as compared to $211,714 for the same period in 2022, representing a decrease of $108,146 or 51%. The decrease is primarily associated with higher interest income earned on cash balances during the three months ended March 31, 2023.

Financial Condition

Cash and Working Capital

As of March 31, 2023, we had cash and cash equivalents of $10,265,850 as compared to $13,359,615 as of December 31, 2022, representing a decrease of $3,093,765 or 23%. As of March 31, 2023, we had a working capital deficit of $654,734 as compared to a working capital deficit of $2,663,721 as of December 31, 2022, representing a decreased deficit of $2,008,987 or 75%. The decrease in cash and cash equivalents was primarily related to cash used in operating activities and repayment of $1 million of debt principal during the quarter ended March 31, 2023. The decrease in working capital deficit was primarily a result of $3 million of the convertible debt balance and related debt discount being reclassified as a non-current liability during the quarter ended March 31, 2023.

Based on our operating budget, current rate of cash outflows, cash on hand (inclusive of the proceeds from our May 2023 public offering and sales pursuant to the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) – see Note 11 in the footnotes to our consolidated financial statements), proceeds from government contract and grant programs, and proceeds available from the sale of shares of our common stock via the B. Riley Sales Agreement, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements included in this Quarterly Report on Form 10-Q.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.3 million in active government grant funding still available as of March 31, 2023 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We have up to $23.6 million remaining from the B. Riley Sales Agreement as of May 9, 2023 under the prospectus supplement updated August 13, 2021. We are currently subject to the limitations contained in General Instruction I.B.6 to Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. From April 1, 2023 through May 9, 2023, we sold 829,935 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.64 per share for total gross proceeds of $3,020,732. As of May 9, 2023, we have approximately $875,000 remaining that is permitted to be sold under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations; and

●	We may seek additional capital in the private and/or public equity markets, pursue government contracts and grants as well as business development activities, to continue our operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.
●	We completed an equity financing in May 2023 from which we received total gross proceeds from a public offering of our common stock and common warrants of approximately $8.5 million, before deducting commissions and other estimated expenses. We plan to use the proceeds for further support of our programs, as well as for working capital – see Note 11 in the footnotes to our consolidated financial statements.

Reverse Stock Split

On February 9, 2023, we completed a reverse stock split of our issued and outstanding shares of common stock at a ratio of one-for-fifteen, whereby every fifteen shares of our issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. Our common stock began trading on The NASDAQ Capital Market on a reverse split basis at the market opening on February 10, 2023. All share and per share data have been restated to reflect this reverse stock split.

Nasdaq Capital Market Listing Requirements

As previously reported, on December 20, 2022, we received a written notice from Nasdaq providing that the staff (the “Staff”) of Nasdaq determined to delist our common stock from The Nasdaq Capital Market because the closing bid price of our common stock had not been at least $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and because our shareholders’ equity had not been at least $2,500,000 nor had the alternatives of market value of listed securities or net income from continuing operations been met, as required by Listing Rule 5550(b) (the “Shareholders’ Equity Requirement”). On February 2, 2023, we had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination. On February 21, 2023, we received a letter from Nasdaq, stating that the Nasdaq Hearings Panel granted our request to continue our listing on Nasdaq, on the condition that (1) on February 24, 2023, we had demonstrated compliance with the Bid Price Requirement, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and (2) on or before March 31, 2023, we had demonstrated compliance with the Shareholders’ Equity Requirement. As of the close of the market on February 24, 2023, we satisfied the first condition – compliance with the Bid Price Requirement for a minimum of ten consecutive trading sessions. On April 6, 2023, Nasdaq granted our request for an extension of the deadline by which we must regain compliance with the Shareholders’ Equity Requirement from March 31, 2023 to May 15, 2023. As of the close of the market on May 9, 2023, we satisfied the second condition – compliance with the Shareholders’ Equity Requirement based on recent capital raising activities – see Note 11 in the footnotes to our consolidated financial statements.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $5.4 million before any contract or grant reimbursements, of which $5.1 million relates to the Specialized BioTherapeutics business and $0.3 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements and licensing revenue in the next 12 months of approximately $0.7 million to offset research and development expenses in the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31, 2023 and 2022:

	2023	2022
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$30,533	$201,723
SGX942 (Dusquetide)	(318)	409,536
HyBryte™ (SGX301 or synthetic hypericin)	822,096	1,020,274
Other	94,140	115,235
Total	$946,451	$1,746,768

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$—	$15,703
CiVax™	35,247	52,700
SGX943	35,429	23,810
HyBryte™ (investigator initiated study)	155,365	—
Total	226,040	92,213
Grand Total	$1,172,491	$1,838,981

Contractual Obligations

We have licensing fee commitments of approximately $230,000 as of March 31, 2023 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

During March 2020, we filed a prospectus supplement covering the offer and sale of up to 130,413 shares of our common stock which were issued to Hy Biopharma. We were required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of HyBryte™ being successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $38.40 per share, based upon a formula set forth in the asset purchase agreement.

Provided the final success-oriented milestone of FDA approval is attained, we will be required to make a payment of up to $5 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of March 31, 2023, no other milestone or royalty payments have been paid or accrued.

In December 2020, we entered into a $20 million convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest-only period through December 2022 with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal was to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of our assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain our insurance coverage.

Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5 million each, which expired on December 15, 2021 and March 15, 2022, respectively.

On April 19, 2023, we entered into an amendment to the convertible debt financing agreement with Pontifax. The amendment required the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The amendment also provided for a new interest only period from the date of the amendment through December 31, 2023 and reduced the minimum cash covenant to $1.5 million. Since we raised $10 million or more in gross proceeds by December 31, 2023, the interest-only period has been extended to June 30, 2024 and the minimum cash balance requirement has been eliminated. Further, the Amendment reduced the conversion price with respect to the remaining principal amount under the agreement to (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 588,599 shares of our common stock issuable upon conversion and to (ii) $1.70 with respect to all shares of our common stock issuable upon conversion in excess of the first 588,599 shares so issued. The amendment provided that Pontifax waive their right to execute any remedies available to them in connection with the FDA’s refusal to file the NDA for HyBryteTM indefinitely. Pontifax further agreed to defer delivery of any conversion notice during the six months following the closing of the May 2023 public offering. The remaining terms of the agreement remain in effect without modification.

Interest expense incurred during the three months ended March 31, 2023 and 2022 was $187,964 and $208,849, respectively. Interest expense paid during the three months ended March 31, 2023 and 2022 was $213,490 and $223,901, respectively.

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

COVID-19 affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three months ended March 31, 2023. In particular, due to delays by our third party commercial active pharmaceutical ingredient contract manufacturer of HyBryte™ we were unable to provide the pre-requisite amount of accrued stability data required to file the HyBryte™ NDA with the FDA by the first half of 2022. Therefore, we filed the NDA with the FDA in December of 2022.

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

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. The Court of Chancery held oral argument on cross-motions for summary judgment on April 17, 2023, and took the matter under advisement. We cannot offer any assurances as to any result of our challenge of the arbitration decision or that we will recover any damages from Emergent (see Part II, Item 1 – Legal Proceedings).

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

As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sought to recover damages in excess of $19 million from Emergent. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration. Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. The Court of Chancery held oral argument on cross-motions for summary judgment on April 17, 2023, and took the matter under advisement. We cannot offer any assurances as to any result of our challenge of the arbitration decision or that we will recover any damages from Emergent.

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

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

SOLIGENIX, INC.

May 15, 2023	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)