Form 10-Q
period 2023-06-30
SOLIGENIX, INC.
filed 2023-08-21
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 14, 2023, 9,841,854 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	2
	Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	3
	Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity/(Deficit) for the Six Months Ended June 30, 2023 and 2022 (unaudited)	4
	Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity/(Deficit) for the Three Months Ended June 30, 2023 and 2022 (unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4	Controls and Procedures	60

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	61
Item 1A	Risk Factors	62
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6	Exhibits	63

SIGNATURES		64

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,160,939	$13,359,615
Contracts and grants receivable	113,756	115,130
Research and development incentives receivable, current	25,284	104,198
Prepaid expenses and other current assets	171,327	274,209
Total current assets	13,471,306	13,853,152
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $118,141 and $114,766	15,106	18,481
Deferred issuance cost	17,867	20,206
Right-of-use lease assets	286,555	340,987
Research and development incentives receivable, net of current portion	12,642	24,114
Total assets	$13,826,253	$14,279,717

Liabilities, mezzanine equity and shareholders' equity/(deficit)
Current liabilities:
Accounts payable	$2,472,327	$3,865,796
Accrued expenses	2,346,361	2,307,746
Accrued compensation	73,861	336,692
Lease liabilities, current	115,221	108,948
Convertible debt, net of debt discount of $0 and $102,309	750,000	9,897,691
Total current liabilities	5,757,770	16,516,873
Non-current liabilities:
Convertible debt	2,094,000	—
Lease liabilities, net of current portion	174,283	233,627
Total liabilities	8,026,053	16,750,500

Commitments and contingencies

Mezzanine equity:
Series D preferred stock, $.001 par value; 0 and 50,000 shares authorized, none issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	43

Shareholders’ equity/(deficit):
Preferred stock, 350,000 and 300,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 9,841,854 and 2,908,578 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively⁽¹⁾	9,842	2,909
Additional paid-in capital	228,005,876	217,064,964
Accumulated other comprehensive income	6,061	24,747
Accumulated deficit	(222,221,579)	(219,563,446)
Total shareholders’ equity/(deficit)	5,800,200	(2,470,826)
Total liabilities, mezzanine equity and shareholders’ equity/(deficit)	$13,826,253	$14,279,717

(1)	Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Licensing revenue	$—	$—	$—	$50,000
Grant revenue	206,929	228,640	464,107	366,703
Total revenues	206,929	228,640	464,107	416,703
Cost of revenues	(184,021)	(193,304)	(410,061)	(285,517)
Gross profit	22,908	35,336	54,046	131,186
Operating expenses:
Research and development	762,699	2,047,839	1,709,150	3,794,607
General and administrative	890,533	1,382,793	2,125,909	3,924,261
Total operating expenses	1,653,232	3,430,632	3,835,059	7,718,868
Loss from operations	(1,630,324)	(3,395,296)	(3,781,013)	(7,587,682)
Other income (expense):
Foreign currency transaction gain (loss)	3,722	94,900	3,356	(13,393)
Interest expense, net	(60,194)	(214,908)	(163,762)	(426,622)
Research and development incentives	6,209	(26,391)	12,657	136,981
Other income	2,354	—	43,223	—
Loss on extinguishment of debt	(393,791)	—	(393,791)	—
Change in fair value of convertible debt	460,000	—	460,000	—
Total other expense	18,300	(146,399)	(38,317)	(303,034)
Net loss before income taxes	(1,612,024)	(3,541,695)	(3,819,330)	(7,890,716)
Income tax benefit	—	1,154,935	1,161,197	1,154,935
Net loss applicable to common stockholders	$(1,612,024)	$(2,386,760)	$(2,658,133)	$(6,735,781)
Basic and diluted net loss per share (1)	$(0.22)	$(0.83)	$(0.52)	$(2.35)
Basic and diluted weighted average common shares outstanding (1)	7,246,664	2,867,496	5,092,763	2,864,440

(1)	Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(1,612,024)	$(2,386,760)	$(2,658,133)	$(6,735,781)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,533)	(113,523)	(18,686)	(30,873)
Comprehensive loss	$(1,618,557)	$(2,500,283)	$(2,676,819)	$(6,766,654)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity/(Deficit)

For the Six Months Ended June 30, 2023 and 2022

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2022	—	$43	2,908,578	$2,909	$217,064,964	$24,747	$(219,563,446)	$(2,470,826)
Sale of common stock pursuant to B. Riley At Market Issuance Sales Agreement			851,130	851	3,090,611	—	—	3,091,462
Issuance costs associated with B. Riley At Market Issuance Sales Agreement			—	—	(95,348)	—	—	(95,348)
Redemption of Series D preferred stock	—	(43)	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in connection with May 2023 public offering			2,301,500	2,301	8,493,516	—	—	8,495,817
Issuance costs associated with May 2023 public offering					(834,061)			(834,061)
Issuance of common stock to vendors			50,000	50	72,950			73,000
Issuance of common stock upon exercise of pre-funded warrants			3,699,000	3,699	(400)	—	—	3,299
Issuance of common stock in connection with Silk Roads purchase option			31,646	32	49,968	—	—	50,000
Share-based compensation expense			—	—	163,676	—	—	163,676
Foreign currency translation adjustment			—	—	—	(18,686)	—	(18,686)
Net loss			—	—	—	—	(2,658,133)	(2,658,133)
Balance, June 30, 2023	—	$—	9,841,854	$9,842	$228,005,876	$6,061	$(222,221,579)	$5,800,200

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2021	—	$—	2,858,244	$2,859	$216,442,904	$41,942	$(205,765,107)	$10,722,598
Issuance of common stock to vendors			11,788	11	99,990	—	—	100,001
Share-based compensation expense			—	—	149,941	—	—	149,941
Foreign currency translation adjustment			—	—	—	(30,873)	—	(30,873)
Net loss			—	—	—	—	(6,735,781)	(6,735,781)
Balance, June 30, 2022	—	$—	2,870,032	$2,870	$216,692,835	$11,069	$(212,500,888)	$4,205,886

Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Deficit

For the Three Months Ended June 30, 2023 and 2022

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, March 31, 2023	2,929,773	$2,930	$217,206,966	$12,594	$(220,609,555)	$(3,387,065)
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	829,935	830	3,019,902	—	—	3,020,732
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(93,007)	—	—	(93,007)
Issuance of common stock and pre-funded warrants in connection with May 2023 public offering	2,301,500	2,301	8,493,516	—	—	8,495,817
Issuance costs associated with May 2023 public offering			(834,061)			(834,061)
Issuance of common stock to vendors	50,000	50	72,950	—	—	73,000
Issuance of common stock upon exercise of pre-funded warrants	3,699,000	3,699	(400)	—	—	3,299
Issuance of common stock in connection with Silk Roads purchase option	31,646	32	49,968	—	—	50,000
Share-based compensation expense	—	—	90,042	—	—	90,042
Foreign currency translation adjustment	—	—	—	(6,533)	—	(6,533)
Net loss	—	—	—	—	(1,612,024)	(1,612,024)
Balance, June 30, 2023	9,841,854	$9,842	$228,005,876	$6,061	$(222,221,579)	$5,800,200

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, March 31, 2022	2,863,621	$2,864	$216,571,171	$124,592	$(210,114,128)	$6,584,499
Issuance of common stock to vendors	6,411	6	49,994	—	—	50,000
Share-based compensation expense	—	—	71,670	—	—	71,670
Foreign currency translation adjustment	—	—	—	(113,523)	—	(113,523)
Net loss	—	—	—	—	(2,386,760)	(2,386,760)
Balance, June 30, 2022	2,870,032	$2,870	$216,692,835	$11,069	$(212,500,888)	$4,205,886

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022
Operating activities:
Net loss	$(2,658,133)	$(6,735,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,375	16,744
Non-cash lease expense	54,432	60,475
Share-based compensation	163,676	149,941
Issuance of common stock to vendors for services	73,000	100,001
Issuance of common stock to Silk Roads for purchase option	50,000	—
Loss on extinguishment of debt	393,791	—
Change in fair value of convertible debt	(460,000)	—
Amortization of deferred issuance costs associated with convertible debt	12,518	20,598
Change in operating assets and liabilities:
Licensing, contracts and grants receivable	1,374	(182,890)
Prepaid expenses and other current assets	102,882	45,768
Research and development incentives receivable	93,821	70,335
Operating lease liability	(53,071)	(60,244)
Deferred revenue	—	200,000
Accounts payable and accrued expenses	(1,604,414)	793,324
Accrued compensation	(262,831)	(245,174)
Net cash used in operating activities	(4,089,580)	(5,766,903)

Investing activities:
Purchases of office furniture and equipment	—	(13,073)
Net cash used in investing activities	—	(13,073)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	3,091,462	—
Costs associated with B. Riley At Market Issuance Sales Agreement	(93,009)	—
Proceeds from issuance of common stock and pre-funded warrants pursuant to public offering	8,495,817	—
Stock issuance costs associated with public offering	(612,611)	—
Proceeds from the exercise of pre-funded warrants	3,299	—
Convertible debt repayments	(7,000,000)	—
Net cash provided by financing activities	3,884,958	—
Effect of exchange rate on cash and cash equivalents	5,946	(106,229)
Net decrease in cash and cash equivalents	(198,676)	(5,886,205)
Cash and cash equivalents at beginning of period	13,359,615	26,043,897
Cash and cash equivalents at end of period	$13,160,939	$20,157,692
Supplemental information:
Cash paid for state income taxes	$10,879	$5,600
Cash paid for interest	$424,660	$432,751
Cash paid for lease liabilities:
Operating lease	$66,650	$66,650
Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recorded	$—	$347,546
Deferred issuance cost reclassified to additional paid-in capital	$2,339	$—
Redemption liability for Series D preferred stock	$43	$—
Stock issuance costs included in accounts payable	$221,450	$—

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”) utilizing safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the Phase 3 FLASH (Fluorescent Light And Synthetic Hypericin) study, regulatory approval is being pursued in the United States (“U.S.”) and Europe. Following submission of a new drug application (“NDA”) for HyBryte™ in the treatment of CTCL, the Company received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”). The Company had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards U.S. marketing approval and commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second, Phase 3 pivotal study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. The FDA indicated that it is open to engaging in protocol discussions regarding the second, Phase 3 pivotal study. Based on this feedback, the Company is collaboratively engaging in active discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting the additional Phase 3 clinical trial evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval.

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

The Company primarily generates revenues under government grants and contracts principally from the National Institutes of Health (“NIH”). The Company was awarded a subcontract that originally provided for approximately $1.5 million from a NIAID grant over two years for development of CiVax™ and a subcontract that originally provided for approximately $1.1 million from a FDA Orphan Products Development grant over four years for an expanded study of HyBryte™ in the treatment of CTCL. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the FDA regulations, and other regulatory authorities, litigation, and product liability.

Results for the six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2023, the Company had an accumulated deficit of $222,221,579. During the six months ended June 30, 2023, the Company incurred a net loss of $2,658,133 and used $4,089,580 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s operating budget, current rate of cash outflows, cash on hand, and proceeds from government contract and grant programs, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements on this Quarterly Report on Form 10-Q.

As of June 30, 2023, the Company had cash and cash equivalents of $13,160,939 as compared to $13,359,615 as of December 31, 2022, representing a decrease of $198,676 or 1%. As of June 30, 2023, the Company had working capital of $7,713,536 as compared to a working capital deficit of ($2,663,721) as of December 31, 2022, representing an increase in working capital of $10,377,257 or 390%. The decrease in cash and cash equivalents was primarily related to the repayment of $7 million of debt principal and cash used in operating activities of approximately $4.1 million offset by the net proceeds of approximately $7.7 million from the public offering in May 2023 and approximately $3 million of proceeds from shares sold via the At Market Issuance Sales Agreement (“B.Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) during the six months ended June 30, 2023. The increase in working capital is primarily the result of the net proceeds received from the  financing activities during the six months ended June 30, 2023 and the reclassification of $2,094,000 of the Company’s convertible debt balance from a current liability as of December 31, 2022 to a non-current liability as of June 30, 2023 (resulting from the amendment to the loan and security agreement with Pontifax Medison Finance (“Pontifax”) – see Note 5), partially offset by cash used in operating activities during the six months ended June 30, 2023.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting a second Phase 3 pivotal study in order to advance HyBryte™ towards U.S. marketing approval and commercialization while continuing to explore potential marketing approval and partnership in Europe.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following execution of an exclusive option agreement with Silk Road Therapeutics, Inc. (“Silk Road”), granting the Company the right to acquire a novel topical formulation of Pentoxifylline (“PTX”) for treatment of Behçet’s Disease (“BD”), complete remaining diligence activities including potential discussion with the FDA on the appropriate Phase 2/3 trial design to advance PTX in BD to allow the Company to determine whether to exercise the option to acquire the PTX asset or allow the option to expire.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to $1.1 million in active government grant funding still available as of June 30, 2023 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company has up to $23.6 million remaining from the B. Riley Sales Agreement as of August 14, 2023 under the prospectus supplement updated August 13, 2021. The Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, the Company is limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. From January 1, 2023 through August 14, 2023, the Company sold 851,130 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.63 per share for total gross proceeds of $3,091,462. As of August 14, 2023, the Company does not currently have any remaining capacity for sales under the Form S-3 pursuant to General Instruction I.B.6. If the Company’s public float increases, the Company will have additional availability under such limitations, and if the Company’s public float increases to $75 million or more, the Company will no longer be subject to such limitations. There can be no assurance that the Company’s public float will increase or that the Company will no longer be subject to such limitations.
●	The Company completed a public offering of 2,301,500 shares of its common stock, pre-funded warrants to purchase 4,237,000 shares of its common stock and common warrants to purchase up to 6,538,500 shares of its common stock at a combined public offering price of $1.30. The pre-funded warrants have an exercise price of $0.001. The common warrants have an exercise price of $1.50 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $8.5 million before deducting commissions and other estimated offering expenses. The Company plans to use the proceeds for further support of its programs, as well as for working capital.

●	The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Exclusive Option Agreement with Silk Road Therapeutics

On April 27, 2023, the Company entered into an exclusive option agreement with Silk Road to complete its due diligence assessment. The option agreement grants the Company an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s Pentoxifylline product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from Behcet’s Disease and expires on August 25, 2023. In consideration for the option, the Company paid $50,000 of cash and issued 31,646 shares of common stock with a value of $50,000. The consideration paid for the option was recorded as general and administrative expense during the three and six months ended June 30, 2023 on the accompanying consolidated statements of operations. The Company is continuing due diligence activities including potential discussion with the FDA on the appropriate Phase 2/3 trial design to advance PTX in BD to allow the Company to determine whether to exercise the option to acquire the PTX asset or allow the option to expire. Certain directors of the Company have an ownership interest and are part of the executive management team of Silk Road.

Nasdaq Capital Market Listing Requirements

As previously reported, on December 20, 2022, the Company received a written notice from Nasdaq providing that the staff (the “Staff”) of Nasdaq determined to delist the Company’s common stock from The Nasdaq Capital Market because the closing bid price of the Company’s common stock had not been at least $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and because the Company’s shareholders’ equity had not been at least $2,500,000 nor had the alternatives of market value of listed securities or net income from continuing operations been met, as required by Listing Rule 5550(b) (the

“Shareholders’ Equity Requirement”). On February 2, 2023, the Company had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination. On February 21, 2023, the Company received a letter from Nasdaq, stating that the Nasdaq Hearings Panel granted the Company’s request to continue its listing on Nasdaq, on the condition that (1) on February 24, 2023, the Company had demonstrated compliance with the Bid Price Requirement, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and (2) on or before March 31, 2023, the Company had demonstrated compliance with the Shareholders’ Equity Requirement. As of the close of the market on February 24, 2023, the Company satisfied the first condition – compliance with the Bid Price Requirement for a minimum of ten consecutive trading sessions. On April 6, 2023, Nasdaq granted the Company’s request for an extension of the deadline by which it must regain compliance with the Shareholders’ Equity Requirement from March 31, 2023 to May 15, 2023. As of the close of the market on May 9, 2023, the Company came into compliance with the Shareholders’ Equity Requirement based on capital raising activities - see Note 1 - Liquidity.

On May 23, 2023, the Company received a letter from Nasdaq confirming that the Company had regained compliance with the Shareholders’ Equity Requirement and was in compliance with all other applicable requirements for listing on Nasdaq. Accordingly, the Panel determined to continue the listing of the Company’s securities on Nasdaq and closed the matter.

The Panel has also determined to impose a Panel Monitor on the Company for a period of one year. During the Panel Monitor period, the Company will be under an obligation to notify the Panel in the event its closing bid price falls below $1.00 on any trading day and if the Company falls out of compliance with any applicable listing requirement. If, during the Panel Monitor period, the Nasdaq Listing Qualifications Department determines that the Company has failed to meet any requirement for continued listing on Nasdaq, the Nasdaq Listing Qualifications Department may issue a delisting determination. In such event, the Company may seek a review of the delisting determination and the Nasdaq Hearings Department will schedule a hearing with regard to the deficiency.

On June 23, 2023, the Company received a letter from Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market under the symbol “SNGX,” and the Company continues to monitor the closing bid price of its common stock and to evaluate its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. The June 23, 2023 letter indicated that the Company was provided 180 calendar days, or until December 20, 2023, in which to regain compliance. If at any time during this period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Staff will provide the Company with a written confirmation of compliance and the matter will be closed.

In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, the Nasdaq Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

Alternatively, if the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, but meets the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price, and provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then the Company may be granted an additional 180 calendar days to regain compliance with Rule 5550(a)(2).

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

The Company did not record any impairment of long-lived assets for the three and six months ended June 30, 2023 and 2022

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, research and development incentives receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

The carrying amount reported in the consolidated balance sheet as of June 30, 2023 for the convertible debt is its fair value. The principal amount of the convertible debt was $3,000,000 at June 30, 2023 and the fair value was approximately $2,844,000. The fair value of the debt was estimated using the Monte Carlo valuation method, which utilizes certain unobservable inputs. As a result, the fair value estimate represents a Level 3 measurement.

A roll forward of the carrying value of the convertible debt to June 30, 2023 is as follows:

	Balance, December 31, 2022	Issued	Adjustment to fair value	Balance, June 30, 2023

Convertible debt at fair value	$-	$3,304,000	$(460,000)	$2,844,000

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

The fair value of options issued during the six months ended June 30, 2023 and 2022 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 94% for 2023 and 87% for 2022; and
●	risk free interest rates of 3.48% for 2023 and ranging from 1.12% - 3.23% for 2022.

The fair value of each option grant made during the six months ended June 30, 2023 and 2022 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive income. During the three months ended June 30, 2023 and 2022, the Company recognized foreign currency transaction gains of $3,722 and $94,900, respectively, in the accompanying consolidated statements of operations. During the six months ended June 30, 2023 and 2022 the Company recognized a foreign currency transaction gain of $3,356 and a foreign currency transaction loss of ($13,393), respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $1,161,197 and $1,154,935 from the sale of 2021 and 2020 New Jersey NOL carryforwards during the six months ended June 30, 2023 and 2022, respectively. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the six months ended June 30, 2023 and 2022. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2023 or December 31, 2022.

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

The research and development incentive receivable represents an amount due in connection with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $38,000 and $128,000 as of June 30, 2023 and December 31, 2022, respectively, in the consolidated balance sheets.

The following table shows the change in the UK research and development incentives receivable from December 31, 2022 to June 30, 2023:

	Current	Long-Term	Total
Balance at December 31, 2022	$104,198	$24,114	$128,312
UK research and development incentives, transfer	24,114	(24,114)	—
UK research and development incentives	—	12,232	12,232
Additional 2021 incentive earned	425	—	425
UK research and development incentives cash receipt	(104,422)	—	(104,422)
Foreign currency translation	969	410	1,379
Balance at June 30, 2023	$25,284	$12,642	$37,926

Loss Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Included within the Company’s weighted average common shares outstanding for the three and six months ended June 30, 2023, are common shares issuable upon the exercise of the pre-funded warrants associated with the May 2023 public offering, as these pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of June 30,
	2023	2022
Common stock purchase warrants	6,538,500	3,992
Stock options	207,207	146,297
Convertible debt	2,135,178	162,602
Total	8,880,885	312,891

The weighted average exercise prices of the Company’s warrants and stock options outstanding at June 30, 2023 were $1.39 and $25.63 per share, respectively. The weighted average exercise prices of the Company’s warrants and stock options outstanding at June 30, 2022 were $29.25 and $34.43 per share, respectively. 217,880 of the Company’s common stock warrants associated with the July 2018 public offering expired on January 2, 2022 and 667 of the Company’s common stock warrants associated with the opening of the first clinical site in the United Kingdom expired on March 28, 2023.

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey as an operating lease, and recorded a related right-of-use lease asset and lease liability accordingly. Pursuant to an amendment executed on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,108 per month will be maintained until November 2023 when it will be increased to $11,367 and then will increase to $11,625 in November 2024 where it will remain until expiration. As of June 30, 2023 and December 31, 2022, the Company’s consolidated balance sheets included a right-of-use lease asset of $286,555 and $340,987 for the office space, respectively. The Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022 included corresponding lease liabilities of $289,504 and $342,575 for the office space, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2023	$340,987
Less: reduction/amortization	54,432
Right-of-use lease asset, June 30, 2023	$286,555

Lease liability:
Lease liability, January 1, 2023	$342,575
Less: repayments	53,071
Lease liability, June 30, 2023	$289,504

Lease expense for the six months ended June 30, 2023:
Lease expense	$68,011
Total	$68,011

Lease expense for the six months ended June 30, 2022:
Lease expense	$66,881
Total	$66,881

Contractual cash payments for the remaining lease term as of June 30, 2023:
2023	$67,167
2024	136,917
2025	116,250
Total	$320,334
Remaining lease term (months) as of June 30, 2023	28

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2023	2022
Clinical trial expenses	$1,969,399	$1,884,117
Other	376,962	423,629
Total	$2,346,361	$2,307,746

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

On April 19, 2023, the Company entered into an amendment to the convertible debt financing agreement dated December 15, 2020 with Pontifax. The amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The amendment also provided for a new interest only period from the date of the amendment through June 30, 2024, reduced quarterly principal repayments from $1 million to $750,000 and eliminated the minimum cash covenant. Further, the amendment reduced the conversion price with respect to the remaining principal amount under the agreement to (i) 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice with respect to the first 588,599 shares of the Company’s common stock issuable upon conversion and to (ii) $1.70 with respect to all shares of the Company’s common stock issuable upon conversion in excess of the first 588,599 shares so issued. The amendment provided that Pontifax waive its right to execute any remedies available to it in connection with the FDA’s refusal to file the NDA for HyBryteTM indefinitely. The extended interest only period and elimination of the minimum cash covenant were contingent upon completing capital financing activities that exceeded $10 million, in the aggregate, by December 31, 2023. The Company met that prerequisite based on the May 2023 public offering and sales under the B. Riley sales agreement through June 30, 2023. Pontifax further agreed to defer delivery of any conversion notice during the six months following the closing of the May 2023 public offering. The remaining terms of the agreement remain in effect without modification.

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt. The Company concluded that the amended debt instrument has an embedded derivative that requires bifurcation pursuant to ASC 815-15-25-1 and qualifies for the fair value option in accordance with ASC 815-15-25-4 through ASC 815-15-25-6. The Company elected to account for the amended convertible debt using the fair value option, which requires the Company to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on the Company’s accompanying consolidated statements of operations during the three and six month periods ended June 30, 2023.  The fair value of the convertible debt as of June 30, 2023 was approximately $2,844,000, which resulted in the recognition of approximately $460,000 of other income from the change in the fair value of the convertible debt on the Company’s accompanying consolidated statements of operations during the three and six month periods ended June 30, 2023.  The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

The key assumptions used in the Monte Carlo valuations were as follow:

Assumptions	4/19/2023	6/30/2023
Stock price	$1.72	$0.70
Volatility	75.20%	94.00%
Discount rate	16.28%	13.75%
Risk-free rate	4.27%	5.00%
Conversion price range	$2.00 - $3.78	$2.00 - $3.78

Interest expense incurred during the three months ended June 30, 2023 and 2022 was $86,556 and $211,170, respectively. Interest expense incurred during the six months ended June 30, 2023 and 2022 was $274,521 and $420,019. Interest expense paid during the three months ended June 30, 2023 and 2022 was $211,170 and $208,849. Interest expense paid during the six months ended June 30, 2023 and 2022 was $424,660 and $432,751, respectively.

Annual principal and interest payments due as of June 30, 2023 in accordance with the amended terms of the Pontifax loan agreement, assuming no conversion is as follows:

Year	Principal	Interest	Total
2023	$—	$191,445	$191,445
2024	2,250,000	206,761	2,456,761
2025	750,000	16,012	766,012
Total	$3,000,000	$414,218	$3,414,218

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2022 and 2021, the Company sold New Jersey NOL carryforwards in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. During the six months ended June 30, 2023 and 2022, the Company recognized $1,161,197 and $1,154,935 of income tax benefit, net of transaction costs from the sale of its 2021 and 2020

NOL carryforwards, respectively. The Company has not yet sold its 2022 New Jersey NOL carryforwards but may do so in the future. There can be no assurance as to the continuation or magnitude of this program in future years.

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

Common Stock

On May 9, 2023, the Company completed a public offering of 2,301,500 shares of its common stock, pre-funded warrants to purchase 4,237,000 shares of its common stock and common warrants to purchase up to 6,538,500 shares of its common stock at a combined public offering price of $1.30. The pre-funded warrants have an exercise price of $0.001. As of June 30, 2023, there were 537,458 of pre-funded warrants outstanding. The common warrants have an exercise price of $1.50 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $8.5 million before deducting commissions and other estimated offering expenses payable by the Company.

The following items represent transactions in the Company’s common stock for the six months ended June 30, 2023:

●	The Company issued a vendor 50,000 shares of fully vested common stock with a fair value based on a closing price of $1.46 per share on April 27, 2023, the date of issuance.
●	The Company sold 851,130 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.63 per share.
●	The Company issued 31,646 shares of fully vested common stock pursuant to an exclusive option agreement at $1.58 per share on May 2, 2023. The share price was calculated using the average closing price of the common stock for the ten days immediately preceding April 27, 2023, the effective date of the option agreement.
●	The Company sold 2,301,500 shares of common stock and 4,237,000 pre-funded warrants pursuant to the May 2023 public offering for $1.30 per share on May 9, 2023.
●	The Company issued 2,023,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 9, 2023.
●	The Company issued 938,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 10, 2023.
●	The Company issued 338,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 22, 2023.
●	The Company issued 400,000 shares of common stock pursuant to the cashless exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on June 8, 2023.

The issuance of the Company’s common stock to vendor described above was made under the 2015 Plan and, are registered on a Registration Statement on Form S-8. However, as shares of common stock are not covered by a reoffer prospectus, the certificates evidencing such shares reflect a Securities Act restrictive legend.

The issuance of the Company’s common stock pursuant to the B. Riley Sales Agreement described above was registered on a Registration Statement on Form S-3.

The issuance of the Company’s common stock in connection with the exclusive option agreement as described above was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipient is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access to information about the Company.

The issuances of the Company’s common stock in connection with the May 2023 public offering and upon the exercise of the pre-funded warrants described above were registered on a Registration Statement on Form S-1.

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

On August 13, 2021, the Company filed a prospectus supplement relating to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30 million under the July 2020 Registration Statement. As of August 14, 2023, there was $23.6 million available for future sale of common stock under the B. Riley Sales Agreement. The Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, the Company is limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period.  As of August 14, 2023, the Company does not currently have any remaining capacity for sales under the Form S-3 pursuant to General Instruction I.B.6. If the Company’s public float increases, the Company will have additional availability under such limitations, and if the Company’s public float increases to $75 million or more, the Company will no longer be subject to such limitations. There can be no assurance that the Company’s public float will increase or that the Company will no longer be subject to such limitations.

Note 8. Concentrations

At June 30, 2023 and 2022, the Company had deposits in major financial institutions that exceeded the amount under protection by the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the FDIC and at times maintains cash balances in excess of the FDIC coverage. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $230,000 as of June 30, 2023 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3% sub-license Investigational New Drug (“IND”) milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as the Company’s corporate headquarters, and both of the Company’s business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,108 per month will be maintained until November 2023 when it will be increased to $11,367 and then will increase to $11,625 in November 2024 where it will remain until expiration.

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

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2023, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
July 1 through December 31, 2023	$46,000	$67,167	$113,167
2024	46,000	136,917	182,917
2025	46,000	116,250	162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
Total	$230,000	$320,334	$550,334

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

COVID-19 affected the Company’s operations but did not have a material impact on its business, operating results, financial condition or cash flows as of and for the six months ended June 30, 2023 and 2022.

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

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to the Company. On September 30, 2022, the Company filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. After hearing oral arguments, the Court of Chancery granted summary judgment in favor of Emergent on July 17, 2023, thereby confirming the decision of the arbitration panel.

Note 10. Related Party Transaction

On April 27, 2023, the Company entered into an exclusive option agreement with Silk Road to complete its due diligence assessment. The option agreement grants the Company an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s Pentoxifylline product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from Behcet’s Disease and expires on August 25, 2023. In consideration for the option, the Company paid $50,000 of cash and issued 31,646 shares of common stock with a value of $50,000. The consideration paid for the option was recorded as general and administrative expense during the three and six months ended June 30, 2023 on the accompanying consolidated statements of operations. The Company is continuing due diligence activities including potential discussion with the FDA on the appropriate Phase 2/3 trial design to advance PTX in BD to allow the Company to determine whether to exercise the option to acquire the PTX asset or allow the option to expire. Certain directors of the Company have an ownership interest and are part of the executive management team of Silk Road.

Note 11. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	June 30,
	2023	2022
Revenues
Specialized BioTherapeutics	$68,505	$—
Public Health Solutions	138,424	228,640
Total	$206,929	$228,640

Income (loss) from Operations
Specialized BioTherapeutics	$(611,300)	$(2,000,350)
Public Health Solutions	(2,247)	(1,002)
Corporate	(1,016,777)	(1,393,944)
Total	$(1,630,324)	$(3,395,296)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$954	$2,783
Public Health Solutions	159	463
Corporate	477	5,266
Total	$1,590	$8,512

Other (Expense) Income, Net
Specialized BioTherapeutics	$9,931	$68,509
Corporate	8,369	(214,908)
Total	$18,300	$(146,399)

Share-Based Compensation
Specialized BioTherapeutics	$27,427	$28,343
Public Health Solutions	994	1,054
Corporate	61,621	42,273
Total	$90,042	$71,670

	Six Months Ended
	June 30,
	2023	2022
Revenues
Specialized BioTherapeutics	$223,870	$—
Public Health Solutions	240,237	416,703
Total	$464,107	$416,703

Income (loss) from Operations
Specialized BioTherapeutics	$(1,521,677)	$(3,540,078)
Public Health Solutions	(1,820)	(121,623)
Corporate	(2,257,516)	(3,925,981)
Total	$(3,781,013)	$(7,587,682)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$2,025	$5,397
Public Health Solutions	337	899
Corporate	1,013	10,448
Total	$3,375	$16,744

Other (Expense) Income, Net
Specialized BioTherapeutics	$16,013	$123,588
Corporate	(54,330)	(426,622)
Total	$(38,317)	$(303,034)

Share-Based Compensation
Specialized BioTherapeutics	$54,854	$56,847
Public Health Solutions	1,988	2,108
Corporate	106,834	90,986
Total	$163,676	$149,941

	As of	As of
	June 30,	December 31,
	2023	2022
Identifiable Assets
Specialized BioTherapeutics	$79,830	$103,742
Public Health Solutions	118,791	121,290
Corporate	13,627,632	14,054,685
Total	$13,826,253	$14,279,717

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

Note Regarding Exclusive Option Agreement with Silk Road Therapeutics

On April 27, 2023, we entered into an exclusive option agreement with Silk Road Therapeutics, Inc. (“Silk Road”) to complete our due diligence assessment. The option agreement grants us an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s Pentoxifylline product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from Behcet’s Disease and expires on August 25, 2023. In consideration for the option, we paid $50,000 of cash and issued 31,646 shares of common stock with a value of $50,000. The consideration paid for the option was recorded as general and administrative expense during the three and six months ended June 30, 2023 on the accompanying consolidated statements of operations. We are continuing due diligence activities including potential discussion with the FDA on the appropriate Phase 2/3 trial design to advance PTX in BD to allow us to determine whether to exercise the option to acquire the PTX asset or allow the option to expire. Certain members of our Board of Directors have an ownership interest and are part of the executive management team of Silk Road.

Note Regarding Nasdaq Capital Market Listing Requirements

As previously reported, on December 20, 2022, we received a written notice from Nasdaq providing that the staff (the “Staff”) of Nasdaq determined to delist our common stock from The Nasdaq Capital Market because the closing bid price of our common stock had not been at least $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and because our shareholders’ equity had not been at least $2,500,000 nor had the alternatives of market value of listed securities or net income from continuing operations been met, as required by Listing Rule 5550(b) (the “Shareholders’ Equity Requirement”). On February 2, 2023,

we had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination. On February 21, 2023, we received a letter from Nasdaq, stating that the Nasdaq Hearings Panel granted our request to continue our listing on Nasdaq, on the condition that (1) on February 24, 2023, we had demonstrated compliance with the Bid Price Requirement, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and (2) on or before March 31, 2023, we had demonstrated compliance with the Shareholders’ Equity Requirement. As of the close of the market on February 24, 2023, we satisfied the first condition – compliance with the Bid Price Requirement for a minimum of ten consecutive trading sessions. On April 6, 2023, Nasdaq granted our request for an extension of the deadline by which we must regain compliance with the Shareholders’ Equity Requirement from March 31, 2023 to May 15, 2023. As of the close of the market on May 9, 2023, we came into compliance with the Shareholders’ Equity Requirement based on capital raising activities – see Note 1 – Liquidity.

On May 23, 2023, we received a letter from Nasdaq confirming that we had regained compliance with the Shareholders’ Equity Requirement and were in compliance with all other applicable requirements for listing on Nasdaq. Accordingly, the Panel determined to continue the listing of our securities on Nasdaq and closed the matter.

The Panel has also determined to impose a Panel Monitor on us for a period of one year. During the Panel Monitor period, we will be under an obligation to notify the Panel in the event our closing bid price falls below $1.00 on any trading day and if we fall out of compliance with any applicable listing requirement. If, during the Panel Monitor period, the Nasdaq Listing Qualifications Department determines that we have failed to meet any requirement for continued listing on Nasdaq, the Nasdaq Listing Qualifications Department will issue a delisting determination. In such event, we may seek a review of the delisting determination and the Nasdaq Hearings Department will schedule a hearing with regard to the deficiency.

On June 23, 2023, we received a letter from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The notification of noncompliance had no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market under the symbol “SNGX,” and we continue to monitor the closing bid price of our common stock and to evaluate our alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. The June 23, 2023 letter indicated that we were provided 180 calendar days, or until December 20, 2023, in which to regain compliance. If at any time during this period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Staff will provide us with a written confirmation of compliance and the matter will be closed.

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the Phase 3 FLASH (Fluorescent Light And Synthetic Hypericin) study, regulatory approval is being pursued in the United States (“U.S.”) and Europe. Following submission of a new drug application (“NDA”) for HyBryte™ in the treatment of CTCL, we received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”). We had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards U.S. marketing approval and commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second, Phase 3 pivotal study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. The FDA indicated that it is open to engaging in protocol discussions regarding the second, Phase 3 pivotal study. Based on this feedback, we are collaboratively engaging in active discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting the additional Phase 3 clinical trial evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval.

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

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting a second clinical study in order to advance HyBryte™ towards U.S. marketing approval and commercialization while continuing to explore potential marketing approval and partnership in Europe.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following execution of an exclusive option agreement with Silk Road granting us the right to acquire a novel topical formulation of PTX for treatment of BD, complete remaining diligence activities including potential discussion with the FDA on the appropriate Phase 2/3 trial design to advance PTX in BD to allow us to determine whether to exercise the option to acquire the PTX asset or to allow the option to expire.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment of oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our therapeutic SGX943 and our heat stabilization platform technology, ThermoVax®, in combination with our programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses), with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for our pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); NDA submitted December 2022; FDA RTF letter received February 2023; Type A meeting with the FDA convened April 2023, in which the FDA determined that a second positive Phase 3 study would be required to support a NDA submission; actively engage in formal protocol discussions with FDA to define the protocol for, and evaluate feasibility of conducting, an additional Phase 3 clinical trial (as requested by the FDA); the outcome of these discussions are anticipated before year-end

SGX302	Mild-to-Moderate Psoriasis

Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the FDA; Phase 2a study initiated December 2022; expanded Phase 2a trial following demonstration of biological effect in initial five subjects enrolled; additional study data anticipated before year-end

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

In April 2023, we had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter received from the FDA and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards marketing approval and U.S. commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second, Phase 3 pivotal study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. The FDA indicated that it is open to engaging in protocol discussions regarding the second, Phase 3 pivotal study. Based on this feedback, we have decided to collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting the additional clinical trial.

In May 2023, we were granted a follow-on Type A meeting with the FDA to initiate formal discussions regarding the protocol design of a second, Phase 3 pivotal study evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval. These protocol discussions with the FDA remain ongoing. We will provide further update once final FDA clarity is obtained. Additionally, we are currently also evaluating the potential for HyBryte™ marketing approval in Europe using the successful Phase 3 FLASH study only.

In August 2023, patient enrollment was opened for the investigator-initiated study (“IIS”). IIS is supported by an Orphan Products Development grant of $2.6 million over 4 years awarded by the FDA to a prestigious academic institution that was a leading enroller in the published positive Phase 3 FLASH study in the treatment of early stage CTCL. The IIS will evaluate the expanded treatment, including up to 12 months of treatment, with HyBryte™ in patients with early-stage CTCL.

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

In July 2023, we expanded the Phase 2a trial of SGX302 after demonstration of biological effect in the initial five subjects.  The study is expected to enroll at least an additional five subjects, exploring the use of SGX302 in the standard of care psoriasis setting, prior to undertaking the larger phase of the study.

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

In May 2023, the European Patent Office granted a patent entitled "Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis". This granted patent builds on similar U.S., New Zealand, Japan, Australia and Singapore patents, as well as many pending patent applications in other jurisdictions worldwide. The granted claims will cover therapeutic uses of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been issued in the U.S. and worldwide.

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

In connection with failures relating to the manufacture of RiVax® bulk drug substance, on July 1, 2020, we filed a demand for arbitration against EBS, Emergent Product Development Gaithersburg, Inc. (“EPDG”); and EMOB (together with EBS and EPDG, “Emergent”) with the American Arbitration Association in Mercer County, New Jersey. We have alleged that (a) EPDG breached contracts, (b) EMOB breached contracts; and (c) Emergent fraudulently induced us into entering into the contracts with EPDG and EMOB. We sought to recover damages in excess of $19 million from Emergent. Emergent answered the demand for arbitration denying the allegations and asserting affirmative defenses. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. After hearing oral arguments, the Court of Chancery granted summary judgment in favor of Emergent on July 17, 2023, thereby confirming the decision of the arbitration panel. For more details regarding the arbitration against Emergent, see Part II – Item 1. “Legal Proceedings” in this Quarterly Report.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of June 30, 2023, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2023 Compared to June 30, 2022

For the three months ended June 30, 2023 we had a net loss of $1,612,024 as compared to a net loss of $2,386,760 for the same prior year period, representing decreased net loss of $774,736 or 32%. This decrease in net loss was primarily due to a decrease in operating expenses during the three months ended June 30, 2023. For the six months ended June 30, 2023 we had a net loss of $2,658,133 as compared to a net loss of $6,735,781 for the same prior year period, representing decreased net loss of $4,077,648 or 61%. This decrease in net loss was primarily due to a decrease in operating expenses during the six months ended June 30, 2023.

Our revenues and associated costs incurred relate to third party licensing and the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended June 30, 2023, we had revenues of $206,929 as compared to $228,640 for the same prior year period, representing a decrease of $21,711 or 9%. We also incurred costs related to those revenues for the three months ended June 30, 2023 and 2022 of $184,021 and $193,304, respectively, representing a decrease of $9,283 or 5%. Our gross profit for the three months ended June 30, 2023 was $22,908 or 11% of total revenues, as compared to a gross profit of $35,336 or 15% of total revenues for the same period in 2022, representing a decrease of $12,428 or 35%. The decrease in revenue was primarily contributed to by the conclusion of the grant associated with the development of SGX943 during the three months ended June 30, 2023. The decrease in gross profit was primarily the result of the conclusion of the grant associated with the development of SGX943 during the three months ended June 30, 2023. For the six months ended June 30, 2023, we had revenues of $464,107 as compared to $416,703 for the same prior year period, representing an increase of $47,404 or 11%. We also incurred costs related to those revenues for the six months ended June 30, 2023 and 2022 of $410,061 and $285,517, respectively, representing an increase of $124,544 or 44%. Our gross profit for the six months ended June 30, 2023 was $54,046 or 12% of total revenues, as compared to a gross profit of $131,186 or 31% of total revenues for the same period in 2022, representing a decrease of $77,140 or 59%. The increase in revenue was primarily the result of reimbursements of other direct costs relating to the HyBryte™ investigator initiated study offset by the conclusion of the grant associated with the development of SGX943 during the six months ended June 30, 2023. The decrease in gross profit was primarily the result of lower margin grant revenue associated with the HyBryte™ investigator initiated study during the six months ended June 30, 2023 and the six months ended June 30, 2022 included higher margin licensing revenue.

Research and development expenses were $762,699 for the three months ended June 30, 2023 as compared to $2,047,839 for the same period in 2022, representing a decrease of $1,285,140 or 63%. This decrease was primarily due to the decrease in manufacturing and regulatory costs associated with the HyBryte™ NDA filing during the three months ended June 30, 2023. Research and development expenses were $1,709,150 for the six months ended June 30, 2023 as compared to $3,794,607 for the same period in 2022, representing a decrease of $2,085,457 or 55%. This decrease was primarily due to the decrease in manufacturing and regulatory costs associated with the HyBryte™ NDA filing during the six months ended June 30, 2023.

General and administrative expenses were $890,533 for the three months ended June 30, 2023, as compared to $1,382,793 for the same period in 2022, representing a decrease of $492,260 or 36%. The decrease in general and administrative expenses for the three months ended June 30, 2023 was primarily attributable to a reduction in legal and consulting expenses associated with the arbitration against Emergent and certain of its subsidiaries. General and administrative expenses were $2,125,909 for the six months ended June 30, 2023, as compared to $3,924,261 for the same period in 2022, representing a decrease of $1,798,352 or 46%. The decrease in general and administrative expenses for the six months ended June 30, 2023 was primarily attributable to a reduction in legal and consulting expenses associated with the arbitration against Emergent and certain of its subsidiaries.

The amendment to the convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”) – see Note 5, resulted in the extinguishment of the original convertible debt. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on our accompanying consolidated statements of operations during three and six months ended June 30, 2023.  The fair value of the convertible debt as of June 30, 2023 was approximately $2,844,000, which resulted in the recognition of approximately $460,000 of other income from the change in the fair value of the convertible debt on our accompanying consolidated statements of operations during the three and six months ended June 30, 2023 and 2022.  The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Interest expense, net for the three months ended June 30, 2023 was $60,194 as compared to $214,908 for the same period in 2022, representing a decrease of $154,714 or 72%. The decrease is primarily associated with the reduction in interest resulting from the repayment of the convertible debt principal balance and higher interest income earned on cash balances during the three months ended June 30, 2023. Interest expense, net for the six months ended June 30, 2023 was $163,762 as compared to $426,622 for the same period in 2022, representing a decrease of $262,860 or 62%. The decrease is primarily associated with the reduction in interest resulting from the repayment of the convertible debt principal balance and higher interest income earned on cash balances during the six months ended June 30, 2023.

Financial Condition

Cash and Working Capital

As of June 30, 2023, we had cash and cash equivalents of $13,160,939 as compared to $13,359,615 as of December 31, 2022, representing a decrease of $198,676 or 1%. As of June 30, 2023, we had working capital of $7,713,536 as compared to a working capital deficit of ($2,663,721) as of December 31, 2022, representing an increase of $10,377,257 or 390%. The decrease in cash and cash equivalents was primarily related to the repayment of $7 million of debt principal and cash used in operating activities of approximately $4.1 million offset by the net proceeds of approximately $7.7 million from the public offering in May 2023 and approximately $3 million of proceeds from shares sold via our At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) during the six months ended June 30, 2023. The increase in working capital is primarily the result of the net proceeds received from the financing activities during the six months ended June 30, 2023 and the reclassification of $2,094,000 of our convertible debt balance from a current liability as of December 31, 2022 to a non-current liability as of June 30, 2023 (resulting from the amendment to the loan and security agreement with Pontifax – see Note 5), partially offset by cash used in operating activities during the six months ended June 30, 2023.

Based on our operating budget, current rate of cash outflows, cash on hand, and proceeds from government contract and grant programs, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements included in this Quarterly Report on Form 10-Q.

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $1.1 million in active government grant funding still available as of June 30, 2023 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We have up to $23.6 million remaining from the B. Riley Sales Agreement as of August 14, 2023 under the prospectus supplement updated August 13, 2021. We are currently subject to the limitations contained in General Instruction I.B.6 to Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. From January 1, 2023 through August 14, 2023, we sold 851,130 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.63 per share for total gross proceeds of $3,091,462. As of August 14, 2023, we do not currently have any remaining capacity for sales under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations; and
●	We completed a public offering of 2,301,500 shares of our common stock, pre-funded warrants to purchase 4,237,000 shares of our common stock and common warrants to purchase up to 6,538,500 shares of our common stock at a combined public offering price of $1.30. The pre-funded warrants have an exercise price of $0.001. The common warrants have an exercise price of $1.50 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to us from this offering were approximately $8.5 million before deducting commissions and other estimated offering expenses. We plan to use the proceeds for further support of our programs, as well as for working capital.
●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Exclusive Option Agreement with Silk Road Therapeutics

On April 27, 2023, we entered into an exclusive option agreement with Silk Road to complete our due diligence assessment. The option agreement grants us an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s Pentoxifylline product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from Behcet’s Disease and expires on August 25, 2023. In consideration for the option, we paid $50,000 of cash and issued 31,646 shares of common stock with a value of $50,000. The consideration paid for the option was recorded as general and administrative expense during the three and six months ended June 30, 2023 on the accompanying consolidated statements of operations. We are continuing due diligence activities including potential discussion with the FDA on the appropriate Phase 2/3 trial design to advance PTX in BD to allow us to determine whether to exercise the option to acquire the PTX asset or allow the option to expire. Certain members of our Board of Directors have an ownership interest and are part of the executive management team of Silk Road.

Nasdaq Capital Market Listing Requirements

As previously reported, on December 20, 2022, we received a written notice from Nasdaq providing that the staff (the “Staff”) of Nasdaq determined to delist our common stock from The Nasdaq Capital Market because the closing bid price of our common stock had not been at least $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and because our shareholders’ equity had not been at least $2,500,000 nor had the alternatives of market value of listed securities or net income from continuing operations been met, as required by Listing Rule 5550(b) (the “Shareholders’ Equity Requirement”). On February 2, 2023, we had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination. On February 21, 2023, we received a letter from Nasdaq, stating that the Nasdaq Hearings Panel granted our request to continue our listing on Nasdaq, on the condition that (1) on February 24, 2023, we had demonstrated compliance with the Bid Price Requirement, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and (2) on or before March 31, 2023, we had demonstrated compliance with the Shareholders’ Equity Requirement. As of the close of the market on February 24, 2023, we satisfied the first condition – compliance with the Bid Price Requirement for a minimum of ten consecutive trading sessions. On April 6, 2023, Nasdaq granted our request for an extension of the deadline by which we must regain compliance with the Shareholders’ Equity Requirement from March 31, 2023 to May 15, 2023. As of the close of the market on May 9, 2023, we came into compliance with the Shareholders’ Equity Requirement based on capital raising activities – see Note 1 - Liquidity.

On May 23, 2023, we received a letter from Nasdaq confirming that we had regained compliance with the Shareholders’ Equity Requirement and were in compliance with all other applicable requirements for listing on Nasdaq. Accordingly, the Panel determined to continue the listing of our securities on Nasdaq and closed the matter.

The Panel has also determined to impose a Panel Monitor on us for a period of one year. During the Panel Monitor period, we will be under an obligation to notify the Panel in the event our closing bid price falls below $1.00 on any trading day and if we fall out of compliance with any applicable listing requirement. If, during the Panel Monitor period, the Nasdaq Listing Qualifications Department determines that we have failed to meet any requirement for continued listing on Nasdaq, the Nasdaq Listing Qualifications Department will issue a delisting determination. In such event, we may seek a review of the delisting determination and the Nasdaq Hearings Department will schedule a hearing with regard to the deficiency.

On June 23, 2023, we received a letter from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The notification of noncompliance had no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market under the symbol “SNGX,” and we continue to monitor the closing bid price of our common stock and to evaluate our alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. The June 23, 2023 letter indicated that we were provided 180 calendar days, or until December 20, 2023, in which to regain compliance. If at any time during this period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Staff will provide us with a written confirmation of compliance and the matter will be closed.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the next 12 months to be approximately $4.8 million before any contract or grant reimbursements, of which $4.5 million relates to the Specialized BioTherapeutics business and $0.3 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements and licensing revenue in the next

12 months of approximately $0.5 million to offset research and development expenses in the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30, 2023 and 2022:

	2023	2022
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$55,953	$252,808
SGX942 (Dusquetide)	(45,358)	210,838
HyBryte™ (SGX301 or synthetic hypericin)	1,466,859	3,106,030
Other	231,696	224,931
Total	$1,709,150	$3,794,607

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$—	$22,161
CiVax™	150,337	217,381
SGX943	35,429	45,976
HyBryte™ (investigator initiated study)	224,295	—
Total	410,061	285,517
Grand Total	$2,119,211	$4,080,124

Contractual Obligations

We have licensing fee commitments of approximately $230,000 as of June 30, 2023 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended to October 2025. The current rent is approximately $11,108 per month and will remain so through October 2023. The rent for lease periods starting November 2023 and November 2024 is approximately $11,367 per month and $11,625 per month, respectively. Our office space is sufficient for our current needs.

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

Provided the final success-oriented milestone of FDA approval is attained, we will be required to make a payment of up to $5 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of June 30, 2023, no other milestone or royalty payments have been paid or accrued.

In December 2020, we entered into a $20 million convertible debt financing agreement with Pontifax, the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the agreement with Pontifax, we had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest-only period through December 2022 with a rate of 8.47% on borrowed amounts and a 1% rate on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal was to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of our assets, other than intellectual property. The agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, including on intellectual property, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, maintain a minimum cash balance and maintain our insurance coverage.

Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5 million each, which expired on December 15, 2021 and March 15, 2022, respectively.

On April 19, 2023, we entered into an amendment to the convertible debt financing agreement with Pontifax. The amendment required the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The amendment also provided for a new interest only period from the date of the amendment through June 30, 2024, reduced quarterly principal repayments from $1 million to $750,000 and eliminated the minimum cash covenant. Further, the Amendment reduced the conversion price with respect to the remaining principal amount under the agreement to (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 588,599 shares of our common stock issuable upon conversion and to (ii) $1.70 with respect to all shares of our common stock issuable upon conversion in excess of the first 588,599 shares so issued. The amendment provided that Pontifax waive its right to execute any remedies available to it in connection with the FDA’s refusal to file the NDA for HyBryteTM indefinitely. The extended interest only period and elimination of the minimum cash covenant were contingent upon completing capital financing activities that exceeded $10 million, in the aggregate, by December 31, 2023. We met that prerequisite based on the May 2023 public offering and sales under the B. Riley sales agreement through June 30, 2023. Pontifax further agreed to defer delivery of any conversion notice during the six months following the closing of the May 2023 public offering. The remaining terms of the agreement remain in effect without modification.

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on our accompanying consolidated statements of operations during the three and six month periods ended June 30, 2023. The fair value of the convertible debt as of June 30, 2023 was approximately $2,844,000, which resulted in the recognition of approximately $460,000 of other income from the change in the fair value of the convertible debt on our accompanying consolidated statements of operations during the three and six month periods ended June 30, 2023. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Interest expense incurred during the three months ended June 30, 2023 and 2022 was $86,556 and $211,170, respectively. Interest expense incurred during the six months ended June 30, 2023 and 2022 was $274,521 and $420,019, respectively. Interest expense paid during the three months ended June 30, 2023 and 2022 was $211,170 and $208,849, respectively. Interest expense paid during the six months ended June 30, 2023 and 2022 was $424,660 and $432,751, respectively.

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

COVID-19 affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three and six months ended June 30, 2023. In particular, due to delays by our third party commercial active pharmaceutical ingredient contract manufacturer of HyBryte™ we were unable to provide the pre-requisite amount of accrued stability data required to file the HyBryte™ NDA with the FDA by the first half of 2022. Therefore, we filed the NDA with the FDA in December of 2022.

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

On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration.  Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. After hearing oral arguments, the Court of Chancery granted summary judgment in favor of Emergent on July 17, 2023, thereby confirming the decision of the arbitration panel. (see Part II, Item 1 – Legal Proceedings).

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

As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of June 30, 2023, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our processes and procedures around the accounting for complex financial instruments issued by us resulted in a delay in finalizing the financial statements.  Inasmuch as such delay caused us to utilize the five-day extension of the original due date of this Quarterly Report on Form 10-Q provided by Rule 12b-25 of the Exchange Act, our management concluded that our disclosure controls and procedures were not effectively designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management Action Plan and Progress to Date

In response to the material weakness, we have taken certain actions and will continue to take further steps to strengthen our control processes and procedures in order to remediate such material weakness. We will continue to evaluate the effectiveness of our disclosure controls and procedures on an ongoing basis and will take further action as appropriate.

Additionally, we have enhanced our policies surrounding the timing of our processes and procedures relating to the accounting for complex transactions generally, and specifically with respect to the debt instrument until maturity.

We believe that the foregoing actions have improved and will continue to improve our disclosure controls and procedures.

Changes in Internal Controls

Except for the material weakness noted above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sought to recover damages in excess of $19 million from Emergent. We presented our case at an arbitration hearing over 12 days in January 2022. Following submission of post-hearing briefs, the arbitration panel heard closing oral arguments in April 2022. On July 6, 2022, the American Arbitration Association entered a final decision in connection with this arbitration. Despite the arbitration panel ruling that Emergent had committed a number of breaches of the parties’ contracts, the panel did not award monetary damages to us. On September 30, 2022, we filed a petition to vacate the arbitration decision with the Delaware Court of Chancery, requesting that the Court vacate the arbitration decision and remand the matter to the arbitration panel for rehearing. The Court of Chancery held oral argument on cross-motions for summary judgment on April 17, 2023, and took the matter under advisement. The Court of Chancery granted summary judgment in favor of Emergent on July 17, 2023, thereby confirming the decision of the arbitration panel.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2023, we issued 31,646 shares of fully vested common stock to Silk Road, pursuant to an exclusive option agreement, at $1.58 per share. The share price was calculated using the average closing price of the common stock for the ten days immediately preceding April 27, 2023, the effective date of the option agreement.  The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipient is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the business relationship with us, to information about us.

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

SOLIGENIX, INC.

August 21, 2023	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 21, 2023	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)