Form 10-Q
period 2023-09-30
SOLIGENIX, INC.
filed 2023-11-13
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 6, 2023, 10,378,238 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

Index

	Description	Page

Part I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	3
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity/(Deficit) for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	4
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity/(Deficit) for the Three Months Ended September 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4	Controls and Procedures	59

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	60
Item 1A	Risk Factors	61
Item 6	Exhibits	62

SIGNATURES		63

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,298,534	$13,359,615
Contracts and grants receivable	66,051	115,130
Research and development incentives receivable, current	22,852	104,198
Prepaid expenses and other current assets	584,438	274,209
Total current assets	10,971,875	13,853,152
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $119,730 and $114,766	13,517	18,481
Deferred issuance cost	17,867	20,206
Right-of-use lease assets	258,487	340,987
Research and development incentives receivable, net of current portion	18,306	24,114
Total assets	$11,302,829	$14,279,717

Liabilities, mezzanine equity and shareholders' equity/(deficit)
Current liabilities:
Accounts payable	$1,460,715	$3,865,796
Accrued expenses	2,386,836	2,307,746
Accrued compensation	55,543	336,692
Lease liabilities, current	118,459	108,948
Convertible debt, net of debt discount of $0 and $102,309	1,500,000	9,897,691
Total current liabilities	5,521,553	16,516,873
Non-current liabilities:
Convertible debt	1,416,463	—
Lease liabilities, net of current portion	143,658	233,627
Total liabilities	7,081,674	16,750,500

Commitments and contingencies

Mezzanine equity:
Series D preferred stock, $.001 par value; 0 and 50,000 shares authorized, none issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	43

Shareholders’ equity/(deficit):
Preferred stock, 350,000 and 300,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 10,378,238 and 2,908,578 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively⁽¹⁾	10,378	2,909
Additional paid-in capital	228,070,740	217,064,964
Accumulated other comprehensive income	24,318	24,747
Accumulated deficit	(223,884,281)	(219,563,446)
Total shareholders’ equity/(deficit)	4,221,155	(2,470,826)
Total liabilities, mezzanine equity and shareholders’ equity/(deficit)	$11,302,829	$14,279,717

(1)	Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Licensing revenue	$—	$—	$—	$50,000
Grant revenue	130,440	166,140	594,547	532,843
Total revenues	130,440	166,140	594,547	582,843
Cost of revenues	(110,441)	(129,440)	(520,502)	(414,957)
Gross profit	19,999	36,700	74,045	167,886
Operating expenses:
Research and development	826,015	1,791,695	2,535,165	5,586,302
General and administrative	973,040	1,326,249	3,098,949	5,250,510
Total operating expenses	1,799,055	3,117,944	5,634,114	10,836,812
Loss from operations	(1,779,056)	(3,081,244)	(5,560,069)	(10,668,926)
Other income (expense):
Foreign currency transaction gain (loss)	(3,046)	(12,613)	310	(26,006)
Interest income (expense), net	66,363	(215,146)	(97,399)	(641,768)
Research and development incentives	4,729	—	17,386	136,981
CARES Act Employee Retention Credit	120,771	—	120,771	—
Other income	—	—	43,223	—
Loss on extinguishment of debt	—	—	(393,791)	—
Change in fair value of convertible debt	(72,463)	—	387,537	—
Total other income (expense)	116,354	(227,759)	78,037	(530,793)
Net loss before income taxes	(1,662,702)	(3,309,003)	(5,482,032)	(11,199,719)
Income tax benefit	—	—	1,161,197	1,154,935
Net loss applicable to common stockholders	$(1,662,702)	$(3,309,003)	$(4,320,835)	$(10,044,784)
Basic and diluted net loss per share (1)	$(0.16)	$(1.15)	$(0.63)	$(3.50)
Basic and diluted weighted average common shares outstanding (1)	10,379,854	2,872,262	6,874,493	2,867,076

(1)	Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(1,662,702)	$(3,309,003)	$(4,320,835)	$(10,044,784)
Other comprehensive income (loss):
Foreign currency translation adjustments	18,257	14,403	(429)	(16,470)
Comprehensive loss	$(1,644,445)	$(3,294,600)	$(4,321,264)	$(10,061,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity/(Deficit)

For the Nine Months Ended September 30, 2023 and 2022

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2022	—	$43	2,908,578	$2,909	$217,064,964	$24,747	$(219,563,446)	$(2,470,826)
Sale of common stock pursuant to B. Riley At Market Issuance Sales Agreement			851,130	851	3,090,611	—	—	3,091,462
Issuance costs associated with B. Riley At Market Issuance Sales Agreement			—	—	(95,348)	—	—	(95,348)
Redemption of Series D preferred stock	—	(43)	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in connection with May 2023 public offering			2,301,500	2,301	8,493,516	—	—	8,495,817
Issuance costs associated with May 2023 public offering			—	—	(834,061)	—	—	(834,061)
Issuance of common stock to vendors			50,000	50	72,950	—	—	73,000
Issuance of common stock upon exercise of pre-funded warrants			4,235,384	4,235	(936)	—	—	3,299
Issuance of common stock in connection with Silk Roads purchase option			31,646	32	49,968	—	—	50,000
Share-based compensation expense			—	—	229,076	—	—	229,076
Foreign currency translation adjustment			—	—	—	(429)	—	(429)
Net loss			—	—	—	—	(4,320,835)	(4,320,835)
Balance, September 30, 2023	—	$—	10,378,238	$10,378	$228,070,740	$24,318	$(223,884,281)	$4,221,155

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2021	—	$—	2,858,244	$2,859	$216,442,904	$41,942	$(205,765,107)	$10,722,598
Issuance of common stock to vendors			15,452	15	149,987	—	—	150,002
Share-based compensation expense			—	—	220,656	—	—	220,656
Foreign currency translation adjustment			—	—	—	(16,470)	—	(16,470)
Net loss			—	—	—	—	(10,044,784)	(10,044,784)
Balance, September 30, 2022	—	$—	2,873,696	$2,874	$216,813,547	$25,472	$(215,809,891)	$1,032,002

Adjusted to reflect the reverse stock split of one-for-fifteen effective February 10, 2023.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity/(Deficit)

For the Three Months Ended September 30, 2023 and 2022

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2023	9,841,854	$9,842	$228,005,876	$6,061	$(222,221,579)	$5,800,200
Issuance of common stock upon exercise of pre-funded warrants	536,384	536	(536)	—	—	—
Share-based compensation expense	—	—	65,400	—	—	65,400
Foreign currency translation adjustment	—	—	—	18,257	—	18,257
Net loss	—	—	—	—	(1,662,702)	(1,662,702)
Balance, September 30, 2023	10,378,238	$10,378	$228,070,740	$24,318	$(223,884,281)	$4,221,155

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2022	2,870,032	$2,870	$216,692,835	$11,069	$(212,500,888)	$4,205,886
Issuance of common stock to vendors	3,664	4	49,997	—	—	50,001
Share-based compensation expense	—	—	70,715	—	—	70,715
Foreign currency translation adjustment	—	—	—	14,403	—	14,403
Net loss	—	—	—	—	(3,309,003)	(3,309,003)
Balance, September 30, 2022	2,873,696	$2,874	$216,813,547	$25,472	$(215,809,891)	$1,032,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022
Operating activities:
Net loss	$(4,320,835)	$(10,044,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,964	21,538
Non-cash lease expense	82,500	86,326
Share-based compensation	229,076	220,656
Issuance of common stock to vendors for services	73,000	150,002
Issuance of common stock to Silk Roads for purchase option	50,000	—
Loss on extinguishment of debt	393,791	—
Change in fair value of convertible debt	(387,537)	—
Amortization of deferred issuance costs associated with convertible debt	12,518	31,068
Change in operating assets and liabilities:
Licensing, contracts and grants receivable	49,079	8,147
Prepaid expenses and other current assets	(310,229)	(113,452)
Research and development incentives receivable	92,092	67,912
Operating lease liability	(80,458)	(85,415)
Deferred revenue	—	200,000
Accounts payable and accrued expenses	(2,382,708)	679,268
Accrued compensation	(281,149)	(243,146)
Net cash used in operating activities	(6,775,896)	(9,021,880)

Investing activities:
Purchases of office furniture and equipment	—	(13,073)
Net cash used in investing activities	—	(13,073)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	3,091,462	—
Costs associated with B. Riley At Market Issuance Sales Agreement	(93,009)	—
Proceeds from issuance of common stock and pre-funded warrants pursuant to public offering	8,495,817	—
Stock issuance costs associated with public offering	(787,881)	—
Proceeds from the exercise of pre-funded warrants	3,299	—
Convertible debt repayments	(7,000,000)	—
Net cash provided by financing activities	3,709,688	—
Effect of exchange rate on cash and cash equivalents	5,127	(143,302)
Net decrease in cash and cash equivalents	(3,061,081)	(9,178,255)
Cash and cash equivalents at beginning of period	13,359,615	26,043,897
Cash and cash equivalents at end of period	$10,298,534	$16,865,642
Supplemental information:
Cash paid for state income taxes	$13,006	$13,243
Cash paid for interest	$488,011	$643,921
Cash paid for lease liabilities:
Operating lease	$99,975	$99,975
Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recorded	$—	$347,546
Deferred issuance cost reclassified to additional paid-in capital	$2,339	$—
Redemption liability for Series D preferred stock	$43	$—
Stock issuance costs included in accounts payable	$46,180	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Results for the nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of September 30, 2023, the Company had an accumulated deficit of $223,884,281. During the nine months ended September 30, 2023, the Company incurred a net loss of $4,320,835 and used $6,775,896 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. The Company’s plans to meet its liquidity needs primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through potential partnership and/or financings. Based on the Company’s operating budget, current rate of cash outflows, cash on hand, and proceeds from government contract and grant programs, management believes that its current cash will be sufficient to meet the anticipated cash needs for working capital and capital expenditures for at least the next twelve months from issuance of these financial statements on this Quarterly Report on Form 10-Q.

As of September 30, 2023, the Company had cash and cash equivalents of $10,298,534 as compared to $13,359,615 as of December 31, 2022, representing a decrease of $3,061,081 or 23%. As of September 30, 2023, the Company had working capital of $5,450,322 as compared to a working capital deficit of ($2,663,721) as of December 31, 2022, representing an increase in working capital of $8,114,043 or 305%. The decrease in cash and cash equivalents was primarily related to the repayment of $7 million of debt principal and cash used in operating activities of approximately $6.8 million offset by the net proceeds of approximately $7.7 million from the public offering in May 2023 and approximately $3.0 million of proceeds from shares sold via the At Market Issuance Sales Agreement (“B.Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) during the nine months ended September 30, 2023. The increase in working capital is primarily the result of the net proceeds received from the  financing activities during the nine months ended September 30, 2023 and the reclassification of $1,416,463 of the Company’s convertible debt balance from a current liability as of December 31, 2022 to a non-current liability as of September 30, 2023 (resulting from the amendment to the loan and security agreement with Pontifax Medison Finance (“Pontifax”) – see Note 5), partially offset by cash used in operating activities during the nine months ended September 30, 2023.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), collaboratively engage in discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting a second Phase 3 pivotal study in order to advance HyBryte™ towards U.S. marketing approval and commercialization while continuing to explore potential marketing approval and partnership in Europe.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), CiVax™ (COVID-19 vaccine) and filovirus vaccines for Ebola, Sudan, and Marburg Viruses, with U.S. government funding support.
●	Continue to apply for and secure additional government funding for each of the Company’s Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for the Company’s pipeline programs, as well as explore merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to approximately $1.0 million in active government grant funding still available as of September 30, 2023 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company has up to $23.6 million remaining from the B. Riley Sales Agreement as of November 6, 2023 under the prospectus supplement updated August 13, 2021. The Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, the Company is limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. From January 1, 2023 through November 6, 2023, the Company sold 851,130 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.63 per share for total gross proceeds of $3,091,462. As of November 6, 2023, the Company does not currently have any remaining capacity for sales under the Form S-3 pursuant to General Instruction I.B.6. If the Company’s public float increases, the Company will have additional availability under such limitations, and if the Company’s public float increases to $75 million or more, the Company will no longer be subject to such limitations. There can be no assurance that the Company’s public float will increase or that the Company will no longer be subject to such limitations.
●	The Company completed a public offering of 2,301,500 shares of its common stock, pre-funded warrants to purchase 4,237,000 shares of its common stock and common warrants to purchase up to 6,538,500 shares of its common stock at a combined public offering price of $1.30. The pre-funded

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

Exclusive Option Agreement with Silk Road Therapeutics

On April 27, 2023, the Company entered into an exclusive option agreement with Silk Road Therapeutics, Inc. (“Silk Road”) to complete its due diligence assessment. The option agreement granted the Company an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s Pentoxifylline (“PTX”) product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from Behcet’s Disease (“BD”) and expired on August 25, 2023. In consideration for the option, the Company paid $50,000 of cash and issued 31,646 shares of common stock with a value of $50,000. The consideration paid for the option was recorded as general and administrative expense during the nine months ended September 30, 2023 on the accompanying condensed consolidated statements of operations. As of August 25, 2023, the Company concluded its due diligence activities and decided to allow the option to expire. A director of the Company has an ownership interest in Silk Road.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

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

The Company did not record any impairment of long-lived assets for the three and nine months ended September 30, 2023 and 2022.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, contracts and grants receivable, research and development incentives receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

The carrying amount reported in the condensed consolidated balance sheet as of September 30, 2023 for the convertible debt is its fair value - see Note 5. The principal amount of the convertible debt was $3,000,000 at September 30, 2023 and the fair value was approximately $2,916,463. The fair value of the debt was estimated using the Monte Carlo valuation method, which utilizes certain unobservable inputs. As a result, the fair value estimate represents a Level 3 measurement.

A roll forward of the carrying value of the convertible debt to September 30, 2023 is as follows:

	Balance, December 31, 2022	Issued	Adjustment to fair value	Balance, September 30, 2023

Convertible debt at fair value	$-	$3,304,000	$(387,537)	$2,916,463

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the issuance.

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

The fair value of options issued during the nine months ended September 30, 2023 and 2022 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;
●	volatility of 94% for 2023 and 87% for 2022; and
●	risk free interest rates of 3.48% for 2023 and ranging from 1.12% - 3.23% for 2022.

The fair value of each option grant made during the nine months ended September 30, 2023 and 2022 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive income. During the three months ended September 30, 2023 and 2022, the Company recognized foreign currency transaction losses of ($3,046) and ($12,613), respectively, in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company recognized a foreign currency transaction gain of $310 and a foreign currency transaction loss of ($26,006), respectively, in the accompanying condensed consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognized an income tax benefit of $1,161,197 and $1,154,935 from the sale of 2021 and 2020 New Jersey NOL carryforwards during the nine months ended September 30, 2023 and 2022, respectively. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the nine months ended September 30, 2023 and 2022. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at September 30, 2023 or December 31, 2022.

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

The research and development incentive receivable represents an amount due in connection with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $41,000 and $128,000 as of September 30, 2023 and December 31, 2022, respectively, in the condensed consolidated balance sheets.

The following table shows the change in the UK research and development incentives receivable from December 31, 2022 to September 30, 2023:

	Current	Long-Term	Total
Balance at December 31, 2022	$104,198	$24,114	$128,312
UK research and development incentives, transfer	24,114	(24,114)	—
UK research and development incentives	—	18,536	18,536
Adjustments to 2021 and 2022 incentives earned	(1,150)	—	(1,150)
UK research and development incentives cash receipt	(104,422)	—	(104,422)
Foreign currency translation	112	(230)	(118)
Balance at September 30, 2023	$22,852	$18,306	$41,158

Loss Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Included within the Company’s weighted average common shares outstanding for the three and nine months ended September 30, 2023, are common shares issuable upon the exercise of the pre-funded warrants associated with the May 2023 public offering, as these pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of September 30,
	2023	2022
Common stock purchase warrants	6,538,500	3,992
Stock options	206,589	145,505
Convertible debt	2,159,414	162,602
Total	8,904,503	312,099

The weighted average exercise prices of the Company’s warrants and stock options outstanding at September 30, 2023 were $1.50 and $24.83 per share, respectively. The weighted average exercise prices of the Company’s warrants and stock options outstanding at September 30, 2022 were $36.12 and $34.49 per share, respectively. The weighted average conversion price of the Company’s convertible debt at September 30, 2023 and 2022 was $1.39 and $61.50 per share, respectively. 217,880 of the Company’s common stock warrants associated with the July 2018 public offering expired on January 2, 2022 and 667 of the Company’s common stock warrants associated with the opening of the first clinical site in the United Kingdom expired on March 28, 2023.

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey as an operating lease, and recorded a related right-of-use lease asset and lease liability accordingly. Pursuant to an amendment executed on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,108 per month will be maintained until November 2023 when it will be increased to $11,367 and then will increase to $11,625 in November 2024 where it will remain until expiration. As of September 30, 2023 and December 31, 2022, the Company’s condensed consolidated balance sheets included a right-of-use lease asset of $258,487 and $340,987 for the office space, respectively. The Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 included corresponding lease liabilities of $262,117 and $342,575 for the office space, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Right-of-use lease asset:
Right-of-use lease asset, January 1, 2023	$340,987
Less: reduction/amortization	82,500
Right-of-use lease asset, September 30, 2023	$258,487

Lease liability:
Lease liability, January 1, 2023	$342,575
Less: repayments	80,458
Lease liability, September 30, 2023	$262,117

Lease expense for the nine months ended September 30, 2023:
Lease expense	$102,016
Total	$102,016

Lease expense for the nine months ended September 30, 2022:
Lease expense	$100,887
Total	$100,887

Contractual cash payments for the remaining lease term as of September 30, 2023:
2023	$33,841
2024	136,917
2025	116,250
Total	$287,008
Remaining lease term (months) as of September 30, 2023	25

Note 4. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2023	2022
Clinical trial expenses	$2,082,200	$1,884,117
Other	304,636	423,629
Total	$2,386,836	$2,307,746

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

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt for accounting purposes. The Company concluded that the amended debt instrument has an embedded derivative that requires bifurcation pursuant to ASC 815-15-25-1 and qualifies for the fair value option in accordance with ASC 815-15-25-4 through ASC 815-15-25-6. The Company elected to account for the amended convertible debt using the fair value option, which requires the Company to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on the Company’s accompanying condensed consolidated statements of operations during the nine months ended September 30, 2023. The fair value of the convertible debt as of September 30, 2023 was approximately $2,916,463, which resulted in the recognition of ($72,463) of other loss and $387,537 of other income from the change in the fair value of the convertible debt on the Company’s accompanying condensed consolidated statements of operations during the three and nine months ended

September 30, 2023, respectively. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

The key assumptions used in the Monte Carlo valuations were as follow:

Assumptions	4/19/2023	9/30/2023
Stock price	$1.72	$0.56
Volatility	75.20%	110.50%
Discount rate	16.28%	14.84%
Risk-free rate	4.27%	5.24%

Interest expense incurred during the three months ended September 30, 2023 and 2022 was $64,047 and $213,490, respectively. Interest expense incurred during the nine months ended September 30, 2023 and 2022 was $338,568 and $633,510. Interest expense paid during the three months ended September 30, 2023 and 2022 was $63,351 and $211,170. Interest expense paid during the nine months ended September 30, 2023 and 2022 was $488,011 and $643,921, respectively.

Annual principal and interest payments due as of September 30, 2023 in accordance with the amended terms of the Pontifax loan agreement, assuming no conversion is as follows:

Year	Principal	Interest	Total
2023	$—	$128,094	$128,094
2024	2,250,000	206,761	2,456,761
2025	750,000	16,012	766,012
Total	$3,000,000	$350,867	$3,350,867

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

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During 2022 and 2021, the Company sold New Jersey NOL carryforwards in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. During the nine months ended September 30, 2023 and 2022, the Company recognized $1,161,197 and $1,154,935 of income tax benefit, net of transaction costs from the sale of its 2021 and 2020 NOL carryforwards, respectively. The Company has not yet sold its 2022 New Jersey NOL carryforwards but may do so in the future. There can be no assurance as to the continuation or magnitude of this program in future years.

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

Common Stock

On May 9, 2023, the Company completed a public offering of 2,301,500 shares of its common stock, pre-funded warrants to purchase 4,237,000 shares of its common stock and common warrants to purchase up to 6,538,500 shares of its common stock at a combined public offering price of $1.30. The pre-funded warrants have an exercise price of $0.001. As of September 30, 2023, there were no pre-funded warrants outstanding. The common warrants have an exercise price of $1.50 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $8.5 million before deducting commissions and other estimated offering expenses payable by the Company.

The following items represent transactions in the Company’s common stock for the nine months ended September 30, 2023:

●	The Company issued a vendor 50,000 shares of fully vested common stock with a fair value based on a closing price of $1.46 per share on April 27, 2023, the date of issuance.
●	The Company sold 851,130 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.63 per share.
●	The Company issued 31,646 shares of fully vested common stock pursuant to an exclusive option agreement at $1.58 per share on May 2, 2023. The share price was calculated using the average closing price of the common stock for the ten days immediately preceding April 27, 2023, the effective date of the option agreement.
●	The Company sold 2,301,500 shares of common stock and 4,237,000 pre-funded warrants pursuant to the May 2023 public offering for $1.30 per share on May 9, 2023.
●	The Company issued 2,023,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 9, 2023.
●	The Company issued 938,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 10, 2023.
●	The Company issued 338,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 22, 2023.
●	The Company issued 400,000 shares of common stock pursuant to the cashless exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on June 8, 2023.
●	The Company issued 536,384 shares of common stock pursuant to the cashless exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on September 6, 2023.

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

On August 13, 2021, the Company filed a prospectus supplement relating to the B. Riley Sales Agreement to offer and sell shares of Company common stock having an aggregate offering price of up to $30 million under the July 2020 Registration Statement. As of November 6, 2023, there was $23.6 million available for future sale of common stock under the B. Riley Sales Agreement. The Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3. As a result, the Company is limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period.  As of November 6, 2023, the Company does not currently have any remaining capacity for sales under the Form S-3 pursuant to General Instruction I.B.6. If the Company’s public float increases, the Company will have additional availability under such limitations, and if the Company’s public float increases to $75 million or more, the Company will no longer be subject to such limitations. There can be no assurance that the Company’s public float will increase or that the Company will no longer be subject to such limitations.

Note 8. Concentrations

At September 30, 2023 and 2022, the Company had deposits in major financial institutions that exceeded the amount under protection by the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the FDIC and at times maintains cash balances in excess of the FDIC coverage. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $205,000 as of September 30, 2023 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3% sub-license Investigational New Drug (“IND”) milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of September 30, 2023, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
October 1 through December 31, 2023	$21,000	$33,841	$54,841
2024	46,000	136,917	182,917
2025	46,000	116,250	162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
Total	$205,000	$287,008	$492,008

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

CARES Act Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act provides for an employee retention credit (“CARES ERC”), which is a refundable tax credit equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee.

The Company qualified for the CARES ERC for qualified wages through September 30, 2021. The Company has submitted filings for refunds of the CARES ERC but cannot reasonably estimate when or if it will receive any or all of the requested refunds. The Company has elected to follow subtopic 450-30 of the FASB Accounting Standards Codification and to account for the CARES ERC only when all uncertainties regarding realization have been resolved. Subsequent to September 30, 2023 and as of the date of this Quarterly Report on Form 10-Q, the Company has received a refund of $120,771. The refund was recorded as other income during the three and nine months ended September 30, 2023 on the accompanying condensed consolidated statements of operations.

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

COVID-19 affected the Company’s operations but did not have a material impact on its business, operating results, financial condition or cash flows as of and for the nine months ended September 30, 2023 and 2022.

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

Note 10. Related Party Transaction

On April 27, 2023, the Company entered into an exclusive option agreement with Silk Road to complete its due diligence assessment. The option agreement granted the Company an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s PTX product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from BD and expired on August 25, 2023. In consideration for the option, the Company paid $50,000 of cash and issued 31,646 shares of common stock with a value of $50,000. The consideration paid for the option was recorded as general and administrative expense during the nine months ended September 30, 2023 on the accompanying condensed consolidated statements of operations. As of August 25, 2023, the Company concluded its due diligence activities and decided to allow the option to expire. A director of the Company has an ownership interest in Silk Road.

Note 11. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	September 30,
	2023	2022
Revenues
Specialized BioTherapeutics	$—	$—
Public Health Solutions	130,440	166,140
Total	$130,440	$166,140

Income (loss) from Operations
Specialized BioTherapeutics	$(705,753)	$(1,856,553)
Public Health Solutions	(24,819)	(9,578)
Corporate	(1,048,484)	(1,215,113)
Total	$(1,779,056)	$(3,081,244)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$954	$2,876
Public Health Solutions	159	479
Corporate	476	1,438
Total	$1,589	$4,793

Other (Expense) Income, Net
Specialized BioTherapeutics	$1,683	$(12,613)
Corporate	114,671	(215,146)
Total	$116,354	$(227,759)

Share-Based Compensation
Specialized BioTherapeutics	$27,427	$28,343
Public Health Solutions	994	1,054
Corporate	36,979	41,318
Total	$65,400	$70,715

	Nine Months Ended
	September 30,
	2023	2022
Revenues
Specialized BioTherapeutics	$223,870	$—
Public Health Solutions	370,677	582,843
Total	$594,547	$582,843

Income (loss) from Operations
Specialized BioTherapeutics	$(2,227,430)	$(5,396,630)
Public Health Solutions	(26,639)	(131,201)
Corporate	(3,306,000)	(5,141,095)
Total	$(5,560,069)	$(10,668,926)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$2,979	$8,273
Public Health Solutions	496	1,379
Corporate	1,489	11,886
Total	$4,964	$21,538

Other (Expense) Income, Net
Specialized BioTherapeutics	$17,696	$110,975
Corporate	60,341	(641,768)
Total	$78,037	$(530,793)

Share-Based Compensation
Specialized BioTherapeutics	$82,281	$85,190
Public Health Solutions	2,982	3,162
Corporate	143,813	132,304
Total	$229,076	$220,656

	As of	As of
	September 30,	December 31,
	2023	2022
Identifiable Assets
Specialized BioTherapeutics	$58,704	$103,742
Public Health Solutions	70,557	121,290
Corporate	11,173,568	14,054,685
Total	$11,302,829	$14,279,717

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited condensed consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2022. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Note Regarding Exclusive Option Agreement with Silk Road Therapeutics

On April 27, 2023, we entered into an exclusive option agreement with Silk Road Therapeutics, Inc. (“Silk Road”) to complete our due diligence assessment. The option agreement granted us an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s Pentoxifylline product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from Behcet’s Disease and expired on August 25, 2023. In consideration for the option, we paid $50,000 of cash and issued 31,646 shares of common stock with a value of $50,000. The consideration paid for the option was recorded as general and administrative expense during the nine months ended September 30, 2023 on the accompanying condensed consolidated statements of operations. As of August 25, 2023, we concluded our due diligence activities and have decided to allow the option to expire. A member of our Board of Directors has an ownership interest in Silk Road.

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the Phase 3 FLASH (Fluorescent Light And Synthetic Hypericin) study, regulatory approval is being pursued in the U.S. and Europe. Following submission of a new drug application (“NDA”) for HyBryte™ in the treatment of CTCL, we received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”). We had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards U.S. marketing approval and commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second, Phase 3 pivotal study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. The FDA indicated that it is open to engaging in protocol discussions regarding the second, Phase 3 pivotal study. Based on this feedback, we are collaboratively engaging in active discussions with the FDA in order to define the protocol and evaluate the feasibility of conducting the additional Phase 3 clinical trial evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval.

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

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX302	Mild-to-Moderate Psoriasis

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

Public Health Solutions*†

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, Marburg and SARS-CoV-2 (COVID-19) viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

CiVax™	Vaccine against COVID-19	Pre-clinical

* Timelines subject to potential disruption due to COVID-19 outbreak.

†	Contingent upon continued government contract/grant funding or other funding source.

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

In May 2022, the U.S. Patent and Trademark Office issued a Notice of Allowance for the patent application titled “Composition and Methods of Manufacturing Trivalent Filovirus Vaccines.” The allowed claims are directed to unique, proprietary composition and methods directed to combinations of glycoprotein antigens with nano-emulsion adjuvants comprising sucrose fatty acid esters prior to lyophilization. The described vaccine platform has previously been successfully applied to filovirus vaccines (as mono-, bi- and tri-valent candidates for Zaire ebolavirus, Sudan ebolavirus and Marburg marburgvirus) as well as SARS-CoV-2 vaccine.

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

In September 2023, positive data demonstrated two-year stability of thermostabilized bivalent and trivalent filovirus vaccine candidates at temperatures of 40 degrees C (104 degrees F) when formulated in a single vial, needing reconstitution only with sterile water immediately prior to use. This important milestone is part of an ongoing collaboration with UH Manoa, demonstrating the successful presentation of one or more antigen(s) within the same formulation while maintaining full potency and thermostability. It further demonstrates the broad applicability of the heat stable vaccine platform, and its potential role in the U.S. government's initiative for pandemic preparedness.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of September 30, 2023, there was negligible revenue earned or expense incurred related to the DTRA subcontract.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to September 30, 2022

For the three months ended September 30, 2023 we had a net loss of $1,662,702 as compared to a net loss of $3,309,003 for the same prior year period, representing decreased net loss of $1,646,301 or 50%. This decrease in net loss was primarily due to decreases in operating expenses and interest expense and an increase in other income during the three months ended September 30, 2023. For the nine months ended September 30, 2023 we had a net loss of $4,320,835 as compared to a net loss of $10,044,784 for the same prior year period, representing decreased net loss of $5,723,949 or 57%. This decrease in net loss was primarily due to decreases in operating expenses and interest expense and an increase in other income during the nine months ended September 30, 2023.

Our revenues and associated costs incurred relate to third party licensing and the government contracts and grants awarded in support of RiVax®, our ricin toxin vaccine candidate; grants received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; ThermoVax®, our thermostabilization technology; and CiVax™, our vaccine candidate for the prevention of COVID-19. For the three months ended September 30, 2023, we had revenues of $130,440 as compared to $166,140 for the same prior year period, representing a decrease of $35,700 or 21%. We also incurred costs related to those revenues for the three months ended September 30, 2023 and 2022 of $110,441 and $129,440, respectively, representing a decrease of $18,999 or 15%. Our gross profit for the three months ended September 30, 2023 was $19,999 or 15% of total revenues, as compared to a gross profit of $36,700 or 22% of total revenues for the same period in 2022, representing a decrease of $16,701 or 46%. The decrease in revenue and gross profit during the three months ended September 30, 2023 was primarily contributed to by the conclusion of the grant associated with the development of SGX943. For the nine months ended September 30, 2023, we had revenues of $594,547 as compared to $582,843 for the same prior year period, representing an increase of $11,704 or 2%. We also incurred costs related to those revenues for the nine months ended September 30, 2023 and 2022 of $520,502 and $414,957, respectively, representing an increase of $105,545 or 25%. Our gross profit for the nine months ended September 30, 2023 was $74,045 or 12% of total revenues, as compared to a gross profit of $167,886 or 29% of total revenues for the same period in 2022, representing a decrease of $93,841 or 56%. The increase in revenue was primarily the result of reimbursements of other direct costs relating to the HyBryte™ investigator initiated study offset by the conclusion of the grant associated with the development of SGX943 during the nine months ended September 30, 2023. The decrease in gross profit was primarily the result of lower margin grant revenue associated with the HyBryte™ investigator initiated study during the nine months ended September 30, 2023 and the nine months ended September 30, 2022 included higher margin licensing revenue.

Research and development expenses were $826,015 for the three months ended September 30, 2023 as compared to $1,791,695 for the same period in 2022, representing a decrease of $965,680 or 54%. This decrease was primarily due to the decrease in manufacturing and regulatory costs associated with the HyBryte™ NDA filing during the three months ended September 30, 2023. Research and development expenses were $2,535,165 for the nine months ended September 30, 2023 as compared to $5,586,302 for the same period in 2022, representing a decrease of $3,051,137 or 55%. This decrease was primarily due to the decrease in manufacturing and regulatory costs associated with the HyBryte™ NDA filing during the nine months ended September 30, 2023.

General and administrative expenses were $973,040 for the three months ended September 30, 2023, as compared to $1,326,249 for the same period in 2022, representing a decrease of $353,209 or 27%. The decrease in general and administrative expenses for the three months ended September 30, 2023 was primarily attributable to a reduction in legal and consulting expenses associated with the arbitration against Emergent and certain of its subsidiaries. General and administrative expenses were $3,098,949 for the nine months ended September 30, 2023, as compared to $5,250,510 for the same period in 2022, representing a decrease of $2,151,561 or 41%. The decrease in general and administrative expenses for the nine months ended September 30, 2023 was primarily attributable to a reduction in legal and consulting expenses associated with the arbitration against Emergent and certain of its subsidiaries.

The amendment to the convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”) – see Note 5, resulted in the extinguishment of the original convertible debt. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on our accompanying condensed consolidated statements of operations during the nine months ended September 30, 2023.  The fair value of the convertible debt as of September 30, 2023 was approximately $2,916,463, which resulted in the recognition of ($72,463) of other loss and $387,537 of other income from the change in the fair value of the convertible debt on our accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2023, respectively. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Interest expense, net for the three months ended September 30, 2023 was ($66,363) as compared to $215,146 for the same period in 2022, representing a decrease of $281,509 or 131%. The decrease is primarily associated with the reduction in interest resulting from the repayment of the convertible debt principal balance and higher interest income earned on cash balances during the three months ended September 30, 2023. Interest expense, net for the nine months ended September 30, 2023 was $97,399 as compared to $641,768 for the same period in 2022, representing a decrease of $544,369 or 85%. The decrease is primarily associated with the reduction in interest resulting from the repayment of the convertible debt principal balance and higher interest income earned on cash balances during the nine months ended September 30, 2023.

Financial Condition

Cash and Working Capital

As of September 30, 2023, we had cash and cash equivalents of $10,298,534 as compared to $13,359,615 as of December 31, 2022, representing a decrease of $3,061,081 or 23%. As of September 30, 2023, we had working capital of $5,450,322 as compared to a working capital deficit of ($2,663,721) as of December 31, 2022, representing an increase of $8,114,043 or 305%. The decrease in cash and cash equivalents was primarily related to the repayment of $7.0 million of debt principal and cash used in operating activities of approximately $6.8 million offset by the net proceeds of approximately $7.7 million from the public offering in May 2023 and approximately $3.0 million of proceeds from shares sold via our At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) during the nine months ended September 30, 2023. The increase in working capital is primarily the result of the net proceeds received from the financing activities during the nine months ended September 30, 2023 and the reclassification of $1,416,463 of our convertible debt balance from a current liability as of December 31, 2022 to a non-current liability as of September 30, 2023 (resulting from the amendment to the loan and security agreement with Pontifax – see Note 5), partially offset by cash used in operating activities during the nine months ended September 30, 2023.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $1.0 million in active government grant funding still available as of September 30, 2023 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We have up to $23.6 million remaining from the B. Riley Sales Agreement as of November 6, 2023 under the prospectus supplement updated August 13, 2021. We are currently subject to the limitations contained in General Instruction I.B.6 to Form S-3. As a result, we are limited to selling no more than one-third of the aggregate market value of the equity held by non-affiliates, or the public float, during any 12-month period. From January 1, 2023 through November 6, 2023, we sold 851,130 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $3.63 per share for total gross proceeds of $3,091,462. As of November 6, 2023, we do not currently have any remaining capacity for sales under the Form S-3 pursuant to General Instruction I.B.6. If our public float increases, we will have additional availability under such limitations, and if our public float increases to $75 million or more, we will no longer be subject to such limitations. There can be no assurance that our public float will increase or that we will no longer be subject to such limitations; and
●	We completed a public offering of 2,301,500 shares of our common stock, pre-funded warrants to purchase 4,237,000 shares of our common stock and common warrants to purchase up to 6,538,500 shares of our common stock at a combined public offering price of $1.30. The pre-funded warrants have an exercise price of $0.001. The common warrants have an exercise price of $1.50 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to us from this offering were approximately $8.5 million before deducting commissions and other estimated offering expenses. We plan to use the proceeds for further support of our programs, as well as for working capital.
●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Expenditures

Under our budget and based upon our existing product development agreements we expect our total research and development expenditures for the next 12 months to be approximately $4.8 million before any contract or grant reimbursements, of which $4.7 million relates to the Specialized BioTherapeutics business and $0.1 million relates to the Public Health Solutions business. We anticipate contract and grant reimbursements revenue in the next 12 months of approximately $0.5 million to offset research and development expenses in the Public Health Solutions business segments.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30, 2023 and 2022:

	2023	2022
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$100,613	$299,086
SGX942 (Dusquetide)	(47,088)	242,610
HyBryte™ (SGX301 or synthetic hypericin)	2,147,245	4,745,133
Other	334,395	299,473
Total	$2,535,165	$5,586,302

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$—	$22,161
CiVax™	260,778	315,845
SGX943	35,429	76,951
HyBryte™ (investigator initiated study)	224,295	—
Total	520,502	414,957
Grand Total	$3,055,667	$6,001,259

Contractual Obligations

We have licensing fee commitments of approximately $205,000 as of September 30, 2023 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

Provided the final success-oriented milestone of FDA approval is attained, we will be required to make a payment of up to $5 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of September 30, 2023, no other milestone or royalty payments have been paid or accrued.

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

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on our accompanying condensed consolidated statements of operations during the nine months ended September 30, 2023.  The fair value of the convertible debt as of September 30, 2023 was approximately $2,916,463, which resulted in the recognition of ($72,463) of other loss and $387,537 of other income from the change in the fair value of the convertible debt on our accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2023, respectively. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Interest expense incurred during the three months ended September 30, 2023 and 2022 was $64,047 and $213,490, respectively. Interest expense incurred during the nine months ended September 30, 2023 and 2022 was $338,568 and $633,510, respectively. Interest expense paid during the three months ended September 30, 2023 and 2022 was $63,351 and $211,170, respectively. Interest expense paid during the nine months ended September 30, 2023 and 2022 was $488,011 and $643,921, respectively.

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

CARES Act Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act provides for an employee retention credit (“CARES ERC”), which is a refundable tax credit equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee.

We qualified for the CARES ERC for qualified wages through September 30, 2021. We have submitted filings for refunds of the CARES ERC but cannot reasonably estimate when or if we will receive any or all of the requested refunds. We have elected to follow subtopic 450-30 of the FASB Accounting Standards Codification and to account for the CARES ERC only when all uncertainties regarding realization have been resolved. Subsequent to September 30, 2023 and as of the date of this Quarterly Report on Form 10-Q, we have received a refund of $120,771. The refund was recorded as other income during the three and nine months ended September 30, 2023 on our accompanying condensed consolidated statements of operations.

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

COVID-19 affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

SOLIGENIX, INC.

November 13, 2023	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)