Form 10-K
period 2023-12-31
SOLIGENIX, INC.
filed 2024-03-15
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $6,846,887 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2023.

On March 8, 2024, there were 10,524,437 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	our ability to secure government grants or contracts to support our vaccine development;
●	our ability to maintain our listing on Nasdaq and meet Nasdaq’s listing requirements;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;
●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;
●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. Coronavirus Disease 2019 (“COVID-19”)); and
●	other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the

ii

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the Phase 3 FLASH (Fluorescent Light Activated Synthetic Hypericin) study, regulatory approval is being pursued in the U.S. and Europe. Following submission of a new drug application (“NDA”) for HyBryte™ in the treatment of CTCL, we received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”). We had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards U.S. marketing approval and commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second, Phase 3 pivotal study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. Based on this feedback, we are collaboratively engaging in active discussions with both the FDA and the European Medicines Agency (“EMA”) in order to define the protocol and evaluate the feasibility of conducting the additional Phase 3 clinical trial evaluating HyBryte™ in the treatment of CTCL in support of potential marketing approval.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, our first-in-class Innate Defense Regulator (“IDR”) technology, and dusquetide (SGX942 and SGX945) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer and aphthous ulcers in Behçet’s Disease.

Our Public Health Solutions business segment includes development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease and our vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVax™, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency (“DTRA”).

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Fluorescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), collaboratively engage in discussions with both the FDA and EMA in order to define the protocol and evaluate the feasibility of conducting a second clinical study in order to advance HyBryte™ towards U.S. marketing approval and commercialization while continuing to explore potential marketing approval and partnership in Europe.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expanding development of dusquetide under the research name SGX945 into Behçet’s Disease with the conduct of a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with U.S. government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Specialized BioTherapeutics Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
HyBryte™	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); NDA submitted December 2022; FDA RTF letter received February 2023; Type A meeting with the FDA convened April 2023, in which the FDA determined that a second positive Phase 3 study would be required to support a NDA submission; actively engaged in formal protocol discussions with both the FDA and the EMA to define the protocol for, and evaluate feasibility of conducting, an additional Phase 3 clinical trial (as requested

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
by the FDA); final outcome of discussions anticipated in the first half of 2024

SGX302	Mild-to-Moderate Psoriasis

Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the FDA; Phase 2a study remains ongoing having demonstrated biological effect in Cohort 1 and clinically meaningful benefit in Cohort 2

SGX942†	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: the primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group; analyzed full dataset from Phase 3 study and designing a second Phase 3 clinical trial; continued development contingent upon identification of partnership

SGX945	Aphthous Ulcers in Behçet’s Disease	Phase 2a protocol and IND clearance received from the FDA; Phase 2a study to be initiated in the second half of 2024

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, and Marburg viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

†	Contingent upon continued government contract/grant funding or other funding source.

Specialized BioTherapeutics Overview

Synthetic Hypericin

Synthetic Hypericin is a potent photosensitizer that is topically applied to skin lesions, taken up by cutaneous T-cells and then activated by safe visible light. Hypericin is also found in several species of Hypericum plants, although the active moiety used in HyBryte™ and SGX302 is chemically synthesized by a proprietary manufacturing process and not extracted from plants. Importantly, hypericin is optimally activated with visible light thereby avoiding the negative consequences of ultraviolet (“UV”) light. Other light therapies using UVA or UVB light can result in serious adverse effects including secondary skin cancers.

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

Synthetic hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing UV light) is a major advance in photodynamic therapy. In a small published Phase 1/2 proof of concept pilot clinical study using synthetic hypericin twice weekly for six weeks, statistically significant efficacy was demonstrated in patients with CTCL (58.3% response, p=0.04) and psoriasis (80% response, p<0.02). Subsequently, a published Phase 3 study in CTCL has further confirmed the biological efficacy of synthetic hypericin (termed HyBryte™ in the context of CTCL).

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

In July 2022, we received agreement from the FDA on an initial pediatric study plan (“iPSP”) for HyBryte™ for the treatment of CTCL. The agreed iPSP stipulates that we intend to request a full waiver of pediatric studies upon submission of the NDA. Agreement with FDA on an iPSP is one of the regulatory requirements that must be met prior to submitting a NDA.

In September 2022, the FDA awarded an Orphan Products Development grant to support the evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. The grant, totaling $2.6 million over four years, was awarded to a prestigious academic institution that was a leading enroller in the published positive Phase 3 FLASH study in the treatment of early stage CTCL.

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

In May 2023, we were granted a follow-on Type A meeting with the FDA to initiate formal discussions regarding the protocol design of a second, Phase 3 pivotal study evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval. These protocol discussions with the FDA remain ongoing. We will provide further update once final FDA clarity is obtained. Additionally, we are currently also evaluating the potential for HyBryte™ marketing approval in Europe.

In August 2023, patient enrollment was opened for the investigator-initiated study (“IIS”). IIS is supported by an Orphan Products Development grant of $2.6 million over four years awarded by the FDA to a prestigious academic institution that was a leading enroller in the published positive Phase 3 FLASH study in the treatment of early stage CTCL. The IIS will evaluate the expanded treatment, including up to 12 months of treatment, with HyBryte™ in patients with early-stage CTCL.

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

SGX302 – for Treating Mild-to-Moderate Psoriasis

SGX302 (synthetic hypericin) is a potent photosensitizer that is topically applied to skin lesions and taken up by cutaneous T-cells. With subsequent activation by safe, visible light, T-cell apoptosis is induced, addressing the dysregulated T-cells found in psoriasis lesions. Other PDTs have shown efficacy in psoriasis with a similar apoptotic mechanism, albeit using UV light associated with more severe potential long-term toxicities. The use of visible light in the red-yellow spectrum has the advantage of deeper penetration into the skin (much more than UV light) potentially treating deeper skin disease and thicker plaques and lesions, similar to what was observed in the positive Phase 3 FLASH study in CTCL. Further, this treatment approach avoids the risk of secondary malignancies (including melanoma) inherent with both the frequently used DNA-damaging drugs and other phototherapies that are dependent on UVA or UVB exposure. The use of SGX302 coupled with safe, visible light also avoids the risk of serious infections and cancer associated with the systemic immunosuppressive treatments used in psoriasis.

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

In October 2022, we announced the formation of a Medical Advisory Board to provide medical/clinical strategic guidance to advance the Phase 2a clinical development of SGX302 for the treatment of mild-to-moderate psoriasis.

In July 2023, we expanded the Phase 2a trial of SGX302 after demonstration of biological effect in the initial five subjects (Cohort 1). The study is expected to enroll at least an additional ten subjects, exploring the use of SGX302 in the standard of care psoriasis setting, prior to undertaking the larger phase of the study.

In January 2024, positive preliminary results of clinical success were demonstrated in the Cohort 2 subjects enrolled in the ongoing Phase 2a study. In the four evaluable patients from Cohort 2 (one patient withdrew early in the treatment course for personal reasons unrelated to the study), two reached a disease status of “Almost Clear” represented by an Investigator Global Assessment score of 1, which is considered the standard clinical measure for treatment success in psoriasis. In addition, the Psoriasis Activity and Severity Index score, another well-characterized measure of treatment success, for patients in Cohort 2 had a mean drop of approximately 50% over the 18-week treatment. SGX302 therapy was well tolerated by all patients with no drug related adverse events identified.

We estimate the potential worldwide market for SGX302 is in excess of $1 billion for the treatment of mild-to-moderate psoriasis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

In June 2022, an article was published describing the binding of our IDR, dusquetide, to the p62 protein. Dusquetide binds to p62 or SQSTM-1, a scaffold protein implicated in a number of intracellular signaling networks implicated in tumor cell survival, including autophagy. This publication elaborates on the direct interaction of dusquetide with p62, as well as some of the direct downstream consequences of that interaction, consistent with its observed anti-infective, anti-tumor and anti-inflammatory activities. This information advances the understanding of dusquetide's novel mechanism of action and supports the development of analogs related to dusquetide.

We estimate the potential worldwide market for SGX942 is in excess of $500 million for the treatment of oral mucositis. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

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

SGX945 – for Treating Aphthous Ulcers in Behçet’s Disease

SGX945 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of aphthous Ulcers in Behçet’s Disease. Behçet’s Disease is an orphan disease and an area of unmet medical need.

In November 2023, the FDA cleared the IND application for a Phase 2a clinical trial entitled, “Pilot Study of SGX945 (Dusquetide) in the Treatment of Aphthous Ulcers in Behçet’s Disease.” The study is designed to evaluate the safety and potential efficacy of SGX945 (dusquetide) in the resolution of aphthous flares in Behçet’s Disease and is expected to begin patient enrollment in the second half of 2024.

In January 2024, SGX945 received Fast Track designation for the treatment of oral lesions of Behçet’s Disease from the FDA.

In February 2024, we announced the formation of a Medical Advisory Board to provide medical/clinical strategic guidance to advance the clinical development of SGX945 for the treatment of Behçet's Disease.

We estimate the potential worldwide market for SGX945 is in excess of $200 million for the treatment of aphthous ulcers in Behçet’s Disease. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

Behçet’s Disease

Behçet’s Disease (“BD”) is commonly known as an inflammatory disorder of the blood vessels (vasculitis). Often first diagnosed in young adults, its effects and severity will wax and wane over time. Major signs and symptoms usually include mouth sores (approximately 95% of patients), skin rashes and lesions (approximately 50% of patients), genital sores (approximately 50% of patients), leg ulcers (approximately 40% of patients) and eye inflammation (approximately 15% of patients). It is a painful disease, directly impacting the patient’s quality of life and ability to productively engage in life activities, including work.

BD is thought to be an auto-immune disease with both genetic and environmental factors. It is most common along the “silk road” in the Middle East and East Asia, including Turkey, Iran, Japan and China. There are approximately 18,000 known cases of BD in the U.S. and 80,000 in Europe. There are as many as 1,000,000 people worldwide living with BD.

There is no cure for BD, rather treatments are prescribed to manage symptoms. Treatments may include both maintenance therapies and those specifically addressing mucocutaneous flares (e.g., mouth ulcers, genital ulcers and leg ulcers). Corticosteroids are generally applied topically to sores and as eyedrops and may also be given systemically to reduce inflammation. Although used frequently, they have limited efficacy over the long-term and have significant side effects that become more concerning with more chronic use. Genital ulcers are often associated with significant genital scarring while leg ulcers can result in a post-thrombotic syndrome. Other treatments for BD flares involve suppressing the immune system with drugs (e.g., cyclosporine or cyclophosphamide). These drugs come with a higher risk of infection, liver and kidney problems, low blood counts and high blood pressure. Finally, anti-inflammatory drugs are also used, including anti-TNF medications. The only approved drug in BD is apremilast, which is used as a maintenance therapy to prevent formation of oral ulcers. Unfortunately, apremilast is associated with both high cost and side effects including diarrhea, nausea, upper respiratory tract infection and headache.

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

In May 2022, the U.S. Patent and Trademark Office issued a Notice of Allowance for the patent application titled “Composition and Methods of Manufacturing Trivalent Filovirus Vaccines.” The allowed claims are directed to unique, proprietary composition and methods directed to combinations of glycoprotein antigens with nano-emulsion adjuvants comprising sucrose fatty acid esters prior to lyophilization. The described vaccine platform has previously been successfully applied to filovirus vaccines (as mono-, bi- and tri-valent candidates for Zaire ebolavirus, Sudan ebolavirus and Marburg marburgvirus) as well as SARS-CoV-2 vaccine. No currently licensed lyophilized vaccine that contains an adjuvant is presented in a single vial format and there are few reports of successfully using nano-emulsions in lyophilized formulations. Previous work has demonstrated the use of a single vial platform to co-lyophilize antigen(s) and a nano-emulsion adjuvant, CoVaccine HT™, maintaining key adjuvant stability characteristics including particle size and colloidal stability, as well as maintaining immunogenicity. This most recent milestone confirms that, in the context of lethal challenge with Sudan ebolavirus, complete protection is maintained with the thermostabilized formulation.

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

In September 2023, positive data demonstrated two-year stability of thermostabilized bivalent and trivalent filovirus vaccine candidates at temperatures of 40 degrees C (104 degrees F) when formulated in a single vial, needing reconstitution only with sterile water immediately prior to use. This important milestone is part of an ongoing collaboration with UH Manoa, demonstrating the successful presentation of one or more antigen(s) within the same formulation while maintaining full potency and thermostability. It further demonstrates the broad applicability of the heat stable vaccine platform, and its potential role in the U.S. government’s initiative for pandemic preparedness.

In January 2024, Vaccine published the preclinical efficacy results of our novel, single-vial, thermostabilized bivalent filovirus vaccine providing 100% protection against both Sudan ebolavirus (SUDV) and Marburg marburgvirus (MARV) infections. The manuscript was entitled “Thermostable bivalent filovirus vaccine protects against severe and lethal Sudan ebolavirus and marburgvirus infection”.

RiVax® – for Protection Against Ricin Toxin Exposure

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

In December 2022, we published a paper demonstrating statistically significant correlates of protection predicting survival after lethal aerosolized ricin challenge in non-human primates. The article titled “Serum antibody profiling identifies vaccine-induced correlates of protection against aerosolized ricin toxin in rhesus macaques” was published in the journal npj Vaccines.

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

In May 2019, we were awarded a DTRA subcontract of approximately $600,000 over three years to participate in a biodefense contract for the development of medical countermeasures against bacterial threat agents. As of December 31, 2023, there was negligible revenue earned or expense incurred related to the DTRA subcontract; the funding for this subcontract has concluded.

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

HyBryte™ Competition

There is currently no approved cure for CTCL and treatments are prescribed to manage symptoms. The FDA has approved several treatments for later stages (IIB-IV) of CTCL and/or in conditions that are unresponsive to prior treatment. Three are targeted therapies (Targretin®-caps, Ontak® and Adcetris®), two are histone deacetylases inhibitors (Zolina® and Istodax®) and the remaining two are topical therapies (Valchor® and Targretin®-gel). There are currently no FDA approved therapies for the treatment of front-line, early stage (I-IIA) CTCL; however certain topical chemotherapies and topical, radiation, photodynamic and other therapies which are approved for indications other than CTCL are prescribed off-label for the treatment of early stage CTCL. These include narrow-band ultraviolet B (NB-UVB) light therapy and psoralen combined with ultraviolet A UVA light therapy (“PUVA”); however, PUVA treatments are usually limited to three times per week and 200 times in total due to the potentially carcinogenic side effect, while NB UVB is known to be effective against patches but less so against plaque lesions, common in early stage CTCL. There are other drugs currently in development that may have the potential to be used in early stage (I-IIA) CTCL, primarily in early Phase 1 and 2 clinical studies. Other treatments for later stage disease are not considered direct competitors.

SGX302 Competition

There is currently no approved cure for psoriasis and treatments are prescribed to manage symptoms. The FDA has approved several topical and systemic treatments for psoriasis. Systemic therapies dominate the treatment of severe and increasingly the more severe moderate patients, and include biologics aimed at reducing systemic inflammation. Skin directed therapy remains the primary treatment for mild-to-moderate disease. Current therapies for mild-to-moderate disease include psoralen activated by ultraviolet A (“PUVA”, a photodynamic therapy), emollients, topical steroids, vitamin D preparations including retinoids (e.g., Sorilux®, Dovonex®, Cacitrene®), coal tar, salicylic acid, calcineurin inhibitors (e.g., Prograf®, Elidel®, Zorac®, Tazorac®) and dithranols (e.g., Drithocreme®). Other phototherapy approaches include the use of both broad-band and narrow-band ultraviolet B light. There are also a number of ongoing Phase 2 and 3 clinical trials in mild to moderate psoriasis.

Compared to PUVA, photoactivated hypericin uses non-carcinogenic and more penetrative visible light (unlike ultraviolet light used with PUVA) and a non-mutagenic compound hypericin (unlike psoralen used with PUVA), and is more highly targeted and more commensurate with long-term treatment. Compared to other skin-directed therapies, photoactivated hypericin has demonstrated a comparatively low local irritancy/adverse event rate with minimal long-term skin effects. Compared to systemic therapies, commonly used in more severe patients only, photoactivated hypericin does not cause immunosuppression.

SGX94/942/945 Competition

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

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are several drugs in clinical development for oral mucositis – three in Phase 3 (brilacidin by Innovation Pharmaceuticals, Inc., a mucobuccal tablet by Monopar Therapeutics LLC and GC4419 by Galera Therapeutics, Inc.). There are various natural products in small and/or open label studies (including sage, turmeric, honey and olive oil). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard®, GelClair®, Episil®, and Caphosol®. These devices attempt to create a protective barrier around the oral ulceration with no biologic activity in treating the underlying disease.

There is currently no approved cure for BD and treatments are prescribed to manage symptoms. Treatments may include both maintenance therapies and those specifically addressing mucocutaneous flares (e.g., mouth ulcers, genital ulcers and leg ulcers). Corticosteroids are generally applied topically to sores and as eyedrops and may also be given systemically to reduce inflammation. Although used frequently, they have limited efficacy over the long-term and have significant side effects that become more concerning with more chronic use. Other treatments for BD flares involve suppressing the immune system with drugs (e.g., cyclosporine or cyclophosphamide). These drugs come with a higher risk of infection, liver and kidney problems, low blood counts and high blood pressure. For skin and mucosal manifestations of BD, anti-inflammatory drugs are also used, including colchicine, azathioprine, anti-TNF, anti-interferon alpha, anti-IL-17 and anti-IL-23 medications. The only approved drug in BD is apremilast, which is used as a maintenance therapy to prevent formation of oral ulcers. Apremilast is associated with both high cost and side effects including diarrhea, nausea, upper respiratory tract infection and headache.

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

There are no approved vaccines to prevent infection and/or mitigate exposure to Sudan ebolavirus or Marburg marburgvirus. There are other vaccine candidates in development, primarily using viral-vectored vaccine platforms. These platforms may be contra-indicated in the immune-compromised, pregnant individuals or children. They may also have limited efficacy on repeat administration.

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

In addition to issued and pending patents, we also have “Orphan Drug” designations for HyBryte™ in the U.S. and the EU for CTCL, as well as for RiVax® in the U.S. and EU. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for this indication that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or EU ten year post-approval exclusivity provided by Orphan Drug legislation.

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

ThermoVax® is the subject of U.S. patents 8,444,991 (expiring February 2030) and 8,808,710 (expiring March 2028) both issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and licensed to us by VitriVax, Inc. ThermoVax® is also U.S. patent application number 15/694.023 filed September 17, 2017 titled “Thermostable Vaccine Compositions and Methods of Preparing Same” and jointly invented by the UC and the Company. The patent application and the corresponding foreign filings are pending or granted and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable alum-adjuvanted vaccines for ricin toxin and Ebola virus. An additional patent, covering vaccine combinations such as ricin toxin and anthrax, was filed in 2015 and granted on May 21, 2019 in the U.S. (No. 10,293,041, titled “Multivalent Stable Vaccine Composition and Methods of Making Same”) and is expected to expire in 2035. A patent for unique, proprietary compositions and methods directed to combinations of glycoprotein antigens with nano-emulsion adjuvants comprising sucrose fatty acid esters prior to lyophilization was filed in 2020, granted in 2022 and expiring in 2040 (No. 11,433,129 titled “Compositions and Methods of Manufacturing Trivalent Filovirus Vaccines.”) Patent protection is also pursued worldwide with similar patents and expiry dates.

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

Research and Development Expenditures

We spent approximately $3.3 million and $7.9 million in the years ended December 31, 2023 and 2022, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2023 and 2022 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

As of December 31, 2023, we employed a total of 15 persons, including 2 part-time employees and 13 full-time employees, five of whom are MDs/PhDs. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be good.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risks include, but are not limited to, the following:

Risks Related to our Business

●	We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts or not be able to repay certain convertible notes.
●	Our losses from operations, negative cash flows, and shareholders’ deficit as of December 31, 2023 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.
●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2023 contains an explanatory paragraph relating to our ability to continue as a going concern.
●	If we are unable to develop our product candidates, our ability to generate revenues and viability as a company will be significantly impaired.
●	We have no approved products on the market and therefore do not expect to generate any revenues from product sales in the foreseeable future, if at all.
●	Our business is subject to extensive governmental regulation, which can be costly, time consuming and subjects us to unanticipated delays.
●	There may be unforeseen challenges in developing our biodefense products.
●	We are dependent on government funding, which is inherently uncertain, for the success of our public health business segment operations.
●	The terms of our loan and security agreement with Pontifax Medison Finance require, and any future debt financing may require, us to meet certain operating covenants and place restrictions on our operating and financial flexibility.
●	If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.
●	If we are not able to maintain or secure agreements with third parties for pre-clinical and clinical trials of our product candidates on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.
●	The manufacturing of our products is a highly exacting process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

●	Even if approved, our products will be subject to extensive post-approval regulation.
●	Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.
●	We do not have extensive sales and marketing experience and our lack of experience may restrict our success in commercializing some of our product candidates.
●	Our products, if approved, may not be commercially viable due to change in health care practice and third party reimbursement limitations.
●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If we fail to obtain or maintain orphan drug exclusivity for our product candidates, our competitors may sell products to treat the same conditions and our revenue will be reduced.
●	Federal and/or state health care reform initiatives could negatively affect our business.
●	We may not be able to retain rights licensed to us by third parties to commercialize key products or to develop the third party relationships we need to develop, manufacture and market our products.
●	We may suffer product and other liability claims; we maintain only limited product liability insurance, which may not be sufficient.
●	We may use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.
●	We may not be able to compete with our larger and better-financed competitors in the biotechnology industry.
●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
●	Our business could be harmed if we fail to retain our current personnel or if they are unable to effectively run our business.
●	Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations, and cash flows.
●	Adverse developments affecting financial institutions such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
●	We may not be able to utilize all of our net operating loss carryforwards.
●	Global pathogens could have an impact on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19).

Risks Related to our Intellectual Property

●	We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

Risks Related to Technology and Intellectual Property

●	Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected.
●	A cybersecurity incident could negatively impact our business and our relationships with our employees, service providers, patients, clinical study sites and government agencies.

Risks Related to our Securities

●	The price of our common stock may be highly volatile.
●	If we fail to meet Nasdaq’s listing requirements, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market and negatively impact our ability to raise capital.
●	Shareholders may suffer substantial dilution related to issued stock warrants, options and convertible notes.
●	Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.
●	Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.
●	We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
●	Upon our dissolution, our stockholders may not recoup all or any portion of their investment.
●	The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.
●	Repayment of certain convertible notes, if they are not otherwise converted, will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on our indebtedness.
●	The issuance of shares of common stock upon conversion of certain convertible notes could substantially dilute shareholders’ investments and could impede our ability to obtain additional financing.
●	Our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect holders of our common stock.

Risks Related to our Business

We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.

We have experienced significant losses since inception and, at December 31, 2023, had an accumulated deficit of approximately $225.7 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2023, we had approximately $8.4 million in cash and cash equivalents available, and as of March 8, 2024 we had approximately $7.5 million in cash and cash equivalents available. Without additional funding, based on our projected budgetary needs and funding from existing contracts and grants over the next year, we expect to be able to maintain the current level of our operations into the fourth quarter of 2024.

In September 2014, we entered into a contract with the NIH for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of HyBryte™ for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. In December 2020, we were awarded Direct to Phase II SBIR grant from NIAID of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and EVD vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. As of December 31, 2023, we had approximately $844,000 in awarded grant funding available.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2023, we have expended approximately $119 million developing our current product candidates for pre-clinical research and development and clinical trials. We currently expect to spend approximately $5.5 million for the year ending December 31, 2024 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements, of which approximately $0.3 million is expected to be reimbursed through our existing government grants.

We have no control over the resources and funding U.S. government agencies may devote to our programs, which may be subject to periodic renewal and which generally may be terminated by the government at any time for convenience. Any significant reductions in the funding of U.S. government agencies or in the funding areas targeted by our business could materially and adversely affect our biodefense program and our results of operations and financial condition. If we fail to satisfy our obligations under the government contracts, the applicable Federal Acquisition Regulations allow the government to terminate the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the government any incomplete work. If U.S. government agencies do not exercise future funding options under the contracts or grants, terminate the funding or fail to perform their responsibilities under the agreements or grants, it could materially impact our biodefense program and our financial results.

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

Our losses from operations, negative cash flows, and shareholders' deficit as of December 31, 2023 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

We have concluded that substantial doubt exists about our ability to continue as a going concern for the 12 months following the issuance of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2023, we had cash and cash equivalents of approximately $8.4 million and current liabilities of approximately $6.2 million. As of the issuance date of these financial statements, we believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they come due into the fourth quarter of 2024. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the issuance of the financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, and potentially amending the loan agreement with Pontifax Medison Finance to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce our liabilities; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2023 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2023 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to obtain the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

In December 2020, we entered into a loan and security agreement with Pontifax Medison Finance (the “Loan and Security Agreement”), that is secured by a lien covering substantially all of our assets, other than our intellectual property and licenses for intellectual property. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports, and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any material portion of our assets, incurring additional indebtedness, engaging in mergers or acquisitions, changing foreign subsidiary voting rights, repurchasing shares, paying dividends or making other distributions, making certain investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the Loan and Security Agreement or based upon our insolvency. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Even though we have orphan drug designation for HyBryte™ in the U.S. and Europe, and RiVax® in the U.S., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing drugs or biologic products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Absent patent or other intellectual property protection, even after an orphan drug is approved, the FDA or European Medicines Agency may subsequently approve the same drug with the same active moiety for the same condition if the FDA or European Medicines Agency concludes that the later drug is safer, more effective, or makes a major contribution to patient care.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. We sold 2022, 2021 and 2020 New Jersey NOL carryforwards, resulting in the recognition of $1,767,803 and $1,154,935 of income tax benefit, net of transaction costs during the years ended December 31, 2023 and 2022, respectively. We have not yet sold our 2023 New Jersey NOL carryforwards but may do so in the future. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our taxable income, our cash taxes may increase which may have an adverse effect on our financial condition.

Global pathogens that could have an impact on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19).

Global pathogens (e.g., SARS-CoV-2, the pathogen responsible for COVID-19) could cause an impact on financial markets and therefore repercussions to our operating business, including but not limited to, the sourcing of materials for our product candidates, manufacture of supplies for our preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for our trials due to such things as quarantines, our conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

The impacts of outbreaks are highly uncertain and cannot be predicted, and we cannot provide any assurance that any outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the pathogen.

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

Risks Related to Technology and Intellectual Property

Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected.

Our operations are increasingly dependent on technology. Our information technology systems are critical to our ability to develop our products and otherwise operating our business. Problems with the operation of the information or communication technology systems we use could adversely affect, or temporarily disable, all or a portion of our operations. Further, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.

A cybersecurity incident could negatively impact our business and our relationships with our employees, service providers, patients, clinical study sites and government agencies.

We use information technology and operational technology assets, including computer and information networks, in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, service providers, patients, clinical study sites and government agencies. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including clinical trial participants’ personal information, private information about employees and financial and strategic information about us and our business partners. If we fail to assess and identify cybersecurity threats, we may become increasingly vulnerable to such threats. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective. Also, the regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. This changing regulatory landscape may cause increasingly complex compliance challenges, which may increase our compliance costs. Any failure to comply with these changing security and privacy laws and regulations could result in significant penalties, fines, legal challenges and reputational harm. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of confidence, potential liability and competitive disadvantage.

Risks Related to our Securities

The price of our common stock may be highly volatile.

The market price of our securities, like that of many other research and development public pharmaceutical and biotechnology companies, has been highly volatile and the price of our common stock may be volatile in the future due to a wide variety of factors, including:

●	announcements by us or others of results of pre-clinical testing and clinical trials;
●	announcements of technological innovations, more important bio-threats or new commercial therapeutic products by us, our collaborative partners or our present or potential competitors;
●	failure of our common stock to continue to be listed or quoted on a national exchange or market system, such as Nasdaq or the New York Stock Exchange;
●	our quarterly operating results and performance;
●	developments or disputes concerning patents or other proprietary rights;
●	mergers or acquisitions;
●	litigation and government proceedings;

●	adverse legislation;
●	changes in government regulations;
●	our available working capital;
●	economic and other external factors; and
●	general market conditions.

Since January 1, 2023, the closing stock price of our common stock has fluctuated between a high of $7.65 per share to a low of $0.40 per share. On March 8, 2024, the last reported sale price of our common stock on The Nasdaq Capital Market was $0.77 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants, options and convertible promissory notes, could have an adverse effect on the market price of our shares.

If we fail to meet Nasdaq’s listing requirements, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market and negatively impact our ability to raise capital.

Companies trading on Nasdaq, such as our Company, must be reporting issuers under Section 12 of the Exchange Act, and must meet the listing requirements in order to maintain the listing of common stock on The Nasdaq Capital Market. If we do not meet these requirements, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

On June 23, 2023, we received a letter from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive trading days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until December 20, 2023, to regain compliance with the Minimum Bid Price Rule. We were unable to regain compliance with the Minimum Bid Price Rule prior to the expiration of the 180 calendar day period.

On December 21, 2023, we received written notice from Nasdaq stating that we had not complied with the Minimum Bid Price Rule and were not eligible for a second 180-day period because we did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market. In that regard, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 reported stockholders’ equity of $4,221,155. As a result, the notice indicated that our common stock would be suspended from trading on Nasdaq unless we requested a hearing before a hearings panel by December 28, 2023. Nasdaq has scheduled a hearing for March 26, 2024, which stayed any trading suspension of our common stock until completion of the Nasdaq hearing process and expiration of any additional extension period granted by the panel following the hearing.

There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Rule prior to the hearing date or at all, that Nasdaq will grant us an extension of time to achieve compliance with the Minimum Bid Price Rule or that our common stock will remain listed on The Nasdaq Capital Market.  If the hearing does not result in Nasdaq granting us an extension of time to achieve compliance with the Minimum Bid Price Rule, our common stock will be delisted from Nasdaq.

If our common stock is delisted from Nasdaq, it will have material negative impact on the actual and potential liquidity of our securities, as well as material negative impact on our ability to raise future capital. If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our securities;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

Shareholders may suffer substantial dilution related to issued stock warrants, options and convertible notes.

As of December 31, 2023, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	warrants to purchase a total of approximately 6,538,073 shares of our common stock at a current weighted average exercise price of $1.50;
●	options to purchase approximately 906,892 shares of our common stock at a current weighted average exercise price of $5.73; and
●	convertible promissory notes issued to Pontifax Medison Finance, of which there was $3,000,000 of principal and $63,351 of accrued interest outstanding. The Convertible Notes were convertible at (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 588,599 shares issuable upon conversion at December 31, 2023 and (ii) $1.70 with respect to all shares issuable upon conversion in excess of the first 588,599 shares issued upon conversion at December 31, 2023.

We also have an incentive compensation plan for our management, employees and consultants. We have granted, and expect to grant in the future, options to purchase shares of our common stock to our directors, employees and consultants. To the extent that warrants, options or convertible promissory notes are exercised or converted, our stockholders will experience dilution and our stock price may decrease.

Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these warrants, options and convertible promissory notes could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to SEC regulations for “penny stock.” The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements may adversely affect the market liquidity of our common stock.

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

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as HyBryte™, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 288 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the Asset Purchase Agreement, we initially paid $275,000 in cash and issued 12,328 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma. Also, on September 3, 2014, we entered into a Registration Rights Agreement with Hy Biopharma, pursuant to which we may be required to file a registration statement with the SEC. In March 2020, we issued 130,413 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $38.40 as a result of HyBryte™ demonstrating statistically significant treatment response in the Phase 3 clinical trial. We will be required to issue up to $5.0 million worth of our common stock (subject to a cap equal to 19.9% of our issued and outstanding common stock) in the aggregate, if HyBryte™ is approved for the treatment of CTCL by either the FDA or the EMA.

The number of shares that we may issue under the Asset Purchase Agreement will fluctuate based on the market price of our common stock. Depending on market liquidity at the time, the issuance of such shares may cause the trading price of our common stock to fall.

We may ultimately issue all, some or none of the additional shares of our common stock that may be issued pursuant to the Asset Purchase Agreement. We are required to register any shares issued pursuant to the purchase agreement for resale under the Securities Act of 1933, as amended (the “Securities Act”). After any such shares are registered, the holders will be able to sell all, some or none of those shares. Therefore, issuances by us under the purchase agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the issuance of a substantial number of shares of our common stock pursuant to the Asset Purchase Agreement, or the anticipation of such issuances, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The Convertible Notes are convertible into shares of our common stock and give the holders an opportunity to profit from a rise in the market price of our common stock such that conversion or exercise thereof could result in dilution of the equity interests of our shareholders. As of March 8, 2024, there was $2,900,858 of principal and $45,840 of accrued interest outstanding under the Convertible Notes. We have no control over whether the holders will exercise their right to convert their Convertible Notes. While the Convertible Notes are convertible at (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 442,400 shares issuable upon conversion as of March 8, 2024 and (ii) $1.70 with respect to all shares issuable upon conversion in excess of the first 442,400 shares issued upon conversion as of March 8, 2024, we cannot predict the market price of our common stock at any future date, and therefore, cannot predict whether the Convertible Notes will be converted. We also may choose to reduce the conversion price of the Convertible Notes, which would likely cause the Convertible Notes to be converted into a significant amount of our common stock and reduce our liabilities. The existence and potentially dilutive impact of the Convertible Notes may prevent us from obtaining additional financing in the future on acceptable terms, or at all.

Our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect holders of our common stock.

Under our Certificate of Incorporation, our Board of Directors is authorized to issue up to 230,000 shares of preferred stock, of which none are issued and outstanding as of the date of this prospectus. Also, our Board of Directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our Board of Directors causes shares of preferred stock to be issued, the rights of the holders of our common stock would likely be subordinate to those of preferred holders and therefore could be adversely affected. Our Board of Directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock. Preferred shares issued by our Board of Directors could include voting rights or super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred stock could also have conversion rights into shares of our common stock at a discount to the market price of our common stock, which could negatively affect the market for our common stock. In addition, preferred stock would have preference in the event of liquidation of the Company, which means that the holders of preferred stock would be entitled to receive the net assets of the Company distributed in liquidation before the holders of our common stock receive any distribution of the liquidated assets.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our technology and cybersecurity programs are crucial to maintaining secure operations, which enable us to deliver on our promise to maintain stakeholder trust. Our Chief Financial Officer is responsible for establishing, implementing and executing our cybersecurity program and strategy. Our CFO has over eight years of information technology, information technology audit, and cybersecurity experience, and is involved in following the latest developments in cybersecurity, including potential threats and innovative risk management techniques.

Our cybersecurity program is a critical component of our enterprise risk management process overseen by our Board of Directors, and we have integrated cybersecurity-related risks into our overall enterprise risk management framework. Additionally, cybersecurity-related risks are included in the risk universe that the risk management function evaluates to assess top risks to the enterprise on an annual basis.

Our personnel responsible for cybersecurity proactively identifies, manages, and mitigates cyber risk in a variety of ways, including but not limited to:

a.	A formal enterprise-wide cybersecurity policy and related standards;
b.	Cybersecurity training and employee phishing simulations;
c.	Scheduled and ad hoc internal and external penetration tests;
d.	Cyber incident response, IT disaster recovery, and business continuity plans;
e.	Cybersecurity assessments and remediation planning as part of our due diligence process;
f.	Identity and access management controls;
g.	Third-party risk assessment and management for vendors and third-party service providers; and
h.	Cyber incident exercises for our Board of Directors and management.

A primary element of our cybersecurity program is the implementation of controls that are aligned with industry guidelines and applicable regulations to identify threats, deter attacks, and protect our information security assets. We have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, including to monitor compliance with our agreements and regulatory and legal requirements. We also actively engage with industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

Our cybersecurity program is designed based on the concepts of control maturity and control efficacy. For control maturity, our cybersecurity program is aligned to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and is assessed annually by an independent third party against our yearly control maturity targets in the context of current cyber threat and industry trends. The NIST CSF assessment results are used to validate the progress made against the current year maturity targets, inform the program’s strategic priorities and establish maturity targets for the following year. These assessment results are provided to our Board of Directors on an annual basis.

For control efficacy, the cybersecurity program leverages a variety of metrics and measurements to demonstrate whether the control objectives are being consistently achieved within the target range. Monthly security operation (“SecOps”) reviews are utilized to monitor metric trends and root causes to determine potential capability improvements. The monthly SecOps reviews and related actions are aggregated into a subset of key metrics reviewed quarterly by the Board of Directors.

Cybersecurity Governance

Our Board of Directors oversees the management of our cybersecurity risk exposures and the steps management has taken to monitor and control such exposures. At each quarterly meeting, the Board of Directors receives an update from our CFO and other members of management on relevant topics, including cybersecurity program maturity progress, new capabilities implemented, penetration testing results, key cyber risk metrics (e.g., simulated phishing testing and vulnerability management) and notable incidents or events should they occur. On an annual basis, our Board of Directors meets with our CFO and our third-party cybersecurity consultant to review our cybersecurity strategy and the results of our NIST CSF assessment. In accordance with our cybersecurity incident response plan, our Board of Directors is promptly informed of potentially material cybersecurity incidents, including with respect to our third-party service providers.

Although we have experienced cybersecurity incidents from time to time that have not had a material adverse effect on our business, financial condition, or results of operations, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. For a discussion regarding risks from cybersecurity threats that have or are reasonably likely to affect us, see our risk factors, including the risk factors titled “Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected.” and “A cybersecurity incident could negatively impact our business and our relationships with employees, service providers, patients, clinical study sites and government agencies.” in Item 1A of this Annual Report on Form 10-K.

Item 2. Properties

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended from November 2022 to October 2025. The current rent is approximately $11,367 per month and will remain so through October 2024. The rent for the lease period starting November 2024 is approximately $11,625 per month. Our office space is sufficient for our current needs. We may add new space or expand existing space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	Price Range
Period	High	Low
Year Ended December 31, 2022:
First Quarter	$13.65	$8.70
Second Quarter	$12.00	$5.70
Third Quarter	$15.00	$6.45
Fourth Quarter	$10.95	$5.85
Year Ended December 31, 2023:
First Quarter	$8.10	$1.75
Second Quarter	$4.20	$0.64
Third Quarter	$0.74	$0.42
Fourth Quarter	$2.00	$0.38

Our stock is listed on The Nasdaq Capital Market under the symbol “SNGX.” The Nasdaq Capital Market prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. On March 8, 2024, the last reported price of our common stock quoted on The Nasdaq Capital Market was $0.77 per share.

Unregistered Sales of Equity Securities

Other than as previously reported, we did not issue any unregistered shares during the year ended December 31, 2023. We issued a total of 146,199 shares of common stock to two lenders upon conversion of approximately $100,000 of principal under promissory notes at a conversion price of $0.68 on January 3, 2024. Such promissory notes may be converted at (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 442,400 shares issuable upon conversion as of March 8, 2024 and (ii) $1.70 with respect to all shares issuable upon conversion in excess of the first 442,400 shares issued upon conversion as of March 8, 2024.

The issuance of common stock as described above was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to information about us.

Transfer Agent

Shares of our common stock are issued in registered form. Equiniti Trust Company, LLC, 6201 15th Avenue, Brooklyn, NY 11219 (Telephone: (718) 921-8200; Facsimile: (718) 765-8719) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of March 8, 2024, there were 112 holders of record of our common stock. As of such date, 10,524,437 shares of our common stock were issued and outstanding.

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the Phase 3 FLASH (Fluorescent Light And Synthetic Hypericin) study, regulatory approval is being pursued in the U.S. and Europe. Following submission of a new drug application (“NDA”) for HyBryte™ in the treatment of CTCL, we received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”). We had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards U.S. marketing approval and commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second, Phase 3 pivotal study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. Based on this feedback, we are collaboratively engaging in active discussions with both the FDA and the European Medicines Agency (“EMA”) in order to define the protocol and evaluate the feasibility of conducting the additional Phase 3 clinical trial evaluating HyBryte™ in the treatment of CTCL in support of potential marketing approval.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, our first-in-class Innate Defense Regulator (“IDR”) technology, and dusquetide (SGX942 and SGX945) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer and aphthous ulcers in Behçet’s Disease.

Our Public Health Solutions business segment includes development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease and our vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVax™, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases, the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

An outline of our business strategy follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), collaboratively engage in discussions with both the FDA and EMA in order to define the protocol and evaluate the feasibility of conducting a second clinical study in order to advance HyBryte™ towards U.S. marketing approval and commercialization while continuing to explore potential marketing approval and partnership in Europe.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expanding development of dusquetide under the research name SGX945 into Behçet’s Disease with the conduct of a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with U.S. government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Specialized BioTherapeutics Product Candidates

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
HyBryte™	Cutaneous T-Cell Lymphoma

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); NDA submitted December 2022; FDA RTF letter received February 2023; Type A meeting with the FDA convened April 2023, in which the FDA determined that a second positive Phase 3 study would be required to support a NDA submission; actively engaged in formal protocol discussions with both the FDA and the EMA to define the protocol for, and evaluate feasibility of conducting, an additional Phase 3 clinical trial (as requested by the FDA); final outcome of

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
these discussions anticipated in the first half of 2024

SGX302	Mild-to-Moderate Psoriasis

Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the FDA; Phase 2a study remains ongoing having demonstrated biological effect in Cohort 1 and clinically meaningful benefit in Cohort 2

SGX942†	Oral Mucositis in Head and Neck Cancer

Phase 2 trial completed; demonstrated significant response compared to placebo with positive long-term (12 month) safety also reported; Phase 3 clinical trial results announced December 2020: The primary endpoint of median duration of severe oral mucositis (“SOM”) did not achieve the pre-specified  criterion  for  statistical  significance  (p≤0.05);  although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group; analyzed full dataset from Phase 3 study and designing a second Phase 3 clinical trial; continued development contingent upon identification of partnership

SGX945	Aphthous Ulcers in Behçet’s Disease	Phase 2a protocol and IND clearance received from the FDA; Phase 2a study to be initiated in the second half of 2024

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, and Marburg viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical
†	Contingent upon continued government contract/grant funding or other funding source.

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

Material Changes in Results of Operations

Year Ended December 31, 2023 Compared to 2022

For the year ended December 31, 2023, we had a net loss of $6,140,730 as compared to a net loss of $13,798,339 for the prior year, representing decreased net loss of $7,657,609 or 55%. The decrease in net loss is primarily attributed to decreases in operating expenses and interest expense as well as an increase in other income. For the year ended December 31, 2023, we had revenues of $839,359 as compared to $948,911 for the prior year, representing a decrease of $109,552 or 12%. The decrease in revenues was primarily a result of the recognition of licensing revenue in 2022 partially offset by an increase in grant revenue during 2023.

We incurred costs related to contract and grant revenues in the year ended December 31, 2023 and 2022 of $742,048 and $550,822, respectively, representing an increase of $191,226 or 35%. The increase in costs was primarily the result of an increase in costs relating to the HyBryte™ investigator-initiated study.

Our gross profit for the year ended December 31, 2023 was $97,311 or 12% of total revenues as compared to $398,089 or 42% of total revenues for the prior year, representing a decrease of $300,778 or 76%. The decrease in gross profit was primarily the result of the recognition of higher margin licensing revenue in 2022 and the lower margin grant revenue associated with the HyBryte™ investigator-initiated study during 2023.

Research and development expenses decreased by $4,631,390 or 58% to $3,312,699 for year ended December 31, 2023 as compared to $7,944,089 for the prior year. The decrease in research and development spending for the year ended December 31, 2023 was primarily related to the decrease in manufacturing and regulatory costs associated with the HyBryte™ NDA filing.

General and administrative expenses decreased by $2,210,352 or 33%, to $4,482,552 for the year ended December 31, 2023, as compared to $6,692,904 for the prior year. This decrease is primarily related to a reduction in legal and consulting expenses.

The amendment to the convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”) – see Note 5 –, resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on our accompanying consolidated statements of operations during the year ended December 31, 2023. The fair value of the convertible debt as of December 31, 2023 was approximately $3,260,934, which resulted in the recognition of $43,066 of other income from the change in the fair value of the convertible debt on our accompanying consolidated statements of operations during the year ended December 31, 2023. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Total other expense for the year ended December 31, 2023 was $210,593 as compared to $714,370 of total other expense for the prior year, reflecting a decrease of $503,777 or 71%. The decrease in total other expense was primarily associated with the reduction in interest resulting from the repayment of a portion of the convertible debt principal balance and higher interest income earned on cash balances.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. We sold 2022, 2021 and 2020 New Jersey NOL carryforwards resulting in the recognition of income tax benefits, net of transaction costs of $1,767,803 and $1,154,935 during the years ended December 31, 2023 and 2022, respectively. We sold our 2022 New Jersey NOLs and have recorded a receivable of $606,606 which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet for the year ended December 31, 2023. We have not yet sold our 2023 New Jersey NOL carryforwards but may do so in the future. We will continue to explore opportunities to sell unused NOL carryforwards for the year ended December 31, 2023. However, there can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2023 and 2022: Specialized BioTherapeutics and Public Health Solutions.

The Specialized BioTherapeutics business segment had revenue of $395,124 for the year ended December 31, 2023 as compared to $31,929 for the year ended December 31, 2022, representing an increase of $363,195 or 100%. The increase was due to increased reimbursable development activity under the grant to support the investigator-initiated study of HyBryte™ for expanded treatment in patients with early-stage CTCL.

Revenues for the Public Health Solutions business segment for the year ended December 31, 2023 were $444,235 as compared to $916,982 for the year ended December 31, 2022, representing a decrease of $472,747 or 52%. The decrease in revenues was primarily the result of the recognition of licensing revenue in 2022 and the conclusion of the grant associated with the development of SGX943.

Loss from operations for the Public Health Solutions business segment for the year ended December 31, 2023 was $36,531 as compared to income from operations of $26,612 for the year ended December 31, 2022, representing a decrease of $63,143 or 237%. The loss for the year ended December 31, 2023 is attributable to the recognition of licensing revenue in 2022 and additional expenses incurred due to the expiration of grants and contracts. Loss from operations for the Specialized BioTherapeutics business segment for the year ended December 31, 2023 was $2,812,303 as compared to $7,614,988 for the year ended December 31, 2022, representing a decreased loss of $4,802,685 or 63%. This decreased loss is primarily attributed to the decrease in manufacturing and regulatory costs associated with the HyBryte™ NDA filing.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2023, we had cash and cash equivalents of $8,446,158 as compared to $13,359,615 as of December 31, 2022, representing a decrease of $4,913,457 or 37%. As of December 31, 2023, we had working capital of $3,355,212, representing an increase of $6,018,933 as compared to a working capital deficit of ($2,663,721) for the prior year. The decrease in cash and cash equivalents was primarily related to cash used in operating activities. The increase in working capital is primarily the result of the net proceeds received from financing activities partially offset by the immediate paydown of $5 million of outstanding debt principal balance and any accrued interest resulting from the amendment to the convertible debt financing agreement with Pontifax during the year ended December 31, 2023.

We believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they become due into the fourth quarter of 2024. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, securing additional proceeds available from the sale of shares of our common stock via an At Market Issuance Sales Agreement and potentially amending the loan agreement with Pontifax to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce our debt repayments; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $844,000 in active government grant funding still available as of December 31, 2023 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We completed a public offering of 2,301,500 shares of our common stock, pre-funded warrants to purchase 4,237,000 shares of our common stock and common warrants to purchase up to 6,538,500 shares of our common stock at a combined public offering price of $1.30. The pre-funded warrants had an exercise price of $0.001. The common warrants have an exercise price of $1.50 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to us from this offering were approximately $8.5 million before deducting commissions and other estimated offering expenses. We plan to use the proceeds for further support of our programs, as well as for working capital; and
●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the year ending December 31, 2024 to be approximately $5.5 million before any contract or grant reimbursements, of which approximately all relates to the Specialized BioTherapeutics business segment. We anticipate grant reimbursements for the same period of approximately $0.3 million to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2023 and 2022:

	2023	2022
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$133,186	$346,894
SGX942 (Dusquetide)	(28,570)	295,376
CiVax™	—	22,901
HyBryte™ (SGX301 or synthetic hypericin)	2,698,609	6,831,827
Other	509,474	447,091
Total	$3,312,699	$7,944,089

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$—	$22,161
CiVax™	311,495	398,001
SGX943	35,429	98,731
HyBryte™ (investigator-initiated study)	395,124	31,929
Total	742,048	550,822
Grand Total	$4,054,747	$8,494,911

Contractual Obligations

We have licensing fee commitments of approximately $230,000 as of December 31, 2023 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,367 per month will be maintained until November 2024 when it will be increased to $11,625 where it will remain until expiration. Our office space is sufficient for our current needs.

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

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on our accompanying consolidated statements of operations during the year ended December 31, 2023.  The fair value of the convertible debt as of December 31, 2023 was approximately $3,260,934, which resulted in the recognition of $43,066 of other income from the change in the fair value of the convertible debt on our accompanying consolidated statements of operations during the year ended December 31, 2023. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Pontifax may elect to convert the outstanding loan drawn under the first tranche into shares of our common stock at any time prior to repayment. We also have the ability to force the conversion of the loan into shares of our common stock, subject to certain conditions.

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

We qualified for the CARES ERC for qualified wages through September 30, 2021. We have submitted filings for refunds of the CARES ERC but cannot reasonably estimate when or if we will receive any or all of the requested refunds. We have elected to follow subtopic 450-30 of the FASB Accounting Standards Codification and to account for the CARES ERC only when all uncertainties regarding realization have been resolved. During October 2023, we received a refund of $120,771. The refund was recorded as other income on our accompanying consolidated statements of operations.

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

COVID-19 affected our operations but did not have a material impact on our business, operating results, financial condition or cash flows as of and for the year ended December 31, 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 15, 2023, we filed a Form 8-K announcing a change in our independent registered public accounting firm. Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2022 and the Proxy Statement for our 2023 Annual Meeting of Stockholders, the Audit Committee of our Board of Directors conducted a competitive process to determine our independent registered public accounting firm for the fiscal year ending December 31, 2023. The Audit Committee solicited information from several independent registered public accounting firms, including EisnerAmper LLP (“EisnerAmper”), our former independent registered public accounting firm, in this process.

Following receipt and review of proposals from the independent registered public accounting firms that participated in the process, the Audit Committee of our Board of Directors recommended and authorized the dismissal of EisnerAmper as our independent registered public accounting firm, and authorized the engagement of Cherry Bekaert LLP (“Cherry Bekaert”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2023. The termination of EisnerAmper as our independent registered public accounting firm became effective immediately, with Cherry Bekaert commencing work with respect to our unaudited interim financial statements as of and for the quarter ended September 30, 2023, and the filing of the related Quarterly Report on Form 10-Q.

No audit report of EisnerAmper on our financial statements for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.  The report of EisnerAmper on our financial statements for the fiscal year ended December 31, 2022 was prepared assuming that we would continue as a going concern and included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern as result of recurring losses from operations and an expectation that losses would be incurred for the foreseeable future.

During our two most recent fiscal years and subsequent interim period preceding EisnerAmper’s dismissal, there was no “disagreement” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of EisnerAmper, would have caused EisnerAmper to make reference to the matter in their report.

During our two most recent fiscal years and subsequent interim period preceding EisnerAmper’s dismissal, there were no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K.  Our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. Specifically, our management concluded that our processes and procedures around the accounting for complex financial instruments issued by us resulted in a delay in finalizing the financial statements.  Inasmuch as such delay caused us to utilize the five-day extension of the original due date of the Quarterly Report on Form 10-Q provided by Rule 12b-25 of the Exchange Act, our management concluded that our disclosure controls and procedures were not effectively designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We provided EisnerAmper with a copy of the September 15, 2023 Form 8-K prior to its filing with the SEC and requested EisnerAmper to furnish us with a letter addressed to the SEC stating whether EisnerAmper agreed with the statements made by us in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it did not agree.

In conjunction with the request for proposal and review of information from other independent registered public accounting firms noted above, on September 15, 2023, we engaged Cherry Bekaert to serve as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2023, and to perform a review of our interim financial statements for the third fiscal quarter of 2023.

During our two most recent fiscal years and subsequent interim period preceding Cherry Bekaert’s engagement, neither we nor anyone on our behalf consulted Cherry Bekaert regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided by Cherry Bekaert to us that Cherry Bekaert concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 15, 2024.

Name	Age	Position
Christopher J. Schaber, PhD	57	Chairman of the Board, Chief Executive Officer and President
Gregg A. Lapointe, CPA, MBA	65	Director
Diane L Parks, MBA	71	Director
Robert J. Rubin, MD	78	Director
Jerome B. Zeldis, MD, PhD	73	Director
Jonathan Guarino, CPA, CGMA	51	Chief Financial Officer, Senior Vice President and Corporate Secretary
Oreola Donini, PhD	52	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	72	Chief Medical Officer and Senior Vice President

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

Diane L. Parks, MBA has been a director since July 2019. From February 2016 until July 2018, she served as Head of U.S. Commercial and Senior Vice President of Marketing, Sales & Market Research at Kite Pharma, Inc., a privately-held biopharma company developing cancer immunotherapy products with a primary focus on genetically engineered autologous T cell therapy with chimeric antigen receptors. From October 2014 to October 2015, Ms. Parks served as Vice President of Global Marketing at Pharmacyclics LLC, a privately-held biopharmaceutical company primarily focused on the development of cancer therapies. Prior to Pharmacyclics LLC, Ms. Parks held senior leadership roles as Vice President of Sales for Amgen, Inc., a publicly-traded biopharmaceutical company, representing oncology and nephrology products, and Senior Vice President of Specialty Biotherapeutics and Managed Care at Genentech, Inc., a biotechnology company that discovers, develops, manufactures and commercializes medicines to treat patients with serious or life-threatening medical conditions that was acquired by Roche Holding AG in 2009. At Genentech, she led the launches of multiple products as well as commercial development of Lucentis® and Rituxan®. Since May 2019, she has been a member of the board of directors of Calliditas Therapeutics AB, a biopharmaceutical company, the shares of which are traded on the Nasdaq Stockholm Exchange, that is developing and commercializing pharmaceutical products for patients with significant unmet medical needs in niche indications. She is also a member of the board of directors of Kura Oncology, a biopharmaceutical company, the shares of which are traded on US Nasdaq, that is developing a pipeline of precision medicines for the treatment of solid tumors and blood cancers. Since October 2019 Ms. Parks has been a member of the board of directors for TriSalus Life Sciences, an early stage company focused on improving patient outcomes in pancreatic and other highly intractable solid tumors. Ms. Parks holds a BS from Kansas State University and a master’s of business administration in marketing from Georgia State University. She has been a commercial leader in the biotech and pharma industry for over 30 years. Ms. Parks was selected to serve as a member of our Board of Directors because of her over 30 years’ experience as a businesswoman and commercial executive with an extensive record of driving profitable growth for large pharmaceutical and biotech companies.

Robert J. Rubin, MD has been a director since October 2009. Dr. Rubin was a clinical professor of medicine at Georgetown University from 1995 until 2012 when he was appointed a Distinguished Professor of Medicine. From 1987 to 2001, he was President of the Lewin Group (purchased by Quintiles Transnational Corp. in 1996), an international health policy and management consulting firm. From 1994 to 1996, Dr. Rubin served as Medical Director of ValueRx, a pharmaceutical benefits company. From 1992 to 1996, Dr. Rubin served as President of Lewin-VHI, a health care consulting company. From 1987 to 1992, he served as President of Lewin-ICF, a health care consulting company. From 1984 to 1987, Dr. Rubin served as a principal of ICF, Inc., a health care consulting company. From 1981 to 1984, Dr. Rubin served as the Assistant Secretary for Planning and Evaluation at the Department of Health and Human Services and as an Assistant Surgeon General in the U.S. Public Health Service. Dr. Rubin has served on the Board of BioTelemetry, Inc. (formerly known as CardioNet, Inc.) from 2007 to February 2021. He is currently on the Board of Cerium Pharmaceuticals where he is also the acting Chief Medical Officer since July 2022. He is a board certified nephrologist and internist. Dr. Rubin received an undergraduate degree in Political Science from Williams College and his medical degree from Cornell University Medical College. Dr. Rubin was selected to serve as a member of our Board of Directors because of his vast experience in the health care industry, including his experience as a nephrologist, internist, clinical professor of medicine and Assistant Surgeon General, and his business experience in the pharmaceutical industry.

Jerome B. Zeldis, MD, PhD has been a director since June 2011. In March 2023 Dr. Zeldis retired as Executive Vice President, Research and Development of Neximmune. He was the Chief Medical Officer and President of Clinical Research, Drug Safety and Regulatory of Sorrento Therapeutics, Inc. and Celularity, Inc. Previously, Dr. Zeldis was Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene Corporation, a publicly traded, fully integrated biopharmaceutical company. He was employed by Celgene from 1997 to 2016. From September 1994 to February 1997, Dr. Zeldis worked at Sandoz Research Institute and the Janssen Research Institute in both clinical research and medical development. He has been a board member of several biotechnology companies and is currently on the boards of Metastat, Inc., PTC Therapeutics Inc., BioSig Technologies, Inc., the Castleman's Disease Organization and Alliqua, Inc. He has previously served on the boards of the NJ Chapter of the Arthritis Foundation and PTC Therapeutics, Inc. Additionally, he has served as Assistant Professor of Medicine at the Harvard Medical School from July 1987 to September 1988, Associate Professor of Medicine at University of California, Davis from September 1988 to September 1994, Clinical Associate Professor of Medicine at Cornell Medical School from January 1995 to December 2003 and Professor of Clinical Medicine at the Robert Wood Johnson Medical School from July 1998 to June 2010. Dr. Zeldis received a BA and an MS from Brown University, and an MD, and a PhD in Molecular Biophysics and Biochemistry from Yale University. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. Dr. Zeldis was selected to serve as a member of our Board of Directors because of his experience as an executive officer of a publicly traded biopharmaceutical company and in clinical research and medical development, and his experience in the health care industry, including his experience as an internist, gastroenterologist and professor of medicine.

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

Oreola Donini, PhD, has been with our company since August 2013 and is currently our Chief Scientific Officer and Senior Vice President, a position she has held since December 2014. Dr. Donini served as our Vice President of Preclinical Research and Development from August 2013 until December 2014. She has more than 20 years’ experience in drug discovery and preclinical development with start-up biotechnology companies. From 2012 to 2013, Dr. Donini worked with ESSA Pharma Inc. as Vice President Research and Development. From 2004 to 2013, Dr. Donini worked with Inimex Pharmaceuticals Inc. (“Inimex”), lastly as Senior Director of Preclinical R&D from 2007 to 2013. Prior to joining Inimex, she worked with Kinetek Pharmaceuticals Inc., developing therapies for infectious disease, cancer and cancer supportive care. Dr. Donini is a co-inventor and leader of our SGX94 innate defense regulator technology, developed by Inimex and subsequently acquired by us. She was responsible for overseeing the manufacturing and preclinical testing of SGX94, which demonstrated efficacy in combating bacterial infections and mitigating the effects of tissue damage due to trauma, infection, radiation and/or chemotherapy treatment. These preclinical studies resulted in a successful Phase 1 clinical study and clearance of Phase 2 protocols for oral mucositis in head and neck cancer and acute bacterial skin and skin structure infections. While with ESSA Pharma Inc. as the Vice President of Research and Development, Dr. Donini led the preclinical testing of a novel N-terminal domain inhibitor of the androgen receptor for the treatment of prostate cancer. While with Kinetek Pharmaceuticals Inc., her work related to the discovery of novel kinase and phosphatase inhibitors for the treatment of cancer. Dr. Donini received her PhD from Queen’s University in Kinston, Ontario, Canada and completed her post-doctoral work at the University of California, San Francisco. Her research has spanned drug discovery, preclinical development, manufacturing and clinical development in infectious disease, cancer and cancer supportive care.

Richard Straube, MD has been with our company since January 2014 and is currently our Senior Vice President and Chief Medical Officer. Dr. Straube is a board-certified pediatrician with over 35 years’ experience in both academia and industry, including clinical research experience in host-response modulation. From 2009 until joining our company, he was Chief Medical Officer of Stealth Peptides Incorporated, a privately-held, clinical stage, biopharmaceutical company. Prior to joining us, Dr. Straube served from 1988 to 1993 in various capacities, including most recently as Senior Director, Infectious Diseases and Immunology, Clinical Research, for Centocor, Inc., a privately-held biopharmaceutical company focused on developing monoclonal antibody-based diagnostics. While at Centocor, Inc., Dr. Straube was responsible for the initial anti-cytokine and anti-endotoxin programs targeted at ameliorating inappropriate host responses to infectious and immunologic challenges. Programs that he managed at Centocor, Inc. include assessments of immunomodulation using monoclonal removal of inciting molecular triggers, removal of internal immune-messengers, augmentation of normal host defenses, and maintenance of normal sub-cellular function in the face of injury. From 1993 to 1995, Dr. Straube was Director of Medical Affairs at T-cell Sciences, Inc., a privately-held biotechnology company. From 1995 to 1997, he was Director of Clinical Investigations of the Pharmaceutical Products Division of Ohmeda Corp., a privately-held biopharmaceutical company. He served from 1998 to 2007 as Executive Vice President of Research and Development and Chief Scientific Officer at INO Therapeutics LLC, a privately-held biotherapeutics company, where he was responsible for the clinical trials and subsequent approval of inhaled nitric oxide for the treatment of persistent pulmonary hypertension of the newborn. From 2007 to 2009, Dr. Straube was the Chief Medical Officer at Critical Biologics Corporation, a privately-held biotechnology company. Dr. Straube received his medical degree and residency training at the University of Chicago, completed a joint adult and pediatrician infectious diseases fellowship at the University of California, San Diego (“UCSD”), and as a Milbank Scholar completed training in clinical trial design at the London School of Hygiene and Tropical Medicine. While on the faculty at the UCSD Medical Center, his research focused on interventional studies for serious viral infections.

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

Role of the Board of Directors in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. The Board of Directors is engaged in the oversight of risk through regular updates from Dr. Schaber, in his role as our Chief Executive Officer, and other members of our management team, regarding those risks confronting us (including risks relating to regulatory compliance, information technology and cybersecurity, environmental and sustainability, climate change and public health), the actions and strategies necessary to mitigate those risks and the status and effectiveness of those actions and strategies. The updates are provided at regularly scheduled Board of Directors and committee meetings as well as through more frequent informal meetings that include our Board of Directors, our Chief Executive Officer, our Chief Financial Officer, our Chief Medical Officer and our Chief Scientific Officer and other members of our management team. The Board of Directors provides insight into the issues, based on the experience of its members, and provides constructive challenges to management’s assumptions and assertions.

In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

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

Clawback Policy

In 2023, we adopted a Clawback Policy in compliance with Nasdaq rules. Under our Clawback Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under United States securities laws, we will be entitled to recover (and will seek to recover), from our executive officers, any excess incentive-based compensation received by our executive officers during the three-year period prior to the date on which we are required to prepare the restatement. This policy applies to both equity-based and cash compensation awards. The “excess compensation” is the difference between the actual amount that was paid and the amount that would have been paid if the financial statements were prepared properly in the first instance. To ensure that we can enforce the Clawback Policy, we require each executive officer subject to the policy to execute an acknowledgement stating that the executive has received and reviewed the policy and agrees that he or she is fully bound by the policy.

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

SS&A did not provide any services to us other than its services as the Compensation Committee’s independent compensation consultant, and SS&A did not receive any fees or compensation from us other than the fee it received as the independent compensation consultant. SS&A did not provide any services to us in 2022 or 2023. The Compensation Committee confirmed that SS&A’s work for the Compensation Committee did not create any conflicts of interest.

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2023 and 2022, respectively to our Chief Executive Officer and each of the three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation

					Option	All Other
Name	Position	Year	Salary	Bonus	Awards	Compensation	Total
Christopher J. Schaber (1)	CEO &	2023	$519,476	$72,727	$75,482	$32,800	$700,484
	President	2022	$499,496	$107,891	$73,059	$30,740	$711,185

Jonathan Guarino (2)	CFO &	2023	$245,000	$31,605	$45,289	$32,800	$354,693
	Senior VP	2022	$231,132	$42,436	$51,042	$30,740	$355,350

Oreola Donini (3)	CSO &	2023	$300,000	$37,800	$45,289	$4,505	$387,594
	Senior VP	2022	$280,800	$51,555	$27,259	$4,628	$364,242

Richard C. Straube (4)	CMO &	2023	$189,461	$22,736	$37,741	$—	$249,938
	Senior VP	2022	$182,174	$32,901	$27,259	$—	$242,334
(1)	Dr. Schaber deferred the payment of his 2023 bonus of $72,727 until January 15, 2024. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(2)	Mr. Guarino deferred the payment of his 2023 bonus of $31,605 until January 15, 2024. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(3)	Dr. Donini deferred the payment of her 2023 bonus of $37,800 until January 15, 2024. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(4)	Dr. Straube deferred the payment of his 2023 bonus of $22,736 until January 15, 2024. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

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

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Schaber to $499,496. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Schaber to $519,476. On December 8, 2023, the Compensation Committee approved an increase in salary for Dr. Schaber to $540,255.

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Vice President Preclinical Research & Development. Pursuant to the agreement, we agreed to pay Dr. Donini $170,000 (CAD) per year and a targeted annual bonus of 20% of base salary. We also issued her options to purchase 2,666 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. In December 2014, Dr. Donini was named Chief Scientific Officer and Senior Vice President. Upon Dr. Donini’s promotion to Chief Scientific Officer, the Compensation Committee increased her targeted bonus to 30% of her annual base salary. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Donini to $280,800. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Donini to $300,000. On December 8, 2023, the Compensation Committee approved an increase in salary for Dr. Donini to $312,000.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 666 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. On March 26, 2019, we entered into an amendment to our employment agreement with Dr. Straube. Pursuant to the amended agreement, which amendment becomes effective as of April 1, 2019, Dr. Straube will be required to devote at least 20 hours per week to the performance of his duties and we will pay him $170,000 per year. The amended employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in the amended employment agreement, we would pay Dr. Straube one month of severance. No unvested options vest beyond the termination date. On December 10, 2021, the Compensation Committee approved an increase in salary for Dr. Straube to $182,174. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Straube to $189,461. On December 8, 2023, the Compensation Committee approved an increase in salary for Dr. Straube to $197,039.

On September 9, 2019, we entered into a one-year employment agreement with Jonathan Guarino, CPA, CGMA, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we agreed to pay Mr. Guarino $220,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 2,666 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Mr. Guarino’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Mr. Guarino’s employment agreement, we would pay Mr. Guarino three months of severance, accrued salary, bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 10, 2021, the Compensation Committee approved an increase in salary for Mr. Guarino to $231,132. On December 8, 2022, the Compensation Committee approved an increase in salary for Mr. Guarino to $245,000. On December 8, 2023, the Compensation Committee approved an increase in salary for Mr. Guarino to $254,800.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2023. We have never issued Stock Appreciation Rights.

			Equity
			Incentive Plan
			Awards:
			Number of
			Securities
	Number of Securities		Underlying	Option
	Underlying Unexercised		Unexercised	Exercise	Option
	Options (#)		Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	666	—	—	$225.00	12/04/2024
	933	—	—	$169.50	12/30/2025
	4,000	—	—	$30.15	12/06/2027
	4,000	—	—	$14.55	12/12/2028
	4,000	—	—	$14.40	01/01/2029
	4,000	—	—	$18.60	12/11/2029
	4,000	—	—	$21.75	01/01/2030
	4,000	—	—	$35.10	12/09/2030
	3,750	250	250	$19.20	01/03/2031
	3,000	1,000	1,000	$11.70	12/08/2031
	845	—	—	$10.35	01/02/2032
	1,905	1,249	1,249	$10.35	01/02/2032
	4,670	4,663	4,663	$8.10	12/07/2032
	37,500	112,500	112,500	$0.67	12/07/2033

Jonathan Guarino	2,666	—	—	$14.55	09/08/2029
	666	—	—	$18.60	12/11/2029
	2,666	—	—	$35.10	12/09/2030
	2,297	1,036	1,036	$11.70	12/08/2031
	2,670	2,663	2,663	$8.10	12/07/2032
	22,500	67,500	67,500	$0.67	12/07/2033

Oreola Donini	200	—	—	$225.00	12/04/2024
	466	—	—	$169.50	12/30/2025
	1,333	—	—	$40.05	03/30/2027
	2,333	—	—	$30.15	12/06/2027
	2,666	—	—	$14.55	12/12/2028
	4,000	—	—	$18.60	12/11/2029
	4,666	—	—	$35.10	12/09/2030
	3,503	1,163	1,163	$11.70	12/08/2031
	2,670	2,663	2,663	$8.10	12/07/2032
	22,500	67,500	67,500	$0.67	12/07/2033

Richard C. Straube	666	—	—	$301.50	01/06/2024
	333	—	—	$225.00	12/04/2024
	466	—	—	$169.50	12/30/2025
	1,333	—	—	$40.05	03/30/2027
	2,333	—	—	$30.15	12/06/2027
	2,666	—	—	$14.55	12/12/2028
	2,000	—	—	$18.60	12/11/2029
	2,666	—	—	$35.10	12/09/2030
	2,003	663	663	$11.70	12/08/2031
	2,670	2,663	2,663	$8.10	12/07/2032
	18,750	56,250	56,250	$0.67	12/07/2033

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the year ended December 31, 2023.

	Fees Earned
	Paid in Cash	Option
Name	(1)	Awards (2)	Total
Gregg A. Lapointe	$55,000	$22,500	$77,500
Diane L. Parks	$47,500	$22,500	$70,000
Robert J. Rubin	$57,500	$22,500	$80,000
Jerome B. Zeldis	$50,000	$22,500	$72,500
Timothy Cote (3)	$6,435	$21,300	$27,735
(1)	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees is paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.
(2)	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 15,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of our stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders. Our Board of Directors determined to reduce the number of stock options issuable upon reelection in 2023 by 25% to $22,500.
(3)	Dr. Cote was appointed by our Board of Directors in May 2023 and resigned, for personal reasons, as a member of our Board of Directors on July 7, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 8, 2024, of (1) each person or entity who owns beneficially 5% or more of the shares of our outstanding common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) our directors and officers as a group. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares of
	Common
	Stock
	Beneficially	Percent
Name of Beneficial Owner	Owned **	of Class
Christopher J. Schaber (1)	84,863	*
Gregg A. Lapointe (2)	20,682	*
Diane L. Parks (3)	19,623	*
Robert J. Rubin (4)	20,483	*
Jerome B. Zeldis (5)	21,718	*
Jonathan Guarino (6)	36,149	*
Oreola Donini (7)	46,370	*
Richard Straube (8)	37,427	*
All directors and executive officers as a group (8 persons) (9)	287,315	2.66%
(1)	Includes 6,010 shares of common stock and options to purchase 78,853 shares of common stock exercisable within 60 days of March 8, 2024. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(2)	Includes 492 shares of common stock and options to purchase 20,190 shares of common stock exercisable within 60 days of March 8, 2024. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(3)	Includes 996 shares of common stock and options to purchase 18,627 shares of common stock exercisable within 60 days of March 8, 2024. The address of Ms. Parks is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(4)	Includes 293 shares of common stock and options to purchase 20,190 shares of common stock exercisable within 60 days of March 8, 2024. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(5)	Includes 1,528 shares of common stock and options to purchase 20,190 shares of common stock exercisable within 60 days of March 8, 2024. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(6)	Includes 734 shares of common stock and options to purchase 35,415 shares of common stock exercisable within 60 days of March 8, 2024. The address of Mr. Guarino is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(7)	Includes options to purchase 46,370 shares of common stock exercisable within 60 days of March 8, 2024. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(8)	Includes 534 shares of common stock and options to purchase 36,893 shares of common stock exercisable within 60 days of March 8, 2024. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(9)	Includes 10,587 shares of common stock and options to purchase 276,728 shares of common stock exercisable within 60 days of March 8, 2024.
*	Indicates less than 1%.
**

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 8, 2024 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 10,524,437 shares of common stock outstanding as of March 8, 2024.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. The maximum number of shares of our common stock available for issuance under the 2005 Equity Incentive Plan is 300,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, which was approved by stockholders on June 18, 2015. On September 22, 2022, the stockholders approved an amendment to the 2015 Plan to increase the maximum numbers of shares of common stock available for issuance under the plan from 2,000,000 to 6,000,000 shares. As of December 31, 2023, there are 5,096,447 shares currently available for future grants under the 2015 Plan.

The following table sets forth certain information, as of December 31, 2023, with respect to the following compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

●	all compensation plans previously approved by our security holders; and
●	all compensation plans not previously approved by our security holders.

Number of
Securities
Remaining
Available for
Future
	Number of		Issuance
	Securities to	Weighted-	Under Equity
	be Issued	Average	Compensation
	upon Exercise	Exercise	Plans
	of	Price of	(excluding
	Outstanding	Outstanding	securities
	Options,	Options,	reflected in
	Warrants and	Warrants and	the first
Plan Category	Rights	Rights	column)
Equity compensation plans approved by security holders (1)	906,892	$5.73	5,096,447
Equity compensation plans not approved by security holders	—	—	—
Total	906,892	$5.73	5,096,447
(1)	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Equity Incentive Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

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

On April 27, 2023, we entered into an exclusive option agreement with Silk Road Therapeutics, Inc. ("Silk Road"), pursuant to which Silk Road granted us an exclusive option to purchase all assets and rights, including intellectual property and regulatory documents, related to Silk Road’s PTX product candidate, a non-biological anti-TNF-alpha inhibitor, for the treatment of mucocutaneous ulcers in patient’s suffering from Behçet’s Disease (“BD”). The option agreement expired on August 25, 2023. In consideration for the option, we paid $50,000 of cash and issued 31,646 shares of common stock with a value of $50,000. The consideration paid for the option was recorded as general and administrative expense on the accompanying consolidated statements of operations. As of August 25, 2023, we concluded our due diligence activities and decided to allow the option to expire. A member of our Board of Directors has an ownership interest in Silk Road.

Other than as described above, the employment agreements and compensation paid to our directors, we did not engage in any other transactions with related parties since January 1, 2022. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation.”

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2023 and 2022 by Cherry Bekaert LLP.

	2023	2022
Audit fees	$59,870	$—
Total	$59,870	$—

Audit Fees

This category includes the fees for the examination of our consolidated financial statements, review of our Annual Report on Form 10-K and quarterly reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees

Our principal accountants did not bill us for any services for tax compliance, tax advice and tax planning.

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

10.2	2005 Equity Incentive Plan, as amended on September 25, 2013 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on September 30, 2013). **

10.3	Form S-8 Registration of Stock Options Plan dated December 30, 2005 (incorporated by reference to our registration statement on Form S-8 filed on December 30, 2005). **

10.4	Form S-8 Registration of Stock Options Plan dated June 20, 2014 (incorporated by reference to our registration statement on Form S-8 filed on June 20, 2014). **

10.5	Form S-8 Registration of Stock Options Plan dated December 11, 2015 (incorporated by reference to our registration statement on Form S-8 filed on December 14, 2015). **

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

10.29

Third Amendment to Employment Agreement dated as of December 10, 2020, between Soligenix, Inc. and Christopher J. Schaber, PhD. (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on December 16, 2020). **

10.30

Form S-8 Registration Statement dated December 11, 2015 relating to Soligenix, Inc. 2015 Equity Incentive Plan (incorporated by reference to our registration statement on Form S-8 filed on October 28, 2022). **

10.31	First Amendment to Loan and Security Agreement, dated April 19, 2023 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on April 19, 2023).

19.1	Insider Trading Policy. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Cherry Bekaert LLP. *

23.2	Consent of EisnerAmper LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97	Incentive Compensation Recoupment Policy. *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.
	By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 15, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

Chairman of the Board, Chief Executive Officer
/s/ Christopher J. Schaber	and	March 15, 2024
Christopher J. Schaber, PhD	President (principal executive officer)

/s/ Gregg A. Lapointe	Director	March 15, 2024
Gregg A. Lapointe, CPA

/s/ Diane L. Parks	Director	March 15, 2024
Diane L. Parks, MBA

/s/ Robert J. Rubin	Director	March 15, 2024
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 15, 2024
Jerome B. Zeldis, MD, PhD

/s/ Jonathan Guarino	Chief Financial Officer, Senior Vice President, and	March 15, 2024
Jonathan Guarino, CPA, CGMA	Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$8,446,158	$13,359,615
Contracts and grants receivable	—	115,130
Unbilled revenue	171,254	—
Research and development incentives receivable, current	23,894	104,198
Prepaid expenses and other current assets	866,014	274,209
Total current assets	9,507,320	13,853,152
Security deposit	22,777	22,777
Office furniture and equipment, net of accumulated depreciation of $121,320 and $114,766	11,927	18,481
Deferred issuance cost	—	20,206
Right-of-use lease assets	229,834	340,987
Research and development incentives receivable, net of current portion	25,468	24,114
Total assets	$9,797,326	$14,279,717

Liabilities, mezzanine equity and shareholders' equity/(deficit)
Current liabilities:
Accounts payable	$1,111,226	$3,865,796
Accrued expenses	2,418,002	2,307,746
Accrued compensation	251,115	336,692
Lease liabilities, current	121,765	108,948
Convertible debt, net of debt discount of $0 and $102,309	2,250,000	9,897,691
Total current liabilities	6,152,108	16,516,873
Non-current liabilities:
Convertible debt	1,010,934	—
Lease liabilities, net of current portion	111,862	233,627
Total liabilities	7,274,904	16,750,500

Commitments and contingencies (Note 10)

Mezzanine equity:
Series D preferred stock, $.001 par value; 0 and 50,000 shares authorized, none issued or outstanding as of December 31, 2023 and December 31, 2022, respectively	—	43

Shareholders’ equity/(deficit):
Preferred stock, 350,000 and 300,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; none issued or outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 10,378,238 and 2,908,578 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10,378	2,909
Additional paid-in capital	228,193,977	217,064,964
Accumulated other comprehensive income	22,243	24,747
Accumulated deficit	(225,704,176)	(219,563,446)
Total shareholders’ equity/(deficit)	2,522,422	(2,470,826)
Total liabilities, mezzanine equity and shareholders’ equity/(deficit)	$9,797,326	$14,279,717

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	Year Ended
	December 31,
	2023	2022
Revenues:
Licensing revenue	$—	$250,000
Grant revenue	839,359	698,911
Total revenues	839,359	948,911
Cost of revenues	(742,048)	(550,822)
Gross profit	97,311	398,089
Operating expenses:
Research and development	3,312,699	7,944,089
General and administrative	4,482,552	6,692,904
Total operating expenses	7,795,251	14,636,993
Loss from operations	(7,697,940)	(14,238,904)
Other income (expense):
Foreign currency transaction gain (loss)	1,483	(30,549)
Interest income (expense), net	(49,129)	(822,611)
Research and development incentives	23,784	132,869
CARES Act Employee Retention Credit	120,771	—
Other income	43,223	5,921
Loss on extinguishment of debt	(393,791)	—
Change in fair value of convertible debt	43,066	—
Total other income (expense)	(210,593)	(714,370)
Net loss before income taxes	(7,908,533)	(14,953,274)
Income tax benefit	1,767,803	1,154,935
Net loss applicable to common stockholders	$(6,140,730)	$(13,798,339)
Basic and diluted net loss per share	$(0.79)	$(4.81)
Basic and diluted weighted average common shares outstanding	7,758,036	2,871,345

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2023 and 2022

	Year Ended
	December 31,
	2023	2022
Net loss	$(6,140,730)	$(13,798,339)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,504)	(17,195)
Comprehensive loss	$(6,143,234)	$(13,815,534)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2021	—	$—	2,858,244	$2,859	$216,442,904	$41,942	$(205,765,107)	$10,722,598
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement			8,542	8	79,346	—	—	79,354
Issuance costs associated with B. Riley At Market Issuance Sales Agreement			—	—	(2,593)	—	—	(2,593)
Declaration of Series D preferred stock for stock dividend	—	43	—	—	(43)	—	—	(43)
Fractional shares issued in reverse stock split			19,544	20	(20)	—	—	—
Issuance of common stock to vendors			22,248	22	211,981	—	—	212,003
Share-based compensation expense			—	—	333,389	—	—	333,389
Foreign currency translation adjustment			—	—	—	(17,195)	—	(17,195)
Net loss			—	—	—	—	(13,798,339)	(13,798,339)
Balance, December 31, 2022	—	$43	2,908,578	$2,909	$217,064,964	$24,747	$(219,563,446)	$(2,470,826)
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement			851,130	851	3,090,611	—	—	3,091,462
Issuance costs associated with B. Riley At Market Issuance Sales Agreement			—	—	(113,217)	—	—	(113,217)
Redemption of Series D preferred stock	—	(43)	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants in connection with May 2023 public offering			2,301,500	2,301	8,493,516	—	—	8,495,817
Issuance costs associated with May 2023 public offering			—	—	(834,061)	—	—	(834,061)
Issuance of common stock to vendors			50,000	50	72,950	—	—	73,000
Issuance of common stock upon exercise of pre-funded warrants			4,235,384	4,235	(936)	—	—	3,299
Issuance of common stock for unexercised purchase option			31,646	32	49,968	—	—	50,000
Share-based compensation expense			—	—	370,182	—	—	370,182
Foreign currency translation adjustment			—	—	—	(2,504)	—	(2,504)
Net loss			—	—	—	—	(6,140,730)	(6,140,730)
Balance, December 31, 2023	—	$—	10,378,238	$10,378	$228,193,977	$22,243	$(225,704,176)	$2,522,422

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Operating activities:
Net loss	$(6,140,730)	$(13,798,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	6,554	24,562
Non-cash lease expense	111,153	112,714
Share-based compensation	370,182	333,389
Issuance of common stock to vendors for services	73,000	212,003
Issuance of common stock for unexercised purchase option	50,000	—
Loss on extinguishment of debt	393,791	—
Change in fair value of convertible debt	(43,066)	—
Amortization of deferred issuance costs associated with convertible debt	12,518	41,538
Change in operating assets and liabilities:
Licensing, contracts and grants receivable	(56,124)	23,759
Prepaid expenses and other current assets	(591,805)	8,694
Research and development incentives receivable	90,016	73,374
Operating lease liability	(108,948)	(111,122)
Accounts payable and accrued expenses	(2,685,073)	396,651
Accrued compensation	(85,577)	33,756
Net cash used in operating activities	(8,604,109)	(12,649,021)

Investing activities:
Purchases of office furniture and equipment	—	(13,073)
Net cash used in investing activities	—	(13,073)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	3,091,462	79,354
Costs associated with B. Riley At Market Issuance Sales Agreement	(93,011)	(2,533)
Proceeds from issuance of common stock and pre-funded warrants pursuant to public offering	8,495,817	—
Stock issuance costs associated with public offering	(834,061)	—
Proceeds from the exercise of pre-funded warrants	3,299	—
Convertible debt repayments	(7,000,000)	—
Net cash provided by financing activities	3,663,506	76,821
Effect of exchange rate on cash and cash equivalents	27,146	(99,009)
Net decrease in cash and cash equivalents	(4,913,457)	(12,684,282)
Cash and cash equivalents at beginning of year	13,359,615	26,043,897
Cash and cash equivalents at end of year	$8,446,158	$13,359,615
Supplemental information:
Cash paid for state income taxes	$20,730	$16,043
Cash paid for interest	$552,058	$857,411
Cash paid for lease liabilities:
Operating lease	$133,817	$133,300
Non-cash investing and financing activities:
Right-of-use assets and lease liabilities recorded	$—	$347,546
Deferred issuance cost reclassified to additional paid-in capital	$20,208	$60
Declaration of Series D preferred stock for stock dividend	$—	$43
Redemption of Series D preferred stock for stock dividend	$43	$—

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”) utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the Phase 3 FLASH (Fluorescent Light And Synthetic Hypericin) study, regulatory approval is being pursued in the United States (“U.S.”) and Europe. Following submission of a new drug application (“NDA”) for HyBryte™ in the treatment of CTCL in December 2022, the Company received a refusal to file (“RTF”) letter from the U.S. Food and Drug Administration (“FDA”) in February 2023. In April 2023, the Company had a Type A meeting with the FDA to clarify and respond to the issues identified in the RTF letter and to seek additional guidance concerning information that the FDA would require for a resubmitted NDA to be deemed acceptable to file, in order to advance HyBryte™ towards U.S. marketing approval and commercialization. In order to accept an NDA filing for HyBryte™, the FDA is requiring positive results from a second, Phase 3 pivotal study in addition to the Phase 3, randomized, double-blind, placebo-controlled FLASH study previously conducted in this orphan indication. Based on this feedback, the Company is collaboratively engaging in active discussions with both the FDA and the European Medicines Agency (“EMA”) in order to define the protocol and evaluate the feasibility of conducting the additional Phase 3 clinical trial evaluating HyBryte™ in the treatment of CTCL in support of potential marketing approval.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, the Company’s first-in-class Innate Defense Regulator (“IDR”) technology, and dusquetide (SGX942 and SGX945) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer and aphthous ulcers in Behçet’s Disease.

The Company’s Public Health Solutions business segment includes development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, its therapeutic candidate for antibiotic resistant and emerging infectious disease, and vaccine programs, including a program targeting filoviruses (such as Marburg and Ebola) and CiVax™, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs incorporates the use of the Company’s proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

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

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2023, the Company had an accumulated deficit of $225,704,176 and working capital of $3,355,212. During the year ended December 31, 2023, the Company incurred a net loss of $6,140,730 and used $8,604,109 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. Management believes that the Company has sufficient resources available to support its development activities and business operations and timely satisfy its obligations as they become due into the fourth quarter of 2024. The Company does not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support its operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through 12 months after the date the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company plans to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, securing additional proceeds available from the sale of shares of the common stock via an At Market Issuance Sales Agreement and potentially amending the loan agreement with Pontifax to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce the Company’s debt repayments; however, none of these alternatives are committed at this time. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to it to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that it will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, the Company will not have sufficient cash resources and liquidity to fund its business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require the Company to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives and its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce the Company’s ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern. In addition, the perception that the Company may not be able to continue as a going concern may cause others to choose not to deal with it due to concerns about its ability to meet its contractual obligations.

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

As of December 31, 2023, the Company had cash and cash equivalents of $8,446,158 as compared to $13,359,615 as of December 31, 2022, representing a decrease of $4,913,457 or 37%. As of December 31, 2023, the Company had working capital of $3,355,212 as compared to a working capital deficit of ($2,663,721) as of December 31, 2022, representing an increase of $6,018,933 or 226%. The decrease in cash and cash equivalents was primarily related to cash used in operating activities. The increase in working capital is primarily the result of the net proceeds received from financing activities partially offset by the immediate paydown of $5 million of outstanding debt principal balance and any accrued interest resulting from the amendment to the convertible debt financing agreement with Pontifax during the year ended December 31, 2023.

Management’s business strategy can be outlined as follows:

●	Following positive primary endpoint results for the Phase 3 FLASH (Florescent Light Activated Synthetic Hypericin) clinical trial of HyBryte™ in CTCL as well as further statistically significant improvement in response rates with longer treatment (18 weeks compared to 12 and 6 weeks of treatment), collaboratively engage in discussions with both the FDA and the EMA in order to define the protocol and evaluate the feasibility of conducting a second clinical study in order to advance HyBryte™ towards U.S. marketing approval and commercialization while continuing to explore potential marketing approval and partnership in Europe.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.

●	Expanding development of dusquetide under the research name SGX945 into Behçet’s Disease with the conduct of a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.

●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with U.S. government or non-governmental organization funding support.

●	Continue to apply for and secure additional government funding for the Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to approximately $844,000 in active government grant funding still available as of December 31, 2023 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company completed a public offering of 2,301,500 shares of its common stock, pre-funded warrants to purchase 4,237,000 shares of its common stock and common warrants to purchase up to 6,538,500 shares of its common stock at a combined public offering price of $1.30. The pre-funded warrants had an exercise price of $0.001. The common warrants have an exercise price of $1.50 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering was approximately $8.5 million before deducting commissions and other estimated offering expenses. The Company plans to use the proceeds for further support of its programs, as well as for working capital; and
●	The Company is currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that it can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Contracts and Grants Receivable

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) and subsequently related amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2022-02). This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. The Company adopted this new accounting standard effective January 1, 2023 and all of the related amendments using the retrospective method. The Company determined there was no effect to its opening balance of shareholders’ equity of initially applying the new credit loss standard to its contracts and grants receivable. There was no significant impact to the Company’s operating results for the current period due to this standard update. Management has evaluated the adoption of ASC Topic 326 and concluded the effect of the adoption was immaterial to the financial statements as a whole.

Contracts and grants receivable consist of amounts due from various grants from the NIH and contracts from NIAID, an institute of NIH, for costs incurred prior to the period end under reimbursement contracts. The amounts were billed to the respective governmental agencies in the month subsequent to period end and collected shortly thereafter. Accordingly, no allowance for credit losses has been established. If amounts become uncollectible, they are charged to operations.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2023 and 2022.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2023 and 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amount reported in the consolidated balance sheet as of December 31, 2023 for the convertible debt is its fair value – see Note 5. The principal amount of the convertible debt was $3,000,000 at December 31, 2023 and the fair value was approximately $3,260,934. The fair value of the debt was estimated using the Monte Carlo valuation method, which utilizes certain unobservable inputs. As a result, the fair value estimate represents a Level 3 measurement.

A roll forward of the carrying value of the convertible debt to December 31, 2023 is as follows:

	Balance		Adjustment to	Balance
	December 31, 2022	Issued	fair value	December 31, 2023
Convertible debt at fair value	$—	$3,304,000	$(43,066)	$3,260,934

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

The fair value of options issued during the years ended December 31, 2023 and 2022 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of four years;

●	volatility of 94% - 110% for 2023 and 84% - 87% for 2022; and
●	risk-free interest rates ranging from 3.48% to 4.35% in 2023 and ranging from 1.12% to 4.51% in 2022.

The fair value of each option grant made during 2023 and 2022 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period. The expected term of options granted is derived using company history of options exercised. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The Company accounts for forfeitures as they are incurred.

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly-owned subsidiary in the UK from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. In 2023 and 2022, the Company recognized a foreign currency transaction gain of $1,483 and a foreign currency transaction loss of ($30,549), respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company sold 2022, 2021 and 2020 New Jersey NOL carryforwards resulting in the recognition of income tax benefits, net of transaction costs of $1,767,803 and $1,154,935 during the years ended December 31, 2023 and 2022, respectively. The Company sold its 2022 New Jersey NOLs and has recorded a receivable of $606,606 which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet for the year ended December 31, 2023. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2023 and 2022. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2023 or 2022.

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

The research and development incentive receivable represents an amount due in connection with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $49,000 and $128,000 as of December 31, 2023 and 2022, respectively in the consolidated balance sheets.

The following table shows the change in the UK research and development incentives receivable from December 31, 2022 to December 31, 2023:

	Current	Long-Term	Total
Balance at December 31, 2022	$104,198	$24,114	$128,312
UK research and development incentives, transfer	24,114	(24,114)	—
UK research and development incentives	—	24,897	24,897
Adjustments to 2021 and 2022 incentives earned	(1,113)	—	(1,113)
UK research and development incentives cash receipt	(104,422)	—	(104,422)
Foreign currency translation	1,117	571	1,688
Balance at December 31, 2023	$23,894	$25,468	$49,362

Loss Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Included within the Company’s weighted average common shares outstanding for the year ended December 31, 2023, are common shares issuable upon the exercise of the pre-funded warrants associated with the May 2023 public offering, as these pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	December 31,	December 31,
	2023	2022
Common stock purchase warrants	6,538,073	667
Stock options	906,892	192,273
Convertible debt	2,114,403	162,602
Total	9,559,368	355,542

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

Note 3. Leases

The Company classifies a lease for its office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey as an operating lease, and recorded a related right-of-use lease asset and lease liability accordingly. Pursuant to an amendment executed on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,367 per month will be maintained until November 2024 when it will be increased to $11,625 where it will remain until expiration. As of December 31, 2023 and 2022, the Company’s consolidated balance sheets included a right-of-use lease asset of $229,834 and $340,987 for the office space, respectively. The Company’s consolidated balance sheets as of December 31, 2023 and 2022 included corresponding lease liabilities of $233,627 and $342,575 for the office space, respectively.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Contractual cash payments for the remaining lease term as of December 31, 2023
2024	$136,917
2025	116,250
Less implied interest	19,540
Total	$233,627
Discount rate applied	8.47%
Remaining lease term (months) as of December 31, 2023	22

Right-of-use lease asset:
Right-of-use lease asset, January 1, 2022	$106,155
New lease extension June 21, 2022	347,546
Less: reduction/amortization	112,714
Right-of-use lease asset, December 31, 2022	340,987
Less: reduction/amortization	111,153
Right-of-use lease asset, December 31, 2023	$229,834

Lease liability:
Lease liability, January 1, 2022	$106,151
New lease extension June 21, 2022	347,546
Less: repayments	111,122
Lease liability, December 31, 2022	342,575
Less: repayments	108,948
Lease liability, December 31, 2023	$233,627

Lease expense for the year ended December 31, 2022:
Lease expense	$134,892
Total	$134,892

Lease expense for the year ended December 31, 2023:
Lease expense	$136,022
Total	$136,022

Note 4.Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31,
	2023	2022
Clinical trial expenses	$1,993,784	$1,884,117
Other	424,218	423,629
Total	$2,418,002	$2,307,746

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

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt for accounting purposes. The Company concluded that the amended debt instrument has an embedded derivative that requires bifurcation pursuant to ASC 815-15-25-1 and qualifies for the fair value option in accordance with ASC 815-15-25-4 through ASC 815-15-25-6. The Company elected to account for the amended convertible debt using the fair value option, which requires the Company to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on the Company’s accompanying consolidated statements of operations for the year ended December 31, 2023. The fair value of the convertible debt as of December 31, 2023 was approximately $3,260,934, which resulted in the recognition of $43,066 of other income from the change in the fair value of the convertible debt on the Company’s accompanying consolidated statements of operations for the year ended December 31, 2023. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Assumptions	4/19/2023	9/30/2023	12/31/2023
Stock price	$1.72	$0.56	$0.76
Volatility	75.20%	110.50%	141.90%
Discount rate	16.28%	14.84%	13.62%
Risk-free rate	4.27%	5.24%	4.65%

Interest expense incurred during the years ended December 31, 2023 and 2022 was $402,615 and $847,000, respectively. Interest expense paid during the years ended December 31, 2023 and 2022 was $552,058 and $857,411, respectively.

Pontifax may elect to convert the outstanding loan drawn into shares of the Company’s common stock at any time prior to repayment. There was $3,000,000 of principal and $63,351 of accrued interest outstanding as of December 31, 2023.The Convertible Notes were convertible at (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 588,599 shares issuable upon conversion as of December 31, 2023 and (ii) $1.70 with respect to all shares issuable upon conversion in excess of the first 588,599 shares issued upon conversion as of December 31, 2023. The Company also has the ability to force the conversion of the loan into shares of the Company’s common stock at the same conversion price, subject to certain conditions.

Annual principal and interest payments due, according to the agreement’s contractual terms, assuming no conversion is as follows:

Year	Principal	Interest	Total
2024	$2,250,000	$270,808	$2,520,808
2025	750,000	16,012	766,012
Total	$3,000,000	$286,820	$3,286,820

Note 6. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Federal	$—	$—
Foreign	—	—
State & Local	(1,767,803)	(1,154,935)
Income tax benefit	$(1,767,803)	$(1,154,935)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Net operating loss carry forwards	$27,522,000	$27,252,000
Orphan drug and research and development credit carry forwards	8,921,000	8,837,000
Equity based compensation	246,000	285,000
Intangibles	1,409,000	1,696,000
Capitalized research and development (Section 174)	2,311,000	1,832,000
Lease liability	66,000	96,000
Other	(12,000)	—
Total	40,463,000	39,998,000
Valuation allowance	(40,398,000)	(39,902,000)
Net deferred tax assets	65,000	96,000
Right of use asset	(65,000)	(96,000)
Total gross deferred tax liabilities	(65,000)	(96,000)
Net deferred tax assets	$—	$—

The Company had gross NOLs at December 31, 2023 of approximately $123.0 million for federal tax purposes, approximately $12.9 million for state tax purposes and approximately $3.7 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $8.9 million of various tax credits which credit the Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During the years ended December 31, 2023 and 2022 in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $1,767,803 and $1,154,935, respectively, of income tax benefit, net of transaction costs. The Company sold its 2022 New Jersey NOLs and has recorded a receivable of $606,606 which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet for the year ended December 31, 2023. There can be no assurance as to the continuation or magnitude of this program in the future.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a deferred tax asset of $2,310,677.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Federal tax at statutory rate	(21.0)%	(21.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(21.6)	(2.4)
Foreign tax rate difference	0.1	0.2
Orphan drug and research and development credits	(2.0)	(3.9)
Permanent differences	0.9	3.1
Foreign NOL adjustments	0.7	0.4
Expiration of tax attributes	14.2	9.1
Change in valuation allowance	6.3	6.8
Income tax benefit	(22.4)%	(7.7)%

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2023, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from 2011, the earliest year with a net operating loss carryover, because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2023 and 2022.

Note 7. Shareholders’ Equity (Deficit)

Preferred Stock

The Company has 350,000 shares of preferred stock authorized, of which 50,000 were designated as Series D preferred stock during the year ended December 31, 2023.

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

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2023:

●	The Company issued a vendor 50,000 shares of fully vested common stock with a fair value based on a closing price of $1.46 per share on April 27, 2023, the date of issuance.
●	The Company sold 851,130 shares of common stock pursuant to the At Market Issuance Sales Agreement (“B. Riley Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) at a weighted average price of $3.63 per share.
●	The Company issued 31,646 shares of fully vested common stock pursuant to an exclusive option agreement at $1.58 per share on May 2, 2023. The share price was calculated using the average closing price of the common stock for the ten days immediately preceding April 27, 2023, the effective date of the option agreement.
●	The Company sold 2,301,500 shares of common stock and 4,237,000 pre-funded warrants pursuant to the May 2023 public offering for $1.30 per share on May 9, 2023.
●	The Company issued 2,023,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 9, 2023.
●	The Company issued 938,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 10, 2023.
●	The Company issued 338,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on May 22, 2023.
●	The Company issued 400,000 shares of common stock pursuant to the cashless exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on June 8, 2023.
●	The Company issued 536,384 shares of common stock pursuant to the cashless exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.001 on September 6, 2023.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2022:

●	The Company issued a vendor 5,377 shares of fully vested common stock with a fair value of $9.30 per share on February 7, 2022.
●	The Company issued a vendor 6,411 shares of fully vested common stock with a fair value of $7.80 per share on May 6, 2022.

●	The Company issued a vendor 3,664 shares of fully vested common stock with a fair value of $13.65 per share on August 5, 2022.
●	The Company issued a vendor 1,667 shares of fully vested common stock with a fair value of $7.20 per share on October 4, 2022.
●	The Company issued a vendor 5,129 shares of fully vested common stock with a fair value of $9.75 per share on November 7, 2022.
●	The Company issued 8,542 shares of common stock pursuant to the B. Riley Sales Agreement at a weighted average price of $9.29 per share.

All issuances of the Company’s common stock for the years ended December 31, 2023 and 2022 described above, other than shares issued to vendors or issued pursuant to the exclusive option agreement, were registered on a Registration Statement on Form S-8 (SEC File No. 333-208515), a Registration Statement on Form S-1 (333-271049) and a Registration Statement on Form S-3 (SEC File No. 333-239928). The certificates evidencing unregistered shares reflect a Securities Act of 1933, as amended, restrictive legend.

The issuances of the Company’s common stock to vendors and pursuant to the exclusive option agreement as described above were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access to information about the Company. The vendors represented to the Company that the vendors are not “consultants” for purposes of Nasdaq Listing Rule 5635(c).

B. Riley At Market Issuance Sales Agreement

On August 11, 2017, the Company entered into the B. Riley Sales Agreement to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program under which B. Riley acts as sales agent. Under the B. Riley Sales Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The B. Riley Sales Agreement provided that B. Riley was entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the B. Riley Sale Agreement. The B. Riley Sales Agreement has expired.

Note 8. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”) was replaced by the 2015 Plan, which was approved in June 2015. No securities are available for future issuance under the 2005 Plan. In September 2022, the stockholders approved an amendment to the 2015 Plan to increase the maximum number of shares of common stock available for issuance under the plan by 4,000,000 shares. As of December 31, 2023, there are 5,096,447 shares currently available for grants under the 2015 Plan. The plan is divided into four separate equity programs:

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
4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

Shares available for grant under the 2015 Plan were as follows:

Shares available for grant at January 1, 2023	5,812,991
Options granted	(731,544)
Options forfeited	15,000
Options exercised	—
Shares available for grant at December 31, 2023	5,096,447

Activity under the 2005 Plan and the 2015 Plan for the years ended December 31, 2023 and 2022

		Weighted
		Average
		Exercise
	Options	Price
Balance outstanding at December 31, 2021	140,996	$37.12
Granted	55,730	8.85
Forfeited	(3,908)	107.83
Cancelled	(545)	11.70
Exercised	—	—
Balance outstanding at December 31, 2022	192,273	$27.56
Granted	731,544	0.65
Forfeited	(16,925)	34.71
Cancelled	—	—
Exercised	—	—
Balance outstanding at December 31, 2023	906,892	$5.73

As of December 31, 2023, there were 306,588 options exercisable with a weighted average exercise price of $15.01 and a weighted average remaining contractual term of 7.99 years. As of December 31, 2023, there were 906,892 options outstanding with a weighted average remaining term of 9.25 years. Options outstanding as of December 31, 2023 had no intrinsic value.

The Company awarded 731,544 and 55,730 stock options during the years ended December 31, 2023 and 2022, respectively, which had a weighted average grant date fair value per share of $0.50 and $5.57, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2023 was:

	Weighted
	Average
	Remaining
	Contractual	Outstanding	Exercisable
Price Range	Life in Years	Options	Options
$0.59 - $40.05	9.31	899,794	299,490
$111.00- $328.50	1.52	7,098	7,098
Total	9.25	906,892	306,588

The Company’s share-based compensation expense for the years ended December 31, 2023 and 2022 was recognized as follows:

Share-based compensation	2023	2022
Research and development	$150,466	$142,879
General and administrative	219,716	190,510
Total	$370,182	$333,389

At December 31, 2023, the total compensation cost for stock options not yet recognized was approximately $421,000 and will be expensed over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2023 and 2022 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance at December 31, 2021	221,872	$33.79
Granted	—	—
Exercised	—	—
Expired	(221,205)	33.81
Balance at December 31, 2022	667	$29.25
Granted	10,775,073	0.91
Exercised	(4,237,000)	0.001
Expired	(667)	29.25
Balance at December 31, 2023	6,538,073	$1.50

The remaining life, by grant date, for outstanding warrants at December 31, 2023 was:

		Remaining
	Exercise	Contractual	Outstanding	Exercisable
Grant Date	Price	Life in Years	Warrants	Warrants
May 09, 2023	$1.50	4.36	6,538,073	6,538,073

Note 9. Concentrations

At December 31, 2023 and 2022, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the SIPC and FDIC and at times maintains cash balances in excess of the SIPC and FDIC coverages.

Note 10. Commitments and Contingencies

The Company has commitments of approximately $230,000 as of December 31, 2023 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as the Company’s corporate headquarters, and both of the Company’s business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended from November 2022 to October 2025. The current rent is approximately $11,367 per month and will remain so through October 2024. The rent for the lease period starting November 2024 is approximately $11,625 per month.

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

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2023, no other milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

	Research and	Property and
Year	Development	Other Leases	Total
2024	$46,000	$136,917	$182,917
2025	46,000	116,250	162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
2028	46,000	—	46,000
Total	$230,000	$253,167	$483,167

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

COVID-19 affected the Company’s operations but did not have a material impact on the Company’s business, operating results, financial condition or cash flows as of and for the year ended December 31, 2023.

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

	For the Years Ended
	December 31,
	2023	2022
Revenues
Specialized BioTherapeutics	$395,124	$31,929
Public Health Solutions	444,235	916,982
Total	$839,359	$948,911

Income (loss) from Operations
Specialized BioTherapeutics	$(2,812,303)	$(7,614,988)
Public Health Solutions	(36,531)	26,612
Corporate	(4,849,106)	(6,650,528)
Total	$(7,697,940)	$(14,238,904)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$3,932	$10,087
Public Health Solutions	655	1,681
Corporate	1,967	12,794
Total	$6,554	$24,562

Other (Expense) Income, Net
Specialized BioTherapeutics	$25,267	$102,320
Corporate	(235,860)	(816,690)
Total	$(210,593)	$(714,370)

Share-Based Compensation
Specialized BioTherapeutics	$145,683	$138,075
Public Health Solutions	4,782	4,804
Corporate	219,717	190,510
Total	$370,182	$333,389

	As of December 31,

	2023	2022
Identifiable Assets
Specialized BioTherapeutics	$272,099	$103,742
Public Health Solutions	3,976	121,290
Corporate	9,521,251	14,054,685
Total	$9,797,326	$14,279,717

Note 12. Subsequent Event

Convertible Debt Financing Agreement

On April 19, 2023, the Company entered into an amendment to the convertible debt financing agreement with Pontifax (See Note 5). The amendment reduced the conversion price with respect to the remaining principal amount outstanding under the agreement. The conversion price was amended to be (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 588,599 shares of our common stock issuable upon conversion and (ii) $1.70 with respect to all shares of our common stock issuable upon conversion in excess of the first 588,599 shares so issued.

Conversion of Promissory Notes

On January 3, 2024, the Company issued an aggregate of 146,199 shares of common stock to two lenders upon conversion of approximately $100,000 of principal under promissory notes at a conversion price of $0.68 per share.

Remaining Convertible Debt

As of March 8, 2024, $2,900,585 of principal and $45,840 of accrued interest remain outstanding under the agreement. The conversion price for the remaining principal amount as of March 8, 2024 is (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 442,400 shares of common stock issuable upon conversion and (ii) $1.70 with respect to all shares issuable upon conversion in excess of the first 442,400 shares so issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Soligenix, Inc.

Princeton, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Soligenix, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Prior Period Financial Statements

The financial statements of the Company as of December 31, 2022 were audited by other auditors whose report dated March 31, 2023 expressed an unqualified opinion on those statements.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As disclosed in Note 5 to the financial statements, on April 19, 2023, the Company amended the convertible debt financing agreement dated December 15, 2020 with Pontifax. The Company has elected the fair value option and has accounted for the Pontifax note at fair value.

There is no current observable market for the Pontifax note and, as such, the Company determined the fair value using the Monte Carlo pricing model. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the valuation technique and the significant unobservable inputs.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding and evaluated the Company’s election of accounting policy related to the Pontifax note.

●	We obtained an understanding and evaluated the Company’s process and methodology used in the valuation of the Pontifax note.

●	We reviewed the fair value model used, significant assumptions, and underlying data used in the model and evaluated whether the estimates and assumptions were consistent with audit evidence obtained.

●	We evaluated the disclosures surrounding the fair value election with respect to the Pontifax note and ensured that these were disclosed in accordance with the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Soligenix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Soligenix, Inc and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, changes in mezzanine equity and shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor from 2010 to 2022.

EISNERAMPER LLP

New York, New York

March 31, 2023