Form 10-Q
period 2024-03-31
SOLIGENIX, INC.
filed 2024-05-10
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 3, 2024, 15,799,837 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,091,548	$8,446,158
Contracts and grants receivable	117,029	—
Unbilled revenue	—	171,254
Research and development incentives receivable, current	25,253	23,894
Deferred issuance cost	132,681	—
Prepaid expenses and other current assets	451,876	866,014
Total current assets	7,818,387	9,507,320
Security deposit	22,777	22,777
Office furniture and equipment, net	10,339	11,927
Right-of-use lease assets	200,569	229,834
Research and development incentives receivable, net of current portion	6,313	25,468
Total assets	$8,058,385	$9,797,326

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,436,728	$1,111,226
Accrued expenses	2,602,665	2,418,002
Accrued compensation	50,216	251,115
Lease liabilities, current	125,143	121,765
Convertible debt	2,996,136	2,250,000
Total current liabilities	7,210,888	6,152,108
Non-current liabilities:
Convertible debt	—	1,010,934
Lease liabilities, net of current portion	79,125	111,862
Total liabilities	7,290,013	7,274,904

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 10,524,437 and 10,378,238 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10,524	10,378
Additional paid-in capital	228,353,208	228,193,977
Accumulated other comprehensive income	24,143	22,243
Accumulated deficit	(227,619,503)	(225,704,176)
Total shareholders’ equity	768,372	2,522,422
Total liabilities and shareholders’ equity	$8,058,385	$9,797,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Grant revenue	$117,029	$257,178
Total revenues	117,029	257,178
Cost of revenues	(117,029)	(226,040)
Gross profit	—	31,138
Operating expenses:
Research and development	1,095,040	946,451
General and administrative	1,022,051	1,235,376
Total operating expenses	2,117,091	2,181,827
Loss from operations	(2,117,091)	(2,150,689)
Other income (expense):
Foreign currency transaction gain (loss)	1,209	(366)
Interest income (expense), net	28,842	(103,568)
Research and development incentives	6,331	6,448
Other income	—	40,869
Change in fair value of convertible debt	165,382	—
Total other income (expense)	201,764	(56,617)
Net loss before income taxes	(1,915,327)	(2,207,306)
Income tax benefit	—	1,161,197
Net loss applicable to common stockholders	$(1,915,327)	$(1,046,109)
Basic and diluted net loss per share	$(0.18)	$(0.36)
Basic and diluted weighted average common shares outstanding	10,521,233	2,914,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(1,915,327)	$(1,046,109)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,900	(12,153)
Comprehensive loss	$(1,913,427)	$(1,058,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity/(Deficit)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	—	$—	10,378,238	$10,378	$228,193,977	$22,243	$(225,704,176)	$2,522,422
Issuance of common stock associated with conversion of debt			146,199	146	99,270	—	—	99,416
Share-based compensation expense			—	—	59,961	—	—	59,961
Foreign currency translation adjustment			—	—	—	1,900	—	1,900
Net loss			—	—	—	—	(1,915,327)	(1,915,327)
Balance, March 31, 2024	—	$—	10,524,437	$10,524	$228,353,208	$24,143	$(227,619,503)	$768,372

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2022	—	$43	2,908,578	$2,909	$217,064,964	$24,747	$(219,563,446)	$(2,470,826)
Sale of common stock pursuant to B. Riley At Market Issuance Sales Agreement			21,195	21	70,709	—	—	70,730
Issuance costs associated with B. Riley At Market Issuance Sales Agreement			—	—	(2,341)	—	—	(2,341)
Redemption of Series D preferred stock	—	(43)						—
Share-based compensation expense			—	—	73,634	—	—	73,634
Foreign currency translation adjustment			—	—	—	(12,153)	—	(12,153)
Net loss			—	—	—	—	(1,046,109)	(1,046,109)
Balance, March 31, 2023	—	$—	2,929,773	$2,930	$217,206,966	$12,594	$(220,609,555)	$(3,387,065)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
Operating activities:
Net loss	$(1,915,327)	$(1,046,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,588	1,785
Non-cash lease expense	29,265	26,936
Share-based compensation	59,961	73,634
Change in fair value of convertible debt	(165,382)	—
Amortization of deferred issuance costs associated with convertible debt	—	10,242
Change in operating assets and liabilities:
Contracts and grants receivable	54,225	(102,878)
Prepaid expenses and other current assets	414,138	60,894
Research and development incentives receivable	17,379	98,456
Operating lease liability	(29,359)	(26,256)
Accounts payable and accrued expenses	391,929	(970,757)
Accrued compensation	(200,899)	(292,200)
Net cash used in operating activities	(1,342,482)	(2,166,253)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	—	70,730
Costs associated with B. Riley At Market Issuance Sales Agreement	—	(2,288)
Deferred issuance costs associated with public offering	(8,992)	—
Convertible debt repayments	—	(1,000,000)
Net cash used in financing activities	(8,992)	(931,558)
Effect of exchange rate on cash and cash equivalents	(3,136)	4,046
Net decrease in cash and cash equivalents	(1,354,610)	(3,093,765)
Cash and cash equivalents at beginning of period	8,446,158	13,359,615
Cash and cash equivalents at end of period	$7,091,548	$10,265,850
Supplemental information:
Cash paid for state income taxes	$17,965	$2,110
Cash paid for interest	$64,047	$213,490
Cash paid for lease liabilities:
Operating lease	$34,100	$33,325
Non-cash investing and financing activities:
Pontifax conversion of portion of debt principal into common stock	$99,416	—
Deferred issuance cost reclassified to additional paid-in capital	$—	$53
Redemption liability for Series D preferred stock	$—	$43
Public offering costs included in accounts payable	$123,689	$—

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With agreement from the European Medicines Agency (“EMA”) on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease, the Company is targeting to begin patient enrollment by the end of 2024 with top-line results anticipated in the second half of 2026. Upon successful completion of the second Phase 3 study, called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2), regulatory approval will be sought to support potential commercialization worldwide.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, the Company’s first-in-class innate defense regulator technology, and dusquetide (SGX942 and SGX945) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer and aphthous ulcers in Behçet’s Disease.

The Company’s Public Health Solutions business segment includes development programs for RiVax®, its ricin toxin vaccine candidate and SGX943, its therapeutic candidate for antibiotic resistant and emerging infectious disease, and vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVax™, its vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs incorporates the use of the Company’s proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

The Company primarily generates revenues under government grants and contracts. The Company was awarded a subcontract that originally provided for approximately $1.1 million from a U.S. Food and Drug Administration (“FDA”) Orphan Products Development grant over four years for an expanded study of HyBryte™ in the treatment of CTCL. The Company will continue to apply for additional government funding.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the FDA regulations, and other regulatory authorities, litigation, and product liability.

Results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the full year.

Liquidity

In accordance with Accounting Standards Codification 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of March 31, 2024, the Company had an accumulated deficit of $227,619,503. During the three months ended March 31, 2024, the Company incurred a net loss of $1,915,327 and used $1,342,482 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. Management believes that the Company has sufficient resources available to support its development activities and business operations and timely satisfy its obligations as they become due through the first quarter of 2025. The Company does not have sufficient cash and cash equivalents as of the date of filing this Quarterly Report on Form 10-Q to support its operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through 12 months after the date the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company plans to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, securing additional proceeds available from the sale of shares of the common stock via an At Market Issuance Sales Agreement and potentially amending the loan agreement with Pontifax Medison Finance (“Pontifax”) to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce the Company’s debt repayments; however, none of these alternatives are committed at this time. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to it to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that it will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, the Company will not have sufficient cash resources and liquidity to fund its business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require the Company to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives and its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce the Company’s ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern. In addition, the perception that the Company may not be able to continue as a going concern may cause others to choose not to deal with it due to concerns about its ability to meet its contractual obligations.

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

As of March 31, 2024, the Company had cash and cash equivalents of $7,091,548 as compared to $8,446,158 as of December 31, 2023, representing a decrease of $1,354,610 or 16%. As of March 31, 2024, the Company had working capital of $607,499 as compared to working capital of $3,355,212 as of December 31, 2023, representing a decrease in working capital of $2,747,713 or 82%. The decrease in cash and cash equivalents was primarily related to cash used in operating activities during the three months ended March 31, 2024. The decrease in working capital is primarily the result of the reclassification of approximately $1 million of the Company’s convertible debt balance from a non-current liability as of December 31, 2023 to a current liability as of March 31, 2024 (resulting from the amendment to the loan and security agreement with Pontifax – see Note 4), and cash used in operating activities during the three months ended March 31, 2024.

Management’s business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, initiate the FLASH2 study, while at the same time, continuing discussions with the FDA on potential modifications to the development path to adequately address their feedback.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expanding development of dusquetide under the research name SGX945 into Behçet’s Disease with the conduct of a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for the Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to approximately $673,000 in active government grant funding still available as of March 31, 2024 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company has continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company completed a public offering on April 22, 2024 of 3,275,000 shares of its common stock, pre-funded warrants to purchase 8,600,000 shares of its common stock and common warrants to purchase up to 11,875,000 shares of its common stock at a combined public offering price of $0.40.

The pre-funded warrants have an exercise price of $0.001. The common warrants have an exercise price of $0.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $4.75 ($4.3 net) million before deducting commissions and other estimated offering expenses. The Company plans to use the proceeds for further support of its programs, as well as for working capital. See Note 8.
●	The Company is currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Nasdaq Capital Market Listing Requirements

On June 23, 2023, the Company received a letter from the staff (the “Staff”) of the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between May 9, 2023 through June 22, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company would be provided with a compliance period of 180 calendar days, or until December 20, 2023, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The Company was unable to regain compliance prior to the expiration of the 180-day period.

On December 21, 2023, the Company received another written notice (the “Notice”) from the Staff stating that the Company had not complied with the minimum bid price requirement and was not eligible for a second 180-day period because the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for Nasdaq. As a result, the Notice indicated that the Company’s common stock would be suspended from trading on Nasdaq unless the Company requested a hearing before the Nasdaq Hearings Panel by December 28, 2023. On March 26, 2024, the Company had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination, which stayed the trading suspension of the Common Stock pending a final written decision by the Nasdaq Hearings Panel and expiration of any additional extension period granted by the panel following the hearing.

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the compliance period.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2024 and 2023.

Fair Value of Financial Instruments

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amount reported in the condensed consolidated balance sheet as of March 31, 2024 for the convertible debt is its fair value - see Note 4. The principal amount of the convertible debt was $2,900,585 at March 31, 2024 and the fair value was $2,996,136. The fair value of the debt was estimated using the Monte Carlo valuation method, which utilizes certain unobservable inputs. As a result, the fair value estimate represents a Level 3 measurement.

A roll forward of the carrying value of the convertible debt to March 31, 2024 is as follows:

	Balance	Conversion	Adjustment to	Balance
	December 31, 2023	January 3, 2024	fair value	March 31, 2024
Convertible debt at fair value	$3,260,934	$(99,416)	$(165,382)	$2,996,136

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

There were no options issued during the three months ended March 31, 2024 and 2023.

Foreign Currency Transactions and Translation

In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive income. During the three months ended March 31, 2024 and 2023, the Company recognized a foreign currency transaction gain of $1,209 and a foreign currency transaction loss of ($366), respectively, in the accompanying condensed consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company did not recognize an income tax benefit during the three months ended March 31, 2024. The Company recognized $1,161,197 of income tax benefit, net of transaction costs from the sale of its 2021 NOL carryforwards during the three months ended March 31, 2023. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the three months ended March 31, 2024 and 2023. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at March 31, 2024 or December 31, 2023.

Loss Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Included within the Company’s weighted average common shares outstanding for the three months ended March 31, 2024, are common shares issuable upon the exercise of the pre-funded warrants associated with the May 2023 public offering, as these pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of March 31,
	2024	2023
Common stock purchase warrants	6,538,073	—
Stock options	906,226	192,273
Convertible debt	2,008,100	146,342
Total	9,452,399	338,615

The weighted average exercise prices of the Company’s warrants and stock options outstanding at March 31, 2024 were $1.50 and $5.52 per share, respectively. The weighted average exercise prices of the Company’s stock options outstanding at March 31, 2023 was $27.56 per share. The weighted average conversion price of the Company’s convertible debt at March 31, 2024 and 2023 was $1.44 and $61.50 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions such as the fair value of warrants and stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2024	2023
Clinical trial expenses	$2,070,955	$1,993,784
Other	531,710	424,218
Total	$2,602,665	$2,418,002

Note 4. Debt

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

Upon the closing of this transaction, the Company borrowed the first tranche of $10 million, had the option to draw the second tranche of $5 million at any time during the initial 12 months of the loan and the third tranche of $5 million upon filing of the new drug application for HyBryte™, subject to certain conditions. The Company elected to let the options to borrow both the second and third tranches expire as of December 15, 2021 and March 15, 2022, respectively.

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

On January, 3, 2024, Pontifax delivered a conversion notice to the Company electing to convert a portion of the remaining principal balance into shares of the Company’s common stock. Upon conversion, the Company issued 146,199 shares of the Company’s common stock at $0.68 per share, reducing the remaining principal balance by $99,416. Pontifax may elect to convert the remaining outstanding loan drawn under the first tranche into additional shares of the Company’s common stock at any time prior to repayment. The Company also has the ability to force the conversion of the loan into shares of its common stock, subject to certain conditions.

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt for accounting purposes. The Company concluded that the amended debt instrument has an embedded derivative that requires bifurcation pursuant to ASC 815-15-25-1 and qualifies for the fair value option in accordance with ASC 815-15-25-4 through ASC 815-15-25-6. The Company elected to account for the amended convertible debt using the fair value option, which requires the Company to record changes in fair value as a component of other income or expense. The fair value of the convertible debt as of March 31, 2024 was $2,996,136, which resulted in the recognition of $165,382 of other income from the change in the fair value of the convertible debt on the Company’s accompanying condensed consolidated statements of operations during the three months ended March 31, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

The key assumptions used in the Monte Carlo valuations were as follows:

Assumptions	12/31/2023	3/31/2024
Stock price	$0.76	$0.60
Volatility	141.90%	148.80%
Discount rate	13.62%	16.16%
Risk-free rate	4.65%	5.03%

Interest expense incurred during the three months ended March 31, 2024 and 2023 was $61,239 and $187,964, respectively. Interest expense paid during the three months ended March 31, 2024 and 2023 was $64,047 and $213,490, respectively.

Annual principal and interest payments due as of March 31, 2024 in accordance with the amended terms of the Pontifax loan agreement, including the January 3, 2024 conversion and assuming no further conversions are as follows:

Year	Principal	Interest	Total
Remainder of 2024	$2,250,000	$198,305	$2,448,305
2025	650,585	13,889	664,474
Total	$2,900,585	$212,194	$3,112,779

Note 5. Shareholders’ Equity

Common Stock

The following items represent transactions in the Company’s common stock for the three months ended March 31, 2024:

●	The Company issued Pontifax 146,199 shares of fully vested common stock pursuant to conversion of a portion of the convertible debt principal balance at a conversion price of $0.68 per share on January 3, 2024, the date of issuance. The conversion price was based on 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice.

The issuance of the Company’s common stock in connection with the convertible debt financing agreement as described above was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

Note 6. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $230,000 as of March 31, 2024 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3% sub-license Investigational New Drug (“IND”) milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases office space which serves as the Company’s corporate headquarters, and both of the Company’s business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,367 per month will be maintained until November 2024 when it will be increased to $11,625 per month where it will remain until expiration.

In September 2014, the Company entered into an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 12,328 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use pursuant to GAAP. In March 2020, the Company issued 130,413 shares of common stock to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $38.40 per share, based upon a formula set forth in the purchase agreement.

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2024, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
April 1 through December 31, 2024	$46,000	$102,817	$148,817
2025	46,000	116,250	162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
2028	46,000	—	46,000
Total	$230,000	$219,067	$449,067

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

Note 7. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	March 31,
	2024	2023
Revenues
Specialized BioTherapeutics	$117,029	$155,365
Public Health Solutions	—	101,813
Total	$117,029	$257,178

Income (loss) from Operations
Specialized BioTherapeutics	$(860,604)	$(910,377)
Public Health Solutions	(45,997)	427
Corporate	(1,210,490)	(1,240,739)
Total	$(2,117,091)	$(2,150,689)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$953	$1,071
Public Health Solutions	159	178
Corporate	476	536
Total	$1,588	$1,785

Other (Expense) Income, Net
Specialized BioTherapeutics	$7,540	$6,082
Corporate	194,224	(62,699)
Total	$201,764	$(56,617)

Share-Based Compensation
Specialized BioTherapeutics	$20,672	$27,427
Public Health Solutions	588	994
Corporate	38,701	45,213
Total	$59,961	$73,634

	As of	As of
	March 31,	December 31,
	2024	2023
Identifiable Assets
Specialized BioTherapeutics	$301,709	$272,099
Public Health Solutions	120,475	3,976
Corporate	7,636,201	9,521,251
Total	$8,058,385	$9,797,326

Note 8. Subsequent Events

Pontifax Conversion of Convertible Debt

On April 15, 2024, Pontifax delivered a conversion notice to the Company electing to convert a portion of the remaining principal balance into shares of the Company’s common stock. Upon conversion, the Company issued 442,400 shares of the Company’s common stock at $0.35 per share, reducing the remaining principal balance by $154,840. Pontifax may elect to convert the remaining outstanding loan drawn under the first tranche into additional shares of the Company’s common stock at any time prior to repayment. The Company also has the ability to force the conversion of the loan into shares of its common stock, subject to certain conditions.

$4.75 million Public Offering

On April 22, 2024, the Company completed a public offering of (i) 3,275,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 8,600,000 shares of the Company’s common stock and (iii) common warrants to purchase 11,875,000 shares of the Company’s common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants, were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants was sold at a per unit price of $0.40. Each unit comprised of pre-funded warrants and common warrants was sold at a per unit price of $0.399, which represents the same per unit price less the $0.001 per share exercise price of the pre-funded warrants. The common warrants are exercisable at a price of $0.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $4.75 ($4.3 net) million before deducting commissions and other estimated offering expenses payable by the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited condensed consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2023. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	our ability to secure government grants or contracts to support our vaccine development;
●	our ability to maintain our listing on Nasdaq and meet Nasdaq’s listing requirements;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;

●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;
●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products; and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note Regarding Reverse Nasdaq Capital Market Listing Requirements

On June 23, 2023, we received a letter from the staff (the “Staff”) of the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between May 9, 2023 through June 22, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we would be provided with a compliance period of 180 calendar days, or until December 20, 2023, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We were unable to regain compliance prior to the expiration of the 180-day period.

On December 21, 2023, we received another written notice (the “Notice”) from the Staff stating that we had not complied with the minimum bid price requirement and were not eligible for a second 180-day period because we did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for Nasdaq. As a result, the Notice indicated that our common stock would be suspended from trading on Nasdaq unless we requested a hearing before the Nasdaq Hearings Panel by December 28, 2023. On March 26, 2024, we had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination, which stayed the trading suspension of our common stock pending a final written decision by the Nasdaq Hearings Panel and expiration of any additional extension period granted by the panel following the hearing.

In order to regain compliance with Nasdaq’s minimum bid price requirement, our Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the compliance period.

Our Business Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: Specialized BioTherapeutics and Public Health Solutions.

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With agreement from the European Medicines Agency (“EMA”) on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease, we are targeting to begin patient enrollment by the end of 2024 with top-line results anticipated in the second half of 2026. Upon successful completion of the second Phase 3 study, called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2), regulatory approval will be sought to support potential commercialization worldwide.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, our first-in-class innate defense regulator technology, and dusquetide (SGX942 and SGX945) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer and aphthous ulcers in Behçet’s Disease.

Our Public Health Solutions business segment includes development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease, and vaccine programs, targeting filoviruses (such as Marburg and Ebola) and CiVax™, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

An outline of our business strategy follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 (Florescent Light Activated Synthetic Hypericin 2) clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, initiate the FLASH2 study, while at the same time, continuing discussions with the U.S. Food and Drug Administration (“FDA”) on potential modifications to the development path to adequately address their feedback.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment of oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expanding development of dusquetide under the research name SGX945 into Behçet’s Disease with the conduct of a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with U.S. government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); NDA submitted to FDA December 2022; FDA RTF letter received February 2023; second Phase 3 trial based upon EMA-accepted protocol targeted to begin patient enrollment by the end of 2024 with top-line results anticipated in the second half of 2026; discussions continue with FDA on modifying the development path to adequately address FDA’s preference for a longer duration comparative study over a placebo-controlled trial.

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

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

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

Following the first Phase 3 study of HyBryte™ for the treatment of CTCL, the FDA and the EMA indicated that they would require a second successful Phase 3 trial to support marketing approval.  With agreement from the EMA on the key design components, the confirmatory Phase 3 trial will be a randomized, double-blind, placebo-controlled, multicenter study treating approximately 80 subjects with early-stage CTCL. It will evaluate the efficacy and safety of HyBryte™ topically applied to CTCL lesions twice weekly for 18 weeks, with each application followed 21 (±3) hours later by the administration of safe, visible light at a wavelength of 500 to 650 nm. The light will be administered starting at 6 J/cm2 twice weekly. This will be increased upwards by 2 J/cm2 until: 1) the patient experiences a Grade 1 erythema, 2) the patient reaches the maximum dose of 30 J/cm2, or 3) the patient cannot tolerate the treatment time, whichever comes first. All of the patient’s lesions that are readily available for exposure to the visible light source will be treated and three to five index lesions of each patient will be prospectively identified and indexed for the modified composite assessment of index lesions severity (“mCAILS”) evaluation prior to randomization (baseline). The primary efficacy endpoint will be assessed on the percent of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a Partial or Complete Response (yes/no) of the treated lesions defined as a ≥ 50% reduction in the total mCAILS score for the three to five index lesions following 18 weeks of treatment compared to the total mCAILS score at baseline.  Other secondary measures will assess treatment response (including duration), degree of improvement, time to relapse and safety.  Following treatment, all patients will be followed every four weeks for a total of 12 weeks (through Week 30). The Data Monitoring Committee will conduct one (1) interim analysis when approximately 60% of the total subjects have completed the primary endpoint evaluation. The primary efficacy endpoint and the key safety endpoints will be analyzed. A sample size recalculation may be performed after examining the assumptions or the trial halted for either futility, safety concerns, or overwhelming efficacy. The Company, participating clinical investigators, and any personnel involved in trial conduct will remain blinded to study treatment until completion of the trial.

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

In May 2023, we were granted a follow-on Type A meeting with the FDA to initiate formal discussions regarding the protocol design of a second, Phase 3 pivotal study evaluating HyBryte™ in the treatment of CTCL in support of potential FDA marketing approval. While discussions have been collaborative, the FDA has expressed a preference for a longer duration comparative study over a placebo-controlled trial.  Given the shorter time to potential commercial revenue and the similar trial design to the first FLASH study afforded by the EMA accepted protocol, we determined to initiate the FLASH2 study in support of worldwide potential approval. At the same time, we will continue discussions with the FDA on modifying the development path to adequately address their feedback.

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

In March 2024, we received agreement from the EMA on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease. This confirmatory 18-week study is expected to enroll approximately 80 patients in the US and Europe and is targeted to begin patient enrollment by the end of 2024 with top-line results anticipated in the second half of 2026.

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

CTCL constitutes a rare group of NHLs, occurring in about 4% of the more than 1.7 million individuals living with the disease in the United States and Europe (European Union and United Kingdom).  It is estimated, based upon review of historic published studies and reports and an interpolation of data on the incidence of CTCL that it affects approximately 31,000 individuals in the U.S. (based on SEER data, with approximately 3,200 new cases seen annually) and approximately 38,000 individuals in Europe (based on ECIS prevalence estimates, with approximately 3,800 new cases annually).

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

Oral Mucositis

Mucositis is the clinical term for damage done to the mucosa by anticancer therapies. It can occur in any mucosal region, but is most commonly associated with the mouth, followed by the small intestine. We estimate, based upon our review of historic studies and reports, and an interpolation of data on the incidence of mucositis, that mucositis affects approximately 500,000 people in the U.S. per year and occurs in 40% of patients receiving chemotherapy. Mucositis can be severely debilitating and can lead to infection, sepsis, the need for parenteral nutrition and narcotic analgesia. The gastrointestinal damage causes severe diarrhea. These symptoms can limit the doses and duration of cancer treatment, leading to sub-optimal treatment outcomes.

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

In April 2024, we received orphan drug designation for the active ingredient in SuVax™, the subunit protein vaccine of recombinantly expressed SUDV glycoprotein, for the prevention and post-exposure prophylaxis against SUDV infection.

In April 2024, we received orphan drug designation for the active ingredient in MarVax™, the subunit protein vaccine of recombinantly expressed MARV glycoprotein, for the prevention and post-exposure prophylaxis against MARV infection.

In April 2024, we received notice of intent to grant additional patents based on our patent application titled “Compositions and Methods of Manufacturing Trivalent Filovirus Vaccines” in the United Kingdom and South Africa, with other international jurisdictions pending.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years of approximately $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($1.3 million for fiscal year 2024).

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions such as the fair value of stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material Changes in Results of Operations

Three Months Ended March 31, 2024 Compared to March 31, 2023

For the three months ended March 31, 2024 we had a net loss of $1,915,327 as compared to a net loss of $1,046,109 for the same prior year period, representing increased net loss of $869,218 or 83%. This increase in net loss was primarily due to the recognition of an income tax benefit during the three months ended March 31, 2023 with no corresponding income tax benefit recognized during the three months ended March 31, 2024.

Our revenues and associated costs incurred relate to government contracts, grants and subawards received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; development of CiVax™, our vaccine candidate for the prevention of COVID-19, and evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. For the three months ended March 31, 2024, we had revenues of $117,029 as compared to $257,178 for the same prior year period, representing a decrease of $140,149 or 54%. We also incurred costs related to those revenues for the three months ended March 31, 2024 and 2023 of $117,029 and $226,040, respectively, representing a decrease of $109,011 or 48%. Our gross profit for the three months ended March 31, 2024 was zero or 0% of total revenues, as compared to a gross profit of $31,138 or 12% of total revenues for the same period in 2023, representing a decrease of $31,138 or 100%. The decrease in revenue and gross profit during the three months ended March 31, 2024 was primarily related to the conclusion of higher margin grants associated with the development of SGX943 and CiVax™ and a decrease in revenue associated with the zero margin grant for the HyBryte™ investigator initiated study.

Research and development expenses were $1,095,040 for the three months ended March 31, 2024 as compared to $946,451 for the same period in 2023, representing an increase of $148,589 or 16%. The increase was primarily due to an increase in preliminary costs associated with the anticipated initiation of our Phase 2 study in Behçet’s Disease and the second confirmatory Phase 3 CTCL trial.

General and administrative expenses were $1,022,051 for the three months ended March 31, 2024, as compared to $1,235,376 for the same period in 2023, representing a decrease of $213,325 or 17%. The decrease in general and administrative expenses for the three months ended March 31, 2024 was primarily attributable to a reduction in legal and professional fees associated with a reverse stock split of our issued and outstanding shares of common stock during the three months ended March 31, 2023.

The amendment to the convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”) – see Note 4, resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense. The fair value of the convertible debt as of March 31, 2024 was $2,996,136, which resulted in the recognition of $165,382 of other income from the change in the fair value of the convertible debt on our accompanying condensed consolidated statements of operations during the three months ended March 31, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Interest expense, net for the three months ended March 31, 2024 was ($28,842) as compared to $103,568 for the same period in 2023, representing a decrease of $132,410 or 128%. The decrease is primarily associated with the reduction in interest resulting from the repayment of $6M of the convertible debt principal balance.

Financial Condition

Cash and Working Capital

As of March 31, 2024, we had cash and cash equivalents of $7,091,548 as compared to $8,446,158 as of December 31, 2023, representing a decrease of $1,354,610 or 16%. As of March 31, 2024, we had working capital of $607,499 as compared to working capital of $3,355,212 as of December 31, 2023, representing a decrease of $2,747,713 or 82%. The decrease in cash and cash equivalents was primarily related to cash used in operating activities during the three months ended March 31, 2024. The decrease in working capital is primarily the result of the reclassification of approximately $1 million of the convertible debt balance from a non-current liability as of December 31, 2023 to a current liability as of March 31, 2024 (resulting from the amendment to the loan and security agreement with Pontifax – see Note 4), and cash used in operating activities during the three months ended March 31, 2024.

Based on our operating budget, current rate of cash outflows, cash on hand, and proceeds from government contract and grant programs, we believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they become due through the first quarter of 2025. We do not have sufficient cash and cash equivalents as of the date of filing this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $673,000 in active government grant funding still available as of March 31, 2024 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We completed a public offering on April 22, 2024 of 3,275,000 shares of our common stock, pre-funded warrants to purchase 8,600,000 shares of our common stock and common warrants to purchase up to 11,875,000 shares of our common stock at a combined public offering price of $0.40. The pre-funded warrants have an exercise price of $0.001. The common warrants have an exercise price of $0.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to us from this offering were approximately $4.75 ($4.3 net) million before deducting commissions and other estimated offering expenses. We plan to use the proceeds for further support of our programs, as well as for working capital. See Note 8; and

●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Nasdaq Capital Market Listing Requirements

On June 23, 2023, we received a letter from the staff (the “Staff”) of the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between May 9, 2023 through June 22, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we would be provided with a compliance period of 180 calendar days, or until December 20, 2023, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We were unable to regain compliance prior to the expiration of the 180-day period.

On December 21, 2023, we received another written notice (the “Notice”) from the Staff stating that we had not complied with the minimum bid price requirement and was not eligible for a second 180-day period because we did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for Nasdaq. As a result, the Notice indicated that our common stock would be suspended from trading on Nasdaq unless we requested a hearing before the Nasdaq Hearings Panel by December 28, 2023. On March 26, 2024, we had an oral hearing with a Nasdaq Hearings Panel to appeal the Staff’s delisting determination, which stayed the trading suspension of the Common Stock pending a final written decision by the Nasdaq Hearings Panel and expiration of any additional extension period granted by the panel following the hearing.

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the compliance period.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $6.0 million before any contract or grant reimbursements, all of which relates to the Specialized BioTherapeutics business segment. We anticipate contract and grant reimbursements revenue in the next 12 months of approximately $0.3 million to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31, 2024 and 2023:

	2024	2023
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$45,839	$30,533
SGX942 (Dusquetide)	19,258	(318)
HyBryte™ (SGX301 or synthetic hypericin)	840,393	822,096
Other	189,550	94,140
Total	$1,095,040	$946,451

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$—	$—
CiVax™	—	35,247
SGX943	—	35,429
HyBryte™ (investigator-initiated study)	117,029	155,365
Total	117,029	226,040
Grand Total	$1,212,069	$1,172,491

Contractual Obligations

We have licensing fee commitments of approximately $230,000 as of March 31, 2024 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease office space which serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment on June 21, 2022, the lease has been extended to October 2025. The current rent of $11,367 per month will be maintained until November 2024 when it will be increased to $11,625 per month where it will remain until expiration. Our office space is sufficient for our current needs.

In September 2014, we entered into an asset purchase agreement with Hy Biopharma pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we initially paid $275,000 in cash and issued 12,328 shares of common stock with a fair value based upon our stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use pursuant to GAAP.

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

Provided the final success-oriented milestone of FDA approval is attained, we will be required to make a payment of up to $5 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of March 31, 2024, no other milestone or royalty payments have been paid or accrued.

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

In April 2023, we entered into an amendment to the convertible debt financing agreement with Pontifax. The amendment required the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The amendment also provided for a new interest only period from the date of the amendment through June 30, 2024, reduced quarterly principal repayments from $1 million to $750,000 and eliminated the minimum cash covenant. Further, the Amendment reduced the conversion price with respect to the remaining principal amount under the agreement to (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 588,599 shares of our common stock issuable upon conversion and to (ii) $1.70 with respect to all shares of our common stock issuable upon conversion in excess of the first 588,599 shares so issued. The remaining terms of the agreement remain in effect without modification.

On January 3, 2024, Pontifax delivered a conversion notice to the Company electing to convert a portion of the remaining principal balance into shares of the Company’s common stock. Upon conversion, the Company issued 146,199 shares of the Company’s common stock at $0.68 per share, reducing the remaining principal balance by $99,416. Pontifax may elect to convert the remaining outstanding loan drawn under the first tranche into additional shares of the Company’s common stock at any time prior to repayment. The Company also has the ability to force the conversion of the loan into shares of its common stock, subject to certain conditions.

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense. The fair value of the convertible debt as of March 31, 2024 was $2,996,136, which resulted in the recognition of $165,382 of other income from the change in the fair value of the convertible debt on our accompanying condensed consolidated statements of operations during the three months ended March 31, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

Interest expense incurred during the three months ended March 31, 2024 and 2023 was $61,239 and $187,964, respectively. Interest expense paid during the three months ended March 31, 2024 and 2023 was $64,047 and $213,490, respectively.

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

As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our periodic reports on Form 10-Q and Form 8-K. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

Shareholders may suffer substantial dilution related to issued pre-funded warrants, common stock warrants, options and convertible notes.

As of May 3, 2024, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	pre-funded warrants to purchase a total of 7,042,000 shares of our common stock at a current weighted average exercise price of $0.001 per share;

●	common stock warrants to purchase a total of 18,413,073 shares of our common stock at a current weighted average exercise price of $0.79;

●	options to purchase approximately 906,226 shares of our common stock at a current weighted average exercise price of $5.52; and

●	convertible promissory notes issued to Pontifax Medison Finance, of which there was $2,745,745 of principal and $21,529 of accrued interest outstanding, which notes are convertible at $1.70 per share; and

●	5,096,447 shares of common stock available for future issuance under our 2015 Equity Incentive Plan.

We have granted, and expect to grant in the future, options to purchase shares of our common stock to our directors, employees and consultants under our incentive compensation plan. To the extent that pre-funded warrants, common stock warrants, options or convertible promissory notes are exercised or converted, our stockholders will experience dilution and our stock price may decrease.

Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these pre-funded warrants, common stock warrants, options and convertible promissory notes could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLIGENIX, INC.

May 10, 2024	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2024	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)