Form 10-Q
period 2024-06-30
SOLIGENIX, INC.
filed 2024-08-09
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 2, 2024, 2,280,421 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,412,539	$8,446,158
Unbilled revenue	—	171,254
Research and development incentives receivable, current	—	23,894
Deferred issuance cost	5,861	—
Prepaid expenses and other current assets	244,472	866,014
Total current assets	9,662,872	9,507,320
Security deposit	22,777	22,777
Office furniture and equipment, net	8,751	11,927
Right-of-use lease assets	170,679	229,834
Research and development incentives receivable, net of current portion	—	25,468
Total assets	$9,865,079	$9,797,326

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,698,225	$1,111,226
Accrued expenses	1,701,806	2,418,002
Accrued compensation	80,244	251,115
Lease liabilities, current	128,592	121,765
Convertible debt	2,745,745	2,250,000
Total current liabilities	6,354,612	6,152,108
Non-current liabilities:
Convertible debt	—	1,010,934
Lease liabilities, net of current portion	45,691	111,862
Total liabilities	6,400,303	7,274,904

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 1,542,480 and 648,761 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively⁽¹⁾	1,542	649
Additional paid-in capital (1)	232,699,640	228,203,706
Accumulated other comprehensive income	27,599	22,243
Accumulated deficit	(229,264,005)	(225,704,176)
Total shareholders’ equity	3,464,776	2,522,422
Total liabilities and shareholders’ equity	$9,865,079	$9,797,326

(1)	Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Grant revenue	2,342	206,929	$119,371	$464,107
Total revenues	2,342	206,929	119,371	464,107
Cost of revenues	(2,342)	(184,021)	(119,371)	(410,061)
Gross profit	—	22,908	—	54,046
Operating expenses:
Research and development	501,158	762,699	1,596,198	1,709,150
General and administrative	1,243,517	890,533	2,265,568	2,125,909
Total operating expenses	1,744,675	1,653,232	3,861,766	3,835,059
Loss from operations	(1,744,675)	(1,630,324)	(3,861,766)	(3,781,013)
Other income (expense):
Foreign currency transaction gain	473	3,722	1,682	3,356
Interest income (expense), net	35,925	(60,194)	64,767	(163,762)
Research and development incentives	(31,819)	6,209	(25,488)	12,657
Other income	43	2,354	43	43,223
Loss on extinguishment of debt	—	(393,791)	—	(393,791)
Change in fair value of convertible debt	95,551	460,000	260,933	460,000
Total other income (expense)	100,173	18,300	301,937	(38,317)
Net loss before income taxes	(1,644,502)	(1,612,024)	(3,559,829)	(3,819,330)
Income tax benefit	—	—	—	1,161,197
Net loss applicable to common stockholders	$(1,644,502)	$(1,612,024)	$(3,559,829)	$(2,658,133)
Basic and diluted net loss per share (1)	$(1.31)	$(3.56)	$(3.71)	$(8.35)
Basic and diluted weighted average common shares outstanding (1)	1,258,985	453,035	958,341	318,414

(1)	Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(1,644,502)	$(1,612,024)	$(3,559,829)	$(2,658,133)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,456	(6,533)	5,356	(18,686)
Comprehensive loss	$(1,641,046)	$(1,618,557)	$(3,554,473)	$(2,676,819)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity/(Deficit)

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	—	$—	648,761	$649	$228,203,706	$22,243	$(225,704,176)	$2,522,422
Issuance of common stock and pre-funded warrants in connection with April 2024 public offering	—	—	204,694	205	4,741,195	—	—	4,741,400
Issuance costs associated with April 2024 public offering	—	—	—	—	(625,065)	—	—	(625,065)
Fractional shares issued in June 2024 reverse stock split	—	—	114,735	115	(115)	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	537,500	537	8,063	—	—	8,600
Issuance of common stock associated with conversion of debt	—	—	36,790	36	254,220	—	—	254,256
Share-based compensation expense	—	—	—	—	117,636	—	—	117,636
Foreign currency translation adjustment	—	—	—	—	—	5,356	—	5,356
Net loss	—	—	—	—	—	—	(3,559,829)	(3,559,829)
Balance, June 30, 2024	—	$—	1,542,480	$1,542	$232,699,640	$27,599	$(229,264,005)	$3,464,776

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2022	—	$43	181,898	$182	$217,067,691	$24,747	$(219,563,446)	$(2,470,826)
Sale of common stock pursuant to B. Riley At Market Issuance Sales Agreement	—	—	53,202	53	3,091,409	—	—	3,091,462
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	—	—	(95,348)	—	—	(95,348)
Redemption of Series D preferred stock	—	(43)	—	—	—	—	—	—
Issuance of common stock in May 2023 public offering	—	—	143,844	144	8,495,673	—	—	8,495,817
Issuance costs associated with May 2023 public offering	—	—	—	—	(834,061)	—	—	(834,061)
Issuance of common stock to vendors	—	—	3,125	3	72,997	—	—	73,000
Issuance of common stock for purchase option	—	—	1,978	2	49,998	—	—	50,000
Exercise of pre-funded warrants	—	—	231,189	231	3,068	—	—	3,299
Share-based compensation expense	—	—	—	—	163,676	—	—	163,676
Foreign currency translation adjustment	—	—	—	—	—	(18,686)	—	(18,686)
Net loss	—	—	—	—	—	—	(2,658,133)	(2,658,133)
Balance, June 30, 2023	—	$—	615,236	$615	$228,015,103	$6,061	$(222,221,579)	$5,800,200

Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity/(Deficit)

For the Three Months Ended June 30, 2024 and 2023

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, March 31, 2024	657,900	$658	$228,363,074	$24,143	$(227,619,503)	$768,372
Issuance of common stock and pre-funded warrants in connection with April 2024 public offering	204,694	205	4,741,195	—	—	4,741,400
Issuance costs associated with April 2024 public offering	—	—	(625,065)	—		(625,065)
Fractional shares issued in June 2024 reverse stock split	114,735	115	(115)	—		—
Exercise of pre-funded warrants	537,500	537	8,063	—	—	8,600
Issuance of common stock upon conversion of debt	27,651	27	154,813	—	—	154,840
Share-based compensation expense	—	—	57,675	—	—	57,675
Foreign currency translation adjustment	—	—	—	3,456	—	3,456
Net loss	—	—	—	—	(1,644,502)	(1,644,502)
Balance, June 30, 2024	1,542,480	$1,542	$232,699,640	$27,599	$(229,264,005)	$3,464,776

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, March 31, 2023	183,227	$183	$217,209,713	$12,594	$(220,609,555)	$(3,387,065)
Issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	51,873	52	3,020,680	—	—	3,020,732
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	(93,007)	—	—	(93,007)
Issuance of common stock and pre-funded warrants in connection with May 2023 public offering	143,844	144	8,495,673	—	—	8,495,817
Issuance costs associated with May 2023 public offering	—	—	(834,061)	—	—	(834,061)
Issuance of common stock to vendors	3,125	3	72,997	—	—	73,000
Issuance of common stock upon exercise of pre-funded warrants	231,189	231	3,068	—	—	3,299
Issuance of common stock for asset purchase option	1,978	2	49,998	—	—	50,000
Share-based compensation expense	—	—	90,042	—	—	90,042
Foreign currency translation adjustment	—	—	—	(6,533)	—	(6,533)
Net loss	—	—	—	—	(1,612,024)	(1,612,024)
Balance, June 30, 2023	615,236	$615	$228,015,103	$6,061	$(222,221,579)	$5,800,200

Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	2024	2023
Operating activities:
Net loss	$(3,559,829)	$(2,658,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,176	3,375
Non-cash lease expense	59,155	54,432
Share-based compensation	117,636	163,676
Issuance of common stock to vendors for services	—	73,000
Issuance of common stock for purchase option	—	50,000
Loss on extinguishment of debt	—	393,791
Change in fair value of convertible debt	(260,933)	(460,000)
Amortization of deferred issuance costs associated with convertible debt	—	12,518
Change in operating assets and liabilities:
Contracts and grants receivable	171,254	1,374
Prepaid expenses and other current assets	621,542	102,882
Research and development incentives receivable	48,994	93,821
Operating lease liability	(59,344)	(53,071)
Accounts payable and accrued expenses	(231,089)	(1,604,414)
Accrued compensation	(170,871)	(262,831)
Net cash flows from operating activities	(3,260,309)	(4,089,580)

Financing activities:
Proceeds from issuance of common stock pursuant to B. Riley At Market Issuance Sales Agreement	—	3,091,462
Costs associated with B. Riley At Market Issuance Sales Agreement	—	(93,009)
Proceeds from issuance of common stock and pre-funded warrants pursuant to public offering	4,741,400	8,495,817
Stock issuance costs associated with public offering	(524,226)	(612,611)
Proceeds from the exercise of warrants	8,600	3,299
Convertible debt repayments	—	(7,000,000)
Net cash flows from financing activities	4,225,774	3,884,958
Effect of exchange rate on cash and cash equivalents	916	5,946
Net increase in cash and cash equivalents	966,381	(198,676)
Cash and cash equivalents at beginning of period	8,446,158	13,359,615
Cash and cash equivalents at end of period	$9,412,539	$13,160,939
Supplemental information:
Cash paid for state income taxes	$33,665	$10,879
Cash paid for interest	$125,286	$424,660
Cash paid for lease liabilities:
Operating lease	$68,200	$66,650
Non-cash investing and financing activities:
Pontifax conversion of portion of debt principal into common stock	$254,256	—
Deferred issuance cost reclassified to additional paid-in capital	$—	$2,339
Redemption liability for Series D preferred stock	$—	$43
Public offering costs included in accounts payable	$100,839	$221,450

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

Results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the full year.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of June 30, 2024, the Company had an accumulated deficit of $229,264,005. During the six months ended June 30, 2024, the Company incurred a net loss of $3,559,829 and used $3,260,309 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. Management believes that the Company has sufficient resources available to support its development activities and business operations and timely satisfy its obligations as they become due through the second quarter of 2025. The Company does not have sufficient cash and cash equivalents as of the date of filing this Quarterly Report on Form 10-Q to support its operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through 12 months after the date the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company plans to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, and potentially amending the loan agreement with Pontifax Medison Finance (“Pontifax”) to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce the Company’s debt repayments; however, none of these alternatives are committed at this time. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to it to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that it will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, the Company will not have sufficient cash resources and liquidity to fund its business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require the Company to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives and its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce the Company’s ability to access capital, which could negatively affect its liquidity and ability to continue as a going concern. In addition, the perception that the Company may not be able to continue as a going concern may cause others to choose not to deal with it due to concerns about its ability to meet its contractual obligations.

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

As of June 30, 2024, the Company had cash and cash equivalents of $9,412,539 as compared to $8,446,158 as of December 31, 2023, representing an increase of $966,381 or 11%. As of June 30, 2024, the Company had working capital of $3,308,260 as compared to working capital of $3,355,212 as of December 31, 2023, representing a decrease in working capital of $46,952 or 1%. The increase in cash and cash equivalents was primarily related to cash received from the April 2024 public offering offset by cash used in operating activities during the six months ended June 30, 2024. The decrease in working capital is primarily the result of the reclassification of approximately $1 million of the Company’s convertible debt balance from a non-current liability as of December 31, 2023 to a current liability as of June 30, 2024 (resulting from the amendment to the loan and security agreement with Pontifax – see Note 4), and cash used in operating activities during the six months ended June 30, 2024 offset by cash received from the April 2024 public offering.

Management’s business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, initiate the FLASH2 study, while at the same time, continuing discussions with the FDA on potential modifications to the development path to adequately address their feedback.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expanding development of dusquetide under the research name SGX945 into Behçet’s Disease with the conduct of a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for the Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to approximately $554,000 in active government grant funding still available as of June 30, 2024 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company completed a public offering on April 22, 2024 of 204,694 shares of its common stock, pre-funded warrants to purchase 537,500 shares of its common stock and common warrants to purchase up to 742,194 shares of its common stock at a combined public offering price of $6.40. The pre-funded warrants have an exercise price of $0.02. The common warrants have an exercise price of

$6.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $4.75 million before deducting commissions and other estimated offering expenses of approximately $450,000. The Company plans to use the proceeds for further support of its programs, as well as for working capital.
●	The Company entered into a warrant inducement agreement (the “Inducement Agreement”) on July 9, 2024 with certain holders (the “Holders”) of the Company’s existing Warrant to Purchase Shares of Common Stock (“Existing Warrants”) to purchase shares of common stock of the Company. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of the Company’s common stock at an exercise price of $6.00 per share during the period from the date of the Inducement Agreement until 1:00 p.m., Eastern Time, on July 9, 2024. The total gross proceeds to the Company was approximately $4,218,750 from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses. See Note 8.
●	The Company is currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Reverse Stock Split

On June 5, 2024, the Company completed a reverse stock split of its issued and outstanding shares of common stock at a ratio of one-for-sixteen, whereby every sixteen shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. The Company’s common stock began trading on The Nasdaq Capital Market on a reverse split basis at the market opening on June 6, 2024. All share and per share data have been restated to reflect this reverse stock split.

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

The Company did not record any impairment of long-lived assets for the three and six months ended June 30, 2024 and 2023.

Fair Value of Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

Fair Value valuation techniques include a three level hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

The carrying amount reported in the condensed consolidated balance sheet as of June 30, 2024 for the convertible debt is its fair value which totals $2,745,745 and was approximately equivalent to the face value of the convertible debt at June 30, 2024. The fair value estimate represents a Level 3 measurement in the fair value hierarchy.

A roll forward of the fair value of convertible debt to June 30, 2024 is as follows:

		Pontifax
		Conversions
	Balance	January 3, 2024	Adjustment to	Balance
	December 31, 2023	and April 15, 2024	fair value	June 30, 2024
Convertible debt at fair value	$3,260,934	$(254,256)	$(260,933)	$2,745,745

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

Change in Accounting Estimates

The Company accrues clinical trial expenses per contracts with clinical sites over the course of the clinical trial period. Accrued trial expenses are assessed for accuracy on an ongoing basis during the trial period and beyond. The Company made an adjustment to estimated accrued clinical trial expenses of approximately $910,000 for completed trials at June 30, 2024.

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

The Company also records revenue from contracts with customers in accordance with applicable accounting guidance which requires an entity to recognize revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of this guidance, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of this guidance, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Research and Development Costs

Research and development costs are charged to expense when incurred in accordance with applicable accounting guidance. Research and development includes costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, equipment depreciation and allocation of various corporate costs.

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

The fair value of options issued during the six months ended June 30, 2024 and 2023 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 4 years;

●	volatility of 108% for 2024 and 94% for 2023; and
●	risk free interest rates of 4.76% for 2024 and 3.48% for 2023.

The fair value of each option grant made during the six months ended June 30, 2024 and 2023 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive income. During the three months ended June 30, 2024 and 2023, the Company recognized foreign currency transaction gains of $473 and $3,722, respectively, in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company recognized foreign currency transaction gains of $1,682 and $3,356, respectively, in the accompanying condensed consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company did not recognize an income tax benefit during the six months ended June 30, 2024. The Company recognized $1,161,197 of income tax benefit, net of transaction costs from the sale of its 2021 NOL carryforwards during the six months ended June 30, 2023. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for the six months ended June 30, 2024 and 2023. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at June 30, 2024 or December 31, 2023.

Loss Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Included within the Company’s weighted average common shares outstanding for the three and six months ended June 30, 2024, are common shares issuable upon the exercise of the pre-funded warrants associated with the May 2023 and April 2024 public offerings, as these pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Since there is a significant number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

The following table summarizes potentially dilutive adjustments to the number of common shares which were excluded from the diluted calculation because their effect would be anti-dilutive due to the losses in each period:

	As of June 30,
	2024	2023
Common stock purchase warrants	1,150,834	442,232
Stock options	56,699	12,879
Convertible debt	100,947	133,451
Total	1,308,480	588,562

The weighted average exercise prices of the Company’s warrants and stock options outstanding at June 30, 2024 were $12.65 and $84.65 per share, respectively. The weighted average exercise prices of the Company’s warrants and stock options outstanding at June 30, 2023 was $22.18 and $404.72 per share, respectively. The weighted average conversion price of the Company’s convertible debt at June 30, 2024 and 2023 was $27.20 and $359.68 per share, respectively.

Use of Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions such as the fair value of warrants and stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2024	2023
Clinical trial expenses	$1,356,608	$1,993,784
Other	345,198	424,218
Total	$1,701,806	$2,418,002

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

On April 19, 2023, the Company entered into an amendment to the convertible debt financing agreement dated December 15, 2020 with Pontifax. The amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The amendment also provided for a new interest only period from the date of the amendment through June 30, 2024, reduced quarterly principal repayments from $1 million to $750,000 and eliminated the minimum cash covenant. Further, the amendment reduced the conversion price with respect to the remaining principal amount under the agreement to (i) 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice with respect to the first 36,790 shares of the Company’s common stock issuable upon conversion and to (ii) $27.20 with respect to all shares of the Company’s common stock issuable upon conversion in excess of the first 36,790 shares so issued. The remaining terms of the agreement remain in effect without modification.

On January, 3, 2024, Pontifax delivered a conversion notice to the Company electing to convert a portion of the remaining principal balance into shares of the Company’s common stock. Upon conversion, the Company issued 9,139 shares of the Company’s common stock at $10.88 per share, reducing the remaining principal balance by $99,416.

On April 15, 2024, Pontifax delivered a conversion notice to the Company electing to convert a portion of the remaining principal balance into shares of the Company’s common stock. Upon conversion, the Company issued 27,651 shares of the Company’s common stock at $5.60 per share, reducing the remaining principal balance by $154,840. Pontifax may elect to convert the remaining outstanding loan drawn under the first tranche into additional shares of the Company’s common stock at any time prior to repayment. The Company also has the ability to force the conversion of the loan into shares of its common stock, subject to certain conditions.

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt for accounting purposes. The Company concluded that the amended debt instrument has an embedded derivative that requires bifurcation and qualifies for the fair value option. The Company elected to account for the amended convertible debt using the fair value option, which requires the Company to record changes in fair value as a component of other income or expense. The Company has determined the carrying amount reported in the condensed consolidated balance sheet as of June 30, 2024 for the convertible debt is its fair value which totals $2,745,745 and was approximately equivalent to the face value of the convertible debt at June 30, 2024. The Company recognized $95,551 and $260,933 of other income from the change in the fair value of the convertible debt on the Company’s accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively.

Interest expense incurred during the three months ended June 30, 2024 and 2023 was $58,485 and $86,556, respectively. Interest expense paid during the three months ended June 30, 2024 and 2023 was $61,239 and $211,170, respectively. Interest expense incurred during the six months ended June 30, 2024 and 2023 was $119,724 and $274,521, respectively. Interest expense paid during the six months ended June 30, 2024 and 2023 was $125,286 and $424,660, respectively.

Annual principal and interest payments due as of June 30, 2024 in accordance with the amended terms of the Pontifax loan agreement, including the January 3, 2024 and April 15, 2024 conversions and assuming no further conversions are as follows:

Year	Principal	Interest	Total
Remainder of 2024	$1,372,872	$73,274	$1,446,146
2025	686,437	14,336	700,773
Total	$2,059,309	$87,610	$2,146,919

Note 5. Shareholders’ Equity

Common Stock

The Company completed a public offering on April 22, 2024 of 204,694 shares of its common stock, pre-funded warrants to purchase 537,500 shares of its common stock and common warrants to purchase up to 742,194 shares of its common stock at a combined public offering price of $6.40. The pre-funded warrants have an exercise price of $0.02. The common warrants have an exercise price of $6.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $4.75 million before deducting commissions and other estimated offering expenses payable by the Company of approximately $450,000.

The following items represent transactions in the Company’s common stock for the six months ended June 30, 2024:

●	The Company issued Pontifax 9,139 shares of fully vested common stock pursuant to conversion of a portion of the convertible debt principal balance at a conversion price of $10.88 per share on January 3, 2024. The conversion price was based on 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice.
●	The Company issued Pontifax 27,651 shares of fully vested common stock pursuant to conversion of a portion of the convertible debt principal balance at a conversion price of $5.60 per share on April 15, 2024. The conversion price was based on 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice.
●	The Company sold 204,694 shares of common stock and 537,500 pre-funded warrants pursuant to the April 2024 public offering for $6.40 per share on April 22, 2024.

●	The Company issued 97,375 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on April 22, 2024.
●	The Company issued 69,125 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 11, 2024.
●	The Company issued 117,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 14, 2024.
●	The Company issued 130,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 20, 2024.
●	The Company issued 124,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 25, 2024.

The issuance of the Company’s common stock in connection with the convertible debt financing agreement as described above was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

The issuances of the Company’s common stock in connection with the April 2024 public offering and upon the exercise of the pre-funded warrants described above were registered on a Registration Statement on Form S-1.

Note 6. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $230,000 as of June 30, 2024 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3% sub-license Investigational New Drug (“IND”) milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In September 2014, the Company entered into an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”) pursuant to which the Company acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, the Company paid $275,000 in cash and issued 771 shares of common stock with a fair value based on the Company’s stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in the Company’s research and development activities and do not have alternative future use. In March 2020, the Company issued 8,151 shares of common stock to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $614.40 per share, based upon a formula set forth in the purchase agreement.

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2024, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and	Property and
Year	Development	Other Leases	Total
July 1 through December 31, 2024	$46,000	$68,717	$114,717
2025	46,000	116,250	162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
2028	46,000	—	46,000
Total	$230,000	$184,967	$414,967

Note 7. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	June 30,
	2024	2023
Revenues
Specialized BioTherapeutics	$2,342	$68,505
Public Health Solutions	—	138,424
Total	$2,342	$206,929

Income (loss) from Operations
Specialized BioTherapeutics	$(283,206)	$(611,300)
Public Health Solutions	(62,052)	(2,247)
Corporate	(1,399,417)	(1,016,777)
Total	$(1,744,675)	$(1,630,324)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$953	$954
Public Health Solutions	159	159
Corporate	476	477
Total	$1,588	$1,590

Other (Expense) Income, Net
Specialized BioTherapeutics	$(31,346)	$9,931
Corporate	131,519	8,369
Total	$100,173	$18,300

Share-Based Compensation
Specialized BioTherapeutics	$20,940	$27,427
Public Health Solutions	617	994
Corporate	36,118	61,621
Total	$57,675	$90,042

	Six Months Ended
	June 30,
	2024	2023
Revenues
Specialized BioTherapeutics	$119,371	$223,870
Public Health Solutions	—	240,237
Total	$119,371	$464,107

Income (loss) from Operations
Specialized BioTherapeutics	$(1,143,810)	$(1,521,677)
Public Health Solutions	(108,049)	(1,820)
Corporate	(2,609,907)	(2,257,516)
Total	$(3,861,766)	$(3,781,013)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$1,906	$2,025
Public Health Solutions	318	337
Corporate	952	1,013
Total	$3,176	$3,375

Other (Expense) Income, Net
Specialized BioTherapeutics	$(23,806)	$16,013
Corporate	325,743	(54,330)
Total	$301,937	$(38,317)

Share-Based Compensation
Specialized BioTherapeutics	$41,612	$54,854
Public Health Solutions	1,205	1,988
Corporate	74,819	106,834
Total	$117,636	$163,676

	As of	As of
	June 30,	December 31,
	2024	2023
Identifiable Assets
Specialized BioTherapeutics	$183,858	$272,099
Public Health Solutions	2,917	3,976
Corporate	9,678,304	9,521,251
Total	$9,865,079	$9,797,326

Note 8. Subsequent Events

On July 9, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with certain holders (the “Holders”) of the Company’s existing Warrant to Purchase Shares of Common Stock (“Existing Warrants”) to purchase shares of common stock of the Company. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of common stock at an exercise price of $6.00 per share during the period from the date of the Inducement Agreement until 1:00 p.m., Eastern Time, on July 9, 2024. The aggregate gross proceeds received by the Company was approximately $4,218,750 from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses payable by the Company.

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	our ability to secure government grants or contracts to support our vaccine development;
●	our ability to maintain our listing on The Nasdaq Capital Market and meet its listing requirements;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;

●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;
●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. Covid-19); and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note Regarding Reverse Stock Split

On June 5, 2024, we completed a reverse stock split of our issued and outstanding shares of common stock at a ratio of one-for-sixteen, whereby every sixteen shares of our issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole number. Our common stock began trading on The Nasdaq Capital Market on a reverse split basis at the market opening on June 6, 2024. All share and per share data have been restated to reflect this reverse stock split.

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

In June 2024, we announced positive clinical results from a comparability study evaluating HyBryte™ versus Valchlor® (mechlorethamine gel) in the treatment of early stage CTCL. The open-label study enrolled 10 patients (5 patients per group) with treatment success defined as a ≥50% improvement in a patient’s cumulative mCAILS score after 12 weeks of topical treatment compared to Baseline. The study demonstrated that HyBryte™ treatment resulted in 60% of patients achieving a 50% or better improvement in their mCAILS score versus 20% of Valchlor® patients. When comparing the tolerance of the topical therapies in this trial, it is notable that all patients tolerated HyBryte™ well and had no adverse events “Related” to the therapy. In contrast, 60% of the Valchlor® treated patients had at least one adverse event “Related” to the therapy. These adverse events in the Valchlor® group included rashes, application site sensitivity, allergic contact dermatitis, and dermatitis, with one patient requiring steroid treatment, one requiring temporary interruption of Valchlor® treatment, and one requiring permanent discontinuation of Valchlor®. No such instances were reported in the HyBryte™ group.

In July 2024, we announced an interim update on the open-label, investigator-initiated study (IIS) evaluating extended HyBryte™ treatment for up to 12 months in patients with early stage CTCL. To date, the trial sponsored by Dr. Ellen Kim, has enrolled and treated six patients with HyBryte™ over a time period ranging up to 44 weeks. Patients have responded positively to HyBryte™ therapy with 75% (3 of the 4 subjects who have completed at least 12 weeks of therapy) already achieving “Treatment Success”, as predefined in the study’s protocol as ≥50% improvement in their cumulative mCAILS score compared to Baseline. Of the three Treatment Successes, two were achieved within the first 12 weeks of treatment and the third within 18 weeks. Of the remaining three patients, two have only recently started HyBryte™ therapy and have not yet reached their first efficacy evaluation visit (i.e., at Week 6) and the other had a substantial improvement documented at the Week 18 visit, but has not yet achieved the success threshold. In addition, HyBryte™ appears to be safe and well tolerated in all patients, with no treatment-related adverse events reported to date.

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

We also record revenue from contracts with customers in accordance with applicable accounting guidance which requires an entity to recognize revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of this guidance, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of this guidance, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites active and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. During the second quarter of 2024, we have adjusted our estimated expenses for clinical trials that have concluded reducing the accrual in the amount of approximately $900,000.

Use of Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions such as the fair value of stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2024 Compared to June 30, 2023

For the three months ended June 30, 2024, we had a net loss of $1,644,502 as compared to a net loss of $1,612,024 for the same prior year period, representing increased net loss of $32,478 or 2%. This increase in net loss was primarily due to decreases in gross profit and tax credits as well as an increase in operating expenses, offset by increases in interest income and changes in the fair value of debt during the three months ended June 30, 2024. For the six months ended June 30, 2024, we had a net loss of $3,559,829 as compared to a net loss of $2,658,133 for the same prior year period, representing increased net loss of $901,696 or 34%. This increase in net loss was primarily due to decreases in gross profit and tax credits and an increase in operating expenses, offset by increases in interest income and changes in the fair value of debt and the recognition of an income tax benefit during the six months ended June 30, 2023 with no corresponding income tax benefit recognized during the six months ended June 30, 2024.

Our revenues and associated costs incurred relate to government contracts, grants and subawards received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; development of CiVax™, our vaccine candidate for the prevention of COVID-19, and evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. For the three months ended June 30, 2024, we had revenues of $2,342 as compared to $206,929 for the same prior year period, representing a decrease of $204,587 or 99%. We also incurred costs related to those revenues for the three months ended June 30, 2024 and 2023 of $2,342 and $184,021, respectively, representing a decrease of $181,679 or 99%. Our gross profit for the three months ended June 30, 2024 was zero or 0% of total revenues, as compared to a gross profit of $22,908 or 11% of total revenues for the same period in 2023, representing a decrease of $22,908 or 100%. The decrease in revenue and gross profit during the three months ended June 30, 2024 was primarily related to the conclusion of higher margin grants associated with the development of SGX943 and CiVax™ and a decrease in revenue associated with the zero margin grant for the HyBryte™ investigator initiated study. For the six months ended June 30, 2024, we had revenues of $119,371 as compared to $464,107 for the same prior year period, representing a decrease of $344,736 or 74%. We also incurred costs related to those revenues for the six months ended June 30, 2024 and 2023 of $119,371 and $410,061, respectively, representing a decrease of $290,690 or 71%. Our gross profit for the six months ended June 30, 2024 was zero or 0% of total revenues, as compared to a gross profit of $54,046 or 12% of total revenues for the same period in 2023, representing a decrease of $54,046 or 100%. The decrease in revenue and gross profit during the six months ended June 30, 2024 was primarily related to the conclusion of higher margin grants associated with the development of SGX943 and CiVax™ and a decrease in revenue associated with the zero margin grant for the HyBryte™ investigator initiated study.

Research and development expenses were $501,158 for the three months ended June 30, 2024 as compared to $762,699 for the same period in 2023, representing a decrease of $261,541 or 34%. The decrease was primarily due to adjustment of estimated accruals for completed clinical trials offset by preliminary costs associated with the anticipated initiation of our Phase 2 study in Behçet’s Disease and the second confirmatory Phase 3 CTCL trial. Research and development expenses were $1,596,198 for the six months ended June 30, 2024 as compared to $1,709,150 for the same period in 2023, representing a decrease of $112,952 or 7%. The decrease was primarily due to adjustment of estimated accruals for completed clinical trials offset by preliminary costs associated with the anticipated initiation of our Phase 2 study in Behçet’s Disease and the second confirmatory Phase 3 CTCL trial.

General and administrative expenses were $1,243,517 for the three months ended June 30, 2024, as compared to $890,533 for the same period in 2023, representing an increase of $352,984 or 40%. The increase in general and administrative expenses for the three months ended June 30, 2024 was primarily attributable to an increase in legal and professional fees associated with the 2024 annual meeting of stockholders, the April 2024 public offering and the June 2024 reverse stock split of our issued and outstanding shares of common stock. General and administrative expenses were $2,265,568 for the six months ended June 30, 2024, as compared to $2,125,909 for the same period in 2023, representing an increase of $139,659 or 7%. The increase in general and administrative expenses for the six months ended June 30, 2024 was primarily attributable to an increase in legal and professional fees associated with the 2024 annual meeting of stockholders, the April 2024 public offering and the June 2024 reverse stock split of our issued and outstanding shares of common stock partially offset by decreases in expenses associated with business development and investor relations.

The amendment to the convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”) – see Note 4, resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense. We determined the carrying amount reported in the condensed consolidated balance sheet as of June 30, 2024 for the convertible debt is its fair value which totals $2,745,745 and was approximately equivalent to the face value of the convertible debt at June 30, 2024. We recognized $95,551 and $260,933 of other income from the change in the fair value of the convertible debt on our accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively.

Interest expense, net for the three months ended June 30, 2024 was ($35,925) as compared to $60,194 for the same period in 2023, representing a decrease of $96,119 or 160%. The decrease is primarily associated with the reduction in interest resulting from the repayment of $6 million of the convertible debt principal balance. Interest expense, net for the six months ended June 30, 2024 was ($64,767) as compared to $163,762 for the same period in 2023, representing a decrease of $228,529 or 140%. The decrease is primarily associated with the reduction in interest resulting from the repayment of $6 million of the convertible debt principal balance.

Financial Condition

Cash and Working Capital

As of June 30, 2024, we had cash and cash equivalents of $9,412,539 as compared to $8,446,158 as of December 31, 2023, representing an increase of $966,381 or 11%. As of June 30, 2024, we had working capital of $3,308,260 as compared to working capital of $3,355,212 as of December 31, 2023, representing a decrease of $46,952 or 1%. The increase in cash and cash equivalents was primarily related to cash received from the April 2024 public offering offset by cash used in operating activities during the six months ended June 30, 2024. The decrease in working capital is primarily the result of the reclassification of approximately $1 million of the convertible debt balance from a non-current liability as of December 31, 2023 to a current liability as of June 30, 2024 (resulting from the amendment to the loan and security agreement with Pontifax – see Note 4), and cash used in operating activities during the six months ended June 30, 2024 offset by cash received from the April 2024 public offering.

Based on our operating budget, current rate of cash outflows, cash on hand, and proceeds from government contract and grant programs, we believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they become due through the second quarter of 2025. We do not have sufficient cash and cash equivalents as of the date of filing this Quarterly Report on Form 10-Q to support our operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the date that the financial statements are issued.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations, securing additional proceeds from government contract and grant programs, and potentially amending the loan agreement with Pontifax to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce our debt repayments; however, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $554,000 in active government grant funding still available as of June 30, 2024 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We completed a public offering on April 22, 2024 of 204,694 shares of our common stock, pre-funded warrants to purchase 537,500 shares of our common stock and common warrants to purchase up to 742,194 shares of our common stock at a combined public offering price of $6.40. The pre-funded warrants have an exercise price of $0.02. The common warrants have an exercise price of $6.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to us from this offering were approximately $4.75 million before deducting commissions and other estimated offering expenses of approximately $450,000. We plan to use the proceeds for further support of our programs, as well as for working capital;
●	We entered into a warrant inducement agreement (the “Inducement Agreement”) on July 9, 2024 with certain holders (the “Holders”) of our existing Warrant to Purchase Shares of Common Stock (“Existing Warrants”) to purchase shares of our common stock. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of our common stock at an exercise price of $6.00 per share during the period from the date of the Inducement Agreement until 1:00 p.m., Eastern Time, on July 9, 2024. The total gross proceeds to us were approximately $4,218,750 from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses. See Note 8; and
●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $6.4 million before any contract or grant reimbursements, all of which relates to the Specialized BioTherapeutics business segment. We anticipate contract and grant reimbursements revenue in the next 12 months of approximately $0.2 million to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30, 2024 and 2023:

	2024	2023
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$107,731	$55,953
SGX942 (Dusquetide)	(194,846)	(45,358)
HyBryte™ (SGX301 or synthetic hypericin)	1,336,749	1,466,859
Other	346,564	231,696
Total	$1,596,198	$1,709,150

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$—	$—
CiVax™	—	150,337
SGX943	—	35,429
HyBryte™ (investigator-initiated study)	119,371	224,295
Total	119,371	410,061
Grand Total	$1,715,569	$2,119,211

Contractual Obligations

We have licensing fee commitments of approximately $230,000 as of June 30, 2024 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

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

In September 2014, we entered into an asset purchase agreement with Hy Biopharma pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we initially paid $275,000 in cash and issued 771 shares of common stock with a fair value based upon our stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use.

In January 2020, our Board of Directors authorized an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock from 21 to 2,084, issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party.

In March 2020, we filed a prospectus supplement covering the offer and sale of up to 8,151 shares of our common stock which were issued to Hy Biopharma. We were required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of HyBryte™ being successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $614.40 per share, based upon a formula set forth in the asset purchase agreement.

Provided the final success-oriented milestone of FDA approval is attained, we will be required to make a payment of up to $5 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of June 30, 2024, no other milestone or royalty payments have been paid or accrued.

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

In April 2023, we entered into an amendment to the convertible debt financing agreement with Pontifax. The amendment required the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The amendment also provided for a new interest only period from the date of the amendment through June 30, 2024, reduced quarterly principal repayments from $1 million to $750,000 and eliminated the minimum cash covenant. Further, the Amendment reduced the conversion price with respect to the remaining principal amount under the agreement to (i) 90% of the closing price of our common stock on the day before the delivery of the conversion notice with respect to the first 36,790 shares of our common stock issuable upon conversion and to (ii) $27.20 with respect to all shares of our common stock issuable upon conversion in excess of the first 36,790 shares so issued. The remaining terms of the agreement remain in effect without modification.

On January 3, 2024, Pontifax delivered a conversion notice to the Company electing to convert a portion of the remaining principal balance into shares of the Company’s common stock. Upon conversion, the Company issued 9,139 shares of the Company’s common stock at $10.88 per share, reducing the remaining principal balance by $99,416. Pontifax may elect to convert the remaining outstanding loan drawn under the first tranche into additional shares of the Company’s common stock at any time prior to repayment. The Company also has the ability to force the conversion of the loan into shares of its common stock, subject to certain conditions.

On April 15, 2024, Pontifax delivered a conversion notice to the Company electing to convert a portion of the remaining principal balance into shares of the Company’s common stock. Upon conversion, the Company issued 27,651 shares of the Company’s common stock at $5.60 per share, reducing the remaining principal balance by $154,840. Pontifax may elect to convert the remaining outstanding loan drawn under the first tranche into additional shares of the Company’s common stock at any time prior to repayment. The Company also has the ability to force the conversion of the loan into shares of its common stock, subject to certain conditions.

The amendment to the convertible debt financing agreement with Pontifax resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense. We determined the carrying amount reported in the condensed consolidated balance sheet as of June 30, 2024 for the convertible debt is its fair value which totals $2,745,745 and was approximately equivalent to the face value of the convertible debt at June 30, 2024. We recognized $95,551 and $260,933 of other income from the change in the fair value of the convertible debt on our accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively.

Interest expense incurred during the three months ended June 30, 2024 and 2023 was $58,485 and $86,556, respectively. Interest expense paid during the three months ended June 30, 2024 and 2023 was $61,239 and $211,170, respectively. Interest expense incurred during the six months ended June 30, 2024 and 2023 was $119,724 and $274,521, respectively. Interest expense paid during the six months ended June 30, 2024 and 2023 was $125,286 and $424,660, respectively.

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

As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Shareholders may suffer substantial dilution related to issued pre-funded warrants, common stock warrants, options and convertible notes.

As of August 2, 2024, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of 1,467,581 shares of our common stock at a current weighted average exercise price of $11.01;

●	options to purchase approximately 56,699 shares of our common stock at a current weighted average exercise price of $84.65; and

●	convertible promissory notes issued to Pontifax Medison Finance, of which there was $2,059,309 of principal and $15,770 of accrued interest outstanding, which notes are convertible at $27.20 per share; and

●	5,943,434 shares of common stock available for future issuance under our 2015 Equity Incentive Plan.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2024, we issued 27,651 shares of common stock to Pontifax Medison Finance upon the conversion of $154,840 of debt at $5.60 per share. The issuance was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLIGENIX, INC.

August 9, 2024	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)