Form 10-Q
period 2024-09-30
SOLIGENIX, INC.
filed 2024-11-08
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 1, 2024, 2,509,499 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,840,177	$8,446,158
Unbilled revenue	—	171,254
Research and development incentives receivable, current	—	23,894
Deferred issuance cost	126,385	—
Prepaid expenses and other current assets	340,330	866,014
Total current assets	10,306,892	9,507,320
Security deposit	22,777	22,777
Office furniture and equipment, net	7,162	11,927
Right-of-use lease assets	140,148	229,834
Research and development incentives receivable, net of current portion	—	25,468
Total assets	$10,476,979	$9,797,326

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$891,227	$1,111,226
Accrued expenses	1,363,235	2,418,002
Accrued compensation	84,362	251,115
Lease liabilities, current	132,114	121,765
Convertible debt	2,059,309	2,250,000
Total current liabilities	4,530,247	6,152,108
Non-current liabilities:
Convertible debt	—	1,010,934
Lease liabilities, net of current portion	11,544	111,862
Total liabilities	4,541,791	7,274,904

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 2,295,304 and 648,761 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively⁽¹⁾	2,295	649
Additional paid-in capital (1)	236,878,806	228,203,706
Accumulated other comprehensive income	37,473	22,243
Accumulated deficit	(230,983,386)	(225,704,176)
Total shareholders’ equity	5,935,188	2,522,422
Total liabilities and shareholders’ equity	$10,476,979	$9,797,326

(1)	Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Grant revenue	—	130,440	$119,371	$594,547
Total revenues	—	130,440	119,371	594,547
Cost of revenues	—	(110,441)	(119,371)	(520,502)
Gross profit	—	19,999	—	74,045
Operating expenses:
Research and development	968,689	826,015	2,564,887	2,535,165
General and administrative	896,547	973,040	3,162,115	3,098,949
Total operating expenses	1,865,236	1,799,055	5,727,002	5,634,114
Loss from operations	(1,865,236)	(1,779,056)	(5,727,002)	(5,560,069)
Other income (expense):
Foreign currency transaction gain (loss)	575	(3,046)	2,257	310
Interest income (expense), net	78,836	66,363	143,603	(97,399)
Research and development incentives	—	4,729	(25,488)	17,386
CARES Act Employee Retention Credit	66,444	120,771	66,444	120,771
Other income	—	—	43	43,223
Loss on extinguishment of debt	—	—	—	(393,791)
Change in fair value of convertible debt	—	(72,463)	260,933	387,537
Total other income	145,855	116,354	447,792	78,037
Net loss before income taxes	(1,719,381)	(1,662,702)	(5,279,210)	(5,482,032)
Income tax benefit	—	—	—	1,161,197
Net loss applicable to common stockholders	$(1,719,381)	$(1,662,702)	$(5,279,210)	$(4,320,835)
Basic and diluted net loss per share (1)	$(0.78)	$(2.56)	$(3.84)	$(10.05)
Basic and diluted weighted average common shares outstanding (1)	2,203,929	648,860	1,376,568	429,773

(1)	Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(1,719,381)	$(1,662,702)	$(5,279,210)	$(4,320,835)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,874	18,257	15,230	(429)
Comprehensive loss	$(1,709,507)	$(1,644,445)	$(5,263,980)	$(4,321,264)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity/(Deficit)

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	—	$—	648,761	$649	$228,203,706	$22,243	$(225,704,176)	$2,522,422
Issuance of common stock pursuant to At Market Issuance Sales Agreement			14,883	15	58,421	—	—	58,436
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement			—	—	(1,947)	—	—	(1,947)
Issuance of common stock and pre-funded warrants in connection with April 2024 public offering	—	—	204,694	205	4,741,195	—	—	4,741,400
Issuance costs associated with April 2024 public offering	—	—	—	—	(625,065)	—	—	(625,065)
Fractional shares issued in June 2024 reverse stock split	—	—	114,735	115	(115)	—	—	—
Issuance of common stock upon exercise of warrants	—	—	34,816	35	222,787	—	—	222,822
Issuance of common stock upon exercise of pre-funded warrants	—	—	537,500	537	8,063	—	—	8,600
Issuance of common stock from warrant inducement	—	—	703,125	703	4,218,047			4,218,750
Issuance costs associated with warrant inducement	—	—	—	—	(7,552,457)	—	—	(7,552,457)
Warrant modification - incremental fair value	—	—	—	—	7,177,683	—	—	7,177,683
Issuance of common stock from conversion of debt	—	—	36,790	36	254,220			254,256
Share-based compensation expense	—	—	—	—	174,268	—	—	174,268
Foreign currency translation adjustment	—	—	—	—	—	15,230	—	15,230
Net loss	—	—	—	—	—	—	(5,279,210)	(5,279,210)
Balance, September 30, 2024	—	$—	2,295,304	$2,295	$236,878,806	$37,473	$(230,983,386)	$5,935,188

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2022	—	$43	181,898	$182	$217,067,691	$24,747	$(219,563,446)	$(2,470,826)
Sale of common stock pursuant to B. Riley At Market Issuance Sales Agreement	—	—	53,202	53	3,091,409	—	—	3,091,462
Issuance costs associated with B. Riley At Market Issuance Sales Agreement	—	—	—	—	(95,348)	—	—	(95,348)
Redemption of Series D preferred stock	—	(43)	—	—	—	—	—	—
Issuance of common stock in May 2023 public offering	—	—	143,844	144	8,495,673	—	—	8,495,817
Issuance costs associated with May 2023 public offering	—	—	—	—	(834,061)	—	—	(834,061)
Issuance of common stock to vendors	—	—	3,125	3	72,997	—	—	73,000
Issuance of common stock for purchase option	—	—	1,978	2	49,998	—	—	50,000
Exercise of pre-funded warrants	—	—	264,714	265	3,034	—	—	3,299
Share-based compensation expense	—	—	—	—	229,076	—	—	229,076
Foreign currency translation adjustment	—	—	—	—	—	(429)	—	(429)
Net loss	—	—	—	—	—	—	(4,320,835)	(4,320,835)
Balance, September 30, 2023	—	$—	648,761	$649	$228,080,469	$24,318	$(223,884,281)	$4,221,155

Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2024	1,542,480	$1,542	$232,699,640	$27,599	$(229,264,005)	$3,464,776
Issuance of common stock pursuant to At Market Issuance Sales Agreement	14,883	15	58,421	—	—	58,436
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(1,947)	—	—	(1,947)
Issuance of common stock upon exercise of warrants	34,816	35	222,787	—	—	222,822
Issuance of common stock from warrant inducement	703,125	703	4,218,047			4,218,750
Issuance costs associated with warrant inducement	—	—	(7,552,457)	—	—	(7,552,457)
Warrant modification - incremental fair value	—	—	7,177,683			7,177,683
Share-based compensation expense	—	—	56,632	—	—	56,632
Foreign currency translation adjustment	—	—	—	9,874	—	9,874
Net loss	—	—	—	—	(1,719,381)	(1,719,381)
Balance, September 30, 2024	2,295,304	$2,295	$236,878,806	$37,473	$(230,983,386)	$5,935,188

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2023	615,236	$615	$228,015,103	$6,061	$(222,221,579)	$5,800,200
Issuance of common stock upon exercise of pre-funded warrants	33,525	34	(34)	—	—	—
Share-based compensation expense	—	—	65,400	—	—	65,400
Foreign currency translation adjustment	—	—	—	18,257	—	18,257
Net loss	—	—	—	—	(1,662,702)	(1,662,702)
Balance, September 30, 2023	648,761	$649	$228,080,469	$24,318	$(223,884,281)	$4,221,155

Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
Operating activities:
Net loss	$(5,279,210)	$(4,320,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,765	4,964
Non-cash lease expense	89,686	82,500
Share-based compensation	174,268	229,076
Issuance of common stock to vendors for services	—	73,000
Issuance of common stock for purchase option	—	50,000
Loss on extinguishment of debt	—	393,791
Change in fair value of convertible debt	(260,933)	(387,537)
Amortization of deferred issuance costs associated with convertible debt	—	12,518
Change in operating assets and liabilities:
Contracts and grants receivable	171,254	49,079
Prepaid expenses and other current assets	525,684	(310,229)
Research and development incentives receivable	51,879	92,092
Operating lease liability	(89,969)	(80,458)
Accounts payable and accrued expenses	(1,391,432)	(2,382,708)
Accrued compensation	(166,753)	(281,149)
Net cash flows from operating activities	(6,170,761)	(6,775,896)

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	58,436	3,091,462
Costs associated with an At Market Issuance Sales Agreement	(44,522)	(93,009)
Proceeds from issuance of common stock and pre-funded warrants	4,741,400	8,495,817
Stock issuance costs associated with public offerings	(625,065)	(787,881)
Proceeds from the exercise of warrants	4,450,172	3,299
Issuance costs associated with warrant inducement	(374,774)	—
Convertible debt repayments	(686,436)	(7,000,000)
Net cash flows from financing activities	7,519,211	3,709,688
Effect of exchange rate on cash and cash equivalents	45,569	5,127
Net increase in cash and cash equivalents	1,394,019	(3,061,081)
Cash and cash equivalents at beginning of period	8,446,158	13,359,615
Cash and cash equivalents at end of period	$9,840,177	$10,298,534
Supplemental information:
Cash paid for state income taxes	$42,162	$13,006
Cash paid for interest	$183,771	$488,011
Cash paid for lease liabilities:
Operating lease	$102,300	$99,975
Non-cash investing and financing activities:
Pontifax conversion of portion of debt principal into common stock	$254,256	$—
Deferred issuance cost reclassified to additional paid-in capital	$228,161	$2,339
Redemption liability for Series D preferred stock	$—	$43
Offering costs included in accounts payable	$83,810	$46,180
Warrant modification - incremental value	$7,177,683	$—

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

Results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the full year.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of September 30, 2024, the Company had an accumulated deficit of $230,983,386. During the nine months ended September 30, 2024, the Company incurred a net loss of $5,279,210 and used $6,170,761 of cash in operating activities. The Company expects to continue to generate losses in the foreseeable future. The Company’s liquidity needs will be determined largely by the budgeted operational expenditures incurred in regards to the progression of its product candidates. Management believes that the Company has sufficient resources available to support its development activities and business operations and timely satisfy its obligations as they become due through the second quarter of 2025. The Company does not have sufficient cash and cash equivalents as of the date of filing this Quarterly Report on Form 10-Q to support its operations for at least the 12 months following the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through 12 months after the date the financial statements are issued.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company’s plans include:

●	Securing additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations.
●	Securing additional proceeds from government contract and grant programs.

●	Securing additional proceeds from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P/Alliance Global Partners (“AGP”).

●	Amending the loan agreement with Pontifax Medison Finance (“Pontifax”) (See Note 4) to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce the Company’s debt repayments.

Other than the AGP Sales Agreement which was entered into on August 16, 2024 and the second amendment to the Pontifax loan agreement which was completed on October 8, 2024, none of these alternatives are committed at this time. There can be no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that it will require, or achieve the other strategies to alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, the Company will not have sufficient cash resources and liquidity to fund its business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require the Company to delay, limit, or eliminate the development of business opportunities and its ability to achieve its business objectives and its competitiveness, and its business, financial condition, and results of operations will be materially adversely affected. In addition, the perception that the Company may not be able to continue as a going concern may cause others to choose not to deal with it due to concerns about its ability to meet its contractual obligations.

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

As of September 30, 2024, the Company had cash and cash equivalents of $9,840,177 as compared to $8,446,158 as of December 31, 2023. As of September 30, 2024, the Company had working capital of $5,776,645 as compared to working capital of $3,355,212 as of December 31, 2023.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to approximately $554,000 in active government grant funding still available as of September 30, 2024 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company completed a public offering on April 22, 2024 of 204,694 shares of its common stock, pre-funded warrants to purchase 537,500 shares of its common stock and common warrants to purchase up to 742,194 shares of its common stock at a combined public offering price of $6.40. The pre-funded warrants have an exercise price of $0.02. The common warrants have an exercise price of $6.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $4.75 million before deducting commissions and other estimated offering expenses of approximately $0.45 million. The Company plans to use the proceeds for further support of its programs, as well as for working capital.
●	The Company entered into a warrant inducement agreement (the “Inducement Agreement”) on July 9, 2024 with certain holders (the “Holders”) of the Company’s existing Warrant to Purchase Shares of Common Stock (“Existing Warrants”) to purchase shares of common stock of the Company. In consideration of the Holders’ agreement to exercise their Existing Warrants, the Company (i) decreased the exercise price of the Existing Warrants from $6.40 per share to $6.00 per share and (ii) issued new warrants (“New Warrants”) to the Holders to purchase a number of shares of common stock equal to 150% of the number of shares of common stock issued upon exercise of the Holders’ Existing Warrants. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of the Company’s common stock at a reduced exercise price of $6.00 per share on July 9, 2024, the date of the Inducement Agreement, until 1:30 p.m., Eastern Time. The total gross proceeds to the Company was approximately $4.2 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses. The Company plans to use the proceeds for further support of its programs, as well as for working capital.
●	The Company has up to approximately $4.7 million remaining from the AGP Sales Agreement as of November 1, 2024 under the prospectus supplement dated August 16, 2024. From October 1, 2024 through November 1, 2024, the Company sold 229,078 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $4.72 per share for total gross proceeds of approximately $1.1 million.
●	The Company is currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Management’s business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, initiate the FLASH2 study, while at the same time, continuing discussions with the FDA on potential modifications to the development path to adequately address their feedback.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment in oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expanding development of dusquetide under the research name SGX945 into Behçet’s Disease by conducting a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for the Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

The Company did not record any impairment of long-lived assets for the three and nine months ended September 30, 2024 and 2023.

Fair Value of Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amount reported in the condensed consolidated balance sheet as of September 30, 2024 for the convertible debt is its fair value which totals $2,059,309 and was approximately equivalent to the face value of the convertible debt at September 30, 2024. The fair value estimate represents a Level 3 measurement in the fair value hierarchy.

A roll forward of the fair value of convertible debt to September 30, 2024 is as follows:

		Pontifax
		Conversions
		January 3, 2024
	Debt Balance	and	Adjustment to	Principal	Debt Balance
	December 31, 2023	April 15, 2024	fair value	Repayments	September 30, 2024
Convertible debt at fair value	$3,260,934	$(254,256)	$(260,933)	$(686,436)	$2,059,309

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

Change in Accounting Estimates

The Company accrues clinical trial expenses per contracts with clinical sites over the course of the clinical trial period. Accrued trial expenses are assessed for accuracy on an ongoing basis during the trial period and beyond. For the three and nine months ended September 30, 2024, the Company made adjustments to estimated accrued clinical trial expenses for completed trials of approximately $375,000 and $1.3 million, respectively. These adjustments resulted in decreases to research and development expenses in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.

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

There were no options issued during the three months ended September 30, 2024 and 2023.

The fair value of each option grant made during the nine months ended September 30, 2024 and 2023 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period.

Foreign Currency Transactions and Translation

In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment, which is a component of accumulated other comprehensive income. During the nine months ended September 30, 2024 and 2023, the Company recognized a foreign currency transaction gain of $575 and a foreign currency transaction loss of ($3,046), respectively, in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company recognized foreign currency transaction gains of $2,257 and $310, respectively, in the accompanying condensed consolidated statements of operations.

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Included within the Company’s weighted average common shares outstanding (basic and diluted) for the three and nine months ended September 30, 2024, are common shares issuable upon the exercise of the pre-funded warrants as these pre-funded warrants are exercisable at any time for nominal consideration.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	As of September 30,
	2024	2023
Common stock purchase warrants	1,467,581	408,640
Stock options	56,427	12,843
Convertible debt	75,710	1,172,645
Total	1,599,718	1,594,128

Use of Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions such as the fair value of warrants and stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2024	2023
Clinical trial expenses	$951,029	$1,993,784
Other	412,206	424,218
Total	$1,363,235	$2,418,002

Note 4. Debt

In December 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax (the “Loan Agreement”). Under the terms of the Loan Agreement, the Company had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest-only period for the first two years with a fixed interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal was to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien on substantially all of the Company’s assets, other than intellectual property.

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

In April 2023, the Company entered into an amendment to the Loan Agreement (the “2023 Amendment”). The 2023 Amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The 2023 Amendment also provided for interest only  through June 30, 2024, reduced quarterly principal repayments to $750,000, and eliminated the minimum cash covenant. Further, the 2023 Amendment reduced the conversion price with respect to the remaining principal amount to (i) 90% of the closing price of the Company’s common stock on the day before the delivery of a conversion notice with respect to the first 36,790 shares of the Company’s common stock issuable upon conversion and to (ii) $27.20 with respect to all shares of the Company’s common stock issuable upon conversion thereafter. The remaining terms of the agreement remained unmodified.

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. The Company elected to account for the amended convertible debt using the fair value option. As of September 30, 2024, the Company determined the carrying amount of the convertible debt was approximately equivalent to the face value of the convertible debt. The Company recognized $0 and $260,933 of other income from the change in the fair value of the convertible debt in its accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.

In October 2024, the Company entered into an amendment (the “2024 Amendment”) to the Loan Agreement, as amended. The 2024 Amendment reduced the conversion price with respect to the remaining principal amount outstanding to (i) $3.81 for the first 501,648 shares of the Company’s common stock issuable upon conversion and (ii) $4.23 with respect to all shares of the Company’s common stock issuable upon conversion thereafter. The remaining terms of the agreement remain in effect without modification.

Note 5. Shareholders’ Equity

Common Stock

The Company completed a public offering on April 22, 2024 of 204,694 shares of its common stock, pre-funded warrants to purchase 537,500 shares of its common stock and common warrants to purchase up to 742,194 shares of its common stock at an offering price of $6.40. The pre-funded warrants have an exercise price of $0.02. The common warrants have an exercise price of $6.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $4.75 million before deducting commissions and other estimated offering expenses payable by the Company of approximately $0.45 million.

Common stock transactions for the nine months ended September 30, 2024 are as follows:

●	The Company issued Pontifax 9,139 shares of fully vested common stock pursuant to conversion of a portion of the convertible debt principal balance at a conversion price of $10.88 per share on January 3, 2024. The conversion price was based on 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice.
●	The Company issued Pontifax 27,651 shares of fully vested common stock pursuant to conversion of a portion of the convertible debt principal balance at a conversion price of $5.60 per share on April 15, 2024. The conversion price was based on 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice.
●	The Company sold 204,694 shares of common stock and 537,500 pre-funded warrants pursuant to the April 2024 public offering for $6.40 per share on April 22, 2024.
●	The Company issued 97,375 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on April 22, 2024.
●	The Company issued 69,125 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 11, 2024.
●	The Company issued 117,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 14, 2024.
●	The Company issued 130,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 20, 2024.
●	The Company issued 124,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 25, 2024.

●	The Company issued 703,125 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.00 on July 10, 2024.
●	The Company issued 31,250 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.40 on July 10, 2024.
●	The Company issued 2,190 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.40 on July 11, 2024.
●	The Company issued 1,376 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.40 on July 23, 2024.
●	The Company sold 14,883 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $3.93 per share.

The issuance of the Company’s common stock in connection with the convertible debt financing agreement as described above was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

The issuances of the Company’s common stock in connection with the April 2024 public offering and upon the exercise of warrants described above were registered on a Registration Statement on Form S-1.

The issuance of the Company’s common stock pursuant to the AGP Sales Agreement described above was registered on a Registration Statement on Form S-3.

AGP At Market Issuance Sales Agreement

In August 2024, the Company entered into the AGP Sales Agreement to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program (the “AGP ATM”). In connection with the sale of shares via the AGP ATM, the Company determines, among other things, the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. Pursuant to the terms, AGP is entitled to compensation for its services in an amount up to 3% of the gross proceeds from the sale of shares under the AGP ATM. The Company has no obligation to sell any shares under the AGP ATM, and may suspend solicitation and offers at any time. The AGP ATM may be terminated by the Company or AGP upon notice, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. The AGP ATM will terminate upon the earliest of (a) December 15, 2026, (b) the sale of all of the shares of common stock subject to the AGP ATM, (c) the termination of the AGP Sales Agreement as permitted therein, or (d) the mutual agreement of the parties.

The AGP Sales Agreement provides for the offer and sale of shares of common stock having an aggregate offering price of up to $5.8 million. As of November 1, 2024, there was approximately $4.7 million available for future sale of common stock pursuant to the AGP ATM.

July 2024 Warrant Inducement

On July 9, 2024, the Company entered into the Inducement Agreement with the Holders of the Company’s Existing Warrants to purchase shares of common stock of the Company. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of common stock at a reduced exercise price of $6.00 per share on July 9, 2024, the date of the Inducement Agreement, until 1:30 p.m. Eastern Time. The aggregate gross proceeds received by the Company was approximately $4.2 million from the exercise of the Existing Warrants offset by total issuance costs of approximately $7.5 million. Issuance costs include financial advisory, banker, and legal fees of approximately $0.4 million and the fair value of the warrant modification and the fair value of the New Warrants issued totaling approximately $7.2 million. Because the modification represented a short-term inducement, the Company applied modification accounting guidance related to the fair value of the modification associated with the warrants that were exercised under the Inducement Agreement. Accordingly, the Company recognized the incremental fair value of the modification of the Existing Warrants exercised along with the fair value of the New Warrants issued as compared to the original warrants, together totaling approximately $7.2 million, as an issuance cost of the warrant exercise. Per the terms of the Inducement Agreement, the Company issued an aggregate of 1,054,688 New Warrants.

The fair value of the New Warrants issued under the Inducement Agreement was estimated using the Black-Scholes warrant-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 5 years;
●	volatility of 127.25%; and
●	risk free interest rate of 4.24%.

Note 6. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $205,000 as of September 30, 2024 over the next five years for several licensing agreements with partners and universities. Additionally, the Company is party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

The Company currently leases office space pursuant to a lease which expires in October 2025 and requires monthly rent of $11,367 through October 2024 and $11,625 per month thereafter.

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

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of September 30, 2024, no other milestone or royalty payments have been paid or accrued.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and
Year	Development	Leases	Total
October 1 through December 31, 2024	$21,000	$34,617	$55,617
2025	46,000	116,250	162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
2028	46,000	—	46,000
Total	$205,000	$150,867	$355,867

Note 7. Operating Segments

The Company maintains two active operating segments: Specialized BioTherapeutics and Public Health Solutions. Each segment includes an element of overhead costs specifically associated with its operations, with its corporate shared services group responsible for support functions generic to both operating segments.

	Three Months Ended
	September 30,
	2024	2023
Revenues
Specialized BioTherapeutics	$—	$—
Public Health Solutions	—	130,440
Total	$—	$130,440

Income (loss) from Operations
Specialized BioTherapeutics	$(834,654)	$(705,753)
Public Health Solutions	(57,611)	(24,819)
Corporate	(972,971)	(1,048,484)
Total	$(1,865,236)	$(1,779,056)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$953	$954
Public Health Solutions	158	159
Corporate	478	476
Total	$1,589	$1,589

Other (Expense) Income, Net
Specialized BioTherapeutics	$1,409	$1,683
Corporate	144,446	114,671
Total	$145,855	$116,354

Share-Based Compensation
Specialized BioTherapeutics	$20,598	$27,427
Public Health Solutions	618	994
Corporate	35,416	36,979
Total	$56,632	$65,400

	Nine Months Ended
	September 30,
	2024	2023
Revenues
Specialized BioTherapeutics	$119,371	$223,870
Public Health Solutions	—	370,677
Total	$119,371	$594,547

Income (loss) from Operations
Specialized BioTherapeutics	$(1,978,464)	$(2,227,430)
Public Health Solutions	(165,660)	(26,639)
Corporate	(3,582,878)	(3,306,000)
Total	$(5,727,002)	$(5,560,069)

Amortization and Depreciation Expense
Specialized BioTherapeutics	$2,859	$2,979
Public Health Solutions	476	496
Corporate	1,430	1,489
Total	$4,765	$4,964

Other (Expense) Income, Net
Specialized BioTherapeutics	$(22,397)	$17,696
Corporate	470,189	60,341
Total	$447,792	$78,037

Share-Based Compensation
Specialized BioTherapeutics	$62,210	$82,281
Public Health Solutions	1,823	2,982
Corporate	110,235	143,813
Total	$174,268	$229,076

	As of	As of
	September 30,	December 31,
	2024	2023
Identifiable Assets
Specialized BioTherapeutics	$45,674	$272,099
Public Health Solutions	2,387	3,976
Corporate	10,428,918	9,521,251
Total	$10,476,979	$9,797,326

Note 8. Subsequent Events

Amendment to the Pontifax Loan and Security Agreement

On October 8, 2024, the Company entered into the 2024 Amendment to the Loan Agreement. The 2024 Amendment reduced the conversion price with respect to the remaining principal amount outstanding to (i) $3.81 for the first 501,648 shares of the Company’s common stock issuable upon conversion and (ii) $4.23 with respect to all shares of the Company’s common stock issuable upon conversion thereafter. The remaining terms of the agreement remain in effect without modification.

Sales Pursuant to the AGP ATM

From October 1, 2024 through November 1, 2024, the Company sold 229,078 shares of common stock pursuant to the AGP ATM at a weighted average price of $4.72 per share for total gross proceeds of approximately $1.1 million.

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

An outline of our business strategy follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 (Florescent Light Activated Synthetic Hypericin 2) clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, initiate the FLASH2 study, while at the same time, continuing discussions with the U.S. Food and Drug Administration (“FDA”) on potential modifications to the development path to adequately address their feedback.
●	Expanding development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 in the treatment of oral mucositis would be required to support a marketing authorization; design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expanding development of dusquetide under the research name SGX945 into Behçet’s Disease by conducting a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with U.S. government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX945	Aphthous Ulcers in Behçet’s Disease	Phase 2a protocol and IND clearance received from the FDA; Phase 2a study to be initiated in 4Q 2024

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, and Marburg viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

†	Contingent upon continued government contract/grant funding or other funding source.

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

In September 2024, the European Patent Office granted the patent entitled "Systems and Methods for Producing Synthetic Hypericin". The newly issued patent's claims are directed to a novel, highly purified form of synthetic hypericin manufactured through a unique proprietary process. Synthetic hypericin is the active pharmaceutical ingredient in HyBryte™, our photodynamic therapy for the treatment of CTCL, set to initiate a confirmatory Phase 3 clinical trial before the end of the year. This new European granted patent (EP3423428) is a related patent to US Pat. No. 10,053,413, previously issued in the U.S. Both patents are expected to expire in 2036, and form part of a larger patent family, including previously granted U.S. patents covering methods of use (US Pat. No. 7,122,518) and methods of synthesis (US Pat. No. 8,629,302), as well as other granted patents throughout the world.

In October 2024, we established a partnership agreement with Sterling Pharma Solutions Limited (“Sterling”) to optimize and implement a commercially viable, scalable production technology for synthetic hypericin. We are currently working to transfer and optimize the manufacturing processes and analytics to enable GMP manufacturing for clinical trials with the intent of establishing a long-term commercial manufacturing collaboration.

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

BD is thought to be an auto-immune disease with both genetic and environmental factors. It is most common along the “silk road” in the Middle East and East Asia, including Turkey, Iran, Japan and China. There are approximately 18,000 known cases of BD in the U.S. and over 50,000 in Europe. There are as many as 1,000,000 people worldwide living with BD.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years of approximately $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($1.33 million for fiscal year 2024).

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon the accompanying condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are described in more detail in the notes to our financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to September 30, 2023

For the three months ended September 30, 2024, we had a net loss of $1,719,381 as compared to a net loss of $1,662,702 for the same prior year period, representing increased net loss of $56,679 or 3%. This increase in net loss was primarily due to decreases in gross profit and tax credits as well as an increase in operating expenses, offset by increases in interest income and the change in the fair value of debt during the three months ended September 30, 2024. For the nine months ended September 30, 2024, we had a net loss of $5,279,210 as compared to a net loss of $4,320,835 for the same prior year period, representing increased net loss of $958,375 or 22%. This increase in net loss was primarily due to decreases in gross profit and tax credits and an increase in operating expenses, offset by increases in interest income, the change in the fair value of debt and the recognition of an income tax benefit during the nine months ended September 30, 2023 with no corresponding income tax benefit recognized during the nine months ended September 30, 2024.

Our revenues and associated costs incurred relate to government contracts, grants and subawards received to support the development of SGX943 for treatment of emerging and/or antibiotic-resistant infectious diseases; development of CiVax™, our vaccine candidate for the prevention of COVID-19, and evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. For the three months ended September 30, 2024 and 2023 we had no revenue as compared to revenue of $130,440 for the same prior year period, representing a decrease of $130,440 or 100%. We also incurred costs related to those revenues for the three months ended September 30, 2023 of $110,441. Our gross profit for the three months ended September 30, 2024 was $0 or 0% of total revenues, as compared to a gross profit of $19,999 or 15% of total revenues for the same period in 2023, representing a decrease of $19,999 or 100%. The decrease in revenue and gross profit during the three months ended September 30, 2024 was primarily related to the conclusion of higher margin grants associated with the development of SGX943 and CiVax™ and a decrease in revenue associated with the zero margin grant for the HyBryte™ investigator initiated study. For the nine months ended September 30, 2024, we had revenues of $119,371 as compared to $594,547 for the same prior year period, representing a decrease of $475,176 or 80%. We also incurred costs related to those revenues for the nine months ended September 30, 2024 and 2023 of $119,371 and $520,502, respectively, representing a decrease of $401,131 or 77%. Our gross profit for the nine months ended September 30, 2024 was $0 or 0% of total revenues, as compared to a gross profit of $74,045 or 12% of total revenues for the same period in 2023, representing a decrease of $74,045 or 100%. The decrease in revenue and gross profit during the nine months ended September 30, 2024 was primarily related to the conclusion of higher margin grants associated with the development of SGX943 and CiVax™ and a decrease in revenue associated with the zero margin grant for the HyBryte™ investigator initiated study.

Research and development expenses were $968,689 for the three months ended September 30, 2024 as compared to $826,015 for the same period in 2023, representing an increase of $142,674 or 17%. The increase was primarily due to preliminary costs associated with the initiation of our Phase 2 study in Behçet’s Disease and the second confirmatory Phase 3 CTCL trial offset by an adjustment of estimated accruals for completed clinical trials. Research and development expenses were $2,564,887 for the nine months ended September 30, 2024 as compared to $2,535,165 for the same period in 2023, representing an increase of $29,722 or 1%. The increase was primarily due to preliminary costs associated with the initiation of our Phase 2 study in Behçet’s Disease and the second confirmatory Phase 3 CTCL trial offset by an adjustment of estimated accruals for completed clinical trials.

General and administrative expenses were $896,547 for the three months ended September 30, 2024, as compared to $973,040 for the same period in 2023, representing a decrease of $76,493 or 8%. The decrease in general and administrative expenses for the three months ended September 30, 2024 was primarily attributable to decreases in legal and professional fees. General and administrative expenses were $3,162,115 for the nine months ended September 30, 2024, as compared to $3,098,949 for the same period in 2023, representing an increase of $63,166 or 2%. The increase in general and administrative expenses for the nine months ended September 30, 2024 was primarily attributable to an increase in legal and professional fees associated with the 2024 annual meeting of stockholders, the April 2024 public offering and the June 2024 reverse stock split of our issued and outstanding shares of common stock.

We recognized $0 and $260,933 of other income from the change in the fair value of the convertible debt on our accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we determined the carrying amount of the convertible debt was approximately equivalent to the face value of the convertible debt. For the same prior year period, we recognized other loss of $72,463 and other income of $387,537, respectively from the change in fair value of the convertible debt on our accompanying condensed consolidated statements of operations.

Interest income, net for the three months ended September 30, 2024 was $78,836 as compared to $66,363 for the same period in 2023, representing an increase of $12,473 or 19%. The increase is primarily associated with a reduction in interest expense based on the repayment of $6 million of the convertible debt principal balance. Interest income, net for the nine months ended September 30, 2024 was $143,603 as compared to ($97,399) for the same period in 2023, representing an increase of $241,002 or 247%. The increase is primarily associated with a reduction in interest expense based on the repayment of $6 million of the convertible debt principal balance.

Financial Condition

Cash and Working Capital

As of September 30, 2024, we had cash and cash equivalents of $9,840,177 as compared to $8,446,158 as of December 31, 2023, representing an increase of $1,394,019 or 17%. As of September 30, 2024, we had working capital of $5,776,645 as compared to working capital of $3,355,212 as of December 31, 2023, representing an increase of $2,421,433 or 72%. The increase in cash and cash equivalents was primarily related to cash received from financing activities offset by cash used in operating activities during the nine months ended September 30, 2024. The increase in working capital is primarily the result of an increase in cash and cash equivalents from financing activities of approximately $9.2 million before deducting commissions and other estimated offering expenses offset by convertible debt principal repayments of approximately $686,000, and cash used in operating activities during the nine months ended September 30, 2024.

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

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans include:

●	Securing additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations.
●	Securing additional proceeds from government contract and grant programs.

●	Securing additional proceeds from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P/Alliance Global Partners (“AGP”).

●	Amending the loan agreement with Pontifax Medison Finance (“Pontifax”) (See Note 4) to reduce the conversion price in order to allow for conversion of a portion of the debt which will reduce the Company’s debt repayments.

Other than the AGP Sales Agreement which was entered into on August 16, 2024 and the second amendment to the Pontifax loan agreement which was completed on October 8, 2024, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on acceptable terms to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require, or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $554,000 in active government grant funding still available as of September 30, 2024 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We have continued to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We completed a public offering on April 22, 2024 of 204,694 shares of our common stock, pre-funded warrants to purchase 537,500 shares of our common stock and common warrants to purchase up to 742,194 shares of our common stock at a combined public offering price of $6.40. The pre-funded warrants have an exercise price of $0.02. The common warrants have an exercise price of $6.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to us from this offering were approximately $4.75 million before deducting commissions and other estimated offering expenses of approximately $0.45 million. We plan to use the proceeds for further support of our programs, as well as for working capital;
●	We entered into a warrant inducement agreement (the “Inducement Agreement”) on July 9, 2024 with certain holders (the “Holders”) of our existing Warrant to Purchase Shares of Common Stock (“Existing Warrants”) to purchase shares of our common stock. In consideration of the Holders’ agreement to exercise their Existing Warrants, we (i) decreased the exercise price of the Existing Warrants from $6.40 per share to $6.00 per share and (ii) issued new warrants (“New Warrants”) to the Holders to purchase a number of shares of common stock equal to 150% of the number of shares of common stock issued upon exercise of the Holders’ Existing Warrants. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of our common stock at a reduced exercise price of $6.00 per share on July 9, 2024, the date of the Inducement Agreement, until 1:30 p.m., Eastern Time. The total gross proceeds to us was approximately $4.2 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses. We plan to use the proceeds for further support of our programs, as well as for working capital;
●	We have up to approximately $4.7 million remaining from the AGP Sales Agreement as of November 1, 2024 under the prospectus supplement updated August 16, 2024. From October 1, 2024 through November 1, 2024, we sold 229,078 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $4.72 per share for total gross proceeds of approximately $1.1 million; and

●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

July 2024 Warrant Inducement

On July 9, 2024, we entered into the Inducement Agreement with the Holders of the Company’s Existing Warrants to purchase shares of our common stock. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of common stock at a reduced exercise price of $6.00 per share on July 9, 2024, the date of the Inducement Agreement, until 1:30 p.m. Eastern Time. The aggregate gross proceeds received by us was approximately $4.2 million from the exercise of the Existing Warrants offset by total issuance costs of approximately $7.5 million. Issuance costs include financial advisory, banker, and legal fees of approximately $0.4 million and the fair value of the warrant modification and the fair value of the New Warrants issued totaling approximately $7.2 million. Because the modification represented a short-term inducement, we applied modification accounting guidance related to the fair value of the modification associated with the warrants that were exercised under the Inducement Agreement. Accordingly, we recognized the incremental fair value of the modification of the Existing Warrants exercised along with the fair value of the New Warrants issued as compared to the original warrants, together totaling approximately $7.2 million, as an issuance cost of the warrant exercise. Per the terms of the Inducement Agreement, we issued an aggregate of 1,054,688 New Warrants.

The fair value of New Warrants issued under the Inducement Agreement was estimated using the Black-Scholes warrant-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 5 years;
●	volatility of 127.25%; and
●	risk free interest rate of 4.24%.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $7 million before any contract or grant reimbursements, all of which relates to the Specialized BioTherapeutics business segment. We anticipate contract and grant reimbursements revenue in the next 12 months of approximately $0.3 million to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30, 2024 and 2023:

	2024	2023
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$165,183	$100,613
SGX942 (Dusquetide)	(435,562)	(47,088)
HyBryte™ (SGX301 or synthetic hypericin)	2,411,168	2,147,245
Other	424,098	334,395
Total	$2,564,887	$2,535,165

Reimbursed under Government Contracts and Grants
RiVax® and ThermoVax® Vaccines	$—	$—
CiVax™	—	260,778
SGX943	—	35,429
HyBryte™ (investigator-initiated study)	119,371	224,295
Total	119,371	520,502
Grand Total	$2,684,258	$3,055,667

Contractual Obligations

We have commitments of approximately $205,000 as of September 30, 2024 over the next five years for several licensing agreements with partners and universities. Additionally, we are party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

We currently lease office space pursuant to a lease which expires in October 2025 and requires monthly rent of $11,367 through October 2024 and $11,625 per month thereafter.

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

Provided the final success-oriented milestone of FDA approval is attained, we will be required to make a payment of up to $5 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock. As of September 30, 2024, no other milestone or royalty payments have been paid or accrued.

In December 2020, we entered into a $20 million convertible debt financing agreement with Pontifax (the “Loan Agreement”). Under the terms of the Loan Agreement, we had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest-only period for the first two years with a fixed interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal was to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien on substantially all of our assets, other than intellectual property.

Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5 million each, which expired on December 15, 2021 and March 15, 2022, respectively.

In April 2023, we entered into an amendment to the Loan Agreement (the “2023 Amendment”). The 2023 Amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The 2023 Amendment also provided for interest only  through June 30, 2024, reduced quarterly principal repayments to $750,000, and eliminated the minimum cash covenant. Further, the 2023 Amendment reduced the conversion price with respect to the remaining principal amount to (i) 90% of the closing price of our common stock on the day before the delivery of a conversion notice with respect to the first 36,790 shares of our common stock issuable upon conversion and to (ii) $27.20 with respect to all shares of our common stock issuable upon conversion thereafter. The remaining terms of the agreement remained unmodified.

On January 3, 2024, Pontifax delivered a conversion notice to us electing to convert a portion of the remaining principal balance into shares of our common stock. Upon conversion, we issued 9,139 shares of our common stock at $10.88 per share, reducing the remaining principal balance by $99,416.

On April 15, 2024, Pontifax delivered a conversion notice to us electing to convert a portion of the remaining principal balance into shares of our common stock. Upon conversion, we issued 27,651 shares of our common stock at $5.60 per share, reducing the remaining principal balance by $154,840.

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option. As of September 30, 2024, we determined the carrying amount of the convertible debt was approximately equivalent to the face value of the convertible debt. We recognized $0 and $260,933 of other income from the change in the fair value of the convertible debt in our accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.

In October 2024, we entered into an amendment (the “2024 Amendment”) to the Loan Agreement, as amended. The 2024 Amendment reduced the conversion price with respect to the remaining principal amount outstanding to (i) $3.81 for the first 501,648 shares of our common stock issuable upon conversion and (ii) $4.23 with respect to all shares of our common stock issuable upon conversion thereafter. The remaining terms of the agreement remain in effect without modification.

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

As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. Further, additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

The following risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our periodic reports on Form 10-Q and Form 8-K.

Shareholders may suffer substantial dilution related to issued pre-funded warrants, common stock warrants, options and convertible notes.

As of November 1, 2024, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of 1,467,581 shares of our common stock at a current weighted average exercise price of $11.01;

●	options to purchase approximately 56,427 shares of our common stock at a current weighted average exercise price of $84.96; and

●	convertible promissory notes issued to Pontifax Medison Finance, of which there was $1,372,873 of principal and $10,195 of accrued interest outstanding, which notes are convertible at $3.81 per share for the first 501,648 shares and $4.23 with respect to all shares thereafter; and

●	5,943,706 shares of common stock available for future issuance under our 2015 Equity Incentive Plan.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLIGENIX, INC.

November 8, 2024	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)