Form 10-K
period 2024-12-31
SOLIGENIX, INC.
filed 2025-03-21
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $3,977,875 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2024.

On March 14, 2025, there were 3,155,603 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2024

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy (“PDT”), utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the first Phase 3 FLASH (Fluorescent Light Activated Synthetic Hypericin) study and agreement from the European Medicines Agency (“EMA”) on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early stage disease, we began patient enrollment during December 2024 for the second Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). We anticipate top-line results in the second half of 2026. Upon successful completion of the Phase 3 FLASH2 study, regulatory approval will be sought to support potential commercialization worldwide.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, and our first-in-class Innate Defense Regulator (“IDR”) technology, dusquetide (SGX942 and SGX945), for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer and aphthous ulcers in Behçet’s Disease.

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

An outline of our business strategy follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continue discussions with the U.S. Food and Drug Administration (“FDA”) on potential modifications to the development path to adequately address their feedback.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.

●	Expand development of dusquetide under the research name SGX945 into Behçet’s Disease by conducting a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with U.S. government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); new drug application (“NDA”) submitted to FDA December 2022; FDA refusal to file (“RTF”) letter received February 2023; second Phase 3 trial based upon EMA-accepted protocol began patient enrollment in December 2024 with top-line results anticipated in the second half of 2026; discussions continue with FDA on modifying the development path to adequately address FDA’s preference for a longer duration comparative study over a placebo-controlled trial

SGX302	Mild-to-Moderate Psoriasis	Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
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

SGX945	Aphthous Ulcers in Behçet’s Disease	Phase 2a protocol and IND clearance received from the FDA; Phase 2a study initiated in 4Q 2024

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, and Marburg viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

†	Contingent upon continued government contract/grant funding or other funding source.

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

Following the first Phase 3 study of HyBryte™ for the treatment of CTCL, the FDA and the EMA indicated that they would require a second successful Phase 3 trial to support marketing approval.  With agreement from the EMA on the key design components, the confirmatory Phase 3 trial will be a randomized, double-blind, placebo-controlled, multicenter study treating approximately 80 subjects with early-stage CTCL. It will evaluate the efficacy and safety of HyBryte™ topically applied to CTCL lesions twice weekly for 18 weeks, with each application followed 21 (±3) hours later by the administration of safe, visible light at a wavelength of 500 to 650 nm. The light will be administered starting at 6 J/cm2 twice weekly. This will be increased upwards by 2 J/cm2 until: 1) the patient experiences a Grade 1 erythema, 2) the patient reaches the maximum dose of 30 J/cm2, or 3) the patient cannot tolerate the treatment time, whichever comes first. All of the patient’s lesions that are readily available for exposure to the visible light source will be treated and three to five index lesions of each patient will be prospectively identified and indexed for the modified composite assessment of index lesions severity (“mCAILS”) evaluation prior to randomization (baseline). The primary efficacy endpoint will be assessed on the percent of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a Partial or Complete Response (yes/no) of the treated lesions defined as a ≥ 50% reduction in the total mCAILS score for the three to five index lesions following 18 weeks of treatment compared to the total mCAILS score at baseline.  Other secondary measures will assess treatment response (including duration), degree of improvement, time to relapse and safety.  Following treatment, all patients will be followed every four weeks for a total of 12 weeks (through Week 30). The Data Monitoring Committee will conduct one (1) interim analysis when approximately 60% of the total subjects have completed the primary endpoint evaluation. The primary efficacy endpoint and the key safety endpoints will be analyzed. A sample size recalculation may be performed after examining the assumptions or the trial halted for either futility, safety concerns, or overwhelming efficacy. We, the participating clinical investigators, and any other personnel involved in trial conduct will remain blinded to study treatment until completion of the trial.

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

In March 2024, we received agreement from the EMA on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease. This confirmatory 18-week study is expected to enroll approximately 80 patients in the US and Europe and began patient enrollment in December 2024 with top-line results anticipated in the second half of 2026.

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

In July 2024, we announced an interim update on the open-label, IIS evaluating extended HyBryte™ treatment for up to 12 months in patients with early stage CTCL. To date, the trial sponsored by Dr. Ellen Kim, has enrolled and treated six patients with HyBryte™ over a time period ranging up to 44 weeks. Patients have responded positively to HyBryte™ therapy with 75% (3 of the 4 subjects who have completed at least 12 weeks of therapy) already achieving “Treatment Success”, as predefined in the study’s protocol as ≥50% improvement in their cumulative mCAILS score compared to baseline. Of the three Treatment Successes, two were achieved within the first 12 weeks of treatment and the third within 18 weeks. Of the remaining three patients, two had only recently started HyBryte™ therapy and had not yet reached their first efficacy evaluation visit (i.e., at Week 6) and the other had a substantial improvement documented at the Week 18 visit, but had not yet achieved the success threshold. In addition, HyBryte™ appears to be safe and well tolerated in all patients, with no treatment-related adverse events reported to date.

In September 2024, the European Patent Office granted the patent entitled "Systems and Methods for Producing Synthetic Hypericin". The newly issued patent's claims are directed to a novel, highly purified form of synthetic hypericin manufactured through a unique proprietary process. Synthetic hypericin is the active pharmaceutical ingredient in HyBryte™, our photodynamic therapy for the treatment of CTCL, for which a confirmatory Phase 3 clinical trial has been initiated. This new European granted patent (EP3423428) is a related patent to US Pat. No. 10,053,413, previously issued in the U.S. Both patents are expected to expire in 2036, and form part of a larger patent family, including previously granted U.S. patents covering methods of use (US Pat. No. 7,122,518) and methods of synthesis (US Pat. No. 8,629,302), as well as other granted patents throughout the world.

In October 2024, we established a partnership agreement with Sterling Pharma Solutions Limited  to optimize and implement a commercially viable, scalable production technology for synthetic hypericin. We are currently working to transfer and optimize the manufacturing processes and analytics to enable GMP manufacturing for clinical trials with the intent of establishing a long-term commercial manufacturing collaboration.

In October 2024, the Hong Kong Patent Office granted the patent entitled "Systems and Methods for Producing Synthetic Hypericin". The newly issued patent's claims are directed to a novel, highly purified form of synthetic hypericin manufactured through a unique proprietary process. Synthetic hypericin is the active pharmaceutical ingredient in HyBryte™, our photodynamic therapy for the treatment of CTCL, for which a confirmatory Phase 3 clinical trial has been initiated. This new granted patent (HK1260757) is a related patent to US Pat. Nos. 10,053,413 and 10,526,268, previously issued in the U.S., and is in the same family as another patent granted in Europe. These patents are expected to expire in 2036, and form part of a larger collection of different patent families, including previously granted foreign patents covering liquid formulations and methods of use (EP Pat. No. 2,571,507) and issued U.S. patents for methods of synthesis (US Pat. No. 8,629,302), as well as other granted patents throughout the world.

In November 2024, we announced the formation of a European Medical Advisory Board to provide additional medical/clinical strategic guidance to advance the confirmatory Phase 3 multicenter, double-blind, placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease.

In December 2024, we announced positive clinical results from analysis of the post-treatment data from a comparability study evaluating HyBryte™ versus Valchlor® (mechlorethamine gel) in the treatment of early stage CTCL. The open-label study has demonstrated continued improvement in HyBryte™ treated patients and their individual lesions even after stopping treatment. The study, which enrolled 10 patients randomized 1:1 with 12 weeks of treatment and 4 weeks of follow-up post-treatment, was previously reported to demonstrate a positive difference in the overall per patient treatment response rate (60% in the HyBryte™ group vs. 20% in the Valchlor® group) at the end of treatment. After the 4-week follow-up period (Week 16), the majority (3 of 5) of HyBryte™ patients continued to demonstrate improvement with at least a further 10% improvement (absolute difference) at Week 16 relative to the primary outcome measure at Week 12, including one of the HyBryte™ patients achieving a "complete response". In contrast, of the four patients that completed the Valchlor® arm of the study, none achieved this level of improvement by Week 16. For patients, a treatment response was defined as a ≥50% improvement in their cumulative mCAILS score over 3 to 5 lesions. Treatment response was also assessed on individual lesions. There was a similar continued improvement in the lesion responses over time, with the plaque lesions of particular interest given their increasing association with risk of overall disease progression and long-term mortality. At the 12-week (end of treatment) timepoint, the HyBryte™ treated plaque lesions were statistically significantly improved compared to the Valchlor® treated plaques (63%, [10/16] treatment success with HyBryte™ vs. 17%, [2/12] with Valchlor®, p=0.02). By Week 16, the response rates in lesions treated with HyBryte™ were statistically significant responses for all lesions (72% HyBryte™ vs 28% Valchlor®, p=0.02) and specifically for plaque lesions (75% responding plaque lesions with HyBryte™ treatment vs. 17% with Valchlor®, p=0.006) relative to the Valchlor® group. No safety concerns with HyBryte™ were raised during the follow-up period.

In December 2024, we opened patient enrollment for our confirmatory Phase 3 study evaluating HyBryte™ (synthetic hypericin) in the treatment of CTCL.

In January 2025, we announced an interim update on the open-label, IIS evaluating extended HyBryte™ (synthetic hypericin) treatment for up to 12 months in patients with early-stage CTCL. The trial is sponsored by Ellen Kim, MD, Director, Penn Cutaneous Lymphoma Program, Vice Chair of Clinical Operations, Dermatology Department, and Professor of Dermatology at the Hospital of the University of Pennsylvania who was a leading enroller in the Phase 3 FLASH (Fluorescent Light Activated Synthetic Hypericin) study for the treatment of early-stage CTCL. To date, nine patients have been enrolled and treated with HyBryte™ over a time period of up to 54 weeks. Patients have responded positively to HyBryte™ therapy, with over 70% (5 of the 6 subjects who have completed at least 18 weeks of therapy) already achieving "Treatment Success". Treatment Success is predefined in the study's protocol as a greater than or equal to 50% improvement in the cumulative mCAILS score compared to Baseline. Of the five Treatment Successes, three were achieved within the first 12 weeks of treatment, with two patients achieving a "complete response" by 18 weeks. Of the remaining patients, two have recently started the study and two had to drop from the study for logistical reasons (e.g., need to care for an elderly parent), with one showing a substantial improvement (>30%) by their Week 18 visit. In addition, HyBryte™ appears to be safe and well tolerated in all patients.

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

In November 2023, the FDA cleared the IND application for a Phase 2a clinical trial entitled, “Pilot Study of SGX945 (Dusquetide) in the Treatment of Aphthous Ulcers in Behçet’s Disease.” The study is designed to evaluate the safety and potential efficacy of SGX945 (dusquetide) in the resolution of aphthous flares in Behçet’s Disease and began patient enrollment in the second half of 2024.

In January 2024, SGX945 received Fast Track designation for the treatment of oral lesions of Behçet’s Disease from the FDA.

In February 2024, we announced the formation of a Medical Advisory Board to provide medical/clinical strategic guidance to advance the clinical development of SGX945 for the treatment of Behçet's Disease.

In November 2024, we opened patient enrollment for the Phase 2 study (protocol number DUS-AUBD-01) evaluating SGX945 (dusquetide) in the treatment of Behçet's Disease.

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

During September 2021, an accelerated preprint was posted on bioRxiv of pre-clinical immunogenicity studies for CiVax™ (heat stable COVID-19 vaccine program) demonstrating durable broad-spectrum neutralizing antibody responses, including against the Beta, Gamma and Delta variants of concern. The scientific article was subsequently published on March 9, 2022 in ACS Infectious Diseases. The work is part of an ongoing collaboration with Axel Lehrer, PhD, Associate Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, JABSOM, UH Manoa. Development continues under a non-dilutive $1.5 million grant from the NIAID awarded to us in December 2020.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years of approximately $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee (approximately $2.5 million for fiscal year 2025).

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

Paediatric Investigation Plan

As part of the regulatory process for the registration of new medicines with the EMA and the MHRA, pharmaceutical companies are required to provide a PIP outlining our strategy for investigation of the new medicinal products in the paediatric population. In some instances, a waiver negating the need for a PIP for certain conditions may be granted by the EMA or MHRA when development of a medicine for use in children is not feasible or appropriate.

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

On September 9, 2016, we and SciClone entered into an exclusive license agreement, pursuant to which we granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam. Under the terms of the license agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the territories, having access to data generated by us. In exchange for exclusive rights, SciClone will pay us royalties on net sales, and we will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights. We also entered into a common stock purchase agreement with SciClone pursuant to which we sold 1,471 shares of our common stock to SciClone for approximately $2,040.00 per share, for an aggregate price of $3 million.

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

Additionally, companies like Panacea Biotec Ltd. are developing proprietary vaccines with the application of some form of stabilization technology.

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

ThermoVax® is the subject of U.S. patents 8,444,991 (expiring February 2030) and 8,808,710 (expiring March 2028) both issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and licensed to us by VitriVax, Inc. ThermoVax® is also U.S. patent application number 15/694.023 filed September 17, 2017 titled “Thermostable Vaccine Compositions and Methods of Preparing Same” and jointly invented by the UC and us. The patent application and the corresponding foreign filings are pending or granted and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable alum-adjuvanted vaccines for ricin toxin and Ebola virus. An additional patent, covering vaccine combinations such as ricin toxin and anthrax, was filed in 2015 and granted on May 21, 2019 in the U.S. (No. 10,293,041, titled “Multivalent Stable Vaccine Composition and Methods of Making Same”) and is expected to expire in 2035. A patent for unique, proprietary compositions and methods directed to combinations of glycoprotein antigens with nano-emulsion adjuvants comprising sucrose fatty acid esters prior to lyophilization was filed in 2020, granted in 2022 and expiring in 2040 (No. 11,433,129 titled “Compositions and Methods of Manufacturing Trivalent Filovirus Vaccines.”) Patent protection is also pursued worldwide with similar patents and expiry dates.

Additional vaccine thermostabilization patents specific for anti-viral vaccines, including filovirus and coronavirus have been filed but are not yet granted. If granted, expiry dates would range from 2040 to 2041. Patent protection is also pursued worldwide with similar patents and expiry dates.

HyBryte™ License Agreement

In September 2014, we acquired a worldwide exclusive license agreement with New York University and Yeda Research and Development Company Ltd. for the rights to a novel PDT that utilizes safe visible light for activation, which we refer to as HyBryte™. To maintain this license, we are obligated to pay $25,000 in annual license fees. In addition, we will pay the licensors: (a) a royalty amount equal to 3% of all net sales of HyBryte™ made directly by us and/or any affiliates; (b) a royalty amount equal to 2.5% of all net sales of HyBryte™ made by our sublicensees, subject to stated maximums and (c) 20% of all payments, not based on net sales, received by us from our sublicensees. This license may be terminated by either party upon notice of a material breach by the other party that is not cured within the applicable cure period. The exclusive license includes rights to several issued U.S. patents, including U.S. patent numbers 6,867,235 and 7,122,518, among other domestic and foreign patent applications. U.S. Patent numbers 6,867,235 and 7,122,518 expired in January 2020 and November 2023, respectively.

We acquired the license agreement for HyBryte™ and related intangible assets, including U.S. patent 8,629,302, properties and rights pursuant to an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”). As consideration for the assets acquired, we initially paid $275,000 in cash and issued 771 shares of common stock with a market value of $3,750,000, and in March 2020 we issued 8,151 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $614.40) as a result of HyBryte™ demonstrating statistical significant treatment response in the Phase 3 clinical trial. Provided the final success-orientated milestone is attained, we will be required to make a payment of up to $5 million, if and when achieved, payable in our common stock.

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

Research and Development Expenditures

We spent approximately $5.2 million and $3.3 million in the years ended December 31, 2024 and 2023, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2024 and 2023 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

As of December 31, 2024, we employed a total of 16 persons, including 2 part-time employees and 14 full-time employees, five of whom are MDs/PhDs. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be good.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risks include, but are not limited to, the following:

Risks Related to our Business

●	We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.
●	Our losses from operations, negative cash flows, and shareholders’ deficit as of December 31, 2024 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.
●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern.
●	If we are unable to develop our product candidates, our ability to generate revenues and viability as a company will be significantly impaired.
●	We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
●	We have no approved products on the market and therefore do not expect to generate any revenues from product sales in the foreseeable future, if at all.
●	Our business is subject to extensive governmental regulation, which can be costly, time consuming and subjects us to unanticipated delays.
●	There may be unforeseen challenges in developing our biodefense products.
●	We are dependent on government funding, which is inherently uncertain, for the success of our public health business segment operations.
●	If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.
●	We rely on third parties for pre-clinical and clinical trials of our product candidates and, in some cases, to maintain regulatory files for our product candidates. If we are not able to maintain or secure agreements with third parties for pre-clinical and clinical trials of our product candidates on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

●	The manufacturing of our products is a highly exacting process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
●	Even if approved, our products will be subject to extensive post-approval regulation.
●	Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.
●	We do not have extensive sales and marketing experience and our lack of experience may restrict our success in commercializing some of our product candidates.
●	Our products, if approved, may not be commercially viable due to change in health care practice and third party reimbursement limitations.
●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If we fail to obtain or maintain orphan drug exclusivity for our product candidates, our competitors may sell products to treat the same conditions and our revenue will be reduced.
●	Federal and/or state health care reform initiatives could negatively affect our business.
●	We may not be able to retain rights licensed to us by third parties to commercialize key products or to develop the third party relationships we need to develop, manufacture and market our products.
●	We may suffer product and other liability claims; we maintain only limited product liability insurance, which may not be sufficient.
●	We may use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.
●	We may not be able to compete with our larger and better-financed competitors in the biotechnology industry.
●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
●	Our business could be harmed if we fail to retain our current personnel or if they are unable to effectively run our business.
●	Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations, and cash flows.
●	Adverse developments affecting financial institutions such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
●	Changes in U.S. and international trade policies may adversely impact our business and operating results.
●	We may not be able to utilize all of our net operating loss carryforwards.

●	Global pathogens could have an impact on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19).

Risks Related to our Intellectual Property

●	We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

Risks Related to Technology and Intellectual Property

●	Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected.
●	A cybersecurity incident could negatively impact our business and our relationships with our employees, service providers, patients, clinical study sites and government agencies.

Risks Related to our Securities

●	The price of our common stock may be highly volatile.
●	If we fail to meet Nasdaq’s listing requirements, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market and negatively impact our ability to raise capital.
●	Shareholders may suffer substantial dilution related to issued stock warrants and options.
●	Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.
●	We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
●	Upon our dissolution, our stockholders may not recoup all or any portion of their investment.
●	The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.
●	Our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect holders of our common stock.

Risks Related to our Business

We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.

We have experienced significant losses since inception and, at December 31, 2024, had an accumulated deficit of approximately $234.0 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2024, we had approximately $7.8 million in cash and cash equivalents available, and as of March 14, 2025 we had approximately $7.7 million in cash and cash equivalents available. Without additional funding, based on our projected budgetary needs and funding from existing contracts and grants over the next year, we expect to be able to maintain the current level of our operations to the end of 2025.

In September 2014, we entered into a contract with the NIH for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of HyBryte™ for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. In December 2020, we were awarded Direct to Phase II SBIR grant from NIAID of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and EVD vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs. We estimate that the overhead component associated with our existing contracts and grants will fund some fixed costs for direct employees working on these contracts and grants as well as other administrative costs. As of December 31, 2024, we had approximately $554,000 in awarded grant funding available.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2024, we have expended approximately $124 million developing our current product candidates for pre-clinical research and development and clinical trials. We currently expect to spend approximately $6 million for the year ending December 31, 2025 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements, of which approximately $0.1 million is expected to be reimbursed through our existing government grants.

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

Our losses from operations, negative cash flows, and shareholders' deficit as of December 31, 2024 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

We have concluded that substantial doubt exists about our ability to continue as a going concern for the 12 months following the issuance of the financial statements included in this Annual Report on Form 10-K. As of  December 31, 2024, we had cash and cash equivalents of approximately $7.8 million and current liabilities of approximately $4.8 million. As of the issuance date of these financial statements, we believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they come due into the fourth quarter of 2025. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the issuance of the financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P/Alliance Global Partners (“AGP”).

Other than the AGP Sales Agreement which was entered into on August 16, 2024, none of these alternatives are committed at this time. There can be no assurance that we will be successful in obtaining sufficient funding on acceptable terms to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require, or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2024 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2024 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to obtain the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Even though we have orphan drug designation for HyBryte™ in the U.S. and Europe, and RiVax® in the U.S., we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing drugs or biologic products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Absent patent or other intellectual property protection, even after an orphan drug is approved, the FDA or EMA may subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care.

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

During recent years, there has been substantial volatility in financial markets due at least in part to the uncertainty regarding the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to additional financing is uncertain. Moreover, customer spending habits may be adversely affected by current and future economic conditions. These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations, and cash flows.

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

Changes in U.S. and international trade policies may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in other countries. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our business or industry.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated, such changes could have an adverse effect on our business, financial condition and results of operations.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. We sold 2023, 2022 and 2021 New Jersey NOL carryforwards, resulting in the recognition of $409,114 and $1,767,803 of income tax benefit, net of transaction costs during the years ended December 31, 2024 and 2023, respectively. We have not yet sold our 2024 New Jersey NOL carryforwards but may do so in the future. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our taxable income, our cash taxes may increase which may have an adverse effect on our financial condition.

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

Since January 1, 2024, the closing stock price of our common stock has fluctuated between a high of $15.03 per share to a low of $2.00 per share. On March 14, 2025, the last reported sale price of our common stock on The Nasdaq Capital Market was $2.30 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

If our common stock is delisted from Nasdaq, it will have material negative impact on the actual and potential liquidity of our securities, as well as material negative impact on our ability to raise future capital. If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our securities;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

Shareholders may suffer substantial dilution related to issued common stock warrants, and options.

As of March 14, 2025, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of approximately 1,467,581 shares of our common stock at a current weighted average exercise price of $11.01;
●	options to purchase approximately 72,985 shares of our common stock at a current weighted average exercise price of $59.19; and
●	5,770,122 shares of common stock available for future issuance under our 2015 Equity Incentive Plan.

We also have an incentive compensation plan for our management, employees and consultants. We have granted, and expect to grant in the future, options to purchase shares of our common stock to our directors, employees and consultants. To the extent that pre-funded warrants, common stock warrants, or options are exercised, our stockholders will experience dilution and our stock price may decrease.

Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these pre-funded warrants, common stock warrants, and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

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

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as HyBryte™, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 18 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the Asset Purchase Agreement, we initially paid $275,000 in cash and issued 771 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma. Also, on September 3, 2014, we entered into a Registration Rights Agreement with Hy Biopharma, pursuant to which we may be required to file a registration statement with the SEC. In March 2020, we issued 8,151 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $614.40 as a result of HyBryte™ demonstrating statistically significant treatment response in the Phase 3 clinical trial. We will be required to issue up to $5.0 million worth of our common stock (subject to a cap equal to 19.9% of our issued and outstanding common stock) in the aggregate, if HyBryte™ is approved for the treatment of CTCL by either the FDA or the EMA.

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

Under our Certificate of Incorporation, our Board of Directors is authorized to issue up to 350,000 shares of preferred stock, of which none are issued and outstanding as of the date of this prospectus. Also, our Board of Directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our Board of Directors causes shares of preferred stock to be issued, the rights of the holders of our common stock would likely be subordinate to those of preferred holders and therefore could be adversely affected. Our Board of Directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock. Preferred shares issued by our Board of Directors could include voting rights or super voting rights, which could shift the ability to control our company to the holders of the preferred stock. Preferred stock could also have conversion rights into shares of our common stock at a discount to the market price of our common stock, which could negatively affect the market for our common stock. In addition, preferred stock would have preference in the event of liquidation of our company, which means that the holders of preferred stock would be entitled to receive the net assets of our company distributed in liquidation before the holders of our common stock receive any distribution of the liquidated assets.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our technology and cybersecurity programs are crucial to maintaining secure operations, which enable us to deliver on our promise to maintain stakeholder trust. Our Chief Financial Officer (“CFO”) is responsible for establishing, implementing and executing our cybersecurity program and strategy. Our CFO has over nine years of information technology, information technology audit, and cybersecurity experience, and is involved in following the latest developments in cybersecurity, including potential threats and innovative risk management techniques.

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

Our personnel responsible for cybersecurity proactively identifies, manages, and mitigates cyber risk in a variety of ways, including but not limited to:

a.	cyber incident response, IT disaster recovery, and business continuity plans;
b.	cybersecurity assessments and remediation planning as part of our due diligence process; and
c.	identity and access management controls.

A primary element of our cybersecurity program is the implementation of controls that are aligned with industry guidelines and applicable regulations to identify threats, deter attacks, and protect our information security assets. We do not engage third parties in connection with our cybersecurity program.

Cybersecurity Governance

Our Board of Directors oversees the management of our cybersecurity risk exposures and the steps management has taken to monitor and control such exposures. Annually, the Board of Directors receives an update from our CFO and other members of management on relevant topics, including cybersecurity program maturity progress, new capabilities implemented, and notable incidents or events should they occur. In accordance with our cybersecurity incident response plan, our Board of Directors is promptly informed of potentially material cybersecurity incidents, including with respect to our third-party service providers.

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

Item 2. Properties

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey pursuant to a lease which expires in October 2025. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The current rent is approximately $11,625 per month. Our office space is sufficient for our current needs. We may add new space or expand existing space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	Price Range
Period	High	Low
Year Ended December 31, 2023:
First Quarter	$129.57	$28.00
Second Quarter	$67.20	$10.26
Third Quarter	$11.86	$6.73
Fourth Quarter	$32.00	$6.08
Year Ended December 31, 2024:
First Quarter	$19.20	$8.89
Second Quarter	$14.92	$2.50
Third Quarter	$14.83	$1.83
Fourth Quarter	$4.87	$2.65

Our stock is listed on The Nasdaq Capital Market under the symbol “SNGX.” The Nasdaq Capital Market prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. On March 14, 2025, the last reported price of our common stock quoted on The Nasdaq Capital Market was $2.30 per share.

Unregistered Sales of Equity Securities

Other than as previously reported, we did not issue any unregistered shares during the year ended December 31, 2024. We issued a total of 9,139 shares of common stock to two lenders upon conversion of approximately $100,000 of principal under promissory notes at a conversion price of $10.88 on January 3, 2024. We issued a total of 27,651 shares of common stock to two lenders upon conversion of approximately $155,000 of principal under promissory notes at a conversion price of $5.60 on April 15, 2024.

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

Holders of Common Stock

As of March 14, 2025, there were 186 holders of record of our common stock. As of such date, 3,155,603 shares of our common stock were issued and outstanding.

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

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy, utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the first Phase 3 FLASH (Fluorescent Light Activated Synthetic Hypericin) study and agreement from the European Medicines Agency (“EMA”) on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early stage disease, we began patient enrollment during December 2024 for the second Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). We anticipate top-line results in the second half of 2026. Upon successful completion of the Phase 3 FLASH2 study, regulatory approval will be sought to support potential commercialization worldwide.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, and our first-in-class Innate Defense Regulator (“IDR”) technology, and dusquetide (SGX942 and SGX945), for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer and aphthous ulcers in Behçet’s Disease.

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

An outline of our business strategy follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continuing discussions with the U.S. Food and Drug Administration (“FDA”) on potential modifications to the development path to adequately address their feedback.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expand development of dusquetide under the research name SGX945 into Behçet’s Disease by conducting a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.

●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); new drug application (“NDA’) submitted to FDA December 2022; FDA refusal to file (“RTF”) letter received February 2023; second Phase 3 trial based upon EMA-accepted protocol began patient enrollment in December 2024 with top-line results anticipated in the second half of 2026; discussions continue with FDA on modifying the development path to adequately address FDA’s preference for a longer duration comparative study over a placebo-controlled trial

SGX302	Mild-to-Moderate Psoriasis

Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the FDA; Phase 2a study remains ongoing having demonstrated biological effect in Cohort 1 and clinically meaningful benefit in Cohort 2

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX942†	Oral Mucositis in Head and Neck Cancer

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

SGX945	Aphthous Ulcers in Behçet’s Disease	Phase 2a protocol and IND clearance received from the FDA; Phase 2a study initiated in 4Q 2024

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, and Marburg viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical
†	Contingent upon continued government contract/grant funding or other funding source.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites active and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. During the year ended December 31, 2024, we made adjustments to estimated accrued clinical trial expenses for completed trials of approximately $1.4 million. These adjustments resulted in decreases to research and development expenses in the accompanying consolidated statements of operations during the year ended December 31, 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update enhances the segment reporting requirements by increasing transparency and providing investors with additional insights into how an entity’s Chief Operating Decision Maker (“CODM”) evaluates segment performance and allocates resources.

The standard requires public entities to disclose significant segment expenses that are regularly reviewed by the CODM and included in the reported measure of segment profit or loss. Additionally, entities must provide a reconciliation of total segment amounts to consolidated financial statements, as well as enhanced qualitative disclosures regarding the methodology used to identify reportable segments and assess performance. The update applies to all public entities, including those with a single reportable segment, and expands segment disclosures in interim financial statements.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We have adopted ASU 2023-07 for the year ended December 31, 2024, and have updated our segment disclosures accordingly. The adoption of this standard did not impact the recognition or measurement of our financial statements but resulted in enhanced segment-related disclosures in the notes to the consolidated financial statements.

Material Changes in Results of Operations

Year Ended December 31, 2024 Compared to 2023

For the year ended December 31, 2024, we had a net loss of $8,266,576 as compared to a net loss of $6,140,730 for the prior year, representing increased net loss of $2,125,846 or 35%. The increase in net loss is primarily attributed to decreases in gross profit and income tax benefits as well as an increase in operating expenses, offset by increases in interest income, tax credits and the change in the fair value of debt. For the year ended December 31, 2024, we had revenues of $119,371 as compared to $839,359 for the prior year, representing a decrease of $719,988 or 86%. The decrease in revenues was primarily a result of the conclusion of higher margin grants associated with the development of SGX943 and CiVax™ and a decrease in revenue associated with the zero margin grant for the HyBryte™ investigator initiated study.

We incurred costs related to contract and grant revenues in the year ended December 31, 2024 and 2023 of $119,371 and $742,048, respectively, representing a decrease of $622,677 or 84%. The decrease in costs was primarily the result of the conclusion of higher margin grants associated with the development of SGX943 and CiVax™ and a decrease in the zero margin grant for the HyBryte™ investigator initiated study.

Our gross profit for the year ended December 31, 2024 was $0 or 0% of total revenues as compared to $97,311 or 12% of total revenues for the prior year, representing a decrease of $97,311 or 100%. The decrease in gross profit was primarily the result of the conclusion of higher margin grants associated with the development of SGX943 and CiVax™ and a decrease in the zero margin grant for the HyBryte™ investigator initiated study.

Research and development expenses increased by $1,910,890 or 58% to $5,223,589 for year ended December 31, 2024 as compared to $3,312,699 for the prior year. The increase in research and development spending for the year ended December 31, 2024 was primarily related to preliminary costs associated with the initiation of our Phase 2 study in Behçet’s Disease and the second confirmatory Phase 3 CTCL trial offset by an adjustment of estimated accruals for completed clinical trials.

General and administrative expenses decreased by $266,644 or 6%, to $4,215,908 for the year ended December 31, 2024, as compared to $4,482,552 for the prior year. This decrease is primarily related to a reduction in legal and consulting expenses.

In April 2023, we entered into an amendment (the “2023 Amendment”) to the convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”) (see Note 5 – Debt). The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option, which requires us to record changes in fair value as a component of other income or expense.  The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on our accompanying consolidated statements of operations during the year ended December 31, 2023. The fair value of the convertible debt as of December 31, 2023 was approximately $3,260,934, which resulted in the recognition of $43,066 of other income from the change in the fair value of the convertible debt on our accompanying consolidated statements of operations for the year ended December 31, 2023. For 2023 and through the 2024 Amendment (described below), the fair value of the convertible debt was estimated using the Monte Carlo valuation method.

In October 2024, we entered into an amendment (the “2024 Amendment”) to the convertible debt financing agreement with Pontifax, as amended. The 2024 Amendment resulted in a substantial modification of the debt for accounting purposes, as defined, which is accounted for as an extinguishment. The difference between the fair value, or net carrying amount, of the debt before the 2024 Amendment and upon reacquisition was diminimus. Accordingly, no gain or loss was recognized related to the extinguishment related to the 2024 Amendment. Furthermore, as the 2024 Amendment resulted in a substantial modification, as defined, we elected not to account for the convertible debt using the fair value option in accordance with the applicable guidance. We determined the embedded conversion feature, after the 2024 Amendment, does not require bifurcation and therefore the convertible debt, as amended, has been recorded as a single liability classified instrument in accordance with ASU 2020-06. As a result of this election, we recognized a gain of $260,933 of other income from the change in the fair value of the convertible debt on our accompanying 2024 consolidated statement of operations.

Total other income for the year ended December 31, 2024 was $763,807 as compared to $210,593 of total other expense for the prior year, reflecting a decrease of $974,400 or 463%. The decrease in total other expense was primarily associated with the reduction in interest resulting from the repayment of a portion of the convertible debt principal balance, higher interest income earned on cash balances, an increase in tax credits, an increase in other income resulting from the change in the fair value of the convertible debt and approximately $394,000 of a loss on extinguishment of debt resulting from an amendment to the original convertible debt loan agreement was recognized in 2023.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. We sold 2023, 2022 and 2021 New Jersey NOL carryforwards resulting in the recognition of income tax benefits, net of transaction costs of $409,114 and $1,767,803 during the years ended December 31, 2024 and 2023, respectively. We sold our 2023 New Jersey NOLs and have recorded a receivable of $409,114 which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet for the year ended December 31, 2024. We have not yet sold our 2024 New Jersey NOL carryforwards but may do so in the future. We will continue to explore opportunities to sell unused NOL carryforwards for the year ended December 31, 2024. However, there can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2024 and 2023: Specialized BioTherapeutics and Public Health Solutions.

The Specialized BioTherapeutics business segment had revenue of $119,371 for the year ended December 31, 2024 as compared to $395,124 for the year ended December 31, 2023, representing a decrease of $275,753 or 70%. The decrease was due to decreased reimbursable development activity under the grant to support the investigator-initiated study of HyBryte™ for expanded treatment in patients with early-stage CTCL.

Revenues for the Public Health Solutions business segment for the year ended December 31, 2024 were $0 as compared to $444,235 for the year ended December 31, 2023, representing a decrease of $444,235 or 100%. The decrease in revenues was primarily the result of the conclusion of the grant associated with the development of SGX943.

Loss from operations for the Public Health Solutions business segment for the year ended December 31, 2024 was $254,576 as compared to loss from operations of $36,531 for the year ended December 31, 2023, representing an increase in loss of $218,045 or 597%. The loss for the year ended December 31, 2024 is attributable to additional expenses incurred due to the expiration of grants and contracts. Loss from operations for the Specialized BioTherapeutics business segment for the year ended December 31, 2024 was $4,365,034 as compared to $2,812,303 for the year ended December 31, 2023, representing an increase in loss of $1,552,731 or 55%. This increase in loss is primarily related to preliminary costs associated with the initiation of our Phase 2 study in Behçet’s Disease and the second confirmatory Phase 3 CTCL trial offset by an adjustment of estimated accruals for completed clinical trials.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2024, we had cash and cash equivalents of $7,819,514 as compared to $8,446,158 as of December 31, 2023, representing a decrease of $626,644 or 7%. As of December 31, 2024, we had working capital of $3,980,218, representing an increase of $625,006 as compared to working capital of $3,355,212 for the prior year. The decrease in cash and cash equivalents was primarily related to cash used in operating activities and debt principal repayments offset by cash provided by financing activities. The increase in working capital is primarily the result of a reduction in outstanding convertible debt resulting from principal repayments and debt conversions partially offset by cash used in operating activities during the year ended December 31, 2024.

We believe that we have sufficient resources available to support our development activities and business operations and to satisfy our obligations as they become due through the end of 2025. However, as of the date of filing this Annual Report on Form 10-K, we do not have sufficient cash and cash equivalents to support our operations for at least 12 months following the issuance of our financial statements on March 21, 2025. As a result, these conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the issuance date of the financial statements

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P/Alliance Global Partners (“AGP”).

Other than the AGP Sales Agreement, which was entered into on August 16, 2024, none of these alternatives are currently committed. There is no assurance that we will obtain sufficient funding on acceptable terms, if at all, to continue operations, enter into strategic transactions that provide the necessary capital, or implement other strategies to mitigate the substantial doubt about our ability to continue as a going concern. If these alternatives are unavailable or not secured on satisfactory terms, we will not have sufficient cash resources or liquidity to fund our operations for at least 12 months after the financial statements are issued. Failure to obtain adequate capital when needed may force us to delay, reduce, or eliminate business development efforts, negatively impacting our ability to achieve our objectives, remain competitive, and maintain our financial condition and operating results. Additionally, market instability, including geopolitical factors, may limit our access to capital, further straining our liquidity and ability to continue as a going concern. The perception of financial instability may also deter potential business partners due to concerns about our ability to fulfill contractual obligations.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to $554,000 in active government grant funding still available as of December 31, 2024 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We plan to use the proceeds from a completed public offering on April 22, 2024 of 204,694 shares of our common stock, pre-funded warrants to purchase 537,500 shares of our common stock and common warrants to purchase up to 742,194 shares of our common stock at a combined public offering price of $6.40 for further support of our programs, as well as for working capital. The pre-funded warrants have an exercise price of $0.02. The common warrants have an exercise price of $6.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to us from this offering were approximately $4.75 million before deducting commissions and other estimated offering expenses of approximately $0.45 million;
●	We plan to use the proceeds from a warrant inducement agreement (the “Inducement Agreement”) on July 9, 2024 with certain holders (the “Holders”) of our existing Warrant to Purchase Shares of Common Stock (“Existing Warrants”) to purchase shares of our common stock for further support of our programs, as well as for working capital. In consideration of the Holders’ agreement to exercise their Existing Warrants, we (i) decreased the exercise price of the Existing Warrants from $6.40 per share to $6.00 per share and (ii) issued new warrants (“New Warrants”) to the Holders to purchase a number of shares of common stock equal to 150% of the number of shares of common stock issued upon exercise of the Holders’ Existing Warrants. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of our common stock at a reduced exercise price of $6.00 per share on July 9, 2024, the date of the Inducement Agreement, until 1:30 p.m., Eastern Time. The total gross proceeds to us was approximately $4.2 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses;
●	We have up to approximately $2.1 million remaining from the AGP Sales Agreement as of March 14, 2025 under the prospectus supplement dated August 16, 2024. From January 1, 2025 through March 14, 2025, we sold 628,758 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $4.23 per share for total gross proceeds of approximately $2.7 million; and
●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

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

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the year ending December 31, 2025 to be approximately $6 million before any contract or grant reimbursements, of which approximately all relates to the Specialized BioTherapeutics business segment. We anticipate grant reimbursements for the same period of approximately $0.1 million to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2024 and 2023:

	2024	2023
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$253,994	$133,186
SGX942 (Dusquetide)	(330,257)	(28,570)
HyBryte™ (SGX301 or synthetic hypericin)	4,691,803	2,698,609
Other	608,049	509,474
Total	$5,223,589	$3,312,699

Reimbursed under Government Contracts and Grants
CiVax™	—	311,495
SGX943	—	35,429
HyBryte™ (investigator-initiated study)	119,371	395,124
Total	119,371	742,048
Grand Total	$5,342,960	$4,054,747

Contractual Obligations

We have licensing fee commitments of approximately $230,000 as of December 31, 2024 over the next five years for several licensing agreements with partners and universities. Additionally, we have collaboration and license agreements, which upon clinical or commercialization success may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license IND milestones on covered products of up to approximately $200,000, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to the lease which expires October 2025, the current rent is $11,625 per month. Our office space is sufficient for our current needs.

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

In March 2020, we filed a prospectus supplement covering the offer and sale of up to 8,151 shares of our common stock, which were issued to Hy Biopharma. We were required to issue the shares to Hy Biopharma as payment following the achievement of a milestone under the asset purchase agreement, specifically, the Phase 3 clinical trial of HyBryte™ being successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $614.40 per share, based upon a formula set forth in the asset purchase agreement.

Provided the final success-oriented milestone is attained, we will be required to make a payment of up to $5 million, if and when achieved. The potential future payment will be payable in our common stock, not to exceed 19.9% of our outstanding stock.

In December 2020, we entered into a $20 million convertible debt financing agreement with Pontifax (the “Loan Agreement”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the Loan Agreement, we had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest only period for the first two years with a fixed interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal was to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement is secured by a lien covering substantially all of our assets, other than intellectual property.

Upon the closing of this transaction, we borrowed the first tranche of $10 million. We did not utilize our option to draw the second or third tranche of $5 million each, which expired on December 15, 2021 and March 15, 2022, respectively.

In April 2023, we entered into an amendment to the Loan Agreement (the “2023 Amendment”). The 2023 Amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The 2023 Amendment also provided for interest only through June 30, 2024, reduced quarterly principal repayments to $750,000 and eliminated the minimum cash covenant. Further, the 2023 Amendment reduced the conversion price with respect to the remaining principal amount to (i) 90% of the closing price of our common stock on the day before the delivery of a conversion notice with respect to the first 36,790 shares of our common stock issuable upon conversion and to (ii)

$27.20 with respect to all shares of our common stock issuable upon conversion thereafter. The remaining terms of the agreement remained unmodified.

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option. The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on our accompanying consolidated statements of operations for the year ended December 31, 2023.  The fair value of the convertible debt as of December 31, 2023 was approximately $3,260,934, which resulted in the recognition of $43,066 of other income from the change in the fair value of the convertible debt on our accompanying consolidated statements of operations for the year ended December 31, 2023. For 2023 and through the 2024 Amendment (described below), the fair value of the convertible debt was estimated using the Monte Carlo valuation method.

In October 2024, we entered into an amendment (the “2024 Amendment”) to the Loan Agreement, as amended. The 2024 Amendment reduced the conversion price with respect to the remaining principal amount outstanding to (i) $3.81 for the first 501,648 shares of our common stock issuable upon conversion and (ii) $4.23 with respect to all shares of our common stock issuable upon conversion thereafter. The remaining terms of the agreement remained in effect with minimal, non-material modifications to those terms. The 2024 Amendment resulted in a substantial modification of the debt for accounting purposes, as defined, which is accounted for as an extinguishment. The difference between the fair value, or net carrying amount, of the debt before the 2024 Amendment and upon reacquisition was diminimus.  Accordingly, no gain or loss was recognized related to the extinguishment related to the 2024 Amendment. Furthermore, as the 2024 Amendment resulted in a substantial modification, as defined, we elected not to account for the convertible debt using the fair value option in accordance with the applicable guidance. We determined the embedded conversion feature, after the 2024 Amendment, does not require bifurcation and therefore the convertible debt, as amended, has been recorded as a single liability classified instrument in accordance with ASU 2020-06. As a result of this election, we recognized a gain of $260,933 of other income from the change in the fair value of the convertible debt on our accompanying 2024 consolidated statement of operations.

In February 2025, we fully repaid all outstanding obligations and terminated the Loan Agreement. As a result, all related liens and security interests securing the Company’s obligations were released. We did not incur any prepayment penalties for the early repayment.

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

We qualified for the CARES ERC for qualified wages through September 30, 2021. We have submitted filings for refunds of the CARES ERC but cannot reasonably estimate when or if we will receive any or all of the requested refunds. We have elected to follow subtopic 450-30 of the FASB Accounting Standards Codification and to account for the CARES ERC only when all uncertainties regarding realization have been resolved. For the years ended December 31, 2024 and 2023, we received refunds of approximately $313,000 and $121,000, respectively. The refunds were recorded as other income on our accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 can be found beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 14, 2025.

Name	Age	Position
Christopher J. Schaber, PhD	58	Chairman of the Board, Chief Executive Officer and President
Gregg A. Lapointe, CPA, MBA	66	Director
Diane L Parks, MBA	72	Director
Robert J. Rubin, MD	79	Director
Jerome B. Zeldis, MD, PhD	74	Director
Jonathan Guarino, CPA, CGMA	52	Chief Financial Officer, Senior Vice President and Corporate Secretary
Oreola Donini, PhD	53	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	73	Chief Medical Officer and Senior Vice President

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

Insider Trading Policy

Our Board of Directors has adopted an Insider Trading Policy, which applies to all of our directors, officers, employees, agents and representatives and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq listing standards. The Insider Trading Policy expressly prohibits our directors, officers, employees, agents and representatives from purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their personal benefit. It further prohibits our directors, officers, employees, agents and representatives from engaging in hedging transactions, such as purchasing or writing derivative securities including puts and calls and entering into short sales or short positions with respect to our stock.

Our directors, officer, employees, agents and representatives are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act, so that they can prudently diversify their asset portfolios and exercise their stock options before expiration.

Our Insider Trading Policy is posted on the “Investors — Corporate Governance” section of our website: http://www.soligenix.com and has been filed as an exhibit to this Annual Report.

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

Item 11. Executive Compensation

In 2024, in furtherance of our compensation philosophy and objectives, the Compensation Committee engaged Setren & Associates, Inc. (“S&A”), an outside executive compensation consulting firm determined to be independent by the

Compensation Committee, to conduct a review of, and recommend changes to, our compensation program for our most highly compensated executive officers. A representative of S&A attended Compensation Committee meetings at the invitation of the Compensation Committee Chairman and was also in direct contact with the Compensation Committee and company management from time to time. S&A provided the Compensation Committee with assistance and advice in the review of our salary structure, annual and equity incentive awards and other related executive pay issues. In addition, S&A provided advice regarding marketplace trends and best practices relating to competitive pay levels.

S&A did not provide any services to us other than its services as the Compensation Committee’s independent compensation consultant, and S&A did not receive any fees or compensation from us other than the fee it received as the independent compensation consultant. S&A provided similar services to us and received similar compensation in 2023. The Compensation Committee confirmed that S&A’s work for the Compensation Committee did not create any conflicts of interest.

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2024 and 2023, respectively to our Chief Executive Officer and each of the three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation

					Option	All Other
Name	Position	Year	Salary	Bonus	Awards	Compensation	Total
Christopher J. Schaber (1)	CEO &	2024	$540,255	$108,051	$148,950	$35,370	$832,627
	President	2023	$519,476	$72,727	$75,482	$32,800	$700,484

Jonathan Guarino (2)	CFO &	2024	$254,800	$42,806	$66,200	$35,370	$399,177
	Senior VP	2023	$245,000	$31,605	$45,289	$32,800	$354,693

Oreola Donini (3)	CSO &	2024	$312,000	$49,453	$66,200	$4,452	$432,105
	Senior VP	2023	$300,000	$37,800	$45,289	$4,505	$387,594

Richard C. Straube (4)	CMO &	2024	$197,039	$31,921	$39,720	$—	$268,680
	Senior VP	2023	$189,461	$22,736	$37,741	$—	$249,938
(1)	Dr. Schaber deferred the payment of his 2024 bonus of $108,051 until January 15, 2025. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(2)	Mr. Guarino deferred the payment of his 2024 bonus of $42,806 until January 15, 2025. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(3)	Dr. Donini deferred the payment of her 2024 bonus of $49,453 until January 15, 2025. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(4)	Dr. Straube deferred the payment of his 2024 bonus of $31,921 until January 15, 2025. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.

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

On June 22, 2011, the Compensation Committee eliminated his fixed minimum annual bonus payable and revised it to an annual targeted bonus of 40% of his annual base salary. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Schaber to $519,476. On December 8, 2023, the Compensation Committee approved an increase in salary for Dr. Schaber to $540,255. On December 12, 2024, the Compensation Committee approved an increase in salary for Dr. Schaber to $559,164.

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Vice President Preclinical Research & Development. Pursuant to the agreement, we agreed to pay Dr. Donini $170,000 (CAD) per year and a targeted annual bonus of 20% of base salary. We also issued her options to purchase 2,666 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. In December 2014, Dr. Donini was named Chief Scientific Officer and Senior Vice President. Upon Dr. Donini’s promotion to Chief Scientific Officer, the Compensation Committee increased her targeted bonus to 30% of her annual base salary. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Donini to $300,000. On December 8, 2023, the Compensation Committee approved an increase in salary for Dr. Donini to $312,000. On December 12, 2024, the Compensation Committee approved an increase in salary for Dr. Donini to $322,920.

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we agreed to pay Dr. Straube $300,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 666 shares of our common stock with one-third immediately vesting and the remainder vesting over three years. On March 26, 2019, we entered into an amendment to our employment agreement with Dr. Straube. Pursuant to the amended agreement, which amendment became effective as of April 1, 2019, Dr. Straube will be required to devote at least 20 hours per week to the performance of his duties and we will pay him $170,000 per year. The amended employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in the amended employment agreement, we would pay Dr. Straube one month of severance. No unvested options vest beyond the termination date. On December 8, 2022, the Compensation Committee approved an increase in salary for Dr. Straube to $189,461. On December 8, 2023, the Compensation Committee approved an increase in salary for Dr. Straube to $197,039. On December 12, 2024, the Compensation Committee approved an increase in salary for Dr. Straube to $203,935.

On September 9, 2019, we entered into a one-year employment agreement with Jonathan Guarino, CPA, CGMA, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we agreed to pay Mr. Guarino $220,000 per year and a targeted annual bonus of 30% of base salary. We also issued him options to purchase 2,666 shares of our common stock with one-quarter immediately vesting and the remainder vesting over three years. Mr. Guarino’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Mr. Guarino’s employment agreement, we would pay Mr. Guarino three months of severance, accrued salary, bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. On December 8, 2022, the Compensation Committee approved an increase in salary for Mr. Guarino to $245,000. On December 8, 2023, the Compensation Committee approved an increase in salary for Mr. Guarino to $254,800. On December 12, 2024, the Compensation Committee approved an increase in salary for Mr. Guarino to $263,718.

Equity Award Grant Practices and Timing Disclosure

As part of our commitment to transparency and sound corporate governance, we disclose below our policies and practices related to the grant of equity awards in proximity to the release of material nonpublic information.

Policies and Practices on the Timing of Equity Awards

Our Board of Directors and Compensation Committee oversee the granting of equity awards, including stock options, to our executives. The timing of such awards is determined in accordance with the following policies and practices:

●	Pre-Determined Grant Schedule: We generally grant equity awards on a predetermined schedule, typically in connection with our annual compensation cycle or as part of an executive's new hire or promotion package.
●	Consideration of Material Nonpublic Information: The Board and Compensation Committee consider whether material nonpublic information may be available when granting equity awards. We do not grant options with the intent to take advantage of anticipated movements in stock price due to the release of such information.
●	Disclosure Timing: The Company does not intentionally time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Equity Awards Granted in Close Proximity to Material Nonpublic Information Disclosure

During the last fiscal year, the Company did not grant any stock options to named executive officers during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K disclosing material nonpublic information (excluding Form 8-K disclosures of material new option award grants under Item 5.02(e)).

As no such grants occurred during the relevant period, no further disclosure or tabular presentation is necessary.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2024. We have never issued Stock Appreciation Rights.

			Equity
			Incentive Plan
			Awards:
			Number of
			Securities
	Number of Securities		Underlying	Option
	Underlying Unexercised		Unexercised	Exercise	Option
	Options (#)		Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	58	—	—	$2,712.00	12/30/2025
	250	—	—	$482.40	12/06/2027
	250	—	—	$232.80	12/12/2028
	250	—	—	$230.40	01/01/2029
	250	—	—	$297.60	12/11/2029
	250	—	—	$348.00	01/01/2030
	250	—	—	$561.60	12/09/2030
	250	—	—	$307.20	01/03/2031
	250	—	—	$187.20	12/08/2031
	52	—	—	$165.60	01/02/2032
	186	11	11	$165.60	01/02/2032
	442	141	141	$129.60	12/07/2032
	4,688	4,687	4,687	$10.72	12/07/2033
	11,250	33,750	33,750	$3.31	12/10/2034

Jonathan Guarino	166	—	—	$232.80	09/08/2029
	41	—	—	$297.60	12/11/2029
	166	—	—	$561.60	12/09/2030
	195	13	13	$187.20	12/08/2031
	252	81	81	$129.60	12/07/2032
	2,815	2,810	2,810	$10.72	12/07/2033
	5,000	15,000	15,000	$3.31	12/10/2034

Oreola Donini	29	—	—	$2,712.00	12/30/2025
	83	—	—	$640.80	03/30/2027
	145	—	—	$482.40	12/06/2027
	166	—	—	$232.80	12/12/2028
	250	—	—	$297.60	12/11/2029
	291	—	—	$561.60	12/09/2030
	291	—	—	$187.20	12/08/2031
	252	81	81	$129.60	12/07/2032
	2,815	2,810	2,810	$10.72	12/07/2033
	5,000	15,000	15,000	$3.31	12/10/2034

Richard C. Straube	29	—	—	$2,712.00	12/30/2025
	83	—	—	$640.80	03/30/2027
	145	—	—	$482.40	12/06/2027
	166	—	—	$232.80	12/12/2028
	125	—	—	$297.60	12/11/2029
	166	—	—	$561.60	12/09/2030
	166	—	—	$187.20	12/08/2031
	252	81	81	$129.60	12/07/2032
	2,344	2,343	2,343	$10.72	12/07/2033
	3,000	9,000	9,000	$3.31	12/10/2034

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the year ended December 31, 2024.

	Fees Earned
	Paid in Cash	Option
Name	(1)	Awards (2)	Total
Gregg A. Lapointe	$55,000	$30,002	$85,002
Diane L. Parks	$47,500	$30,002	$77,502
Robert J. Rubin	$57,500	$30,002	$87,502
Jerome B. Zeldis	$50,000	$30,002	$80,002
(1)	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees is paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly.
(2)	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 15,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of our stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 14, 2025, of (1) each of our directors, (2) each of the Named Executive Officers, and (3) our directors and officers as a group. As of March 14, 2025, we are not aware of any person beneficially owning more than 5% of our outstanding common stock. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares of
	Common
	Stock
	Beneficially	Percent
Name of Beneficial Owner	Owned **	of Class
Christopher J. Schaber (1)	22,502	*
Gregg A. Lapointe (2)	5,232	*
Diane L. Parks (3)	5,174	*
Robert J. Rubin (4)	5,220	*
Jerome B. Zeldis (5)	5,297	*
Jonathan Guarino (6)	16,314	*
Oreola Donini (7)	16,268	*
Richard Straube (8)	10,394	*
All directors and executive officers as a group (8 persons) (9)	86,401	2.67%
(1)	Includes 379 shares of common stock and options to purchase 22,123 shares of common stock exercisable within 60 days of March 14, 2025. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(2)	Includes 31 shares of common stock and options to purchase 5,201 shares of common stock exercisable within 60 days of March 14, 2025. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(3)	Includes 63 shares of common stock and options to purchase 5,111 shares of common stock exercisable within 60 days of March 14, 2025. The address of Ms. Parks is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(4)	Includes 19 shares of common stock and options to purchase 5,201 shares of common stock exercisable within 60 days of March 14, 2025. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(5)	Includes 96 shares of common stock and options to purchase 5,201 shares of common stock exercisable within 60 days of March 14, 2025. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(6)	Includes 46 shares of common stock and options to purchase 16,268 shares of common stock exercisable within 60 days of March 14, 2025. The address of Mr. Guarino is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(7)	Includes options to purchase 16,268 shares of common stock exercisable within 60 days of March 14, 2025. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(8)	Includes 34 shares of common stock and options to purchase 10,360 shares of common stock exercisable within 60 days of March 14, 2025. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(9)	Includes 668 shares of common stock and options to purchase 85,733 shares of common stock exercisable within 60 days of March 14, 2025.
*	Indicates less than 1%.
**

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 14, 2025 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 3,155,603 shares of common stock outstanding as of March 14, 2025.

Equity Compensation Plan Information

In December 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which was approved by stockholders on December 29, 2005. The maximum number of shares of our common stock available for issuance under the 2005 Equity Incentive Plan is 300,000 shares. In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, which was approved by stockholders on June 18, 2015. On September 22, 2022, the stockholders approved an amendment to the 2015 Plan to increase the maximum numbers of shares of common stock available for issuance under the plan from 2,000,000 to 6,000,000 shares. As of December 31, 2024, there are 5,770,122 shares currently available for future grants under the 2015 Plan.

The following table sets forth certain information, as of December 31, 2024, with respect to the following compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

●	all compensation plans previously approved by our security holders; and
●	all compensation plans not previously approved by our security holders.

Number of
Securities
Remaining
Available for
Future
	Number of		Issuance
	Securities to	Weighted-	Under Equity
	be Issued	Average	Compensation
	upon Exercise	Exercise	Plans
	of	Price of	(excluding
	Outstanding	Outstanding	securities
	Options,	Options,	reflected in
	Warrants and	Warrants and	the first
Plan Category	Rights	Rights	column)
Equity compensation plans approved by security holders (1)	229,919	$21.94	5,770,122
Equity compensation plans not approved by security holders	—	—	—
Total	229,919	$21.94	5,770,122
(1)	Includes our 2005 Equity Incentive Plan and our 2015 Equity Incentive Plan. Our 2005 Equity Incentive Plan expired in 2015 and thus no securities remain available for future issuance under that plan.

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

Other than the employment agreements and compensation paid to our directors, we did not engage in any other transactions with related parties since January 1, 2023. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation.”

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2024 and 2023 by Cherry Bekaert LLP.

	2024	2023
Audit fees	$214,463	$59,870
Total	$214,463	$59,870

Audit Fees

This category includes the fees for the examination of our consolidated financial statements, review of our Annual Report on Form 10-K, quarterly reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q and periodic review of documents to be filed with the SEC, including registration statements.

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

3.11

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Soligenix, Inc. (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on May 31, 2024).

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

10.24

Employment Agreement dated as of September 6, 2019 between the Company and Jonathan L. Guarino (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on September 11, 2019).**

10.25

Second Amendment to Employment Agreement dated as of January 2, 2020, between Soligenix, Inc. and Christopher J. Schaber, PhD (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 3, 2020).**

10.26

Amendment No. 1 to At Market Issuance Sales Agreement dated August 28, 2020 between Soligenix, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on August 28, 2020).

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

10.31	First Amendment to Loan and Security Agreement, dated April 19, 2023 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on April 19, 2023).

10.32	Form of Pre-Funded Warrant issued in April 2024 public offering (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on April 22, 2024).

10.33	Form of Common Warrant issued in April 2024 public offering (incorporated by reference to Exhibit 4.2 included in our current report on Form 8-K filed on April 22, 2024).

10.34	Securities Purchase Agreement dated April 17, 2024 (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on April 22, 2024).

10.35

Form of Warrant to Purchase Shares of Common Stock issued in connection with July 2024 warrant inducement agreement (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on July 9, 2024).

10.36	Form of Warrant Inducement Agreement, by and between the Company and each Holder (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on July 9, 2024).

10.37

At Market Issuance Sales Agreement dated August 16, 2024 between Soligenix, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on August 16, 2024).

10.38	Amendment to Loan and Security Agreement dated as of October 8, 2024 (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on October 11, 2024).

19.1	Insider Trading Policy. (incorporated by reference to Exhibit 19.1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

21.1	Subsidiaries of the Company. *

23.1	Consent of Cherry Bekaert LLP. *

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002). *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97	Incentive Compensation Recoupment Policy. (incorporated by reference to Exhibit 97 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.
	By:	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
Chief Executive Officer and President

Date: March 21, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

Chairman of the Board, Chief Executive Officer
/s/ Christopher J. Schaber	and	March 21, 2025
Christopher J. Schaber, PhD	President (principal executive officer)

/s/ Gregg A. Lapointe	Director	March 21, 2025
Gregg A. Lapointe, CPA

/s/ Diane L. Parks	Director	March 21, 2025
Diane L. Parks, MBA

/s/ Robert J. Rubin	Director	March 21, 2025
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 21, 2025
Jerome B. Zeldis, MD, PhD

/s/ Jonathan Guarino	Chief Financial Officer, Senior Vice President, and	March 21, 2025
Jonathan Guarino, CPA, CGMA	Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,819,514	$8,446,158
Unbilled revenue	—	171,254
Research and development incentives receivable, current	—	23,894
Deferred issuance cost	103,847	—
Prepaid expenses and other current assets	905,269	866,014
Total current assets	8,828,630	9,507,320
Security deposit	22,777	22,777
Office furniture and equipment, net	6,113	11,927
Right-of-use lease assets	108,963	229,834
Research and development incentives receivable, net of current portion	—	25,468
Total assets	$8,966,483	$9,797,326

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$667,896	$1,111,226
Accrued expenses	2,359,339	2,418,002
Accrued compensation	336,442	251,115
Lease liabilities, current	111,862	121,765
Convertible debt	1,372,873	2,250,000
Total current liabilities	4,848,412	6,152,108
Non-current liabilities:
Convertible debt	—	1,010,934
Lease liabilities, net of current portion	—	111,862
Total liabilities	4,848,412	7,274,904

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 2,514,499 and 648,761 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively⁽¹⁾	2,514	649
Additional paid-in capital (1)	238,040,520	228,203,706
Accumulated other comprehensive income	45,789	22,243
Accumulated deficit	(233,970,752)	(225,704,176)
Total shareholders’ equity	4,118,071	2,522,422
Total liabilities and shareholders’ equity	$8,966,483	$9,797,326

(1)	Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023
Revenues:
Grant revenue	$119,371	$839,359
Total revenues	119,371	839,359
Cost of revenues	(119,371)	(742,048)
Gross profit	—	97,311
Operating expenses:
Research and development	5,223,589	3,312,699
General and administrative	4,215,908	4,482,552
Total operating expenses	9,439,497	7,795,251
Loss from operations	(9,439,497)	(7,697,940)
Other income (expense):
Foreign currency transaction gain	1,591	1,483
Interest income (expense), net	213,975	(49,129)
Research and development incentives	(25,488)	23,784
CARES Act employee retention credit	312,753	120,771
Other income	43	43,223
Loss on extinguishment of debt	—	(393,791)
Change in fair value of convertible debt	260,933	43,066
Total other income (expense)	763,807	(210,593)
Net loss before income taxes	(8,675,690)	(7,908,533)
Income tax benefit	409,114	1,767,803
Net loss applicable to common stockholders	$(8,266,576)	$(6,140,730)
Basic and diluted net loss per share (1)	$(4.98)	$(12.66)
Basic and diluted weighted average common shares outstanding (1)	1,660,413	484,995

(1)	Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023
Net loss	$(8,266,576)	$(6,140,730)
Other comprehensive income (loss):
Foreign currency translation adjustments	23,546	(2,504)
Comprehensive loss	$(8,243,030)	$(6,143,234)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity and Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

						Accumulated
	Mezzanine Equity-				Additional	Other
	Series D Preferred Stock		Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2022	—	$43	181,898	$182	$217,067,691	$24,747	$(219,563,446)	$(2,470,826)
Issuance of common stock pursuant to At Market Issuance Sales Agreement	—	—	53,202	53	3,091,409	—	—	3,091,462
Issuance costs associated with At Market Issuance Sales Agreement	—	—	—	—	(113,217)	—	—	(113,217)
Redemption of Series D preferred stock	—	(43)	—	—	—	—	—	—
Issuance of common stock in May 2023 public offering	—	—	143,844	144	8,495,673	—	—	8,495,817
Issuance costs associated with May 2023 public offering	—	—	—	—	(834,061)	—	—	(834,061)
Issuance of common stock to vendors	—	—	3,125	3	72,997	—	—	73,000
Issuance of common stock for purchase option	—	—	1,978	2	49,998	—	—	50,000
Exercise of pre-funded warrants	—	—	264,714	265	3,034	—	—	3,299
Share-based compensation expense	—	—	—	—	370,182	—	—	370,182
Foreign currency translation adjustment	—	—	—	—	—	(2,504)	—	(2,504)
Net loss	—	—	—	—	—	—	(6,140,730)	(6,140,730)
Balance, December 31, 2023	—	$—	648,761	$649	$228,203,706	$22,243	$(225,704,176)	$2,522,422
Issuance of common stock pursuant to At Market Issuance Sales Agreement	—	—	229,078	229	1,071,330	—	—	1,071,559
Issuance costs associated with At Market Issuance Sales Agreement	—	—	—	—	(24,484)	—	—	(24,484)
Issuance of common stock and pre-funded warrants in April 2024 public offering	—	—	204,694	205	4,741,195	—	—	4,741,400
Issuance costs associated with April 2024 public offering	—	—	—	—	(625,065)	—	—	(625,065)
Issuance of common stock to vendors	—	—	5,000	5	15,795	—	—	15,800
Fractional shares issued in June 2024 reverse stock split	—	—	114,735	115	(115)			—
Issuance of common stock upon exercise of warrants	—	—	34,816	35	222,787	—	—	222,822
Issuance of common stock upon exercise of pre-funded warrants	—	—	537,500	537	8,063	—	—	8,600
Issuance of common stock from warrant inducement	—	—	703,125	703	4,218,047	—	—	4,218,750
Issuance costs associated with warrant inducement	—	—	—	—	(7,552,457)	—	—	(7,552,457)
Warrant modification - incremental fair value	—	—	—	—	7,177,683	—	—	7,177,683
Issuance of common stock from conversion of debt	—	—	36,790	36	254,220	—	—	254,256
Share-based compensation expense	—	—	—	—	329,815	—	—	329,815
Foreign currency translation adjustment	—	—	—	—	—	23,546	—	23,546
Net loss	—	—	—	—	—	—	(8,266,576)	(8,266,576)
Balance, December 31, 2024	—	$—	2,514,499	$2,514	$238,040,520	$45,789	$(233,970,752)	$4,118,071

Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023
Operating activities:
Net loss	$(8,266,576)	$(6,140,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,814	6,554
Non-cash lease expense	120,871	111,153
Share-based compensation	329,815	370,182
Issuance of common stock to vendors for services	15,800	73,000
Issuance of common stock for purchase option	—	50,000
Loss on extinguishment of debt	—	393,791
Change in fair value of convertible debt	(260,933)	(43,066)
Amortization of deferred issuance costs associated with convertible debt	—	12,518
Change in operating assets and liabilities:
Contracts and grants receivable	171,254	(56,124)
Prepaid expenses and other current assets	(39,255)	(591,805)
Research and development incentives receivable	48,643	90,016
Operating lease liability	(121,765)	(108,948)
Accounts payable and accrued expenses	(492,613)	(2,685,073)
Accrued compensation	85,327	(85,577)
Net cash flows from operating activities	(8,403,618)	(8,604,109)

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	1,071,559	3,091,462
Costs associated with an At Market Issuance Sales Agreement	(128,331)	(93,011)
Proceeds from issuance of common stock and pre-funded warrants	4,741,400	8,495,817
Stock issuance costs associated with public offerings	(625,065)	(834,061)
Proceeds from the exercise of warrants	4,450,172	3,299
Issuance costs associated with warrant inducement	(374,774)	—
Convertible debt repayments	(1,372,872)	(7,000,000)
Net cash flows from financing activities	7,762,089	3,663,506
Effect of exchange rate on cash and cash equivalents	14,885	27,146
Net decrease in cash and cash equivalents	(626,644)	(4,913,457)
Cash and cash equivalents at beginning of year	8,446,158	13,359,615
Cash and cash equivalents at end of year	$7,819,514	$8,446,158
Supplemental information:
Cash paid for state income taxes	$42,162	$20,730
Cash paid for interest	$227,735	$552,058
Cash paid for lease liabilities:
Operating lease	$136,917	$133,817
Non-cash investing and financing activities:
Pontifax conversion of portion of debt principal into common stock	$254,256	$—
Deferred issuance cost reclassified to additional paid-in capital	$250,698	$20,208
Redemption liability for Series D preferred stock	$—	$43
Warrant modification - incremental value	$7,177,683	$—

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the first Phase 3 FLASH (Fluorescent Light Activated Synthetic Hypericin) study and agreement from the European Medicines Agency (“EMA”) on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early stage disease, the Company began patient enrollment during December 2024 for the second Phase 3 study, called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). The Company anticipates top-line results in the second half of 2026. Upon successful completion of the Phase 3 FLASH2 study, regulatory approval will be sought to support potential commercialization worldwide.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, and the Company’s first-in-class Innate Defense Regulator (“IDR”) technology, and dusquetide (SGX942 and SGX945) for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer and aphthous ulcers in Behçet’s Disease.

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

Liquidity

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2024, the Company had an accumulated deficit of $233,970,752 and working capital of $3,980,218. For the year ended December 31, 2024, the Company incurred a net loss of $8,266,576 and used $8,403,618 of cash in operating activities. The Company expects to continue generating losses for the foreseeable future, and its liquidity needs will depend largely on budgeted operational expenditures related to the advancement of its product candidates.

Management believes that the Company has sufficient resources to support development activities, business operations, and meet its obligations through the fourth quarter of 2025. However, as of the date of this filing, the Company does not have sufficient cash and cash equivalents to fund operations for at least 12 months following the issuance of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company’s plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P/Alliance Global Partners (“AGP”).

While the AGP Sales Agreement is in place, none of the other funding alternatives are currently committed. There is no assurance that the Company will be successful in securing sufficient financing on acceptable terms, if at all. Failure to obtain adequate funding may require the Company to delay, reduce, or eliminate certain business activities and development programs, materially impacting its financial condition and results of operations.

Additionally, macroeconomic and geopolitical uncertainties may further restrict access to capital, exacerbating liquidity challenges. Furthermore, concerns regarding the Company’s ability to continue as a going concern could negatively impact relationships with business partners, vendors, and other stakeholders.

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

Management’s business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continuing discussions with the FDA on potential modifications to the development path to adequately address their feedback.

●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment in oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.

●	Expand development of dusquetide under the research name SGX945 into Behçet’s Disease by conducting a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.

●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.

●	Continue to apply for and secure additional government funding for the Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to approximately $554,000 in active government grant funding still available as of December 31, 2024 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program is available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company plans to use the proceeds from a completed public offering on April 22, 2024 of 204,694 shares of its common stock, pre-funded warrants to purchase 537,500 shares of its common stock and common warrants to purchase up to 742,194 shares of its common stock at a combined public offering price of $6.40 for further support of its programs, as well as for working capital. The pre-funded warrants have an exercise price of $0.02. The common warrants have an exercise price of $6.40 per share, are exercisable immediately and expire five years from the issuance date. The total gross proceeds to the Company from this offering were approximately $4.75 million before deducting commissions and other estimated offering expenses of approximately $0.45 million.
●	The Company plans to use the proceeds from a warrant inducement agreement (the “Inducement Agreement”) on July 9, 2024 with certain holders (the “Holders”) of the Company’s existing Warrant to Purchase Shares of Common Stock (“Existing Warrants”) to purchase shares of common stock of the Company for further support of its programs, as well as for working capital. In consideration of the Holders’ agreement to exercise their Existing Warrants, the Company (i) decreased the exercise price of the Existing Warrants from $6.40 per share to $6.00 per share and (ii) issued new warrants (“New Warrants”) to the Holders to purchase a number of shares of common stock equal to 150% of the number of shares of common stock issued upon exercise of the Holders’ Existing Warrants. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash their Existing Warrants to purchase up to 703,125 shares of the Company’s common stock at a reduced exercise price of $6.00 per share on July 9, 2024, the date of the Inducement Agreement, until 1:30 p.m., Eastern Time. The total gross proceeds to the Company was approximately $4.2 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses.
●	The Company has up to approximately $2.1 million remaining from the AGP Sales Agreement as of March 14, 2025 under the prospectus supplement dated August 16, 2024. From January 1, 2025 through March 14, 2025, the Company sold 628,758 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $4.23 per share for total gross proceeds of approximately $2.7 million.
●	The Company is currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that it can consummate such a transaction, or consummate a transaction at favorable pricing.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2024 and 2023.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures regarding the fair value of all financial instruments are required for financial statement purposes, regardless of whether they are recognized in the financial statements. Fair value disclosures are based on information available to the Company as of December 31, 2024 and 2023. Accordingly, the estimates presented in these financial statements may not necessarily reflect the amounts that could be realized upon the disposition of these financial instruments.

Fair Value valuation techniques include a three-level hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Change in Accounting Estimates

The Company accrues clinical trial expenses per contracts with clinical sites over the course of the clinical trial period. Accrued trial expenses are assessed for accuracy on an ongoing basis during the trial period and beyond. For the year ended December 31, 2024, the Company made adjustments to estimated accrued clinical trial expenses for completed trials of approximately $1.4 million. These adjustments resulted in decreases to research and development expenses in the accompanying consolidated statements of operations during the year ended December 31, 2024.

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

The fair value of options issued during the years ended December 31, 2024 and 2023 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of four years;
●	volatility of 108% - 130% for 2024 and 94% - 110% for 2023; and
●	risk-free interest rates ranging from 4.16% to 4.76% in 2024 and ranging from 3.48% to 4.35% in 2023.

The fair value of each option grant made during 2024 and 2023 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the service period. The expected term of options granted is derived using company history of options exercised. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The Company accounts for forfeitures as they are incurred.

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

Foreign Currency Transactions and Translation

In 2018, the Company changed the status of a wholly-owned subsidiary in the UK from inactive to active and incurred expenditures in multiple currencies including the U.S. dollar, the British Pound and the Euro to fund its clinical trial operations in the UK and select countries in Europe. In accordance with FASB ASC 830 Foreign Currency Matters, the UK subsidiary expresses its U.S. dollar and Euro denominated transactions in its functional currency, the British Pound, with related transaction gains or losses included in net loss. On a quarterly basis, the financial statements of the UK subsidiary are translated into U.S. dollars and consolidated into the Company’s financials, with related translation adjustments reported as a cumulative translation adjustment (“CTA”), which is a component of accumulated other comprehensive loss. In 2024 and 2023, the Company recognized foreign currency transaction gains of $1,591 and $1,483, respectively, in the accompanying consolidated statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence is considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, and the length of carryback and carryforward periods. Deferred tax assets and liabilities are measured utilizing tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company sold 2023, 2022 and 2021 New Jersey NOL carryforwards resulting in the recognition of income tax benefits, net of transaction costs of $409,114 and $1,767,803 during the years ended December 31, 2024 and 2023, respectively. The Company sold its 2023 New Jersey NOLs and has recorded a receivable of $409,114 which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet for the year ended December 31, 2024. The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2024 and 2023. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2024 or 2023.

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

The research and development incentive receivable represents an amount due in connection with the above-described tax relief program. The Company has recorded a research and development incentive receivable of approximately $0 and $49,000 as of December 31, 2024 and 2023, respectively in the consolidated balance sheets. As a result of certain rule changes to the SME research and development tax relief program, the Company is no longer participating in the program as of December 31, 2024. Accordingly, during 2024, the Company adjusted previously recorded research and development incentive receivables to zero resulting in a loss of $25,468 recognized in the accompanying 2024 consolidated statement of operations.

The following table shows the change in the UK research and development incentives receivable from December 31, 2023 to December 31, 2024:

	Current	Long-Term	Total
Balance at December 31, 2023	$23,894	$25,468	$49,362
UK research and development incentives, transfer	25,468	(25,468)	—
UK research and development incentives, adjustments	(25,468)	(20)	(25,488)
UK research and development incentives cash receipt	(23,848)	—	(23,848)
Foreign currency translation	(46)	20	(26)
Balance at December 31, 2024	$—	$—	$—

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Included within the Company’s weighted average common shares outstanding (basic and diluted) for the year ended December 31, 2024, are common shares issuable upon the exercise of the pre-funded warrants as these pre-funded warrants are exercisable at any time for nominal consideration.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	December 31,	December 31,
	2024	2023
Common stock purchase warrants	1,467,581	408,640
Stock options	229,919	56,609
Convertible debt	360,335	273,973
Total	2,057,835	739,222

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update enhances the segment reporting requirements by increasing transparency and providing investors with additional insights into how an entity’s Chief Operating Decision Maker (“CODM”) evaluates segment performance and allocates resources.

The standard requires public entities to disclose significant segment expenses that are regularly reviewed by the CODM and included in the reported measure of segment profit or loss. Additionally, entities must provide a reconciliation of total segment amounts to consolidated financial statements, as well as enhanced qualitative disclosures regarding the methodology used to identify reportable segments and assess performance. The update applies to all public entities, including those with a single reportable segment, and expands segment disclosures in interim financial statements.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 for the year ended December 31, 2024, and has updated its segment disclosures accordingly. The adoption of this standard did not impact the recognition or measurement of the Company’s financial statements but resulted in enhanced segment-related disclosures in the notes to the consolidated financial statements.

Note 3. Leases

The Company classifies a lease for its office space as an operating lease, and records a related right-of-use lease asset and lease liability accordingly. Pursuant to the lease which expires October 2025, the current rent is $11,625 per month.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Contractual cash payments for the remaining lease term as of December 31, 2024
2025	$116,250
Less implied interest	4,388
Total	$111,862
Discount rate applied	8.47%
Remaining lease term (months) as of December 31, 2024	10

Lease expense for the year ended December 31, 2023:
Lease expense	$136,022
Total	$136,022

Lease expense for the year ended December 31, 2024:
Lease expense	$136,022
Total	$136,022

Note 4.Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31,
	2024	2023
Clinical trial expenses	$1,135,542	$1,993,784
Other	1,223,797	424,218
Total	$2,359,339	$2,418,002

Note 5.Debt

In December 2020, the Company entered into a $20 million convertible debt financing agreement (the “Loan Agreement”) with Pontifax Medison Debt Financing (“Pontifax”), the healthcare-dedicated venture and debt fund of the Pontifax life science funds. Under the terms of the Loan Agreement, the Company had access to up to $20 million in convertible debt financing in three tranches, which will mature on June 15, 2025 and had an interest-only period for the first two years with a fixed interest rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. After the interest-only period, the outstanding principal was to be repaid in quarterly payments of $1 million each commencing in the first quarter of 2023. The agreement was secured by a lien covering substantially all of the Company’s assets, other than intellectual property.

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

In April 2023, the Company entered into an amendment to the Loan Agreement (the “2023 Amendment”). The 2023 Amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The 2023 Amendment also provided for interest only through June 30, 2024, reduced quarterly principal repayments to $750,000 and eliminated the minimum cash covenant. Further, the 2023 Amendment reduced the conversion price with respect to the remaining principal amount to (i) 90% of the closing price of the Company’s common stock on the day before the delivery of a conversion notice with respect to the first 36,790 shares of the Company’s common stock issuable upon conversion and to (ii) $27.20 with respect to all shares of the Company’s common stock issuable upon conversion thereafter. The remaining terms of the agreement remained unmodified.

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. The Company elected to account for the amended convertible debt using the fair value option. The fair value of the convertible debt on the date of the amendment was approximately $3,304,000, which resulted in the recognition of a loss on extinguishment of approximately $394,000 on the Company’s accompanying consolidated statements of operations for the year ended December 31, 2023. The fair value of the convertible debt as of December 31, 2023 was approximately $3,260,934, which resulted in the recognition of $43,066 of other income from the change in the fair value of the convertible debt on the Company’s accompanying consolidated statements of operations for the year ended December 31, 2023. For 2023 and through the 2024 Amendment (described below), the fair value of the convertible debt was estimated using the Monte Carlo valuation method.

In October 2024, the Company entered into an amendment (the “2024 Amendment”) to the Loan Agreement, as amended. The 2024 Amendment reduced the conversion price with respect to the remaining principal amount outstanding to (i) $3.81 for the first 501,648 shares of the Company’s common stock issuable upon conversion and (ii) $4.23 with respect to all shares of the Company’s common stock issuable upon conversion thereafter. The remaining terms of the agreement remained in effect with minimal, non-material modifications to those terms. The 2024 Amendment resulted in a substantial modification of the debt for accounting purposes, as defined, which is accounted for as an extinguishment. The difference between the fair value, or net carrying amount, of the debt before the 2024 Amendment and upon reacquisition was diminimus. Accordingly, no gain or loss was recognized related to the extinguishment related to the 2024 Amendment. Furthermore, as the 2024 Amendment resulted in a substantial modification, as defined, the Company elected not to account for the convertible debt using the fair value option in accordance with the applicable guidance. The Company determined the embedded conversion feature, after the 2024 Amendment, does not require bifurcation and is therefore the convertible debt, as amended, has been recorded as a single liability classified instrument in accordance with ASU 2020-06.  As a result of this election, the Company recognized a gain of $260,933 of other income from the change in the fair value of the convertible debt on the Company’s accompanying 2024 consolidated statement of operations.

In February 2025, the Company fully repaid all outstanding obligations and terminated the Loan Agreement. As a result, all related liens and security interests securing the Company’s obligations were released. The Company did not incur any prepayment penalties for the early repayment.

Interest expense incurred during the years ended December 31, 2024 and 2023 was $192,998 and $402,615, respectively. Interest expense paid during the years ended December 31, 2024 and 2023 was $227,735 and $552,058, respectively.

Annual principal and interest payments due, according to the agreement’s contractual terms, assuming no conversion is as follows as of December 31, 2024:

Year	Principal	Interest	Total
2025	1,372,873	43,646	1,416,519
Total	$1,372,873	$43,646	$1,416,519

Note 6. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2024 and 2023:

	2024	2023
State & Local	(409,114)	(1,767,803)
Income tax benefit	$(409,114)	$(1,767,803)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	2024	2023
Net operating loss carry forwards	$28,438,000	$27,522,000
Orphan drug and research and development credit carry forwards	9,617,000	8,921,000
Equity based compensation	227,000	246,000
Intangibles	1,401,000	1,409,000
Capitalized research and development	2,482,000	2,311,000
Lease liability	69,000	66,000
Other	(85,000)	(12,000)
Total	42,149,000	40,463,000
Valuation allowance	(42,087,000)	(40,398,000)
Net deferred tax assets	62,000	65,000
Right of use asset	(62,000)	(65,000)
Total gross deferred tax liabilities	(62,000)	(65,000)
Net deferred tax assets	$—	$—

The Company had gross NOLs at December 31, 2024 of approximately $124.6 million for federal tax purposes, approximately $21.9 million for state tax purposes and approximately $3.7 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $9.6 million of various tax credits which credit the Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During the years ended December 31, 2024 and 2023 in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold New Jersey NOL carry forwards, resulting in the recognition of $409,114 and $1,767,803, respectively, of income tax benefit, net of transaction costs. The Company sold its 2023 New Jersey NOLs and has recorded a receivable of $409,114 which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet for the year ended December 31, 2024. There can be no assurance as to the continuation or magnitude of this program in the future.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Federal tax at statutory rate	(21.0)%	(21.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(12.2)	(21.6)
Foreign tax rate difference	—	0.1
Orphan drug and research and development credits	(8.1)	(2.0)
Permanent differences	1.3	0.9
Foreign NOL adjustments	0.6	0.7
Expiration of tax attributes	15.2	14.2
Change in valuation allowance	19.5	6.3
Income tax benefit	(4.7)%	(22.4)%

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2024, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from 2005, the earliest year with a net operating loss carryover, because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2024 and 2023.

Note 7. Shareholders’ Equity

Preferred Stock

The Company has 350,000 shares of preferred stock authorized as of December 31, 2024.

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

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2024:

●	The Company issued Pontifax 9,139 shares of fully vested common stock pursuant to conversion of a portion of the convertible debt principal balance at a conversion price of $10.88 per share on January 3, 2024. The conversion price was based on 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice.
●	The Company issued Pontifax 27,651 shares of fully vested common stock pursuant to conversion of a portion of the convertible debt principal balance at a conversion price of $5.60 per share on April 15, 2024. The conversion price was based on 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notice.
●	The Company sold 204,694 shares of common stock and 537,500 pre-funded warrants pursuant to the April 2024 public offering for $6.40 per share on April 22, 2024.
●	The Company issued 97,375 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on April 22, 2024.
●	The Company issued 69,125 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 11, 2024.
●	The Company issued 117,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 14, 2024.
●	The Company issued 130,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 20, 2024.
●	The Company issued 124,000 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02 on June 25, 2024.
●	The Company issued 703,125 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.00 on July 10, 2024.
●	The Company issued 31,250 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.40 on July 10, 2024.
●	The Company issued 2,190 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.40 on July 11, 2024.

●	The Company issued 1,376 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.40 on July 23, 2024.
●	The Company sold 229,078 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $4.72 per share.

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

The issuance of the Company’s common stock pursuant to the AGP Sales Agreement described above was registered on a Registration Statement on Form S-3.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2023:

●	The Company issued a vendor 3,125 shares of fully vested common stock with a fair value based on a closing price of $23.36 per share on April 27, 2023, the date of issuance.
●	The Company sold 53,202 shares of common stock pursuant to an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”) at a weighted average price of $58.11 per share.
●	The Company issued 1,978 shares of fully vested common stock pursuant to an exclusive option agreement at $25.28 per share on May 2, 2023. The share price was calculated using the average closing price of the common stock for the ten days immediately preceding April 27, 2023, the effective date of the option agreement.
●	The Company sold 143,844 shares of common stock and 264,815 pre-funded warrants pursuant to the May 2023 public offering for $20.80 per share on May 9, 2023.
●	The Company issued 126,438 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.02 on May 9, 2023.
●	The Company issued 58,625 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.02 on May 10, 2023.
●	The Company issued 21,125 shares of common stock pursuant to the exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.02 on May 22, 2023.
●	The Company issued 25,001 shares of common stock pursuant to the cashless exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.02 on June 8, 2023.
●	The Company issued 33,525 shares of common stock pursuant to the cashless exercise of pre-funded warrants associated with the May 2023 public offering with an exercise price of $0.02 on September 6, 2023.

All issuances of the Company’s common stock for the years ended December 31, 2024 and 2023 described above, other than shares issued to vendors or issued pursuant to the exclusive option agreement, were registered on a Registration Statement on Form S-8 (SEC File No. 333-208515), a Registration Statement on Form S-1 (333-271049) and a Registration Statement on Form S-3 (SEC File No. 333-239928). The certificates evidencing unregistered shares reflect a Securities Act of 1933, as amended, restrictive legend.

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

At Market Issuance Sales Agreement with B. Riley

On August 11, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley (“B. Riley Sales Agreement”) to sell shares of the Company’s common stock from time to time, through an “at-the-market” equity offering program under which B. Riley acts as sales agent. Under the B. Riley Sales Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The B. Riley Sales Agreement provided that B. Riley was entitled to compensation for its services in an amount equal to 3% of the gross proceeds from the sale of shares sold under the B. Riley Sale Agreement. The B. Riley Sales Agreement has expired.

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

The AGP Sales Agreement provides for the offer and sale of shares of common stock having an aggregate offering price of up to $5.8 million. As of March 14, 2025, there was approximately $2.1 million available for future sale of common stock pursuant to the AGP ATM.

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

Note 8. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”) was replaced by the 2015 Plan, which was approved in June 2015. No securities are available for future issuance under the 2005 Plan. As of December 31, 2024, there are 5,770,122 shares currently available for grants under the 2015 Plan. The plan is divided into four separate equity programs:

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
4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

Shares available for grant under the 2015 Plan were as follows:

Shares available for grant at January 1, 2024	5,943,590
Options granted	(173,740)
Options forfeited	272
Options exercised	—
Shares available for grant at December 31, 2024	5,770,122

Activity under the 2005 Plan and the 2015 Plan for the years ended December 31, 2024 and 2023:

		Weighted
		Average
		Exercise
	Options	Price
Balance outstanding at December 31, 2022	11,946	$435.32
Granted	45,715	10.45
Forfeited	(1,052)	533.80
Cancelled	—	—
Exercised	—	—
Balance outstanding at December 31, 2023	56,609	$90.58
Granted	173,740	3.35
Forfeited	(430)	1,549.28
Cancelled	—	—
Exercised	—	—
Balance outstanding at December 31, 2024	229,919	$21.94

As of December 31, 2024, there were 72,985 options exercisable with a weighted average exercise price of $59.19 and a weighted average remaining contractual term of 8.92 years. As of December 31, 2024, there were 229,919 options outstanding with a weighted average remaining term of 9.54 years. Options outstanding as of December 31, 2024 had no intrinsic value.

The Company awarded 173,740 and 45,715 stock options during the years ended December 31, 2024 and 2023, respectively, which had a weighted average grant date fair value per share of $2.90 and $8.05, respectively. The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2024 was:

	Weighted
	Average
	Remaining
	Contractual	Outstanding	Exercisable
Price Range	Life in Years	Options	Options
$3.31 - $10.78	9.74	218,268	61,868
$129.60 - $640.80	5.83	11,382	10,848
$1,776.00- $3,624.00	1.05	269	269
Total	9.54	229,919	72,985

The Company’s share-based compensation expense for the years ended December 31, 2024 and 2023 was recognized as follows:

Share-based compensation	2024	2023
Research and development	$131,917	$150,466
General and administrative	197,898	219,716
Total	$329,815	$370,182

At December 31, 2024, the total compensation cost for stock options not yet recognized was approximately $596,000 and will be expensed over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2024 and 2023 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance at December 31, 2022	42	$468.00
Granted	673,455	14.56
Exercised	(264,815)	0.002
Expired	(42)	468.00
Balance at December 31, 2023	408,640	$24.00
Granted (1)	2,334,382	2.73
Exercised	(1,275,441)	3.71
Expired	—	—
Balance at December 31, 2024	1,467,581	$11.01

(1)	Excludes pre-funded warrants issued in connection with public offerings.

The remaining life, by grant date, for outstanding warrants at December 31, 2024 was:

		Remaining
	Exercise	Contractual	Outstanding	Exercisable
Grant Date	Price	Life in Years	Warrants	Warrants
May 09, 2023	$24.00	3.36	408,640	408,640
April 22, 2024	6.40	4.31	4,253	4,253
July 10, 2024	6.00	4.53	1,054,688	1,054,688
Total			1,467,581	1,467,581

Note 9. Concentrations

At December 31, 2024 and 2023, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the SIPC and FDIC and at times maintains cash balances in excess of the SIPC and FDIC coverages.

Note 10. Commitments and Contingencies

The Company has commitments of approximately $230,000 as of December 31, 2024 over the next five years for several licensing agreements with partners and universities. Additionally, the Company has collaboration and license agreements, which upon clinical or commercialization success, may require the payment of milestones of up to approximately $13.2 million, royalties on net sales of covered products ranging from 2% to 3%, sub-license income royalties on covered products up to 15% and sub-license global net sales royalties on covered products ranging from 1.5% to 2.5%, if and when achieved. However, there can be no assurance that clinical or commercialization success will occur.

The Company currently leases approximately 6,200 square feet of office space. This office space currently serves as the Company’s corporate headquarters, and both of the Company’s business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to the lease which expires October 2025, the current rent is $11,625 per month.

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

	Research and
Year	Development	Leases	Total
2025	$46,000	$116,250	$162,250
2026	46,000	—	46,000
2027	46,000	—	46,000
2028	46,000	—	46,000
2029	46,000	—	46,000
Total	$230,000	$116,250	$346,250

Note 11. Operating Segments

Soligenix, Inc. operates in two reportable segments:

●	Specialized BioTherapeutics – Focuses on developing and commercializing products for orphan diseases and areas of unmet medical need in oncology and inflammation.
●	Public Health Solutions – Concentrates on vaccines and therapeutics for biodefense and infectious diseases.

The Company’s Chief Operating Decision Maker, identified as the Chief Executive Officer, evaluates segment performance and allocates resources primarily based on the ability of the Specialized BioTherapeutics segment to advance its product development pipeline through a combination of government grants and contracts as well as shareholder investment. This segment represents the Company’s primary focus and strategic priority.

In contrast, the Public Health Solutions segment is fully funded by government sources, with no investor capital used. The ability of this segment to secure government grants and contracts is a key determinant of its sustainability and its contribution to the Company’s overall financial position. Funding from Public Health Solutions enables the Company to cover employee salaries, allocate funds to certain overhead costs such as rent and utilities, and supplement working capital.

Secondary to this, the CODM considers Adjusted Loss from Operations, which excludes non-cash share-based compensation and depreciation/amortization from operating expenses (R&D and G&A), and Net Loss Before Income Taxes, which incorporates these costs along with other income and expenses.

Segment Revenues and Profit (Loss)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the year ended December 31, 2024:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$119,371	$-	$119,371	$-	$-	$-	$119,371
Cost of revenues	(119,371)	-	(119,371)	-	-	-	(119,371)
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	4,233,771	249,852	4,483,623	135,987	603,979	-	5,223,589
General and administrative	-	-	-		4,016,266	199,642	4,215,908
Adjusted loss from operations	(4,233,771)	(249,852)	(4,483,623)	(135,987)	(4,620,245)	(199,642)	(9,439,497)
Share-based compensation	127,774	4,143	131,917	(131,917)	197,898	(197,898)	-
Depreciation and amortization	3,489	581	4,070	(4,070)	1,744	(1,744)	-
Loss from operations	(4,365,034)	(254,576)	(4,619,610)	-	(4,819,887)	-	(9,439,497)
Other (expenses) income, net	(22,342)	-	(22,342)	-	786,149	-	763,807
Net loss before income taxes	$(4,387,376)	$(254,576)	$(4,641,952)	$-	$(4,033,738)	$-	$(8,675,690)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the year ended December 31, 2023:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$395,124	$444,235	$839,359	$-	$-	$-	$839,359
Cost of revenues	(395,124)	(346,924)	(742,048)	-	-	-	(742,048)
Gross profit	-	97,311	97,311	-	-	-	97,311
Significant expenses:
Research and development	2,524,356	128,405	2,652,761	155,052	504,886	-	3,312,699
General and administrative	138,332	-	138,332		4,122,536	221,684	4,482,552
Adjusted loss from operations	(2,662,688)	(31,094)	(2,693,782)	(155,052)	(4,627,422)	(221,684)	(7,697,940)
Share-based compensation	145,683	4,782	150,465	(150,465)	219,717	(219,717)	-
Depreciation and amortization	3,932	655	4,587	(4,587)	1,967	(1,967)	-
Loss from operations	(2,812,303)	(36,531)	(2,848,834)	-	(4,849,106)	-	(7,697,940)
Other (expenses) income, net	25,267	-	25,267	-	(235,860)	-	(210,593)
Net loss before income taxes	$(2,787,036)	$(36,531)	$(2,823,567)	$-	$(5,084,966)	$-	$(7,908,533)

Reconciliation to Consolidated Loss Before Income Taxes

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes:

Year ended December 31,	2024	2023
Loss from operations - reportable segments	$(4,619,610)	$(2,848,834)
Loss from operations - corporate	(4,819,887)	(4,849,106)
Interest income (expense), net	213,975	(49,129)
Other income (expense), net	549,832	(161,464)
Net loss before income taxes	$(8,675,690)	$(7,908,533)

Segment Assets

The Company’s total assets by segment as of December 31, 2024, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$48,604	$2,038	$50,642	$8,915,841	$8,966,483

The Company’s total assets by segment as of December 31, 2023, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$272,099	$3,976	$276,075	$9,521,251	$9,797,326

Significant Expense Categories Considered by CODM

The CODM regularly reviews the following significant expense categories when assessing segment performance and resource allocation:

●	Government Grant and Contract Funding – Both the Specialized BioTherapeutics and Public Health Solutions segments apply for and receive government grants and contracts. However, Public Health Solutions is exclusively funded by government sources, whereas Specialized BioTherapeutics utilizes a mix of government funding and shareholder investment.
●	Research & Development – Includes expenses for clinical trials, regulatory compliance, and R&D-related payroll.
●	General & Administrative – Comprises salaries, professional fees, and facility costs.
●	Share-Based Compensation – Represents non-cash stock option and restricted stock unit expenses.
●	Depreciation & Amortization – Costs related to the use of tangible and intangible assets.
●	Other Income/Expenses – Includes interest income and one-time gains/losses.

Chief Operating Decision Maker and Use of Multiple Measures of Segment Profit/Loss

The Company's CODM primarily evaluates segment performance based on two key financial measures:

●	Advancement of Specialized BioTherapeutics Through a Combination of Funding Sources – Assesses the effectiveness of shareholder investment and government grants in progressing product development.
●	Ability to Secure Government Grants and Contracts (Public Health Solutions Only) – Determines segment sustainability and funding for shared resources.
●	Adjusted Loss from Operations – Excludes non-cash share-based compensation and depreciation/amortization expenses for a clearer picture of operating performance.
●	Net Loss Before Income Taxes – Incorporates all expenses, including non-cash charges and other income/expenses, for a comprehensive profitability analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Soligenix, Inc.

Princeton, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As discussed in Note 5 to the consolidated financial statements, in October 2024, the Company amended its existing convertible debt agreement with Pontifax (the “Pontifax Note”), resulting in the accounting for the amendment as a debt extinguishment. This process involved significant management judgment in determining the appropriate accounting treatment and required a complex analysis of the terms of the amended agreement compared to the original agreement. The Company recorded no gain or loss on extinguishment of debt.  As a result of the amendment, the Company has elected to no longer account for the Pontifax note using the fair value option.

We identified the accounting for the amended convertible debt as a critical audit matter due to the significant judgments required by management in assessing whether the terms of the amended agreement were substantially different from the original agreement, which impacted the accounting treatment. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the accounting treatment.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the process and controls related to the accounting for complex transactions.

●	We obtained the Amendment 2 to the Pontifax note and obtained an understanding and evaluated the Company’s process and methodology including the judgments and estimates regarding the determination of no gain or loss on extinguishment and the election taken.

●	We obtained an understanding and evaluated the Company’s analysis of the applicable accounting literature related to the treatment of the amendment to the Pontifax note, including the election to not account for the Pontifax note, as amended, under the fair value option.

●	We evaluated the disclosures surrounding the accounting treatment for the amendment to the Pontifax note and ensured that these were disclosed in accordance with the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 21, 2025