Form 10-Q
period 2025-03-31
SOLIGENIX, INC.
filed 2025-05-09
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 2, 2025, 3,264,346 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,297,171	$7,819,514
Deferred issuance cost	43,836	103,847
Prepaid expenses and other current assets	299,735	905,269
Total current assets	7,640,742	8,828,630
Security deposit	22,777	22,777
Office furniture and equipment, net	5,505	6,113
Right-of-use lease assets	77,096	108,963
Total assets	$7,746,120	$8,966,483

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$599,688	$667,896
Accrued expenses	3,404,332	2,359,339
Accrued compensation	50,537	336,442
Lease liabilities, current	79,125	111,862
Convertible debt	—	1,372,873
Total liabilities	4,133,682	4,848,412

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 3,183,992 and 2,514,499 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively⁽¹⁾	3,183	2,514
Additional paid-in capital (1)	240,770,981	238,040,520
Accumulated other comprehensive income	45,789	45,789
Accumulated deficit	(237,207,515)	(233,970,752)
Total shareholders’ equity	3,612,438	4,118,071
Total liabilities and shareholders’ equity	$7,746,120	$8,966,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Grant revenue	$—	$117,029
Total revenues	—	117,029
Cost of revenues	—	(117,029)
Gross profit	—	—
Operating expenses:
Research and development	2,227,175	1,095,040
General and administrative	1,084,828	1,022,051
Total operating expenses	3,312,003	2,117,091
Loss from operations	(3,312,003)	(2,117,091)
Other income (expense):
Foreign currency transaction (loss) gain	(788)	1,209
Interest income, net	76,028	28,842
Research and development incentives	—	6,331
Change in fair value of convertible debt	—	165,382
Total other income	75,240	201,764
Net loss applicable to common stockholders	$(3,236,763)	$(1,915,327)
Basic and diluted net loss per share (1)	$(1.06)	$(2.91)
Basic and diluted weighted average common shares outstanding (1)	3,049,625	657,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(3,236,763)	$(1,915,327)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1,900
Comprehensive loss	$(3,236,763)	$(1,913,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2024	2,514,499	$2,514	$238,040,520	$45,789	$(233,970,752)	$4,118,071
Issuance of common stock pursuant to At Market Issuance Sales Agreement	657,147	657	2,696,885	—	—	2,697,542
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(60,011)	—	—	(60,011)
Issuance of common stock to vendors	12,346	12	29,988			30,000
Share-based compensation expense	—	—	63,599	—	—	63,599
Net loss	—	—	—	—	(3,236,763)	(3,236,763)
Balance, March 31, 2025	3,183,992	$3,183	$240,770,981	$45,789	$(237,207,515)	$3,612,438

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	648,761	$649	$228,203,706	$22,243	$(225,704,176)	$2,522,422
Issuance of common stock associated with conversion of debt	9,139	9	99,407	—	—	99,416
Share-based compensation expense	—	—	59,961	—	—	59,961
Foreign currency translation adjustment	—	—	—	1,900	—	1,900
Net loss	—	—	—	—	(1,915,327)	(1,915,327)
Balance, March 31, 2024	657,900	$658	$228,363,074	$24,143	$(227,619,503)	$768,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Operating activities:
Net loss	$(3,236,763)	$(1,915,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	608	1,588
Non-cash lease expense	31,867	29,265
Share-based compensation	63,599	59,961
Issuance of common stock to vendors for services	30,000	—
Change in fair value of convertible debt	—	(165,382)
Change in operating assets and liabilities:
Contracts and grants receivable	—	54,225
Prepaid expenses and other current assets	605,534	414,138
Research and development incentives receivable	—	17,379
Operating lease liability	(32,737)	(29,359)
Accounts payable and accrued expenses	976,785	391,929
Accrued compensation	(285,905)	(200,899)
Net cash flows from operating activities	(1,847,012)	(1,342,482)

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	2,697,542	—
Issuance costs associated with public offerings	—	(8,992)
Convertible debt repayments	(1,372,873)	—
Net cash flows from financing activities	1,324,669	(8,992)
Effect of exchange rate on cash and cash equivalents	—	(3,136)
Net decrease in cash and cash equivalents	(522,343)	(1,354,610)
Cash and cash equivalents at beginning of year	7,819,514	8,446,158
Cash and cash equivalents at end of year	$7,297,171	$7,091,548
Supplemental information:
Cash paid for state income taxes	$56,169	$17,965
Cash paid for interest	$35,044	$64,047
Cash paid for lease liabilities:
Operating lease	$34,875	$34,100
Non-cash investing and financing activities:
Pontifax conversion of portion of debt principal into common stock	$—	$99,416
Deferred issuance cost reclassified to additional paid-in capital	$60,011	$—
Offering costs included in accounts payable	$—	$123,689

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

The Company’s Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the first Phase 3 FLASH (Fluorescent Light Activated Synthetic Hypericin) study and agreement from the European Medicines Agency (“EMA”) on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease, the Company began patient enrollment during December 2024 for the second Phase 3 study, called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). The Company anticipates top-line results in the second half of 2026. Upon successful completion of the Phase 3 FLASH2 study, regulatory approval will be sought to support potential commercialization worldwide.

Development programs in this business segment also include expansion of synthetic hypericin into psoriasis (SGX302), and the Company’s first-in-class Innate Defense Regulator technology, dusquetide, for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer (SGX942) and aphthous ulcers in Behçet’s Disease (“BD”) (SGX945).

The Company’s Public Health Solutions business segment includes development programs for (i) RiVax®, a ricin toxin vaccine candidate, (ii) SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease, and (iii) various vaccine programs, including a program targeting filoviruses (such as Marburg and Ebola) and CiVax™, a vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs incorporates the use of the Company’s proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority, and the Defense Threat Reduction Agency.

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

Results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the full year.

Liquidity

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of March 31, 2025, the Company had an accumulated deficit of $237,207,515 and working capital of $3,507,060. For the three months ended March 31, 2025, the Company incurred a net loss of $3,236,763 and used $1,847,012 of cash in operating activities. The Company expects to continue generating losses in the foreseeable future, and its liquidity needs will depend largely on budgeted operational expenditures related to the advancement of its product candidates.

Management believes that the Company has sufficient resources to support development activities, business operations, and meet its obligations through the fourth quarter of 2025. However, as of the date of filing this Quarterly Report on Form 10-Q, the Company does not have sufficient cash and cash equivalents to fund operations for at least 12 months following the issuance of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company’s plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations.
●	additional proceeds from government contract and grant programs.

●	additional proceeds from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P/Alliance Global Partners (“AGP”).

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

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company has up to approximately $554,000 in active government grant funding still available as of March 31, 2025 to support its associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program remains available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company has up to approximately $1.8 million remaining from the AGP Sales Agreement as of May 2, 2025 under the prospectus supplement dated August 16, 2024. From April 1, 2025 through May 2, 2025, the Company sold 80,354 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $2.41 per share for total gross proceeds of approximately $194,000.
●	The Company is currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Management’s business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continuing discussions with the FDA on potential modifications to the development path to adequately address their feedback.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment in oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for the Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include Soligenix, Inc., and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated as a result of consolidation.

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. The Company divides its operations into two operating segments: Specialized BioTherapeutics and Public Health Solutions.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2025 and 2024.

Fair Value of Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2025. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

There were no options issued during the three months ended March 31, 2025 and 2024.

Foreign Currency Transactions and Translation

The Company’s UK Subsidiary’s functional currency, the British Pound, is translated into the U.S. Dollar for reporting purposes during consolidation, with related translation adjustments reported as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.  The Company recognizes foreign currency related transaction gains or losses as a component of net loss when incurred. Such transaction related foreign currency gains or losses were de minimus for the three months ended March 31, 2025 and 2024, respectively.

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	As of March 31,
	2025	2024
Common stock purchase warrants	1,467,581	408,640
Stock options	229,919	56,568
Convertible debt	—	335,716
Total	1,697,500	800,924

Use of Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions such as the fair value of warrants and stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2025	2024
Clinical trial expenses	$1,388,546	$1,135,542
Other	2,015,786	1,223,797
Total	$3,404,332	$2,359,339

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. The Company elected to account for the amended convertible debt using the fair value option. As a result, the Company recognized $0 and $165,382 of other income from the change in the fair value of the convertible debt in its accompanying condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024, respectively. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

In October 2024, the Company entered into an amendment (the “2024 Amendment”) to the Loan Agreement, as amended. The 2024 Amendment reduced the conversion price with respect to the remaining principal amount outstanding to (i) $3.81 for the first 501,648 shares of the Company’s common stock issuable upon conversion and (ii) $4.23 with respect to all shares of the Company’s common stock issuable upon conversion thereafter. The remaining terms of the agreement continued in effect with minimal, non-material modifications to those terms.

In February 2025, the Company fully repaid all outstanding obligations and terminated the Loan Agreement. As a result, all related liens and security interests securing the Company’s obligations were released. The Company did not incur any prepayment penalties for the early repayment.

Note 5. Shareholders’ Equity

Common Stock

Common stock transactions for the three months ended March 31, 2025 are as follows:

●	The Company issued a vendor 12,346 shares of common stock with a fair value of $2.43 per share.
●	The Company sold 657,147 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $4.15 per share.

The issuance of the Company’s common stock to the vendor described above was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipient is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access to information about the Company. The vendor represented to the Company that the vendor is not a “consultant” for purposes of Nasdaq Listing Rule 5635(c). The issuance of the Company’s common stock pursuant to the AGP Sales Agreement described above was registered on a Registration Statement on Form S-3.

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

The AGP Sales Agreement provides for the offer and sale of shares of common stock having an aggregate offering price of up to $5.8 million. As of May 2, 2025, there was approximately $1.8 million available for future sale of common stock pursuant to the AGP ATM.

Note 6. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $230,000 as of March 31, 2025 over the next five years for several licensing agreements with partners and universities. Additionally, the Company is party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

The Company currently leases office space pursuant to a lease which expires in October 2025. The current rent is $11,625 per month. The Company is currently in the process of negotiating the lease renewal.

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

In March 2020, the Company filed a prospectus supplement covering the offer and sale of up to 8,151 shares of its common stock which were issued to Hy Biopharma as payment for achieving a milestone: the Company determining the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of common stock issued to Hy Biopharma was calculated using an effective price of $614.40 per share, based upon a formula set forth in the purchase agreement.

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2025, no other milestone or royalty payments have been paid or accrued.

In May 2025, the Company entered into an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock, from 2,084 to 200,000, issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by its Board of Directors whereby, directly or indirectly, a majority of its capital stock or a majority of its assets are transferred from the Company and/or its stockholders to a third party.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and
Year	Development	Leases	Total
2025	$46,000	$81,375	$127,375
2026	46,000	—	46,000
2027	46,000	—	46,000
2028	46,000	—	46,000
2029	46,000	—	46,000
Total	$230,000	$81,375	$311,375

Note 7. Operating Segments

The Company operates in two reportable segments:

●	Specialized BioTherapeutics – Focuses on developing and commercializing products for orphan diseases and areas of unmet medical need in oncology and inflammation.
●	Public Health Solutions – Concentrates on vaccines and therapeutics for biodefense and infectious diseases.

The Company’s CODM evaluates segment performance and allocates resources primarily based on the ability of the Specialized BioTherapeutics segment to advance its product development pipeline through a combination of government grants and contracts as well as shareholder investment. This segment represents the Company’s primary focus and strategic priority.

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

Segment Revenues and Profit (Loss)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended March 31, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	2,036,097	58,335	2,094,432	27,753	104,990	-	2,227,175
General and administrative	-	-	-	-	1,048,374	36,454	1,084,828
Adjusted loss from operations	(2,036,097)	(58,335)	(2,094,432)	(27,753)	(1,153,364)	(36,454)	(3,312,003)
Share-based compensation	26,488	840	27,328	(27,328)	36,271	(36,271)	-
Depreciation and amortization	364	61	425	(425)	183	(183)	-
Loss from operations	(2,062,949)	(59,236)	(2,122,185)	-	(1,189,818)	-	(3,312,003)
Other (expenses) income, net	-	-	-	-	75,240	-	75,240
Net loss before income taxes	$(2,062,949)	$(59,236)	$(2,122,185)	$-	$(1,114,578)	$-	$(3,236,763)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended March 31, 2024:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$117,029	$-	$117,029	$-	$-	$-	$117,029
Cost of revenues	(117,029)	-	(117,029)	-	-	-	(117,029)
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	838,979	45,250	884,229	22,372	188,439	-	1,095,040
General and administrative	-	-	-		982,874	39,177	1,022,051
Adjusted loss from operations	(838,979)	(45,250)	(884,229)	(22,372)	(1,171,313)	(39,177)	(2,117,091)
Share-based compensation	20,672	588	21,260	(21,260)	38,701	(38,701)	-
Depreciation and amortization	953	159	1,112	(1,112)	476	(476)	-
Loss from operations	(860,604)	(45,997)	(906,601)	-	(1,210,490)	-	(2,117,091)
Other (expenses) income, net	7,540	-	7,540	-	194,224	-	201,764
Net loss before income taxes	$(853,064)	$(45,997)	$(899,061)	$-	$(1,016,266)	$-	$(1,915,327)

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the three months ended March 31:

	2025	2024
Loss from operations - reportable segments	$(2,122,185)	$(906,601)
Loss from operations - corporate	(1,189,818)	(1,210,490)
Interest income (expense), net	76,028	28,842
Other income (expense), net	(788)	172,922
Net loss before income taxes	$(3,236,763)	$(1,915,327)

Segment Assets

The Company’s total assets by segment as of March 31, 2025, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$110,793	$1,835	$112,628	$7,633,492	$7,746,120

The Company’s total assets by segment as of March 31, 2024, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$301,709	$120,475	$422,184	$7,636,201	$8,058,385

Significant Expense Categories Considered by CODM

The CODM regularly reviews the following significant expense categories when assessing segment performance and resource allocation:

●	Government Grant and Contract Funding – Both the Specialized BioTherapeutics and Public Health Solutions segments apply for and receive government grants and contracts. However, Public Health Solutions is exclusively funded by government sources, whereas Specialized BioTherapeutics utilizes a mix of government funding and shareholder investment.
●	Research & Development – Includes expenses for clinical trials, regulatory compliance, and R&D-related payroll.
●	General & Administrative – Comprises salaries, professional fees, and facility costs.
●	Share-Based Compensation – Represents non-cash stock option and restricted stock unit expenses.
●	Depreciation & Amortization – Costs related to the use of tangible and intangible assets.
●	Other Income/Expenses – Includes interest income and one-time gains/losses.

Chief Operating Decision Maker and Use of Multiple Measures of Segment Profit/Loss

The Company's CODM primarily evaluates segment performance based on two key financial measures:

●	Advancement of Specialized BioTherapeutics Through a Combination of Funding Sources – Assesses the effectiveness of shareholder investment and government grants in progressing product development.
●	Ability to Secure Government Grants and Contracts (Public Health Solutions Only) – Determines segment sustainability and funding for shared resources.
●	Adjusted Loss from Operations – Excludes non-cash share-based compensation and depreciation/amortization expenses for a clearer picture of operating performance.
●	Net Loss Before Income Taxes – Incorporates all expenses, including non-cash charges and other income/expenses, for a comprehensive profitability analysis.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited condensed consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2024. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	our ability to secure government grants or contracts to support our vaccine development;
●	our ability to maintain our listing on The Nasdaq Capital Market and meet its listing requirements;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;
●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;

●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;
●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. Coronavirus Disease 2019 (“COVID-19”)); and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Specialized BioTherapeutics

Our Specialized BioTherapeutics business segment is developing and moving toward potential commercialization of HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a novel photodynamic therapy, utilizing topical synthetic hypericin activated with safe visible light for the treatment of cutaneous T-cell lymphoma (“CTCL”). With successful completion of the first Phase 3 FLASH (Fluorescent Light Activated Synthetic Hypericin) study and agreement from the European Medicines Agency (“EMA”) on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease, we began patient enrollment during December 2024 for the second Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). We anticipate top-line results in the second half of 2026. Upon successful completion of the Phase 3 FLASH2 study, regulatory approval will be sought to support potential commercialization worldwide.

Development programs in this business segment also include expansion of synthetic hypericin (SGX302) into psoriasis, and our first-in-class Innate Defense Regulator (“IDR”) technology, dusquetide, for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer (SGX942) and aphthous ulcers in Behçet’s Disease (“BD”) (SGX945).

Public Health Solutions

Our Public Health Solutions business segment includes development programs for RiVax®, our ricin toxin vaccine candidate and SGX943, our therapeutic candidate for antibiotic resistant and emerging infectious disease and our vaccine programs targeting filoviruses (such as Marburg and Ebola) and CiVax™, our vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National

Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority, and the Defense Threat Reduction Agency.

Business Strategy Overview

An outline of our business strategy follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continuing discussions with the U.S. Food and Drug Administration (“FDA”) on potential modifications to the development path to adequately address their feedback.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX945	Aphthous Ulcers in BD	Phase 2a protocol and Investigational New Drug (“IND”) clearance received from the FDA; Phase 2a study initiated in 4Q 2024

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, and Marburg viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

†	Contingent upon continued government contract/grant funding or other funding source.

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

Synthetic hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing UV light) is a major advance in photodynamic therapy. In a small published Phase 1/2 proof of concept pilot clinical study using synthetic hypericin twice weekly for six weeks, statistically significant efficacy was demonstrated in patients with CTCL (58.3% response, p=0.04) and psoriasis (80% response, p<0.02). Subsequently, a published Phase 3 study in CTCL has further confirmed the biological efficacy of synthetic hypericin (termed HyBryte™ in the context of CTCL). A confirmatory, placebo-controlled study based upon an EMA-accepted protocol is enrolling with top-line results expected in the 2nd half of 2026.

HyBryte™ – for Treating Cutaneous T-Cell Lymphoma

HyBryte™ is a novel, first-in-class, Photodynamic Therapy (“PDT”), that utilizes safe visible light for activation. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible fluorescent light 16 to 24 hours later.

Based on the positive and previously published Phase 1/2 results, we initiated our Phase 3 clinical study of HyBryte™ for the treatment of CTCL during December 2015 and completed the trial in 2020. This trial, referred to as the “FLASH” (Fluorescent Light Activated Synthetic Hypericin) study, aimed to evaluate the response to HyBryte™ as a skin directed therapy to treat early-stage CTCL. We completed the study with approximately 35 CTCL centers across the U.S. participating in this trial. The Phase 3 protocol was a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consisted of three treatment cycles, each of eight weeks duration. Treatments were administered twice weekly for the first six weeks and treatment response was determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects received HyBryte™ and 33% received placebo treatment of their index lesions. In the second cycle, all subjects received HyBryte™ treatment of their index lesions, and in the third cycle, all subjects received HyBryte™ treatment of all of their lesions. The majority of subjects enrolled elected to continue into the third optional, open-label cycle of the study. Subjects were followed for an additional six months after their last evaluation visit. The primary efficacy endpoint was assessed on the percentage of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Secondary endpoints for the trial included the duration of responses, the extent of the regression of the tumors, and the safety of the treatment. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders.

Over the course of 2020, the Phase 3 FLASH study data was announced. The study enrolled 169 patients (166 evaluable) randomized 2:1 to receive either HyBryte™ (116 patients) or placebo (50 patients) and demonstrated a statistically significant treatment response (p=0.04) in the CAILS primary endpoint assessment at 8 weeks for Cycle 1. A total of 16% of the patients receiving HyBryte™ achieved at least a 50% reduction in their index lesions compared to only 4% of patients in the placebo group at 8 weeks. HyBryte™ treatment in the first cycle was safe and well tolerated.

Analysis of the second open-label treatment cycle (Cycle 2) showed that continued treatment with HyBryte™ twice weekly for an additional 6 weeks (12 weeks total) increased the positive response rate to 40% (p<0.0001 compared to placebo and p<0.0001 compared to 6-weeks treatment). The response rate in patients receiving a total of 12 weeks of treatment increased two and a half-fold. Treatment responses were assessed at Week 8 (after 6 weeks of treatment) and at Week 16 (after 12 weeks of treatment). The data continued to indicate that HyBryte™ was safe and well tolerated.

Analysis of the optional third open-label treatment cycle (Cycle 3) focused on safety and all patients could elect to receive HyBryte™ treatment of all their lesions for an additional 6 weeks or up to 18 weeks in total. Of note, 66% of patients elected to continue with this optional safety cycle of the study. Of the subset of patients that received HyBryte™ throughout all three cycles of treatment (18 weeks), 49% of them demonstrated a treatment response (p=0.046 vs. patients completing 12 weeks of HyBryte™ treatment in Cycle 2; p<0.0001 vs. patients receiving placebo in Cycle 1). Moreover, in a subset of patients evaluated in this cycle, it was demonstrated that HyBryte™ is not systemically available, consistent with the general safety of this topical product observed to date. At the end of Cycle 3, HyBryte™ continued to be well tolerated despite extended and increased use of the product to treat multiple lesions.

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

In May 2021, HyBryte™ was awarded an "Innovation Passport" for the treatment of early-stage CTCL in adults under the UK’s ILAP. The decision to award the Innovation Passport to the HyBryte™ program was made by the Innovative Licensing and Access Pathway Steering Group, which is comprised of representatives from MHRA, the National Institute for Health and Care Excellence (“NICE”), and the Scottish Medicines Consortium (“SMC”). ILAP was launched at the start of 2021 to accelerate the development and access to promising medicines, thereby facilitating patient access to new medicines. The pathway, part of the UK’s plan to attract life sciences development in the post-Brexit era, features enhanced input and interactions with the MHRA, NICE, and SMC. The innovation passport designation is the first step in the ILAP process and triggers the MHRA and its partner agencies to create a target development profile to chart out a roadmap for regulatory and development milestones with the goal of early patient access in the UK. Other benefits of ILAP include a 150-day accelerated assessment, rolling review and a continuous benefit risk assessment.

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

In September 2022, the FDA awarded an Orphan Products Development grant to support the evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. The grant, totaling $2.6 million over four years, was awarded to a prestigious academic institution that was a leading enroller in the published positive Phase 3 FLASH study in the treatment of early-stage CTCL.

In December 2022, we submitted the HyBryte™ NDA for the treatment of CTCL with the FDA.

In February 2023, we received a refusal to file (“RTF”) letter from the FDA for the HyBryte™ NDA. Upon preliminary review, the FDA determined that the NDA was not sufficiently complete to permit substantive review.

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

In August 2023, patient enrollment was opened for the investigator-initiated study (“IIS”). IIS is supported by an Orphan Products Development grant of $2.6 million over four years awarded by the FDA to a prestigious academic institution that was a leading enroller in the published positive Phase 3 FLASH study in the treatment of early-stage CTCL. The IIS will evaluate the expanded treatment, including up to 12 months of treatment, with HyBryte™ in patients with early-stage CTCL.

In March 2024, we received agreement from the EMA on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease. This confirmatory 18-week study, expected to enroll approximately 80 patients across the US and Europe, began patient enrollment in December 2024, with top-line results anticipated in the second half of 2026.

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

In December 2024, we announced positive clinical results from a comparability study evaluating HyBryte™ versus Valchlor® (mechlorethamine gel) in the treatment of early-stage CTCL. The open-label study has demonstrated continued improvement in HyBryte™ treated patients and their individual lesions even after stopping treatment. The study, which enrolled 10 patients randomized 1:1 with 12 weeks of treatment and 4 weeks of follow-up post-treatment, was previously reported to demonstrate a positive difference in the overall per patient treatment response rate (60% in the HyBryte™ group vs. 20% in the Valchlor® group) at the end of treatment. After the 4-week follow-up period (Week 16), the majority (3 of 5) of HyBryte™ patients continued to demonstrate improvement with at least a further 10% improvement (absolute difference) at Week 16 relative to the primary outcome measure at Week 12, including one of the HyBryte™ patients achieving a "complete response". In contrast, of the four patients that completed the Valchlor® arm of the study, none achieved this level of improvement by Week 16. For patients, a treatment response was defined as a ≥50% improvement in their cumulative mCAILS score over 3 to 5 lesions. Treatment response was also assessed on individual lesions. There was a similar continued improvement in the lesion responses over time, with the plaque lesions of particular interest given their increasing association with risk of overall disease progression and long-term mortality. At the 12-week (end of treatment) timepoint, the HyBryte™ treated plaque lesions were statistically significantly improved compared to the Valchlor® treated plaques (63%, [10/16] treatment success with HyBryte™ vs. 17%, [2/12] with Valchlor®, p=0.02). By Week 16, the response rates in lesions treated with HyBryte™ were statistically significant responses for all lesions (72% HyBryte™ vs 28% Valchlor®, p=0.02) and specifically for plaque lesions (75% responding plaque lesions with HyBryte™ treatment vs. 17% with Valchlor®, p=0.006) relative to the Valchlor® group. No safety concerns with HyBryte™ were raised during the follow-up period.

In December 2024, we opened patient enrollment for our confirmatory Phase 3 study evaluating HyBryte™ (synthetic hypericin) in the treatment of CTCL.

In April 2025, we announced interim results from the ongoing open-label, IIS evaluating extended HyBryte™ treatment for up to 54 weeks in patients with early-stage CTCL. Following 18 weeks of treatment, 75% of patients achieved "Treatment Success," reinforcing HyBryte™ as a potentially safe and fast-acting therapy for this chronic and underserved cancer. To date, nine patients have been enrolled and treated with HyBryte™ over a time period of up to 54 weeks in the IIS, with all data for the Week 18 timepoint now complete. Consistent with the Phase 3 trials, Treatment Success is predefined as a greater than or equal to 50% improvement in the cumulative mCAILS score compared to Baseline. Of the eight patients who could be evaluated through Week 18, six (75%) had a Treatment Success. The 18-week treatment window is the same window that is being evaluated in the FLASH2 double-blind, placebo-controlled, randomized study that is currently enrolling patients. This rapid response is a distinct advantage of HyBryte™ therapy, with many other therapies used in CTCL taking up to six to 12 months to generate a clinically meaningful treatment response. Of these eight evaluable patients through Week 18, four have gone on to complete the 54-week treatment with an average maximum improvement in mCAILS score of 85%, three are still on treatment and one dropped out (due to logistical issues). HyBryte™ appears to be safe and well tolerated in all patients. The trial is sponsored by Ellen Kim, MD, Director, Penn Cutaneous Lymphoma Program, Vice Chair of Clinical Operations, Dermatology Department, and Professor of Dermatology at the Hospital of the University of Pennsylvania who was a leading enroller in the Phase 3 FLASH study for the treatment of early-stage CTCL.

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

Cutaneous T-Cell Lymphoma

CTCL is a class of non-Hodgkin’s lymphoma (“NHL”), a type of cancer of the white blood cells that are an integral part of the immune system. CTCL is caused by an expansion of malignant T-cell lymphocytes (involved in cell-mediated immunity) normally programmed to migrate to the skin causing various lesions to appear that may change shape as the disease progresses, typically beginning as a rash and eventually forming plaques and tumors. Mycosis fungoides (“MF”) is the most common form of CTCL. It generally presents with skin involvement only, manifested as scaly, erythematous patches. Advanced disease with diffuse lymph node and visceral organ involvement is usually associated with a poorer response rate to standard therapies. A relatively uncommon sub-group of CTCL patients present with extensive skin involvement and circulating malignant cerebriform T-cells, referred to as Sézary syndrome. These patients have substantially graver prognoses (expected five-year survival rate of 24%), than those with MF (expected five-year survival rate of 88%).

CTCL mortality is related to stage of disease, with median survival generally ranging from about 12 years in the early stages to only 2.5 years when the disease has advanced. There is currently no FDA-approved drug for front-line treatment of early-stage CTCL. Treatment of early-stage disease generally involves skin-directed therapies. One of the most common unapproved therapies used for early-stage disease is oral 5 or 8-methoxypsoralen (“Psoralen”) given with ultraviolet A (“UVA”) light, referred to as PUVA, which is approved for dermatological conditions such as disabling psoriasis not adequately responsive to other forms of therapy, idiopathic vitiligo and skin manifestations of CTCL in persons who have not been responsive to other forms of treatment. Psoralen is a mutagenic chemical that interferes with DNA causing mutations and other malignancies. Moreover, UVA is a carcinogenic light source that when combined with the Psoralen, results in serious adverse effects including secondary skin cancers; therefore, the FDA requires a Black Box warning for PUVA.

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

In a Phase 2 proof-of-concept clinical study that enrolled 111 patients, SGX942, at a dose of 1.5 mg/kg, successfully reduced the median duration of SOM by 50%, from 18 days to 9 days (p=0.099) in all patients and by 67%, from 30 days to 10 days (p=0.040) in patients receiving the most aggressive chemoradiation therapy for treatment of their head and neck cancer. The p-values met the prospectively defined statistical threshold of p<0.1 in the study protocol. A less severe occurrence of oral mucositis, ulcerative oral mucositis (defined as oral mucositis with a WHO score ≥2 corresponding to the occurrence of overt ulceration in the mouth), was also monitored during the study. In the patients receiving the most aggressive chemoradiation therapy, the median duration of oral mucositis was found to decrease from 65 days in the placebo treated patients to 51 days in the patients treated with SGX942 1.5 mg/kg (p=0.099).

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

Based on the positive and previously published Phase 2 results, we conducted a Phase 3 clinical trial referred to as the “DOM–INNATE” (Dusquetide treatment in Oral Mucositis – by modulating INNATE immunity) study. The Phase 3 protocol was a double-blind, randomized, placebo-controlled, multinational trial that sought to enroll approximately 260 subjects with squamous cell carcinoma of the oral cavity and oropharynx who were scheduled to receive a minimum total cumulative radiation dose of 55 Gy fractionated as 2.0-2.2 Gy per day with concomitant cisplatin chemotherapy given as a dose of 80-100 mg/m2 every third week. Subjects were randomized to receive either 1.5 mg/kg SGX942 or placebo given twice a week during and for two weeks following completion of chemoradiation therapy (“CRT”). The primary endpoint for the study was the median duration of SOM, which was assessed by oral examination at each treatment visit and then through six weeks following completion of CRT. Oral mucositis is evaluated using the WHO Grading system. SOM is defined as a WHO Grade of ≥3. Subjects are followed for an additional 12 months after the completion of treatment.

The results of the study showed that the primary endpoint of median duration of SOM did not achieve the pre-specified criterion for statistical significance (p≤0.05); although biological activity was observed with a 56% reduction in the median duration of SOM from 18 days in the placebo group to 8 days in the SGX942 treatment group. Despite this clinically meaningful improvement, the variability in the distribution of the data yielded a p-value that was not statistically significant. Other secondary endpoints supported the biological activity of dusquetide, including a statistically significant 50% reduction in the median duration of SOM in the per-protocol population, which decreased from 18 days in the placebo group to 9 days in the SGX942 treatment group (p=0.049), consistent with the findings in the Phase 2 trial (Study IDR-OM-01). Similarly, incidence of SOM also followed this biological trend as seen in the Phase 2 study, decreasing by 16% in the SGX942 treatment group relative to the placebo group in the per-protocol population. The per-protocol population was defined as the population receiving a minimum of 55 Gy radiation and at least 10 doses of study drug (placebo or SGX942) throughout the intended treatment period, with no major protocol deviations (e.g. breaks in study drug administration longer than 8 days between successive doses).

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

SGX945 – for Treating Aphthous Ulcers in Behçet’s Disease

SGX945 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of aphthous Ulcers in BD. BD is an orphan disease and an area of unmet medical need.

In November 2023, the FDA cleared the IND application for a Phase 2a clinical trial entitled, “Pilot Study of SGX945 (Dusquetide) in the Treatment of Aphthous Ulcers in Behçet’s Disease.” The study is designed to evaluate the safety and potential efficacy of SGX945 (dusquetide) in the resolution of aphthous flares in BD and is expected to begin patient enrollment in the second half of 2024.

In January 2024, SGX945 received Fast Track designation for the treatment of oral lesions of BD from the FDA.

In February 2024, we announced the formation of a Medical Advisory Board to provide medical/clinical strategic guidance to advance the clinical development of SGX945 for the treatment of BD.

In November 2024, we opened patient enrollment for the Phase 2 study (protocol number DUS-AUBD-01) evaluating SGX945 (dusquetide) in the treatment of BD.

We estimate the potential worldwide market for SGX945 is in excess of $200 million for the treatment of aphthous ulcers in BD. This potential market information is a forward-looking statement, and investors are urged not to place undue reliance on this statement. While we have determined this potential market size based on assumptions that we believe are reasonable, there are a number of factors that could cause our expectations to change or not be realized.

Behçet’s Disease

BD is commonly known as an inflammatory disorder of the blood vessels (vasculitis). Often first diagnosed in young adults, its effects and severity will wax and wane over time. Major signs and symptoms usually include mouth sores (approximately 95% of patients), skin rashes and lesions (approximately 50% of patients), genital sores (approximately 50% of patients), leg ulcers (approximately 40% of patients) and eye inflammation (approximately 15% of patients). It is a painful disease, directly impacting the patient’s quality of life and ability to productively engage in life activities, including work.

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

ThermoVax® development, specifically in the context of an Alum adjuvant, was supported pursuant to a previous $9.4 million NIAID grant which enabled development of thermo-stable ricin (RiVax®) and anthrax vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our Alum-adjuvanted ricin toxin vaccine, RiVax® and our Alum-adjuvanted anthrax vaccine. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax® was kept at 40 degrees C (104 degrees Fahrenheit (“F”)) for up to one year, all of the animals vaccinated with the lyophilized RiVax® vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax® vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When the anthrax vaccine was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists.

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

In March 2025, we announced a publication describing the preclinical efficacy of CiVax™, a thermostabilized subunit vaccine against SARS-CoV-2. Using custom-developed immunoassays, the combination of a primary adenovirus vaccine (COVID-19 Vaccine AstraZeneca) coupled with a CiVax™ booster was shown to induce broader protection against COVID-19 variants in non-human primates than a 2-shot mRNA series (such as the Moderna vaccine Spikefax® or the Pfizer vaccine Cominarty®) in humans. In collaboration with Axel Lehrer, PhD, Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, University of Hawaiʻi at Mānoa, the manuscript entitled "Use of a Multiplex Immunoassay Platform to Investigate Multifaceted Antibody Responses in SARS-CoV-2 Vaccinees with and Without Prior Infection", has been published in COVID.

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

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® pursuant to which we were awarded an additional $21.2 million of funding in the aggregate. The development agreements with EBS and IDT were specifically funded under this NIH contract. No funds are remaining from any of these grants.

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

Ricin Toxin

Ricin toxin can be cheaply and easily produced, is stable over long periods of time, is toxic by several routes of exposure and thus has the potential to be used as a biological weapon against military and/or civilian targets. As a bioterrorism agent, ricin could be disseminated as an aerosol, by injection, or as a food supply contaminant. The potential use of ricin toxin as a biological weapon of mass destruction (“WMD”) has been highlighted in a Federal Bureau of Investigation Bioterror report released in November 2007 titled Terrorism 2002-2005, which states that “Ricin and the bacterial agent anthrax are emerging as the most prevalent agents involved in WMD investigations.” Al Qaeda in the Arabian Peninsula had threatened the use of ricin toxin to poison food and water supplies and in connection with explosive devices. Domestically, the threat from ricin remains a concern for security agencies. In April 2013, letters addressed to the U.S. President, a Senator and a judge tested positive for ricin. As recently as September 2020, ricin-laced letters addressed to the White House and others addressed to Texas law enforcement agencies were intercepted before delivery raising fresh concerns about the deadly toxin.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2025 Compared to March 31, 2024

For the three months ended March 31, 2025, we had a net loss of $3,236,763 as compared to a net loss of $1,915,327 for the same prior year period, representing increased net loss of $1,321,436. This increase in net loss was primarily due to an increase in operating expenses related to ongoing clinical trials and a decrease in other income which was attributable to the change in the fair value of debt during the three months ended March 31, 2024 with no corresponding change in fair value during the three months ended March 31, 2025.

Our revenues and associated costs incurred related to government subawards received to support the evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. For the three months ended March 31, 2025 we had no revenue as compared to revenue of $117,029 for the same prior year period, representing a decrease of $117,029. We also incurred costs related to those revenues for the three months ended March 31, 2024 of $117,029.

Research and development expenses were $2,227,175 for the three months ended March 31, 2025 as compared to $1,095,040 for the same period in 2024, representing an increase of $1,132,135. The increase was primarily due to costs associated with our Phase 2 study in BD and the second confirmatory Phase 3 CTCL trial as well as increases in third party manufacturing.

General and administrative expenses were $1,084,828 for the three months ended March 31, 2025, as compared to $1,022,051 for the same period in 2024, representing an increase of $62,777. The increase in general and administrative expenses for the three months ended March 31, 2025 was primarily attributable to increases in professional fees and various taxes.

We recognized $165,382 of other income from the change in the fair value of convertible debt on our accompanying condensed consolidated statements of operations during the three months ended March 31, 2024. The convertible debt was fully repaid in February 2025.

Interest income, net for the three months ended March 31, 2025 was $76,028 as compared to $28,842 for the same period in 2024, representing an increase of $47,186. The increase is primarily associated with a reduction in interest expense resulting from repayment of convertible debt.

Financial Condition

Cash and Working Capital

As of March 31, 2025, we had cash and cash equivalents of $7,297,171 as compared to $7,819,514 as of December 31, 2024, representing a decrease of $522,343. As of March 31, 2025, we had working capital of $3,507,060 as compared to working capital of $3,980,218 as of December 31, 2024, representing a decrease of $473,158. The decrease in cash and cash equivalents was primarily related to cash used in operating activities and repayment of convertible debt offset by cash received from financing activities during the three months ended March 31, 2025.

Based on our operating budget, current rate of cash outflows, cash on hand, and proceeds from government contract and grant programs, we believe that we have sufficient resources to support development activities, business operations, and meet our obligations through the fourth quarter of 2025. However, as of the date of filing this Quarterly Report on Form 10-Q, we do not have sufficient cash and cash equivalents to fund operations for at least 12 months following the issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations.
●	additional proceeds from government contract and grant programs.

●	additional proceeds from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P/Alliance Global Partners (“AGP”).

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We have up to approximately $554,000 in active government grant funding still available as of March 31, 2025 to support our associated research programs through May 2026, provided the federal agencies do not elect to terminate the grants for convenience. We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program is available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We have up to approximately $1.8 million remaining from the AGP Sales Agreement as of May 2, 2025 under the prospectus supplement updated August 16, 2024. From April 1, 2025 through May 2, 2025, we sold 80,354 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $2.41 per share for total gross proceeds of approximately $194,000; and

●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Research and Development Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $6 million before any contract or grant reimbursements, all of which relates to the Specialized BioTherapeutics business segment. We do not anticipate any contract and grant reimbursements revenue in the next 12 months to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the three months ended March 31, 2025 and 2024:

	2025	2024
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$59,175	$45,839
SGX942 (Dusquetide)	74,061	19,258
HyBryte™ (SGX301 or synthetic hypericin)	1,988,525	840,393
Other	105,414	189,550
Total	$2,227,175	$1,095,040

Reimbursed under Government Contracts and Grants
HyBryte™ (investigator-initiated study)	—	117,029
Total	—	117,029
Grand Total	$2,227,175	$1,212,069

Contractual Obligations

We have commitments of approximately $230,000 as of March 31, 2025 over the next five years for several licensing agreements with partners and universities. Additionally, we are party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

We currently lease office space pursuant to a lease which expires in October 2025. The current rent is $11,625 per month. We are currently in the process of negotiating the lease renewal.

In September 2014, we entered into an asset purchase agreement with Hy Biopharma Inc. (“Hy Biopharma”) pursuant to which we acquired certain intangible assets, properties and rights of Hy Biopharma related to the development of Hy BioPharma’s synthetic hypericin product. As consideration for the assets acquired, we paid $275,000 in cash and issued 771 shares of common stock with a fair value based on our stock price on the date of grant of $3.75 million. These amounts were charged to research and development expense during the third quarter of 2014 as the assets will be used in our research and development activities and do not have alternative future use.

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

Provided the sole remaining future success-oriented milestone of FDA approval is attained, we will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in our restricted securities provided such number of shares does not exceed 19.9% ownership of our outstanding stock. As of March 31, 2025, no other milestone or royalty payments have been paid or accrued.

In May 2025, we entered into an amendment to Dr. Schaber’s employment agreement to increase the number of shares of common stock, from 2,084 to 200,000, issuable to Dr. Schaber immediately prior to the completion of a transaction, or series or a combination of related transactions, negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party.

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option. As a result, we recognized $0 and $165,382 of other income from the change in the fair value of the convertible debt in our accompanying condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024, respectively. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

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

In February 2025, we fully repaid all outstanding obligations and terminated the Loan Agreement. As a result, all related liens and security interests securing our obligations were released. We did not incur any prepayment penalties for the early repayment.

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

As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. Further, additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

The following risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our periodic reports on Form 10-Q and Form 8-K.

Risks Related to Our Securities

Shareholders may suffer substantial dilution related to issued pre-funded warrants, common stock warrants, options and convertible notes.

As of May 2, 2025, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of 1,467,581 shares of our common stock at a current weighted average exercise price of $11.01;

●	options to purchase approximately 92,691 shares of our common stock at a current weighted average exercise price of $47.73; and

●	5,770,122 shares of common stock available for future issuance under our 2015 Equity Incentive Plan.

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

Risks Related to Marketing Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any future collaborators from obtaining approvals for the commercialization of our current or future product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of biopharmaceutical products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities such as the EMA, which regulations differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of a biologics license application (“BLA”), NDA or marketing authorization from the FDA or marketing approval from applicable regulatory authorities outside the United States. Product candidates in the development phase are subject to the risks of failure inherent in drug development. We have not received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties, including third-party clinical research and regulatory consultants, to assist us in this process.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

We will need to carefully review the guidance and advice that FDA and other regulatory and scientific authorities in foreign jurisdictions, including the Committee for Medicinal Products for Human Use (“CHMP”), provide in any meetings we have with those authorities to discuss our clinical development programs. Sponsors are given opportunities to meet with the FDA and other regulatory bodies at certain points in their development programs. At the conclusion of these meetings, the FDA and comparable regulatory authorities provide responses to questions posed by the sponsor regarding the clinical development program. They will not indicate whether an application will be approved, but will provide guidance to the sponsor on various questions, including what types of studies and data are likely necessary to support review and potential approval of an NDA, BLA or marketing authorization. For example, the FDA may express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the NDA or BLA. While such guidance is not legally binding, our failure to carefully consider these recommendations for the design of a clinical program may put the program at significant risk of failure.

Further, the FDA or other comparable foreign regulatory authorities may determine that we must provide additional evidence of safety or efficacy before approving a BLA, NDA or marketing authorization for our product candidates. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of efficacy for the proposed product for its intended use(s). The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish efficacy of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. In the event that we submit a BLA, NDA or marketing authorization on the basis of one clinical trial and confirmatory evidence, the FDA or other comparable foreign regulatory authorities could determine that such information is not sufficient to support approval of the application and the agencies could require us to conduct an additional trial in support of the BLA, NDA or marketing authorization. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU member state will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU member states and the public. If we seek approval of our clinical trials in the EU pursuant to this regulation, there can be no assurance that we will be able to secure such an authorization for our product candidates.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Further, under the Pediatric Research Equity Act, an NDA or BLA, or supplement to an NDA or BLA, for certain drugs and biological products must contain data to assess the safety and efficacy of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or efficacy data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking marketing approval in the United States or the Europe, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Any delay in obtaining or failure to obtain required approvals could negatively affect our ability or that of any future collaborators to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we may be granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions and any of our product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risks associated with foreign operations.

In order to market and sell our products in the EU and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain U.S. approval. The marketing approval process outside the United States generally includes similar risks as associated with obtaining FDA approval. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-United States marketing approvals and compliance with non-United States regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we fail to obtain the non-United States approvals required to market our product candidates outside the United States or if we fail to comply with applicable non-United States regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as “Brexit.” The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the MHRA, is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure (“IPR”) will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include the EMA and regulators in the EU/European Economic Area (“EEA”), member states for approvals in the EU centralized procedure and mutual recognition procedure, as well as the FDA (for product approvals granted in the U.S.). Any delay in obtaining, or an inability to obtain, any approvals may force us or our collaborators to restrict or delay efforts to seek marketing approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (among other things, potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published in April 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets (such as the war between Ukraine and Russia and the conflict in the Middle East); compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

We, or any future collaborators, may not be able to obtain or maintain orphan drug designation or orphan drug exclusivity for any future product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We, or any future collaborators, may seek orphan drug designations and may be unable to obtain such designations. Certain of our current product candidates have been granted orphan drug designation by the FDA and orphan medicinal product designation by the EMA.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain orphan drug exclusivity for that product candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because the FDA has taken the position that, under certain circumstances, another drug with the same active moiety can be approved for the same condition. Specifically, the FDA’s regulations provide that it can approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

FDA, congressional or judicial action may further effect the application the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA or Congress may change, or courts may interpret, the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes are made to orphan drug regulations and policies or how such regulations or polices are interpreted, our business could be adversely impacted.

In addition, to obtain and maintain orphan drug designation in the EU, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of substantial benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any product candidate.

Any product candidate for which we obtain marketing approval would remain subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if any of our product candidates are approved.

Any product candidate for which we obtain marketing approval will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices (“cGMP”) requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a REMS. Accordingly, if we receive marketing approval for one or more of our product candidates, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

We must also comply with requirements concerning advertising and promotion for any product candidate for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with applicable laws.

In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on distribution or use of a product;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	damage to relationships with collaborators;
●	unfavorable press coverage and damage to our reputation;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure;
●	injunctions or the imposition of civil or criminal penalties; and
●	litigation involving patients using our products.

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Further, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU and are also subject to EU member state laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Accordingly, assuming we, or any future collaborators, receive marketing approval for one or more of our product candidates, we, and any future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we, and any future collaborators, are not able to comply with post-approval regulatory requirements, our or any future collaborators’ ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

We may seek certain designations for our product candidates, including Breakthrough Therapy, Regenerative Medicine Advanced Therapy (“RMAT”), Fast Track and Priority Review designations in the United States, and the PRIority Medicines (“PRIME”) designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy and RMAT product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough and RMAT therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective.

We may also seek a Priority Review designation for one or more of our product candidates. If the FDA determines that a product candidate would provide a significant improvement in safety or efficacy, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may, among other things, later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.  Further, obtaining any of these designations does not assure or increase the likelihood of the marketing approval by the FDA.

In the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

We may seek approval of our product candidates from the FDA or comparable foreign regulatory authorities through the use of accelerated development pathways. If we are not able to use such pathways, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay or prevent the receipt of, necessary marketing approvals. Moreover, even if we receive accelerated approval from the FDA or comparable foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or comparable foreign regulatory authorities may seek to withdraw accelerated approval.

Under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit. Prior to seeking such accelerated approval, we will continue to seek feedback from the FDA or comparable foreign regulatory agencies and otherwise evaluate our, or their, ability to seek and receive such accelerated approval.

There can be no assurance that the FDA or foreign regulatory agencies will agree with our surrogate endpoints or intermediate clinical endpoints in any of our clinical trials, or that we will decide to pursue or submit any additional NDAs or BLAs seeking accelerated approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we will continue to pursue or apply for accelerated approval. Furthermore, for any submission of an application for accelerated approval, there can be no assurance that such submission will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.  Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

Accordingly, a failure to obtain and maintain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may seek a priority review voucher (“PRV”), for our current and future product candidates. A BLA or NDA for our current and future product candidates will not, however, meet the eligibility criteria for a PRV, unless we secure the applicable designation and approval of the BLA or NDA for the product candidate.

Congress has authorized the FDA to award PRVs to sponsors of certain drugs for tropical diseases or rare pediatric diseases or to use as medical countermeasures that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain tropical diseases, rare pediatric diseases and illnesses related to public health emergencies. Specifically, under this program, a sponsor who receives approval for a new drug or biologic for a tropical diseases, rare pediatric diseases or illnesses related to a public health emergency may qualify for a PRV, which can be redeemed for priority review of a subsequent marketing application for a different product. The sponsor that receives a PRV may transfer, including by sale, the PRV to another sponsor and that PRV may be further transferred any number of times before it is used. A PRV entitles the holder to designate a single human drug application submitted under Section 505(b)(1) of the FDCA or Section 351 of the Public Health Service Act as qualifying for a priority review. An FDA priority review may expedite the review process of a marketing application reducing the review time from ten months after formal acceptance of the file to six months after formal acceptance of the file.

In order for a sponsor to receive a PRV in connection with approval of a BLA or NDA, the BLA or NDA must be for a product that does not include a previously approved active ingredient in addition to meeting other applicable requirements.

We and our contract manufacturers are subject to significant regulation. The manufacturing facilities on which we rely may not continue to meet regulatory requirements, which could materially harm our business.

All entities involved in the preparation of product candidates, including drug substance, drug product and device combinations that may be used in combination with our product candidates, for clinical trials or commercial sale, including any contract manufacturers, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing.

We or our contract manufacturers must supply all necessary documentation in support of a BLA or NDA on a timely basis and must adhere to the FDA’s current good laboratory practices and cGMP regulations enforced through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our contract manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of any product candidate. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our contract manufacturers. If any such inspection or audit identifies failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility, which may lead to temporary or permanent supply shortages. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product, or revocation of a pre-existing approval. Any such consequence would severely harm our business, financial condition and results of operations.

Inadequate funding for the FDA, the SEC and other government agencies. Including from government shutdowns competing priorities or other disruptions to these agencies’ operations, and regulatory reform efforts, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies, including government agencies and regulatory authorities outside the United States, on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Further, while the FDA’s review of NDAs and BLAs is funded by the user fee program established under the Prescription Drug User Fee Act (“PDUFA”), the Trump Administration has indicated that it will be reviewing that program and its implementation.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Disruptions or competing priorities at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for any of our product candidates that do receive marketing approval.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

We expect that recent healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

The insurance coverage and reimbursement status of newly approved products is uncertain. Our product candidates, if approved, may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain coverage and adequate reimbursement for any of our product candidates for which we obtain approval could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs and other medical products vary widely from country to country. In the United States, healthcare reform legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products or product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize our products and product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Sales of any product we successfully develop will depend substantially, both domestically and abroad, on the extent to which the costs of such product will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels or only after clearing significant barriers, such as the requirement to fail on other products before providing reimbursement, we may not be able to successfully commercialize any product we may successfully develop. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for any product we may successfully develop. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare and Medicaid Services (“CMS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payer to payer. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of any product we may successfully develop to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In the Europe and in the rest of the world, pricing and reimbursement schemes vary widely from country to country and may be more conservative than CMS. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors any product we may successfully develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

Further, some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Finally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payors for any product we may successfully develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We may experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We may be subject to certain healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations, and diminished profits and future earnings.

Healthcare providers, third-party payors and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers and third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Potentially applicable United States federal and state healthcare laws and regulations include the following:

Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.

False Claims Laws. The federal false claims laws, including the civil False Claims Act, impose criminal and civil penalties, including those from civil whistleblower or qui tam actions against individuals or entities for knowingly presenting, or causing to be presented to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

HIPAA. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for executing or attempting to execute a scheme to defraud any healthcare benefit program. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes obligations on certain types of individuals and entities, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

False Statements Statute. The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Department of Health and Human Services (“HHS”) information related to physician and healthcare provider payments and other transfers of value and physician ownership and investment interests.

Analogous State and Foreign Laws. Analogous state laws and regulations, such as state anti-kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, corporate integrity or other similar forms of agreements or decrees, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, and reputational harm, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, EU and the UK. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information that may impact certain of our business operations. For example, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical, and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. Enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In addition to potential enforcement by the HHS, we could also be potentially subject to privacy enforcement from the Federal Trade Commission (the “FTC”). The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. Failure to comply with these rules can lead to a potential FTC enforcement action. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

There also are state privacy and security laws that also may be applicable to our business activities now or in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries which we will need to navigate.

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

We are subject to United States and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the Foreign Corrupt Practices Act, the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU member states and the U.K. Bribery Act 2010. Violations of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could significantly harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts, which could adversely affect our business, financial condition, results of operations or prospects. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Our employees, independent contractors, CROs, consultants, contract manufacturers, commercial partners, vendors and principal investigators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, CROs, consultants, contract manufacturers, commercial partners, vendors and, if we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. Even with appropriate policies and procedures, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent such activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 14, 2025, we issued a vendor 12,346 shares of common stock with a fair value of $2.43 per share. Such issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipient is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to information about us. The vendor represented to us that the vendor is not a “consultant” for purposes of Nasdaq Listing Rule 5635(c).

ITEM 5 – OTHER INFORMATION

On May 5, 2025, we entered into an amendment (the “Amendment”) to our employment agreement with Christopher J. Schaber, PhD, our President and Chief Executive Officer. Pursuant to the Amendment, we increased, from 2,084 shares to 200,000 shares, the number of shares of common stock that we would issue to Dr. Schaber prior to the completion of a transaction, or series or combination of related transactions, negotiated by our Board of Directors whereby a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

During the quarter ended March 31, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Fourth Amendment to Employment Agreement dated as of May 5, 2025, between Soligenix, Inc. and Christopher J. Schaber, PhD.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

May 9, 2025	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)