Form 10-Q
period 2025-06-30
SOLIGENIX, INC.
filed 2025-08-14
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 7, 2025, 4,285,570 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,097,670	$7,819,514
Deferred issuance cost	31,682	103,847
Prepaid expenses and other current assets	191,100	905,269
Total current assets	5,320,452	8,828,630
Security deposit	22,777	22,777
Office furniture and equipment, net	8,114	6,113
Right-of-use lease assets	409,304	108,963
Total assets	$5,760,647	$8,966,483

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$649,955	$667,896
Accrued expenses	2,783,149	2,359,339
Accrued compensation	87,189	336,442
Lease liabilities, current	108,814	111,862
Convertible debt	—	1,372,873
Total current liabilities	3,629,107	4,848,412
Non-current liabilities:
Lease liabilities, net of current portion	302,589	—
Total liabilities	3,931,696	4,848,412

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 3,504,950 and 2,514,499 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,505	2,514
Additional paid-in capital	241,403,653	238,040,520
Accumulated other comprehensive income	45,789	45,789
Accumulated deficit	(239,623,996)	(233,970,752)
Total shareholders’ equity	1,828,951	4,118,071
Total liabilities and shareholders’ equity	$5,760,647	$8,966,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Grant revenue	$—	$2,342	$—	$119,371
Total revenues	—	2,342	—	119,371
Cost of revenues	—	(2,342)	—	(119,371)
Gross profit	—	—	—	—
Operating expenses:
Research and development	1,677,014	501,158	3,618,694	1,596,198
General and administrative	1,086,865	1,243,517	2,171,693	2,265,568
Total operating expenses	2,763,879	1,744,675	5,790,387	3,861,766
Loss from operations	(2,763,879)	(1,744,675)	(5,790,387)	(3,861,766)
Other income (expense):
Foreign currency transaction (loss) gain	(8,045)	473	(8,833)	1,682
Interest income, net	69,823	35,925	145,851	64,767
Research and development incentives	—	(31,819)	—	(25,488)
Other income	125	43	125	43
Change in fair value of convertible debt	—	95,551	—	260,933
Total other income	61,903	100,173	137,143	301,937
Net loss applicable to common stockholders	$(2,701,976)	$(1,644,502)	$(5,653,244)	$(3,559,829)
Basic and diluted net loss per share	$(0.82)	$(1.31)	$(1.79)	$(3.71)
Basic and diluted weighted average common shares outstanding	3,278,677	1,258,985	3,164,784	958,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(2,701,976)	$(1,644,502)	$(5,653,244)	$(3,559,829)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	3,456	—	5,356
Comprehensive loss	$(2,701,976)	$(1,641,046)	$(5,653,244)	$(3,554,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2024	2,514,499	$2,514	$238,040,520	$45,789	$(233,970,752)	$4,118,071
Issuance of common stock pursuant to At Market Issuance Sales Agreement	978,105	979	3,242,198	—	—	3,243,177
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(72,165)	—	—	(72,165)
Issuance of common stock to vendors	12,346	12	29,988		—	30,000
Share-based compensation expense	—	—	163,112	—	—	163,112
Net loss	—	—	—	—	(5,653,244)	(5,653,244)
Balance, June 30, 2025	3,504,950	$3,505	$241,403,653	$45,789	$(239,623,996)	$1,828,951

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	648,761	$649	$228,203,706	$22,243	$(225,704,176)	$2,522,422
Issuance of common stock in reverse stock split	114,735	115	(115)	—	—	—
Issuance of common stock in public offering	204,694	205	4,741,195	—	—	4,741,400
Costs associated with issuance of common stock	—	—	(625,065)	—	—	(625,065)
Issuance of common stock associated with conversion of debt	36,790	36	254,220	—	—	254,256
Issuance of common stock upon exercise of pre-funded warrants	537,500	537	8,063	—	—	8,600
Share-based compensation expense	—	—	117,636	—	—	117,636
Foreign currency translation adjustment	—	—	—	5,356	—	5,356
Net loss	—	—	—	—	(3,559,829)	(3,559,829)
Balance, June 30, 2024	1,542,480	$1,542	$232,699,640	$27,599	$(229,264,005)	$3,464,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, March 31, 2025	3,183,992	$3,183	$240,770,981	$45,789	$(236,922,020)	$3,897,933
Issuance of common stock pursuant to At Market Issuance Sales Agreement	320,958	322	545,313	—	—	545,635
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(12,154)	—	—	(12,154)
Share-based compensation expense	—	—	99,513	—	—	99,513
Net loss	—	—	—	—	(2,701,976)	(2,701,976)
Balance, June 30, 2025	3,504,950	$3,505	$241,403,653	$45,789	$(239,623,996)	$1,828,951

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, March 31, 2024	657,900	$658	$228,363,074	$24,143	$(227,619,503)	$768,372
Issuance of common stock in reverse stock split	114,735	115	(115)	—	—	—
Issuance of common stock in public offering	204,694	205	4,741,195	—	—	4,741,400
Costs associated with issuance of common stock	—	—	(625,065)	—	—	(625,065)
Issuance of common stock upon exercise of pre-funded warrants	537,500	537	8,063	—	—	8,600
Issuance of common stock associated with conversion of debt	27,651	27	154,813	—	—	154,840
Share-based compensation expense	—	—	57,675	—	—	57,675
Foreign currency translation adjustment	—	—	—	3,456	—	3,456
Net loss	—	—	—	—	(1,644,502)	(1,644,502)
Balance, June 30, 2024	1,542,480	$1,542	$232,699,640	$27,599	$(229,264,005)	$3,464,776

The accompanying notes are an integral part of these condensed consolidated financial statements

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Operating activities:
Net loss	$(5,653,244)	$(3,559,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,311	3,176
Non-cash lease expense	60,263	59,155
Share-based compensation	163,112	117,636
Issuance of common stock to vendors for services	30,000	—
Change in fair value of convertible debt	—	(260,933)
Change in operating assets and liabilities:
Contracts and grants receivable	—	171,254
Prepaid expenses and other current assets	714,169	621,542
Research and development incentives receivable	—	48,994
Operating lease liability	(61,062)	(59,344)
Accounts payable and accrued expenses	405,869	(231,089)
Accrued compensation	(249,253)	(170,871)
Net cash flows from operating activities	(4,588,835)	(3,260,309)

Investing activities:
Purchases of office furniture and equipment	(3,313)	—
Net cash flows from investing activities	(3,313)	—

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	3,243,177	—
Proceeds from issuance of common stock and pre-funded warrants	—	4,741,400
Issuance costs associated with issuance of common stock	—	(524,226)
Proceeds from the exercise of warrants	—	8,600
Convertible debt repayments	(1,372,873)	—
Net cash flows from financing activities	1,870,304	4,225,774
Effect of exchange rate on cash and cash equivalents	—	916
Net increase (decrease) in cash and cash equivalents	(2,721,844)	966,381
Cash and cash equivalents at beginning of year	7,819,514	8,446,158
Cash and cash equivalents at end of year	$5,097,670	$9,412,539
Supplemental information:
Cash paid for state income taxes	$89,557	$33,665
Cash paid for interest	$35,044	$125,286
Cash paid for lease liabilities:
Operating lease	$69,750	$68,200
Non-cash investing and financing activities:
Pontifax conversion of portion of debt principal into common stock	$—	$254,256
Right-of-use assets obtained in exchange for lease liabilities	$360,604	$—
Deferred issuance cost reclassified to additional paid-in capital	$72,165	$—
Offering costs included in accounts payable	$—	$100,839

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

Results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the full year.

Liquidity

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of June 30, 2025, the Company had an accumulated deficit of $239,623,996 and working capital of $1,691,345. For the six months ended June 30, 2025, the Company incurred a net loss of $5,653,244 and used $4,588,835 of cash in operating activities. The Company expects to continue generating losses in the foreseeable future, and its liquidity needs will depend largely on budgeted operational expenditures related to the advancement of its product candidates.

Management believes that the Company has sufficient resources to support development activities, business operations, and meet its obligations through the first quarter of 2026. However, as of the date of filing this Quarterly Report on Form 10-Q, the Company does not have sufficient cash and cash equivalents to fund operations for at least 12 months following the issuance of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company’s plans, as of June 30, 2025, include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations.
●	additional proceeds from government contract and grant programs.

●	additional proceeds from the sale of shares of the Company’s common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). The Company sold the remaining capacity of its At-The-Market (“ATM”) facility as of July 1, 2025 under the prospectus supplement dated August 16, 2024. From July 1, 2025 through August 7, 2025, the Company issued 780,620 shares of common stock pursuant to its ATM facility at a weighted average price of $1.84 per share for total gross proceeds of approximately $1,439,300.

There is no assurance that the Company will be successful in securing sufficient financing on acceptable terms, if at all, to continue operations, enter into strategic transactions that provide the necessary capital, or implement other strategies to mitigate the substantial doubt about its ability to continue as a going concern. If these alternatives are unavailable or not secured on satisfactory terms, the Company will not have sufficient cash resources or liquidity to fund its operations for at least 12 months after the financial statements are issued. Failure to obtain adequate capital when needed may force the Company to delay, reduce, or eliminate business development efforts, negatively impacting its ability to achieve its objectives, remain competitive, and maintain its financial condition and operating results. On July 1, 2025, the Company sold 772,900 shares of common stock pursuant to its ATM facility for total gross proceeds of approximately $1,429,100 and in doing so, as of July 1, 2025 the Company has no further capacity on its ATM facility.

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

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expects to continue to do so for the foreseeable future.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program remains available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company is currently evaluating additional equity/royalty/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Business Strategy Overview

Management’s business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continuing discussions with the FDA on potential modifications to the development path to adequately address their feedback.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment in oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2a clinical trial, where previous studies with dusquetide in oral mucositis have validated the biologic activity in aphthous ulcers induced by chemotherapy and radiation.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for the Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

The Company did not record any impairment of long-lived assets for the three and six months ended June 30, 2025 and 2024.

Fair Value of Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2025. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

From time to time, the Company issues restricted shares of common stock to vendors and consultants as compensation for services performed under the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”). The 2025 Plan and 2015 Plan provide for the grant of stock options, restricted stock, deferred stock and unrestricted stock to the Company’s employees and non-employees (including consultants). The shares issued under the 2025 Plan and the 2015 Plan are registered on Form S-8. Stock compensation expense for equity-classified awards to non-employees is measured on the date of grant and is recognized when the services are performed.

The fair value of options issued during the six months ended June 30, 2025 and 2024 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 6 years;
●	volatility of 116% for 2025 and 108% for 2024; and
●	risk free interest rates of 4.06% for 2025 and 4.76% for 2024.

The fair value of each option grant made during the six months ended June 30, 2025 and 2024 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the requisite service period.

Foreign Currency Transactions and Translation

The Company’s UK Subsidiary’s functional currency, the British Pound, is translated into the U.S. Dollar for reporting purposes during consolidation, with related translation adjustments reported as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.  The Company recognizes foreign currency related transaction gains or losses as a component of net loss when incurred. Such transaction related foreign currency gains or losses were de minimus for the three and six months ended June 30, 2025 and 2024, respectively.

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	As of June 30,
	2025	2024
Common stock purchase warrants	1,467,581	1,150,834
Stock options	300,467	56,699
Convertible debt	—	100,947
Total	1,768,048	1,308,480

Use of Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions such as the fair value of warrants and stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Correction of an Estimate

During the three months ended June 30, 2025, the Company identified an error in amounts previously reported in its Quarterly Report on Form 10-Q for the three-month period ended March 31, 2025, regarding an estimate for the accrual of certain research and development costs and the related expense. During the three months ended June 30, 2025, upon further discussion with the Company's third-party manufacturer in connection with its accounting policies and procedures in place, the Company determined that during the three months ended March 31, 2025, the Company’s estimate and related accrual with respect to certain costs of product development had been recognized in advance of the point in time at which the Company received the benefit from and incurred the related obligation. Such costs totaled approximately $285,000 as of March 31, 2025.

The following table summarizes the impact of the correction on the Company's condensed consolidated balance sheet as of March 31, 2025 and the condensed consolidated statement of operations for the three months ended March 31, 2025. The accompanying results of operations for the three and six-month periods ended June 30, 2025, appropriately reflect the accrual, timing and recognition of costs related to product development.

	Impact of correction of error
	As previously reported	Adjustments	As restated
As of March 31, 2025: (unaudited)
Accrued expenses	$3,404,332	$(285,495)	$3,118,837
Total liabilities	$4,133,682	$(285,495)	$3,848,187
Total liabilities and shareholder's equity	$7,746,120	$-	$7,746,120
For the three months ended March 31, 2025: (unaudited)
Research and development expenses	$2,227,175	$(285,495)	$1,941,680
Total operating expenses	$3,312,003	$(285,495)	$3,026,508
Loss from operations	$(3,312,003)	$285,495	$(3,026,508)
Net loss applicable to common stockholders	$(3,236,763)	$285,495	$(2,951,268)
Basic and diluted net loss per share	$(1.06)	$0.09	$(0.97)

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2025	2024
Clinical trial expenses	$1,730,818	$1,135,542
Other	1,052,331	1,223,797
Total	$2,783,149	$2,359,339

Note 4. Debt

In December 2020, the Company entered into a $20 million convertible debt financing agreement with Pontifax (the “Loan Agreement”). Under the terms of the Loan Agreement, the Company had access to up to $20 million in convertible debt financing which accrued interest at a rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. Payments of interest only were due for the first two years and thereafter, the outstanding principal was to be repaid in quarterly installments, as defined.

Upon the closing of this transaction, the Company borrowed an initial amount of $10 million and made no further borrowings through the term of the agreement.

In April 2023, the Company entered into an amendment to the Loan Agreement (the “2023 Amendment”). The 2023 Amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The 2023 Amendment adjusted certain payment provisions, and provided for an adjustment to the conversion price provisions with respect to the remaining principal amount to (i) 90% of the closing price of the Company’s common stock on the day before the delivery of a conversion notice with respect to the first 36,790 shares of the Company’s common stock issuable upon conversion and to (ii) $27.20 with respect to all shares of the Company’s common stock issuable upon conversion thereafter.

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. The Company elected to account for the amended convertible debt using the fair value option. As a result, the Company recognized $260,933 of other income from the change in the fair value of the convertible debt in the accompanying condensed consolidated statements of operations during the six months ended June 30, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

During the six months ended June 30, 2024, Pontifax delivered notices of conversion to the Company electing to convert a portion of the then outstanding principal balance into shares of the Company’s common stock. Accordingly, the Company issued 36,790 shares of the Company’s common stock resulting in a reduction of the outstanding principal balance totaling $254,256.

In October 2024, the Company entered into an amendment (the “2024 Amendment”) to the Loan Agreement, as amended. The 2024 Amendment reduced the conversion price with respect to the remaining principal amount outstanding to (i) $3.81 for the first 501,648 shares of the Company’s common stock issuable upon conversion and (ii) $4.23 with respect to all shares of the Company’s common stock issuable upon conversion thereafter. The remaining terms of the agreement continued in effect with minimal, non-material modifications to those terms. Pursuant to applicable accounting standards, after the 2024 amendment, the Company elected not to account for the amended convertible debt under the fair value option.  Accordingly, there was no further recognition for the impact of changes in fair value in the Company’s financial statements.

In February 2025, the Company fully repaid all outstanding obligations and terminated the Loan Agreement. As a result, all related liens and security interests securing the Company’s obligations were released. The Company did not incur any prepayment penalties for the early repayment.

Note 5. Shareholders’ Equity

Common Stock

Common stock transactions for the six months ended June 30, 2025 are as follows:

●	The Company issued a vendor 12,346 shares of common stock with a fair value of $2.43 per share.
●	The Company sold 978,105 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $3.35 per share.

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

AGP At Market Issuance Sales Agreement

In August 2024, the Company entered into the AGP Sales Agreement to sell shares of the Company’s common stock from time to time, through the ATM program. In connection with the sale of shares via the ATM, the Company determines, among other things, the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. Pursuant to the terms, AGP is entitled to compensation for its services in an amount up to 3% of the gross proceeds from the sale of shares under the ATM. The Company has no obligation to sell any shares under the ATM, and may suspend solicitation and offers at any time. The ATM may be terminated by the Company or AGP upon notice, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. The ATM will terminate upon the earliest of (a) December 15, 2026, (b) the sale of all of the shares of common stock subject to the ATM, (c) the termination of the AGP Sales Agreement as permitted therein, or (d) the mutual agreement of the parties.

The AGP Sales Agreement provided for the offer and sale of shares of common stock having an aggregate offering price of up to $5.8 million. As of July 1, 2025, the Company sold the remaining capacity of the ATM facility subject to the AGP Sales Agreement.

Note 6. Commitments and Contingencies

Contractual Obligations

The Company has commitments of approximately $230,000 as of June 30, 2025 over the next five years for several licensing agreements with partners and universities. Additionally, the Company is party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

In May 2025, the Company entered into an amendment of its lease for office space, resulting in the recognition of right-of-use assets and lease liabilities during the six months ended June 30, 2025 totaling $360,604. Pursuant to the amendment, the lease has been extended through October 2028. The current rent is $11,625 per month through October 2026. It increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

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

Provided the sole remaining future success-oriented milestone of FDA approval is attained, the Company will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2025, no other milestone or royalty payments have been paid or accrued.

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

As a result of the above agreements, the Company has the following contractual obligations:

	Research and
Year	Development	Leases	Total
2025	$46,000	$69,750	$115,750
2026	46,000	140,017	186,017
2027	46,000	143,117	189,117
2028	46,000	121,416	167,416
2029	46,000	—	46,000
Total	$230,000	$474,300	$704,300

Note 7. Operating Segments

The Company operates in two reportable segments:

●	Specialized BioTherapeutics – Focuses on developing and commercializing products for orphan diseases and areas of unmet medical need in oncology and inflammation.
●	Public Health Solutions – Concentrates on vaccines and therapeutics for biodefense and infectious diseases.

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

Segment Revenues and Profit (Loss)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended June 30, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	1,523,099	3,332	1,526,431	27,819	122,764	-	1,677,014
General and administrative	-	-	-	-	1,014,468	72,397	1,086,865
Adjusted loss from operations	(1,523,099)	(3,332)	(1,526,431)	(27,819)	(1,137,232)	(72,397)	(2,763,879)
Share-based compensation	26,487	839	27,326	(27,326)	72,187	(72,187)	-
Depreciation and amortization	423	70	493	(493)	210	(210)	-
Loss from operations	(1,550,009)	(4,241)	(1,554,250)	-	(1,209,629)	-	(2,763,879)
Other (expenses) income, net	-	-	-	-	61,903	-	61,903
Net loss before income taxes	$(1,550,009)	$(4,241)	$(1,554,250)	$-	$(1,147,726)	$-	$(2,701,976)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended June 30, 2024:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$2,342	$-	$2,342	$-	$-	$-	$2,342
Cost of revenues	(2,342)	-	(2,342)	-	-	-	(2,342)
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	261,313	61,276	322,589	22,669	155,900	-	501,158
General and administrative	-	-	-	-	1,206,923	36,594	1,243,517
Adjusted loss from operations	(261,313)	(61,276)	(322,589)	(22,669)	(1,362,823)	(36,594)	(1,744,675)
Share-based compensation	20,940	617	21,557	(21,557)	36,118	(36,118)	-
Depreciation and amortization	953	159	1,112	(1,112)	476	(476)	-
Loss from operations	(283,206)	(62,052)	(345,258)	-	(1,399,417)	-	(1,744,675)
Other (expenses) income, net	(31,346)	-	(31,346)	-	131,519	-	100,173
Net loss before income taxes	$(314,552)	$(62,052)	$(376,604)	$-	$(1,267,898)	$-	$(1,644,502)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the six months ended June 30, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	3,273,701	61,667	3,335,368	55,572	227,754	-	3,618,694
General and administrative	-	-	-	-	2,062,842	108,851	2,171,693
Adjusted loss from operations	(3,273,701)	(61,667)	(3,335,368)	(55,572)	(2,290,596)	(108,851)	(5,790,387)
Share-based compensation	52,975	1,679	54,654	(54,654)	108,458	(108,458)	-
Depreciation and amortization	787	131	918	(918)	393	(393)	-
Loss from operations	(3,327,463)	(63,477)	(3,390,940)	-	(2,399,447)	-	(5,790,387)
Other (expenses) income, net	-	-	-	-	137,143	-	137,143
Net loss before income taxes	$(3,327,463)	$(63,477)	$(3,390,940)	$-	$(2,262,304)	$-	$(5,653,244)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the six months ended June 30, 2024:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$119,371	$-	$119,371	$-	$-	$-	$119,371
Cost of revenues	(119,371)	-	(119,371)	-	-	-	(119,371)
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	1,100,292	106,526	1,206,818	45,041	344,339	-	1,596,198
General and administrative	-	-	-	-	2,189,797	75,771	2,265,568
Adjusted loss from operations	(1,100,292)	(106,526)	(1,206,818)	(45,041)	(2,534,136)	(75,771)	(3,861,766)
Share-based compensation	41,612	1,205	42,817	(42,817)	74,819	(74,819)	-
Depreciation and amortization	1,906	318	2,224	(2,224)	952	(952)	-
Loss from operations	(1,143,810)	(108,049)	(1,251,859)	-	(2,609,907)	-	(3,861,766)
Other (expenses) income, net	(23,806)	-	(23,806)	-	325,743	-	301,937
Net loss before income taxes	$(1,167,616)	$(108,049)	$(1,275,665)	$-	$(2,284,164)	$-	$(3,559,829)

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the three months ended June 30:

	2025	2024
Loss from operations - reportable segments	$(1,554,250)	$(345,258)
Loss from operations - corporate	(1,209,629)	(1,399,417)
Interest income (expense), net	69,823	35,925
Other income (expense), net	(7,920)	64,248
Net loss before income taxes	$(2,701,976)	$(1,644,502)

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the six months ended June 30:

	2025	2024
Loss from operations - reportable segments	$(3,390,940)	$(1,251,859)
Loss from operations - corporate	(2,399,447)	(2,609,907)
Interest income (expense), net	145,851	64,767
Other income (expense), net	(8,708)	237,170
Net loss before income taxes	$(5,653,244)	$(3,559,829)

Segment Assets

The Company’s total assets by segment as of June 30, 2025, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$112,342	$2,705	$115,047	$5,645,600	$5,760,647

The Company’s total assets by segment as of June 30, 2024, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$183,858	$2,917	$186,775	$9,678,304	$9,865,079

Significant Expense Categories Considered by CODM

The CODM regularly reviews the following significant expense categories when assessing segment performance and resource allocation:

●	Government Grant and Contract Funding – Both the Specialized BioTherapeutics and Public Health Solutions segments apply for and receive government grants and contracts. However, Public Health Solutions is exclusively funded by government sources, whereas Specialized BioTherapeutics utilizes a mix of government funding and shareholder investment.
●	Research & Development – Includes expenses for clinical trials, regulatory compliance, and R&D-related payroll.
●	General & Administrative – Comprises salaries, professional fees, and facility costs.
●	Share-Based Compensation – Represents non-cash stock option and restricted stock unit expenses.
●	Depreciation & Amortization – Costs related to the use of tangible and intangible assets.
●	Other Income/Expenses – Includes interest income and one-time gains/losses.

CODM and Use of Multiple Measures of Segment Profit/Loss

The Company's CODM primarily evaluates segment performance based on two key financial measures:

●	Advancement of Specialized BioTherapeutics Through a Combination of Funding Sources – Assesses the effectiveness of shareholder investment and government grants in progressing product development.
●	Ability to Secure Government Grants and Contracts (Public Health Solutions Only) – Determines segment sustainability and funding for shared resources.
●	Adjusted Loss from Operations – Excludes non-cash share-based compensation and depreciation/amortization expenses for a clearer picture of operating performance.
●	Net Loss Before Income Taxes – Incorporates all expenses, including non-cash charges and other income/expenses, for a comprehensive profitability analysis.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited condensed consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other periodic reports on Form 10-Q and Form 8-K. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	our ability to secure government grants or contracts to support our vaccine development;
●	our ability to maintain our listing on The Nasdaq Capital Market and meet its listing requirements;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;

●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;
●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;
●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. Coronavirus Disease 2019 (“COVID-19”)); and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other periodic reports on Form 10-Q and Form 8-K.

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

In March 2024, we received agreement from the EMA on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease. This confirmatory 18-week study, expected to enroll approximately 80 patients across the U.S. and Europe, began patient enrollment in December 2024, with top-line results anticipated in the second half of 2026.

In September 2024, the European Patent Office granted the patent entitled "Systems and Methods for Producing Synthetic Hypericin". The newly issued patent's claims are directed to a novel, highly purified form of synthetic hypericin manufactured through a unique proprietary process. Synthetic hypericin is the active pharmaceutical ingredient in HyBryte™, our photodynamic therapy for the treatment of CTCL, set to initiate a confirmatory Phase 3 clinical trial before the end of the year. This new European granted patent (EP3423428) is a related patent to U.S. Pat. No. 10,053,413, previously issued in the U.S. Both patents are expected to expire in 2036, and form part of a larger patent family, including previously granted U.S. patents covering methods of use (U.S. Pat. No. 7,122,518) and methods of synthesis (U.S. Pat. No. 8,629,302), as well as other granted patents throughout the world.

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

In October 2024, the Hong Kong Patent Office granted the patent entitled "Systems and Methods for Producing Synthetic Hypericin". The newly issued patent's claims are directed to a novel, highly purified form of synthetic hypericin manufactured through a unique proprietary process. Synthetic hypericin is the active pharmaceutical ingredient in HyBryte™, our photodynamic therapy for the treatment of CTCL, for which a confirmatory Phase 3 clinical trial has been initiated. This new granted patent (HK1260757) is a related patent to U.S. Pat. Nos. 10,053,413 and 10,526,268, previously issued in the U.S., and is in the same family as another patent granted in Europe. These patents are expected to expire in 2036, and form part of a larger collection of different patent families, including previously granted foreign patents covering liquid formulations and methods of use (EP Pat. No. 2,571,507) and issued U.S. patents for methods of synthesis (U.S. Pat. No. 8,629,302), as well as other granted patents throughout the world.

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

In April 2025, we announced positive interim results from the ongoing open-label, IIS evaluating extended HyBryte™ treatment for up to 54 weeks in patients with early-stage CTCL. Following 18 weeks of treatment, 75% of patients achieved "Treatment Success," reinforcing HyBryte™ as a potentially safe and fast-acting therapy for this chronic and underserved cancer. To date, nine patients have been enrolled and treated with HyBryte™ over a time period of up to 54 weeks in the IIS, with all data for the Week 18 timepoint now complete. Consistent with the Phase 3 trials, Treatment Success is predefined as a greater than or equal to 50% improvement in the cumulative mCAILS score compared to Baseline. Of the eight patients who could be evaluated through Week 18, six (75%) had a Treatment Success. The 18-week treatment window is the same window that is being evaluated in the FLASH2 double-blind, placebo-controlled, randomized study that is currently enrolling patients. This rapid response is a distinct advantage of HyBryte™ therapy, with many other therapies used in CTCL taking up to six to 12 months to generate a clinically meaningful treatment response. Of these eight evaluable patients through Week 18, four have gone on to complete the 54-week treatment with an average maximum improvement in mCAILS score of 85%, three are still on treatment and one dropped out (due to logistical issues). HyBryte™ appears to be safe and well tolerated in all patients. The trial is sponsored by Ellen Kim, MD, Director, Penn Cutaneous Lymphoma Program, Vice Chair of Clinical Operations, Dermatology Department, and Professor of Dermatology at the Hospital of the University of Pennsylvania who was a leading enroller in the Phase 3 FLASH study for the treatment of early-stage CTCL.

In July 2025, we successfully completed the transfer of the manufacturing process for our synthetic hypericin active ingredient under our partnership agreement with Sterling. The transfer from Europe to the U.S. included the optimization and implementation of a commercially viable, scalable production process for this important active ingredient, which is used in the topical drug product formulations HyBryte™ and SGX302, being developed for the treatment of CTCL and psoriasis, respectively. Together with Sterling, we have enabled current good manufacturing practices (“cGMP”) requirements for clinical trials with the intent of establishing a long-term commercial manufacturing collaboration.

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

In November 2023, the FDA cleared the IND application for a Phase 2a clinical trial entitled, “Pilot Study of SGX945 (Dusquetide) in the Treatment of Aphthous Ulcers in Behçet’s Disease.” The study is designed to evaluate the safety and potential efficacy of SGX945 (dusquetide) in the resolution of aphthous flares in BD.

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

In July 2025, we announced completion of the Phase 2a proof of concept study evaluating SGX945 (dusquetide) in the treatment of BD and achievement of the study objective of demonstrating biological efficacy.

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

As a new chemical entity, an FDA approved RiVax® vaccine has the potential to qualify for a biodefense Priority Review Voucher (“PRV”). Approved under the 21st Century Cures Act in late 2016, the biodefense PRV is awarded upon approval as a medical countermeasure when the active ingredient(s) have not been otherwise approved for use in any context. PRVs are transferable and can be sold, with sales in recent years of approximately $100 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee ($2.50 million for fiscal year 2025).

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2025 Compared to June 30, 2024

For the three months ended June 30, 2025, we had a net loss of $2,701,976 as compared to a net loss of $1,644,502 for the same prior year period, representing increased net loss of $1,057,474. This increase in net loss was primarily due to an increase in operating expenses related to ongoing clinical trials and a decrease in other income which was attributable to the change in the fair value of debt during the three months ended June 30, 2024 with no corresponding change in fair value during the three months ended June 30, 2025. For the six months ended June 30, 2025, we had a net loss of $5,653,244 as compared to a net loss of $3,559,829 for the same prior year period, representing increased net loss of $2,093,415. This increase in net loss was primarily due to an increase in operating expenses related to ongoing clinical trials and a decrease in other income which was attributable to the change in the fair value of debt during the six months ended June 30, 2024 with no corresponding change in fair value during the six months ended June 30, 2025.

Our revenues and associated costs incurred related to government subawards received to support the evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. For the three months ended June 30, 2025, we had no revenue as compared to revenue of $2,342 for the same prior year period, representing a decrease in revenue of $2,342. We also incurred costs related to those revenues for the three months ended June 30, 2024 of $2,342. For the six months ended June 30, 2025, we had no revenue as compared to revenue of $119,371 for the same prior year period, representing a decrease in revenue of $119,371. We also incurred costs related to those revenues for the six months ended June 30, 2024 of $119,371.

Research and development expenses were $1,677,014 for the three months ended June 30, 2025 as compared to $501,158 for the same period in 2024, representing an increase of $1,175,856. The increase was primarily due to costs associated with our Phase 2 study in BD and the second confirmatory Phase 3 CTCL trial as well as increases in third-party manufacturing. Research and development expenses were $3,618,694 for the six months ended June 30, 2025 as compared to $1,596,198 for the same period in 2024, representing an increase of $2,022,496. The increase was primarily due to costs associated with our Phase 2 study in BD and the second confirmatory Phase 3 CTCL trial as well as increases in third-party manufacturing.

General and administrative expenses were $1,086,865 for the three months ended June 30, 2025, as compared to $1,243,517 for the same period in 2024, representing a decrease of $156,652. The decrease in general and administrative expenses for the three months ended June 30, 2025 was primarily attributable to decreases in professional fees offset by increases in various taxes. General and administrative expenses were $2,171,693 for the six months ended June 30, 2025, as compared to $2,265,568 for the same period in 2024, representing a decrease of $93,875. The decrease in general and administrative expenses for the six months ended June 30, 2025 was primarily attributable to decreases in professional fees offset by increases in various taxes.

Interest income, net for the three months ended June 30, 2025 was $69,823 as compared to $35,925 for the same period in 2024, representing an increase of $33,898. The increase is primarily associated with a reduction in interest expense resulting from repayment of convertible debt. Interest income, net for the six months ended June 30, 2025 was $145,851 as compared to $64,767 for the same period in 2024, representing an increase of $81,084. The increase is primarily associated with a reduction in interest expense resulting from repayment of convertible debt.

Financial Condition

Cash and Working Capital

As of June 30, 2025, we had cash and cash equivalents of $5,097,670 as compared to $7,819,514 as of December 31, 2024, representing a decrease of $2,721,844. As of June 30, 2025, we had working capital of

$1,691,345 as compared to working capital of $3,980,218 as of December 31, 2024, representing a decrease of $2,288,873. The decrease in cash and cash equivalents was primarily related to cash used in operating activities and repayment of convertible debt offset by cash received from financing activities during the six months ended June 30, 2025.

Based on our operating budget, current rate of cash outflows, cash on hand, and proceeds from government contract and grant programs, we believe that we have sufficient resources to support development activities, business operations, and meet our obligations through the first quarter of 2026. However, as of the date of filing this Quarterly Report on Form 10-Q, we do not have sufficient cash and cash equivalents to fund operations for at least 12 months following the issuance of these financial statements. These factors raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans, as of June 30, 2025, include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations.
●	additional proceeds from government contract and grant programs.

●	additional proceeds from the sale of shares of our common stock via the At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). We sold the remaining capacity of our At-The-Market (“ATM”) facility on July 1, 2025 under the prospectus supplement dated August 16, 2024. From July 1, 2025 through August 7, 2025, we issued 780,620 shares of common stock pursuant to our ATM facility at a weighted average price of $1.84 per share for total gross proceeds of approximately $1,439,300.

There is no assurance that we will be successful in securing sufficient financing on acceptable terms, if at all, to continue operations, enter into strategic transactions that provide the necessary capital, or implement other strategies to mitigate the substantial doubt about our ability to continue as a going concern. If these alternatives are unavailable or not secured on satisfactory terms, we will not have sufficient cash resources or liquidity to fund our operations for at least 12 months after the financial statements are issued. Failure to obtain adequate capital when needed may force us to delay, reduce, or eliminate business development efforts, negatively impacting our ability to achieve our objectives, remain competitive, and maintain our financial condition and operating results. On July 1, 2025, we sold 772,900 shares of common stock pursuant to our ATM facility for total gross proceeds of approximately $1,429,100 and in doing so, as of July 1, 2025 we have no further capacity on our ATM facility.

Additionally, macroeconomic and geopolitical uncertainties may further restrict access to capital, exacerbating liquidity challenges. Furthermore, concerns regarding our ability to continue as a going concern could negatively impact relationships with business partners, vendors, and other stakeholders.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding.
●	We will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners and expect to continue to do so for the foreseeable future.
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program is available.
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions.
●	We are currently evaluating additional equity/royalty/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Research and Development Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $4.8 million before any contract or grant reimbursements, all of which relates to the Specialized BioTherapeutics business segment. We do not anticipate any contract and grant reimbursements revenue in the next 12 months to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the six months ended June 30, 2025 and 2024:

	2025	2024
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$63,347	$107,731
SGX942 (Dusquetide)	113,663	(194,846)
HyBryte™ (SGX301 or synthetic hypericin)	3,213,012	1,336,749
Other	228,672	346,564
Total	$3,618,694	$1,596,198

Reimbursed under Government Contracts and Grants
HyBryte™ (investigator-initiated study)	—	119,371
Total	—	119,371
Grand Total	$3,618,694	$1,715,569

Contractual Obligations

We have commitments of approximately $230,000 as of June 30, 2025 over the next five years for several licensing agreements with partners and universities. Additionally, we are party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

In May 2025, we entered into an amendment of our lease for office space, resulting in the recognition of right-of-use assets and lease liabilities during the six months ended June 30, 2025 totaling $360,604. Pursuant to the amendment, the lease has been extended through October 2028. The current rent is $11,625 per month through October 2026. It increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

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

Provided the sole remaining future success-oriented milestone of FDA approval is attained, we will be required to make an additional payment of $5 million, if and when achieved. Such payment will be payable in our restricted securities provided such number of shares does not exceed 19.9% ownership of our outstanding stock. As of June 30, 2025, no other milestone or royalty payments have been paid or accrued.

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

In December 2020, we entered into a $20 million convertible debt financing agreement with Pontifax (the “Loan Agreement”). Under the terms of the Loan Agreement, we had access to up to $20 million in convertible debt financing  which accrued interest at a rate of 8.47% on borrowed amounts and an interest rate of 1% on amounts available but not borrowed as an unused line of credit fee. Payments of interest only were due for the first two years and thereafter, the outstanding principal was to be repaid in quarterly installments, as defined.

Upon the closing of this transaction, we borrowed an initial amount of $10 million and made no further borrowings through the term of the agreement.

In April 2023, we entered into an amendment to the Loan Agreement (the “2023 Amendment”). The 2023 Amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The 2023 Amendment adjusted certain payment provisions, and provided for an adjustment to the conversion price provisions with respect to the remaining principal amount to (i) 90% of the closing price of our common stock on the day before the delivery of a conversion notice with respect to the first 36,790 shares of our common stock issuable upon conversion and to (ii) $27.20 with respect to all shares of our common stock issuable upon conversion thereafter.

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option. As a result, we recognized $260,933 of other income from the change in the fair value of the convertible debt in our accompanying condensed consolidated statements of operations during the six months ended June 30, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

During the six months ended June 30, 2024, Pontifax delivered to us notices of conversion electing to convert a portion of the then outstanding principal balance into shares of our common stock. Accordingly, we issued 36,790 shares of our common stock resulting in a reduction of the outstanding principal balance totaling $254,256.

In October 2024, we entered into an amendment (the “2024 Amendment”) to the Loan Agreement, as amended. The 2024 Amendment reduced the conversion price with respect to the remaining principal amount outstanding to (i) $3.81 for the first 501,648 shares of our common stock issuable upon conversion and (ii) $4.23 with respect to all shares of our common stock issuable upon conversion thereafter. The remaining terms of the agreement remained in effect with minimal, non-material modifications to those terms. Pursuant to applicable accounting standards, after the 2024 amendment, we elected not to account for the amended convertible debt under the fair value option.  Accordingly, there was no further recognition for the impact of changes in fair value in our financial statements.

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

As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks are disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our other periodic reports on Form 10-Q and Form 8-K. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. Further, additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

The following risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our periodic reports on Form 10-Q and Form 8-K.

Risks Related to Our Securities

Shareholders may suffer substantial dilution related to issued pre-funded warrants, common stock warrants, options and convertible notes.

As of August 7, 2025, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of 1,467,581 shares of our common stock at a current weighted average exercise price of $11.01;

●	options to purchase approximately 112,332 shares of our common stock at a current weighted average exercise price of $38.99; and

●	5,929,412 shares of common stock available for future issuance under our 2025 Equity Incentive Plan.

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

ITEM 5 – OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Transition of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 11, 2025, Richard Straube, MD, age 73, retired from his employment as Chief Medical Officer and Senior Vice President of Soligenix, Inc. (the “Company”) effective August 12, 2025. Also on August 11, 2025, the Company and Dr. Straube entered into a one-year consulting agreement (the “Consulting Agreement”), pursuant to which Dr. Straube will serve as the Company’s Consulting Chief Medical Officer effective August 16, 2025.

Dr. Straube has been with the Company since January 2014, when he initially became the Company’s Chief Medical Officer and Senior Vice President. He is a board-certified pediatrician with over 35 years’ experience in both academia and industry, including clinical research experience in host-response modulation. Dr. Straube received his medical degree and residency training at the University of Chicago, completed a joint adult and pediatrician infectious diseases fellowship at the University of California, San Diego (“UCSD”), and as a Milbank Scholar completed training in clinical trial design at the London School of Hygiene and Tropical Medicine. While on the faculty at the UCSD Medical Center, his research focused on interventional studies for serious viral infections.

The Consulting Agreement provides that Dr. Straube will be an independent contractor and will receive an hourly consulting fee of $1,000 per hour for up to ten hours per month of consulting work. The term of the Consulting Agreement may be extended by successive periods of three months by mutual agreement of the Company and Dr. Straube.

The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Consulting Agreement effective as of August 16, 2025 between Soligenix, Inc. and Richard Straube, MD.*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13(a)-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

August 14, 2025	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)