Form 10-Q
period 2025-09-30
SOLIGENIX, INC.
filed 2025-11-07
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of October 31, 2025, 10,086,130 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,525,335	$7,819,514
Deferred issuance cost	—	103,847
Prepaid expenses and other current assets	355,578	905,269
Total current assets	10,880,913	8,828,630
Security deposit	22,777	22,777
Office furniture and equipment, net	7,812	6,113
Right-of-use lease assets	382,415	108,963
Total assets	$11,293,917	$8,966,483

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,206,796	$667,896
Accrued expenses	2,031,272	2,359,339
Accrued compensation	72,819	336,442
Lease liabilities, current	111,134	111,862
Convertible debt	—	1,372,873
Total current liabilities	3,422,021	4,848,412
Non-current liabilities:
Lease liabilities, net of current portion	273,920	—
Total liabilities	3,695,941	4,848,412

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $.001 par value; 75,000,000 shares authorized; 9,861,130 and 2,514,499 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9,861	2,514
Additional paid-in capital	249,697,269	238,040,520
Accumulated other comprehensive income	45,789	45,789
Accumulated deficit	(242,154,943)	(233,970,752)
Total shareholders’ equity	7,597,976	4,118,071
Total liabilities and shareholders’ equity	$11,293,917	$8,966,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Grant revenue	$—	$—	$—	$119,371
Total revenues	—	—	—	119,371
Cost of revenues	—	—	—	(119,371)
Gross profit	—	—	—	—
Operating expenses:
Research and development	1,583,879	968,689	5,202,573	2,564,887
General and administrative	996,604	896,547	3,168,297	3,162,115
Total operating expenses	2,580,483	1,865,236	8,370,870	5,727,002
Loss from operations	(2,580,483)	(1,865,236)	(8,370,870)	(5,727,002)
Other income (expense):
Foreign currency transaction (loss) gain	(2,815)	575	(11,648)	2,257
Interest income, net	52,351	78,836	198,202	143,603
Research and development incentives	—	—	—	(25,488)
CARES Act employee retention credit	—	66,444	—	66,444
Other income	—	—	125	43
Change in fair value of convertible debt	—	—	—	260,933
Total other income	49,536	145,855	186,679	447,792
Net loss applicable to common stockholders	$(2,530,947)	$(1,719,381)	$(8,184,191)	$(5,279,210)
Basic and diluted net loss per share	$(0.58)	$(0.78)	$(2.30)	$(3.84)
Basic and diluted weighted average common shares outstanding	4,329,649	2,203,929	3,557,339	1,376,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(2,530,947)	$(1,719,381)	$(8,184,191)	$(5,279,210)
Other comprehensive income:
Foreign currency translation adjustments	—	9,874	—	15,230
Comprehensive loss	$(2,530,947)	$(1,709,507)	$(8,184,191)	$(5,263,980)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2024	2,514,499	$2,514	$238,040,520	$45,789	$(233,970,752)	$4,118,071
Issuance of common stock pursuant to At Market Issuance Sales Agreement	1,758,725	1,760	4,664,661	—	—	4,666,421
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(103,847)	—	—	(103,847)
Issuance of common stock and pre-funded warrants in connection with September 2025 public offering	4,064,080	4,064	7,494,458	—	—	7,498,522
Issuance costs associated with September 2025 public offering	—	—	(742,549)	—	—	(742,549)
Issuance of common stock to vendors	32,346	32	76,568		—	76,600
Issuance of common stock upon exercise of pre-funded warrants	1,491,480	1,491	—	—	—	1,491
Share-based compensation expense	—	—	267,458	—	—	267,458
Net loss	—	—	—	—	(8,184,191)	(8,184,191)
Balance, September 30, 2025	9,861,130	$9,861	$249,697,269	$45,789	$(242,154,943)	$7,597,976

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	648,761	$649	$228,203,706	$22,243	$(225,704,176)	$2,522,422
Sale of common stock pursuant to At Market Issuance Sales Agreement	14,883	15	58,421	—	—	58,436
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(1,947)	—	—	(1,947)
Issuance of common stock and pre-funded warrants in connection with April 2024 public offering	204,694	205	4,741,195	—	—	4,741,400
Issuance costs associated with April 2024 public offering	—	—	(625,065)	—	—	(625,065)
Fractional shares issued in June 2024 reverse stock split	114,735	115	(115)	—	—	—
Issuance of common stock upon exercise of warrants	34,816	35	222,787	—	—	222,822
Issuance of common stock upon exercise of pre-funded warrants	537,500	537	8,063	—	—	8,600
Issuance of common stock from warrant inducement	703,125	703	4,218,047	—	—	4,218,750
Costs associated with warrant inducement	—	—	(7,552,457)	—	—	(7,552,457)
Warrant modification - incremental fair value	—	—	7,177,683	—	—	7,177,683
Issuance of common stock from conversion of debt	36,790	36	254,220	—	—	254,256
Share-based compensation expense	—	—	174,268	—	—	174,268
Foreign currency translation adjustment	—	—	—	15,230	—	15,230
Net loss	—	—	—	—	(5,279,210)	(5,279,210)
Balance, September 30, 2024	2,295,304	$2,295	$236,878,806	$37,473	$(230,983,386)	$5,935,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2025	3,504,950	$3,505	$241,403,653	$45,789	$(239,623,996)	$1,828,951
Issuance of common stock pursuant to At Market Issuance Sales Agreement	780,620	781	1,422,463	—	—	1,423,244
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(31,682)	—	—	(31,682)
Issuance of common stock and pre-funded warrants in connection with September 2025 public offering	4,064,080	4,064	7,494,458	—	—	7,498,522
Issuance costs associated with September 2025 public offering	—	—	(742,549)	—	—	(742,549)
Issuance of common stock to vendors	20,000	20	46,580	—	—	46,600
Issuance of common stock upon exercise of pre-funded warrants	1,491,480	1,491	—	—	—	1,491
Share-based compensation expense	—	—	104,346	—	—	104,346
Net loss	—	—	—	—	(2,530,947)	(2,530,947)
Balance, September 30, 2025	9,861,130	$9,861	$249,697,269	$45,789	$(242,154,943)	$7,597,976

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2024	1,542,480	$1,542	$232,699,640	$27,599	$(229,264,005)	$3,464,776
Issuance of common stock pursuant to At Market Issuance Sales Agreement	14,883	15	58,421	—	—	58,436
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(1,947)	—	—	(1,947)
Issuance of common stock upon exercise of warrants	34,816	35	222,787	—	—	222,822
Issuance of common stock from warrant inducement	703,125	703	4,218,047	—	—	4,218,750
Issuance costs associated with warrant inducement	—	—	(7,552,457)	—	—	(7,552,457)
Warrant modification - incremental fair value	—	—	7,177,683	—	—	7,177,683
Share-based compensation expense	—	—	56,632	—	—	56,632
Foreign currency translation adjustment	—	—	—	9,874	—	9,874
Net loss	—	—	—	—	(1,719,381)	(1,719,381)
Balance, September 30, 2024	2,295,304	$2,295	$236,878,806	$37,473	$(230,983,386)	$5,935,188

The accompanying notes are an integral part of these condensed consolidated financial statements

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Operating activities:
Net loss	$(8,184,191)	$(5,279,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,222	4,765
Non-cash lease expense	87,152	89,686
Share-based compensation	267,458	174,268
Issuance of common stock to vendors for services	76,600	—
Change in fair value of convertible debt	—	(260,933)
Change in operating assets and liabilities:
Contracts and grants receivable	—	171,254
Prepaid expenses and other current assets	549,691	525,684
Research and development incentives receivable	—	51,879
Operating lease liability	(87,411)	(89,969)
Accounts payable and accrued expenses	30,653	(1,391,432)
Accrued compensation	(263,623)	(166,753)
Net cash flows from operating activities	(7,521,449)	(6,170,761)

Investing activities:
Purchases of office furniture and equipment	(3,921)	—
Net cash flows from investing activities	(3,921)	—

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	4,666,421	58,436
Costs associated with At Market Issuance Sales Agreement	—	(44,522)
Proceeds from issuance of common stock and pre-funded warrants	7,498,522	4,741,400
Issuance costs associated with public offerings	(562,370)	(625,065)
Proceeds from the exercise of warrants	1,491	4,450,172
Issuance costs associated with warrant inducement	—	(374,774)
Convertible debt repayments	(1,372,873)	(686,436)
Net cash flows from financing activities	10,231,191	7,519,211
Effect of exchange rate on cash and cash equivalents	—	45,569
Net increase in cash and cash equivalents	2,705,821	1,394,019
Cash and cash equivalents at beginning of period	7,819,514	8,446,158
Cash and cash equivalents at end of period	$10,525,335	$9,840,177
Supplemental information:
Cash paid for state income taxes	$103,541	$42,162
Cash paid for interest	$35,044	$183,771
Cash paid for lease liabilities:
Operating lease	$104,625	$102,300
Non-cash investing and financing activities:
Pontifax conversion of portion of debt principal into common stock	$—	$254,256
Right-of-use assets obtained in exchange for lease liabilities	$360,604	$—
Deferred issuance cost reclassified to additional paid-in capital	$103,847	$228,161
Offering costs included in accounts payable and accrued expenses	$180,179	$83,810
Warrant modification - incremental value	$—	$7,177,683

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

Results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the full year.

Liquidity

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of September 30, 2025, the Company had an accumulated deficit of $242,154,943 and working capital of $7,458,892. For the nine months ended September 30, 2025, the Company incurred a net loss of $8,184,191 and used $7,521,449 of cash in operating activities. The Company expects to continue generating losses in the foreseeable future, and its liquidity needs will depend largely on budgeted operational expenditures related to the advancement of its product candidates. Based on the Company’s operating budget, current rate of cash outflows, and cash on hand, management believes that the Company has sufficient resources to support development activities, business operations, and meet its obligations for at least the next twelve months from issuance of these financial statements in this Quarterly Report on Form 10-Q.

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

Nasdaq Capital Market Listing Requirements

On August 15, 2025, the Company received notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company it was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the Company reported stockholders’ equity of $1,828,951, which was below the Stockholders’ Equity Requirement for continued listing. This amount did not reflect common stock sales on July 1, 2025, which generated total gross proceeds of approximately $1,439,300. Additionally, as of the date of the Notice, the Company did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, market value of listed securities of at least $35 million, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The Notice had no immediate effect on the listing of the Company’s common stock and its common stock continues to trade on The Nasdaq Capital Market under the symbol “SNGX,” subject to the Company’s compliance with the other continued listing requirements.

The Company believes it has since regained compliance with the Stockholders’ Equity Requirement via a completed public offering on September 29, 2025 with total gross proceeds to the Company of approximately $7.5 million before deducting commissions and other estimated offering expenses of approximately $560,000. This information was conveyed to Nasdaq within the 45 calendar days required pursuant to the Notice. As of September 30, 2025, the Company had stockholders’ equity of $7,597,976.

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

The Company did not record any impairment of long-lived assets for the three and nine months ended September 30, 2025 and 2024.

Fair Value of Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2025. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the issuance. As of September 30, 2025, all previously deferred costs have been recognized.

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

The fair value of options issued during the nine months ended September 30, 2025 and 2024 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 6 years;
●	volatility of 116% for 2025 and 108% for 2024; and
●	risk free interest rates of 4.06% for 2025 and 4.76% for 2024.

The fair value of each option grant made during the nine months ended September 30, 2025 and 2024 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the requisite service period.

Foreign Currency Transactions and Translation

The Company’s UK Subsidiary’s functional currency, the British Pound, is translated into the U.S. Dollar for reporting purposes during consolidation, with related translation adjustments reported as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.  The Company recognizes foreign currency related transaction gains or losses as a component of net loss when incurred. Such transaction related foreign currency gains or losses were de minimus for the three and nine months ended September 30, 2025 and 2024.

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	As of September 30,
	2025	2024
Common stock purchase warrants	7,023,141	1,467,581
Stock options	297,097	56,427
Convertible debt	—	75,710
Total	7,320,238	1,599,718

Use of Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions such as the fair value of warrants and stock options and to accrue for clinical trials in process that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2025	2024
Clinical trial expenses	$1,576,977	$1,135,542
Other	454,295	1,223,797
Total	$2,031,272	$2,359,339

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. The Company elected to account for the amended convertible debt using the fair value option. As a result, the Company recognized $260,933 of other income from the change in the fair value of the convertible debt in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

During the nine months ended September 30, 2024, Pontifax delivered notices of conversion to the Company electing to convert a portion of the then outstanding principal balance into shares of the Company’s common stock. Accordingly, the Company issued 36,790 shares of the Company’s common stock resulting in a reduction of the outstanding principal balance totaling $254,256.

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

Note 5. Shareholders’ Equity

Common Stock

On September 29, 2025, the Company completed a public offering of 4,064,080 shares of its common stock, pre-funded warrants to purchase up to 1,491,480 shares of its common stock and common warrants to purchase up to 5,555,560 shares of its common stock at a combined public offering price of approximately $7.5 million. The pre-funded warrants have an exercise price of $0.001 per share, are exercisable immediately and have no expiration date. The common warrants have an exercise price of $1.35 per share, are exercisable immediately and expire five years from the issuance date. The Company also amended certain existing warrants to purchase an aggregate of 1,162,065 shares of common stock to reduce the exercise price to $1.35 per share and extend the expiration date such that they expire contemporaneously with the warrants sold in the offering. The total gross proceeds to the Company from the offering were approximately $7.5 million before deducting commissions and other estimated offering expenses payable by the Company of approximately $560,000.

Common stock transactions for the nine months ended September 30, 2025 are as follows:

●	The Company issued vendors 32,346 shares of common stock with a weighted average fair value of $2.37 per share.
●	The Company sold 1,758,725 shares of common stock pursuant to the Company’s At market Issuance Sales Agreement (“AGP Sales Agreement”) at a weighted average price of $2.68 per share.
●	The Company sold 4,064,080 shares of common stock and 1,491,480 pre-funded warrants pursuant to the September 2025 public offering for $1.35 per share.
●	The Company issued 1,491,480 shares of common stock pursuant to the exercise of pre-funded warrants associated with the September 2025 public offering with an exercise price of $0.001 per share.

From October 1, 2025 through October 31, 2025, the Company issued 225,000 shares of common stock pursuant to the exercise of warrants associated with the September 2025 public offering with an exercise price of $1.35 per share.

The issuance of the Company’s common stock to the vendors described above was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access to information about the Company. Each vendor represented to the Company that the vendor is not a “consultant” for purposes of Nasdaq Listing Rule 5635(c). The issuance of the Company’s common stock pursuant to the AGP Sales Agreement described above was registered on a Registration Statement on Form S-3.

The issuance of the Company’s common stock in connection with the September 2025 public offering and upon the exercise of the pre-funded warrants described above were registered on a Registration Statement on Form S-1.

AGP At Market Issuance Sales Agreement

In August 2024, the Company entered into the AGP Sales Agreement to sell shares of the Company’s common stock from time to time, through at-the-market sales (the “ATM”). In connection with the sale of shares via the ATM, the Company determines, among other things, the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. Pursuant to the terms, A.G.P./Alliance Global Partners (“AGP”) is entitled to compensation for its services in an amount up to 3% of the gross proceeds from the sale of shares under the ATM. The Company has no obligation to sell any shares under the ATM, and may suspend solicitation and offers at any time. The ATM may be terminated by the Company or AGP upon notice, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. The ATM will terminate upon the earliest of (a) December 15, 2026, (b) the sale of all of the shares of common stock subject to the ATM, (c) the termination of the AGP Sales Agreement as permitted therein, or (d) the mutual agreement of the parties.

The AGP Sales Agreement provided for the offer and sale of shares of common stock having an aggregate offering price of up to $5.8 million. As of July 1, 2025, the remaining capacity of the ATM facility subject to the AGP Sales Agreement was sold.

Note 6. Commitments and Contingencies

Licenses and Royalties

The Company has commitments of approximately $205,000 as of September 30, 2025 over the next five years for several licensing agreements with partners and universities. Additionally, the Company is party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

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

Pursuant to an agreement with Hy Biopharma, the Company is obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval is attained. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of September 30, 2025, no other milestone or royalty payments have been paid or accrued.

Leases

Pursuant to an amendment in May 2025, the Company’s lease for office space has been extended through October 2028. The current rent is $11,625 per month through October 2026. It increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

Employment Agreements

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

As a result of the above agreements, the Company has the following contractual obligations:

	Research and
Year	Development	Leases	Total
2025	$21,000	$34,875	$55,875
2026	46,000	140,017	186,017
2027	46,000	143,117	189,117
2028	46,000	121,416	167,416
2029	46,000	—	46,000
Total	$205,000	$439,425	$644,425

Note 7. Operating Segments

The Company operates in two reportable segments:

●	Specialized BioTherapeutics – Focuses on developing and commercializing products for orphan diseases and areas of unmet medical need in oncology and inflammation.
●	Public Health Solutions – Concentrates on vaccines and therapeutics for biodefense and infectious diseases.

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

Segment Revenues, Expenses and Operating Results

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended September 30, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	1,506,674	2,551	1,509,225	26,424	48,230	-	1,583,879
General and administrative	-	-	-	-	917,771	78,833	996,604
Adjusted loss from operations	(1,506,674)	(2,551)	(1,509,225)	(26,424)	(966,001)	(78,833)	(2,580,483)
Share-based compensation	25,787	-	25,787	(25,787)	78,559	(78,559)	-
Depreciation and amortization	546	91	637	(637)	274	(274)	-
Loss from operations	(1,533,007)	(2,642)	(1,535,649)	-	(1,044,834)	-	(2,580,483)
Other income, net	-	-	-	-	49,536	-	49,536
Net loss before income taxes	$(1,533,007)	$(2,642)	$(1,535,649)	$-	$(995,298)	$-	$(2,530,947)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended September 30, 2024:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	813,103	56,835	869,938	22,327	76,424	-	968,689
General and administrative	-	-	-	-	860,653	35,894	896,547
Adjusted loss from operations	(813,103)	(56,835)	(869,938)	(22,327)	(937,077)	(35,894)	(1,865,236)
Share-based compensation	20,598	618	21,216	(21,216)	35,416	(35,416)	-
Depreciation and amortization	953	158	1,111	(1,111)	478	(478)	-
Loss from operations	(834,654)	(57,611)	(892,265)	-	(972,971)	-	(1,865,236)
Other income, net	1,409	-	1,409	-	144,446	-	145,855
Net loss before income taxes	$(833,245)	$(57,611)	$(890,856)	$-	$(828,525)	$-	$(1,719,381)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the nine months ended September 30, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	4,780,375	64,218	4,844,593	81,996	275,984	-	5,202,573
General and administrative	-	-	-	-	2,980,613	187,684	3,168,297
Adjusted loss from operations	(4,780,375)	(64,218)	(4,844,593)	(81,996)	(3,256,597)	(187,684)	(8,370,870)
Share-based compensation	78,762	1,679	80,441	(80,441)	187,017	(187,017)	-
Depreciation and amortization	1,333	222	1,555	(1,555)	667	(667)	-
Loss from operations	(4,860,470)	(66,119)	(4,926,589)	-	(3,444,281)	-	(8,370,870)
Other income, net	-	-	-	-	186,679	-	186,679
Net loss before income taxes	$(4,860,470)	$(66,119)	$(4,926,589)	$-	$(3,257,602)	$-	$(8,184,191)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the nine months ended September 30, 2024:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$119,371	$-	$119,371	$-	$-	$-	$119,371
Cost of revenues	(119,371)	-	(119,371)	-	-	-	(119,371)
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	1,913,395	163,361	2,076,756	67,368	420,763	-	2,564,887
General and administrative	-	-	-	-	3,050,450	111,665	3,162,115
Adjusted loss from operations	(1,913,395)	(163,361)	(2,076,756)	(67,368)	(3,471,213)	(111,665)	(5,727,002)
Share-based compensation	62,210	1,823	64,033	(64,033)	110,235	(110,235)	-
Depreciation and amortization	2,859	476	3,335	(3,335)	1,430	(1,430)	-
Loss from operations	(1,978,464)	(165,660)	(2,144,124)	-	(3,582,878)	-	(5,727,002)
Other (expenses) income, net	(22,397)	-	(22,397)	-	470,189	-	447,792
Net loss before income taxes	$(2,000,861)	$(165,660)	$(2,166,521)	$-	$(3,112,689)	$-	$(5,279,210)

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the three months ended September 30:

	2025	2024
Loss from operations - reportable segments	$(1,535,649)	$(892,265)
Loss from operations - corporate	(1,044,834)	(972,971)
Interest income, net	52,351	78,836
Other income (expense), net	(2,815)	67,019
Net loss before income taxes	$(2,530,947)	$(1,719,381)

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the nine months ended September 30:

	2025	2024
Loss from operations - reportable segments	$(4,926,589)	$(2,144,124)
Loss from operations - corporate	(3,444,281)	(3,582,878)
Interest income, net	198,202	143,603
Other income (expense), net	(11,523)	304,189
Net loss before income taxes	$(8,184,191)	$(5,279,210)

Segment Assets

The Company’s total assets by segment as of September 30, 2025, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$88,414	$2,604	$91,018	$11,202,899	$11,293,917

The Company’s total assets by segment as of September 30, 2024, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$45,674	$2,387	$48,061	$10,428,918	$10,476,979

Significant Expense Categories Considered by CODM

The CODM regularly reviews the following significant expense categories when assessing segment performance and resource allocation:

●	Government Grant and Contract Funding – Both the Specialized BioTherapeutics and Public Health Solutions segments apply for and receive government grants and contracts. However, Public Health Solutions is exclusively funded by government sources, whereas Specialized BioTherapeutics utilizes a mix of government funding and shareholder investment.
●	Research & Development – Includes expenses for clinical trials, regulatory compliance, and R&D-related payroll.
●	General & Administrative – Comprises salaries, professional fees, and facility costs.
●	Share-Based Compensation – Represents non-cash stock option and restricted stock unit expenses.
●	Depreciation & Amortization – Costs related to the use of tangible and intangible assets.
●	Other Income/Expenses – Includes interest income and one-time gains/losses.

CODM and Use of Multiple Measures of Segment Profit/Loss

The Company's CODM primarily evaluates segment performance based on two key financial measures:

●	Advancement of Specialized BioTherapeutics Through a Combination of Funding Sources – Assesses the effectiveness of shareholder investment and government grants in progressing product development.
●	Ability to Secure Government Grants and Contracts (Public Health Solutions Only) – Determines segment sustainability and funding for shared resources.
●	Adjusted Loss from Operations – Excludes non-cash share-based compensation and depreciation/amortization expenses for a clearer picture of operating performance.
●	Net Loss Before Income Taxes – Incorporates all expenses, including non-cash charges and other income/expenses, for a comprehensive profitability analysis.
●
●

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

Note Regarding Nasdaq Capital Market Listing Requirements

On August 15, 2025, we received notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising us we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, we reported stockholders’ equity of $1,828,951, which was below the Stockholders’ Equity Requirement for continued listing. This amount did not reflect common stock sales on July 1, 2025, which generated total gross proceeds of approximately $1,439,300. Additionally, as of the date of the Notice, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, market value of listed securities of at least $35 million, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The Notice had no immediate effect on the listing of our common stock and our common stock continues to trade on The Nasdaq Capital Market under the symbol “SNGX,” subject to our compliance with the other continued listing requirements.

We believe we have since regained compliance with the Stockholders’ Equity Requirement via a completed public offering on September 29, 2025 with total gross proceeds to us of approximately $7.5 million before deducting commissions and other estimated offering expenses of approximately $560,000. This information was conveyed to Nasdaq within the 45 calendar days required pursuant to the Notice. As of September 30, 2025, we had stockholders’ equity of $7,597,976.

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

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
SGX945	Aphthous Ulcers in BD	Phase 2a protocol and Investigational New Drug (“IND”) clearance received from the FDA; Phase 2a study complete having achieved the study objective of demonstrating safety and biological efficacy

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, Ebola, and Marburg viruses	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

†	Contingent upon continued government contract/grant funding or other funding source.

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

In March 2024, we received agreement from the EMA on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease. This confirmatory 18-week study is expected to enroll approximately 80 patients across the U.S. and Europe.

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

In December 2024, we opened patient enrollment for our confirmatory Phase 3 study evaluating HyBryte™ (synthetic hypericin) in the treatment of CTCL with top-line results anticipated in the second half of 2026.

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

In October 2025, the first Data Monitoring Committee meeting for our confirmatory Phase 3 study evaluating HyBryte™ in the treatment of CTCL concluded that there were no safety concerns with the ongoing Phase 3 study and that HyBryte™ has an acceptable safety profile that remains consistent with the safety data from all prior clinical studies.

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

In June 2022, we received FDA IND clearance for our Phase 2a clinical trial (protocol number HPN-PSR-01) titled, "Phase 2 Study Evaluating SGX302 in the Treatment of Mild-to-Moderate Psoriasis." In December 2022, we initiated patient enrollment for the Phase 2a study (protocol number HPN-PSR-01) evaluating SGX302 in the treatment of mild-to-moderate psoriasis. The Phase 2a clinical trial (protocol number HPN-PSR-01) will target enrollment of up to 42 patients ages 18 years or older with mild to moderate, stable psoriasis covering 2 to 30% of the body. In both Parts A and B, all patients will apply the study drug twice per week and activate the drug with visible light 24 ± 6 hours later using the supplied visible light devices and according to the manufacturer's instructions. Patients will undergo treatments for a total of 18 weeks and, on completion, will be followed for a four-week follow-up period in which patients will not receive other psoriasis treatments. In Part A, five to ten patients will be assigned open-label SGX302 (0.25% hypericin) at the time of enrollment. Once the tolerability and response to SGX302 has been established, Part B of the protocol will commence. In Part B, patients will be randomized to double-blind treatment groups at a ratio 1:1 of active drug to placebo ointment. Active dermatologic assessment of treated lesions for adverse events will be performed immediately before and during light treatments. Patients will be assessed for overall disease status through four weeks of follow-

up. Efficacy endpoints will include the extent of lesion clearance and patient reported quality of life indices. Routine safety data also will be collected.

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

In July 2025, we announced completion of the Phase 2a proof of concept study evaluating SGX945 (dusquetide) in the treatment of BD and achievement of the study objective of demonstrating safety and biological efficacy.

In August 2025, we received orphan drug designation from the FDA for the active ingredient in SGX945 (dusquetide) in the treatment of BD.

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

In September 2025, we announced a publication describing the extended stability of ebolavirus vaccines using our ThermoVax® platform. Bivalent and trivalent vaccines, constructed from antigens against Zaire ebolavirus, SUDV and MARV and the CoVaccine HT™ antigen, were formulated in a single vial and subjected to long-term storage at up to 40°C (104°F). After two years of storage, all vaccines were unchanged and had equivalent potency as when initially manufactured. In collaboration with Axel Lehrer, PhD, Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, UH Manoa, the manuscript entitled "Thermostable Bivalent & Trivalent Filovirus Vaccines from Insect Cells: Potency Demonstrated after 3 Months and 2 Years", has been accepted for publication and is available online in Vaccine.

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

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2025 Compared to September 30, 2024

For the three months ended September 30, 2025, we had a net loss of $2,530,947 as compared to a net loss of $1,719,381 for the same prior year period, representing increased net loss of $811,566. This increase in net loss was primarily due to an increase in operating expenses related to ongoing clinical trials, a decrease in interest income and a CARES Act employee retention credit received during the three months ended September 30, 2024 with no corresponding employee retention credit received during the three months ended September 30, 2025. For the nine months ended September 30, 2025, we had a net loss of $8,184,191 as compared to a net loss of $5,279,210 for the same prior year period, representing increased net loss of $2,904,981. This increase in net loss was primarily due to an increase in operating expenses related to ongoing clinical trials and a decrease in other income which was attributable to the change in the fair value of debt during the nine months ended September 30, 2024 with no corresponding change in fair value during the nine months ended September 30, 2025.

Our revenues and associated costs incurred related to government subawards received to support the evaluation of HyBryte™ for expanded treatment in patients with early-stage CTCL. We had no revenue or related costs for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, we had no revenue as compared to revenue of $119,371 for the same prior year period, representing a decrease in revenue of $119,371. We also incurred costs related to those revenues for the nine months ended September 30, 2024 of $119,371.

Research and development expenses were $1,583,879 for the three months ended September 30, 2025 as compared to $968,689 for the same period in 2024, representing an increase of $615,190. The increase was primarily due to costs associated with our second confirmatory Phase 3 CTCL trial. Research and development expenses were $5,202,573 for the nine months ended September 30, 2025 as compared to $2,564,887 for the same period in 2024, representing an increase of $2,637,686. The increase was primarily due to costs associated with our Phase 2 study in BD and the second confirmatory Phase 3 CTCL trial as well as increases in third-party manufacturing.

General and administrative expenses were $996,604 for the three months ended September 30, 2025, as compared to $896,547 for the same period in 2024, representing an increase of $100,057. The increase in general and administrative expenses for the three months ended September 30, 2025 was primarily attributable to increases in professional fees, various taxes and stock related expenses. General and administrative expenses were $3,168,297 for the nine months ended September 30, 2025, as compared to $3,162,115 for the same period in 2024, representing an increase of $6,182. The increase in general and administrative expenses for the nine months ended September 30, 2025 was primarily attributable to increases in various taxes and stock related expenses offset by a decrease in professional fees.

Interest income, net for the three months ended September 30, 2025 was $52,351 as compared to $78,836 for the same period in 2024, representing a decrease of $26,485. The decrease is primarily associated with lower cash balances prior to completing a public offering on September 29, 2025. Interest income, net for the nine months ended September 30, 2025 was $198,202 as compared to $143,603 for the same period in 2024, representing an increase of $54,599. The increase is primarily associated with a reduction in interest expense resulting from repayment of convertible debt.

Financial Condition

Cash and Working Capital

As of September 30, 2025, we had cash and cash equivalents of $10,525,335 as compared to $7,819,514 as of December 31, 2024, representing an increase of $2,705,821. As of September 30, 2025, we had working capital of $7,458,892 as compared to working capital of $3,980,218 as of December 31, 2024, representing an increase of $3,478,674. The increase in cash and cash equivalents was primarily related to cash received from a public offering completed on September 29, 2025 offset by cash used in operating activities and repayment of convertible debt during the nine months ended September 30, 2025.

Based on our operating budget, current rate of cash outflows, and cash on hand, we believe we have sufficient resources to support development activities, business operations, and meet our obligations for at least the next twelve months from issuance of these financial statements in this Quarterly Report on Form 10-Q.

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

Research and Development Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $3.8 million before any contract or grant reimbursements, all of which relates to the Specialized BioTherapeutics business segment. We do not anticipate any contract and grant reimbursements revenue in the next 12 months to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the nine months ended September 30, 2025 and 2024:

	2025	2024
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$65,897	$165,183
SGX942 (Dusquetide)	44,806	(435,562)
HyBryte™ (SGX301 or synthetic hypericin)	4,814,331	2,411,168
Other	277,539	424,098
Total	$5,202,573	$2,564,887

Reimbursed under Government Contracts and Grants
HyBryte™ (investigator-initiated study)	—	119,371
Total	—	119,371
Grand Total	$5,202,573	$2,684,258

Contractual Obligations

Licenses and Royalties

We have commitments of approximately $205,000 as of September 30, 2025 over the next five years for several licensing agreements with partners and universities. Additionally, we are party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

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

Pursuant to an agreement with Hy Biopharma, we are obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval is attained. Such payment will be payable in our restricted securities provided such number of shares does not exceed 19.9% ownership of our outstanding stock. As of September 30, 2025, no other milestone or royalty payments have been paid or accrued.

Leases

Pursuant to an amendment in May 2025, our lease for office space has been extended through October 2028. The current rent is $11,625 per month through October 2026. It increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

Employment Agreements

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

Debt Financing

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option. As a result, we recognized $260,933 of other income from the change in the fair value of the convertible debt in our accompanying condensed consolidated statements of operations during the nine months ended September 30, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

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

As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Risks Related to Our Securities

Shareholders may suffer substantial dilution related to issued pre-funded warrants, common stock warrants, options and convertible notes.

As of October 31, 2025, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of 6,798,141 shares of our common stock at a current weighted average exercise price of $2.36;

●	options to purchase approximately 147,876 shares of our common stock at a current weighted average exercise price of $30.32; and

●	5,909,412 shares of common stock available for future issuance under our 2025 Equity Incentive Plan.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 14, 2025 and September 22, 2025, we issued vendors 12,346 and 20,000 shares of common stock with a fair value of $2.43 and $2.33 per share, respectively. Such issuances are exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to information about us. The vendors represented to us that the vendors are not “consultants” for purposes of Nasdaq Listing Rule 5635(c).

ITEM 5 – OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLIGENIX, INC.

November 07, 2025	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 07, 2025	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)