Form 10-K
period 2025-12-31
SOLIGENIX, INC.
filed 2026-03-31
CIK 812796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $4,590,609 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on The Nasdaq Capital Market on June 30, 2025.

On March 24, 2026, there were 10,306,079 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SOLIGENIX, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2025

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

Development programs in this business segment also include expansion of synthetic hypericin into psoriasis (SGX302), and our first-in-class Innate Defense Regulator (“IDR”) technology, dusquetide, for the treatment of inflammatory diseases, including aphthous ulcers in Behçet’s Disease (“BD”) (SGX945) and oral mucositis in head and neck cancer (SGX942).

Our Public Health Solutions business segment includes development programs for (i) RiVax®, a ricin toxin vaccine candidate, (ii) SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease, and (iii) various vaccine programs, including a program targeting filoviruses (such as Marburg virus (“MARV”) and Ebola virus (“EBOV”)) and CiVax™, a vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

Our business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continuing discussions with the U.S. Food and Drug Administration (“FDA”) on potential modifications to the development path to adequately address their feedback.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2 clinical trial, where previous studies with dusquetide in BD have validated the biologic activity in aphthous ulcers in BD.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting EBOV, Sudan virus (“SUDV”), and MARV and multivalent combinations), with U.S. government or non-governmental organization funding support.
●	Continue to apply for additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); new drug application (“NDA”) submitted to FDA December 2022; FDA refusal to file (“RTF”) letter received February 2023; second Phase 3 trial based upon EMA-accepted protocol began patient enrollment in December 2024 with interim analysis expected in Q2 2026 and top-line results anticipated in the second half of 2026; discussions continue with FDA on modifying the development path to adequately address FDA’s preference for a longer duration comparative study over a placebo-controlled trial

SGX302	Mild-to-Moderate Psoriasis	Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol

Soligenix Product Candidate	Therapeutic Indication	Stage of Development

and Investigation New Drug (“IND”) clearance received from the FDA; Phase 2a study remains ongoing having demonstrated biological effect in Cohort 1, clinically meaningful benefit in Cohorts 2 and 3, including expanded benefit with a gel formulation in Cohort 3.

SGX945	Aphthous Ulcers in BD	Phase 2a protocol and IND clearance received from the FDA; Phase 2a study complete having achieved the study objective of demonstrating safety and biological efficacy

SGX942†	Oral Mucositis in Head and Neck Cancer

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

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, EBOV, and MARV	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical

†	Contingent upon continued government contract/grant funding or other funding source.

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

Synthetic hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing UV light) is a major advance in photodynamic therapy. In a small published Phase 1/2 proof of concept pilot clinical study using synthetic hypericin twice weekly for six weeks, statistically significant efficacy was demonstrated in patients with CTCL (58.3% response, p=0.04) and psoriasis (80% response, p<0.02). Subsequently, a published Phase 3 study in CTCL has further confirmed the biological efficacy of synthetic hypericin (termed HyBryte™ in the context of CTCL). A confirmatory, placebo-controlled Phase 3 study based upon an EMA-accepted protocol is actively enrolling with interim analysis expected in the second quarter of 2026 and top-line results expected in the second half of 2026.

HyBryte™ – for Treating Cutaneous T-Cell Lymphoma

HyBryte™ is a novel, first-in-class, PDT, that utilizes safe visible light for activation. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible fluorescent light 16 to 24 hours later.

Based on the positive and previously published Phase 1/2 results, we initiated our Phase 3 clinical study of HyBryte™ for the treatment of CTCL during December 2015 and completed the trial in 2020. This trial, referred to as the FLASH study, aimed to evaluate the response to HyBryte™ as a skin directed therapy to treat early stage CTCL. We completed the study with approximately 35 CTCL centers across the U.S. participating in this trial. The Phase 3 protocol was a highly powered, double-blind, randomized, placebo-controlled, multicenter trial that enrolled 169 subjects (166 evaluable). The trial consisted of three treatment cycles, each of eight weeks duration. Treatments were administered twice weekly for the first six weeks and treatment response was determined at the end of the eighth week. In the first treatment cycle, approximately 66% of subjects received HyBryte™ and 33% received placebo treatment of their index lesions. In the second cycle, all subjects received HyBryte™ treatment of their index lesions, and in the third cycle, all subjects received HyBryte™ treatment of all of their lesions. The majority of subjects enrolled elected to continue into the third optional, open-label cycle of the study. Subjects were followed for an additional six months after their last evaluation visit. The primary efficacy endpoint was assessed on the percentage of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a partial or complete response of the treated lesions, defined as a ≥ 50% reduction in the total Composite Assessment of Index Lesion Disease Severity (“CAILS”) score for three index lesions at the Cycle 1 evaluation visit (Week 8) compared to the total CAILS score at baseline. Secondary endpoints for the trial included the duration of responses, the extent of the regression of the tumors, and the safety of the treatment. We continue to work closely with the Cutaneous Lymphoma Foundation, as well as the National Organization for Rare Disorders.

Over the course of 2020, analysis of the Phase 3 FLASH study data was completed. The study enrolled 169 patients (166 evaluable) randomized 2:1 to receive either HyBryte™ (116 patients) or placebo (50 patients) and demonstrated a statistically significant treatment response (p=0.04) in the CAILS primary endpoint assessment at 8 weeks for Cycle 1. A total of 16% of the patients receiving HyBryte™ achieved at least a 50% reduction in their index lesions compared to only 4% of patients in the placebo group at 8 weeks. HyBryte™ treatment in the first cycle was safe and well tolerated.

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

In August 2023, patient enrollment was opened for the investigator-initiated study (“IIS”). The IIS is supported by an Orphan Products Development grant of $2.6 million over four years awarded by the FDA to a prestigious academic institution that was a leading enroller in the published positive Phase 3 FLASH study in the treatment of early-stage CTCL. The IIS will evaluate the expanded treatment, including up to 12 months of treatment, with HyBryte™ in patients with early-stage CTCL.

In March 2024, we received agreement from the EMA on the key design components of a confirmatory Phase 3 placebo-controlled study evaluating the safety and efficacy of HyBryte™ in the treatment of CTCL patients with early-stage disease. This confirmatory 18-week study is expected to enroll approximately 80 patients.

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

In April 2025, we announced positive interim results from the ongoing open-label, IIS evaluating extended HyBryte™ treatment for up to 54 weeks in patients with early-stage CTCL. Following 18 weeks of treatment, 75% of patients achieved "Treatment Success," reinforcing HyBryte™ as a potentially safe and fast-acting therapy for this chronic and underserved cancer. To date, nine patients have been enrolled and treated with HyBryte™ over a time period of up to 54 weeks, with all data for the Week 18 timepoint now complete. Consistent with the Phase 3 trials, Treatment Success is predefined as a greater than or equal to 50% improvement in the cumulative mCAILS score compared to Baseline. Of the eight patients who could be evaluated through Week 18, six (75%) had a Treatment Success. The 18-week treatment window is the same window that is being evaluated in the FLASH2 double-blind, placebo-controlled, randomized study that is currently enrolling patients. This rapid response is a distinct advantage of HyBryte™ therapy, with many other therapies used in CTCL taking up to six to 12 months to generate a clinically meaningful treatment response. Of these eight evaluable patients through Week 18, four have gone on to complete the 54-week treatment with an average maximum improvement in mCAILS score of 85%, with three of the eight evaluable patients achieving a complete response over the course of the study. HyBryte™ appears to be safe and well tolerated in all patients. The trial is sponsored by Ellen Kim, MD, Director, Penn Cutaneous Lymphoma Program, Vice Chair of Clinical Operations, Dermatology Department, and Professor of Dermatology at the Hospital of the University of Pennsylvania who was a leading enroller in the Phase 3 FLASH study for the treatment of early-stage CTCL.

In July 2025, we successfully completed the transfer of the manufacturing process for our synthetic hypericin active ingredient under our partnership agreement with Sterling. The transfer from Europe to the U.S. included the optimization and implementation of a commercially viable, scalable production process for this important active ingredient, which is used in the topical drug product formulations of HyBryte™ and SGX302, being developed for the treatment of CTCL and psoriasis, respectively. Together with Sterling, we have enabled current good manufacturing practices (“cGMP”) requirements for clinical trials with the intent of establishing a long-term commercial manufacturing collaboration.

In October 2025, the first Data Monitoring Committee meeting for our confirmatory Phase 3 study evaluating HyBryte™ in the treatment of CTCL concluded that there were no safety concerns and that HyBryte™ has an acceptable safety profile that remains consistent with the safety data from all prior clinical studies.

In November 2025, we successfully completed the planned enrollment of 50 patients necessary for the planned interim analysis in the second quarter of 2026 for our confirmatory Phase 3 study evaluating HyBryte™ in the treatment of CTCL and updated our enrollment progress to 66 patients in February of 2026.

In March 2026, a summary of all clinical trials completed to date evaluating HyBryte™ as a treatment for CTCL was published in the peer-reviewed medical journal Expert Opinion on Investigational Drugs.

In March 2026, findings from recent supportive trials with HyBryte™ in the treatment of CTCL were presented at the U.S. Cutaneous Lymphoma Consortium Workshop, preceding the American Academy of Dermatology Annual Meeting.

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

CTCL constitutes a rare group of NHLs, occurring in about 4% of the more than 1.7 million individuals living with the disease in the U.S. and Europe (European Union and United Kingdom). It is estimated, based upon review of historic published studies and reports and an interpolation of data on the incidence of CTCL that it affects approximately 31,000 individuals in the U.S. (based on SEER data, with approximately 3,200 new cases seen annually) and approximately 38,000 individuals in Europe (based on ECIS prevalence estimates, with approximately 3,800 new cases annually). We estimate, based upon review of historic published studies and reports and an interpolation of data on the incidence of CTCL, that it affects over 20,000 individuals in the U.S., with approximately 2,800 new cases seen annually.

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

In December 2025, we announced extended results of our ongoing Phase 2a trial of SGX302 (synthetic hypericin) for the treatment of mild-to-moderate psoriasis. In this extension (Cohort 3) of the exploratory phase of the study, an additional four patients were enrolled and treated with an improved topical gel formulation of synthetic hypericin. The Cohort 3 patients were treated for the same 18-week period as Cohorts 1 and 2, but utilized an optimized gel formulation of synthetic hypericin. The gel formulation was specifically designed to improve ease of application to larger areas of the skin. SGX302 gel therapy was well tolerated by all patients with no drug related adverse events identified.  On average over the three evaluable patients (one patient discontinued for personal reasons), there were improvements in the Investigator Global Assessment (“IGA”), the Psoriasis Activity and Severity Index (“PASI”), the simplified psoriasis index, the dermatology life quality index and the Skindex-29 questionnaire. One patient achieved a disease status of "Almost Clear" using the IGA, which is considered a standard clinical measure for treatment success in psoriasis, with a substantial improvement in their PASI score, exceeding 50%. These outcomes were very similar to or improved relative to those obtained with the previous ointment formulation, as expected given the comparable release characteristics of the two formulations and the enhanced ease of application of the gel. In totality, the initial exploratory phase of the study has confirmed that SGX302 improves psoriasis lesions, consistent with the general success of photodynamic therapies in psoriasis, and is well tolerated, potentially providing a non-carcinogenic, non-mutagenic treatment for the thicker lesions found in psoriasis.

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

SGX945 – for Treating Aphthous Ulcers in Behçet’s Disease

SGX945 is our product candidate containing our IDR technology, dusquetide, targeting the treatment of aphthous ulcers in BD. BD is an orphan disease and an area of unmet medical need. The Phase 2a study completed in July 2025, which evaluated control of oral ulcers in BD, reported beneficial effects for 7 of 8 patients, over the 4 weeks of treatment as well as a potentially enduring effect through the 4 weeks of follow-up. Many BD treatments, including the most recently approved apremilast (Otezla®), do not have an enduring impact, necessitating frequent and continuous administration. Using the Phase 3 study of apremilast as a baseline for comparison, this open-label study indicated that the area under the curve (AUC; a composite measurement of both peak number of oral ulcers and the time to resolution of the oral ulcers), average number of oral ulcers, and improvements in oral pain for SGX945 were similar to outcomes obtained in the apremilast study. Notably, outcomes in weeks 5 through 8 continued to show similar outcomes, even though apremilast treatment was continued through this period whereas SGX945 treatment was stopped at Week 4, per study design.

The primary endpoint in the Phase 3 apremilast study was the AUC of the mean number of ulcers versus time.  Using this same endpoint after 4 weeks of treatment, the SGX945 treated group had a 40% improvement relative to the placebo group from the Phase 3 apremilast study, whereas apremilast had a 37% improvement relative to placebo. This improvement was sustained throughout the 4-week follow-up after treatment with SGX945, with 32% improvement evaluated at Week 8 despite treatment having stopped at Week 4. In contrast, apremilast, which was continuously administered through Week 12, had a 41% improvement at Week 8.

The improvements in oral pain mimicked the results in the AUC measurement. Seven of 8 patients reported perceived benefit with SGX945 treatment, with common outcomes including reduced duration of oral ulcers, reduced number of oral ulcers, and reduced oral pain. One patient began the study with a punctuated skin ulcer and this also resolved during the 4-week treatment with SGX945. Skin ulcers are generally considered very difficult to resolve and usually require protracted treatment. Notably, some patients also explicitly reported experiencing fewer ulcers and less pain during the 4-week follow-up period, as also reflected in the numerical analysis. SGX945 was well-tolerated with no treatment-related adverse events. Common adverse events for apremilast included diarrhea (41% of patients), nausea (19% of patients) and headache (14% of patients), none of which were observed with SGX945.

In January 2024, SGX945 received Fast Track designation from the FDA for the treatment of oral lesions of BD.

In August 2025, we received orphan drug designation from the FDA for the active ingredient in SGX945 (dusquetide) in the treatment of BD.

In December 2025, results from the Phase 2a proof of concept study evaluating SGX945 (dusquetide) in the treatment of BD were published in Rheumatology (Oxford), in an article entitled "Results from a Pilot Study of Dusquetide for the Treatment of Aphthous Ulcers Associated with Behçet Syndrome".

In February 2026, we received a positive recommendation from the EMA Committee for Orphan Medicinal Products on our request for orphan drug designation for SGX945 (dusquetide) for the treatment of BD following review of the recently published Phase 2a clinical results demonstrating biological efficacy and safety in patients with BD.

In March 2026, SGX945 (dusquetide) was granted PIM designation in the UK by the MHRA for the treatment of BD.

In March 2026, the European Commission granted orphan drug designation to SGX945 (dusquetide) for the treatment of BD.

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

During April 2020, we obtained an exclusive worldwide license for CoVaccine HT™, a novel vaccine adjuvant, from SERB Pharmaceuticals (formerly BTG Specialty Pharmaceuticals, a division of Boston Scientific Corporation) (“SERB”), for the fields of coronavirus infection (including SARS-CoV-2, the cause of COVID-19), and pandemic flu. CoVaccine HT™ is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CoVaccine HT™ in the development of our heat stable filovirus vaccine program, with vaccine candidates against EBOV and MARV disease. Given this previous success, CoVaccine HT™ will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV-2, the cause of COVID-19. The license agreement was executed between us and SERB, which owns the CoVaccine HT™ intellectual property.

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

During August 2021, positive data demonstrated the efficacy of multiple filovirus vaccine candidates in NHP, including thermostabilized multivalent vaccines in a single vial platform presentation. Collaborators at UH Manoa describe the potent efficacy of vaccine candidates protecting against three life-threatening filoviruses, EBOV, SUDV and MARV in an article titled "Recombinant Protein Filovirus Vaccines Protect Cynomolgus Macaques from Ebola, Sudan, and Marburg Viruses", published in Frontiers in Immunology. These vaccine candidates contain highly purified protein antigens combined with the novel CoVaccine HT™ adjuvant, in both monovalent (single antigen) and bivalent (two antigen) formulations. Most recently, efforts to formulate all three antigens and adjuvant into a thermostable single-vial vaccine platform has also been shown to protect 75% of vaccinated NHPs against subsequent SUDV challenge, with further development to test efficacy against other filovirus infections ongoing.

During August 2021, Vaccine published a scientific article describing the formulation of single-vial platform presentations of monovalent (single antigen), bivalent (two antigens) and trivalent (three antigens) combinations of filovirus vaccine candidates.

In December 2021, 100% protection of NHPs against lethal SUDV challenge was achieved using a bivalent, thermostabilized vaccine formulated in a single vial, reconstituted only with water immediately prior to use. This milestone is part of an ongoing collaboration with UH Manoa and further demonstrates the broad applicability of the vaccine platform, and its potential role in the U.S. government's initiative for pandemic preparedness.

In May 2022, the U.S. Patent and Trademark Office issued a Notice of Allowance for the patent application titled “Composition and Methods of Manufacturing Trivalent Filovirus Vaccines.” The allowed claims are directed to unique, proprietary composition and methods directed to combinations of glycoprotein antigens with nano-emulsion adjuvants comprising sucrose fatty acid esters prior to lyophilization. The described vaccine platform has previously been successfully applied to filovirus vaccines (as mono-, bi- and tri-valent candidates for EBOV, SUDV and MARV) as well as SARS-CoV-2 vaccine. No currently licensed lyophilized vaccine that contains an adjuvant is presented in a single vial format and there are few reports of successfully using nano-emulsions in lyophilized formulations. Previous work has demonstrated the use of a single vial platform to co-lyophilize antigen(s) and a nano-emulsion adjuvant, CoVaccine HT™, maintaining key adjuvant stability characteristics including particle size and colloidal stability, as well as maintaining immunogenicity. This most recent milestone confirms that, in the context of lethal challenge with SUDV, complete protection is maintained with the thermostabilized formulation.

In June 2022, 100% protection of NHPs against lethal MARV challenge was achieved using a bivalent, thermostabilized vaccine formulated in a single vial, reconstituted only with sterile water immediately prior to use. This important milestone is part of an ongoing collaboration with UH Manoa, demonstrating the successful presentation of one or more antigen(s) within the same formulation while maintaining full potency and thermostability. It further demonstrates the broad applicability of the heat stable vaccine platform, and its potential role in the U.S. government's initiative for pandemic preparedness.

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

In January 2024, Vaccine published the preclinical efficacy results of our novel, single-vial, thermostabilized bivalent filovirus vaccine providing 100% protection against both SUDV and MARV infections. The manuscript was entitled “Thermostable bivalent filovirus vaccine protects against severe and lethal Sudan ebolavirus and marburgvirus infection”.

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

In September 2025, we announced a publication describing the extended stability of filovirus vaccines using our ThermoVax® platform. Bivalent and trivalent vaccines, constructed from antigens against EBOV, SUDV and MARV and the CoVaccine HT™ antigen, were formulated in a single vial and subjected to long-term storage at up to 40°C (104°F). After two years of storage, all vaccines were unchanged and had equivalent potency as when initially manufactured. In collaboration with Axel Lehrer, PhD, Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, John A. Burns School of Medicine, UH Manoa, the manuscript entitled "Thermostable Bivalent & Trivalent Filovirus Vaccines from Insect Cells: Potency Demonstrated after 3 Months and 2 Years", has been accepted for publication and is available online in Vaccine.

As a vaccine for a neglected tropical disease, an FDA approved SuVax™, MarVax™ or combined vaccine has the potential to qualify for a Tropical Disease Priority Review Voucher (“PRV”). PRVs are transferable and can be sold, with sales in recent years of approximately $200 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee (approximately $2.0 million for fiscal year 2026).

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

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the National Institutes of Health (“NIH”), granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® pursuant to which we were awarded an additional $21.2 million of funding in the aggregate. The development agreements with EBS and IDT were specifically funded under this NIH contract. No funds are remaining from any of these grants.

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

In December 2022, we published a paper demonstrating statistically significant correlates of protection predicting survival after lethal aerosolized ricin challenge in non-human primates. The article titled “Serum antibody profiling identifies vaccine-

induced correlates of protection against aerosolized ricin toxin in rhesus macaques” was published in the journal npj Vaccines.

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

Before human clinical testing in the U.S. of a new drug compound or biological product can commence, an IND application is required to be submitted to the FDA. The IND application includes results of pre-clinical animal studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

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

Third-Party Suppliers and Manufacturers

Drug substance and drug product manufacturing is outsourced to qualified suppliers. We do not have manufacturing capabilities/infrastructure and do not intend to develop the capacity to manufacture drug products substances. We have agreements with third-party manufacturers to supply bulk drug substances for our product candidates and with third parties to formulate, package and distribute our product candidates. Our employees include professionals with expertise in pharmaceutical manufacturing development, quality assurance and third-party supplier management who oversee work conducted by third-party companies. We believe that we have on hand or can easily obtain sufficient amounts of product candidates to complete our currently contemplated clinical trials. All of the drug substances used in our product candidates currently are manufactured by single suppliers. While we have not experienced any supply disruptions, the number of manufacturers of the drug substances is limited. In the event it is necessary or advisable to acquire supplies from alternative suppliers, assuming commercially reasonable terms could be reached, the challenge would be the efficient transfer of technology and know-how from current manufacturers to the new supplier. Formulation and distribution of our finished product candidates also currently are conducted by single suppliers but we believe that alternative sources for these services are readily available on commercially reasonable terms, subject to the efficient transfer of technology and know-how from current suppliers to the new supplier.

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

On September 9, 2016, we and SciClone entered into an exclusive license agreement, pursuant to which we granted rights to SciClone to develop, promote, market, distribute and sell SGX942 in the People’s Republic of China, including Hong Kong and Macau, as well as Taiwan, South Korea and Vietnam. Under the terms of the license agreement, SciClone will be responsible for all aspects of development, product registration and commercialization in the territories, having access to data generated by us. In exchange for exclusive rights, SciClone will pay us royalties on net sales, and we will supply commercial drug product to SciClone on a cost-plus basis, while maintaining worldwide manufacturing rights. We also entered into a common stock purchase agreement with SciClone pursuant to which we sold 1,471 shares of our common stock to SciClone for approximately $2,040 per share, for an aggregate price of approximately $3 million.

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

SGX302 Competition

There is currently no approved cure for psoriasis and treatments are prescribed to manage symptoms. The FDA has approved several topical and systemic treatments for psoriasis. Systemic therapies dominate the treatment of severe and increasingly the more severe moderate patients, and include biologics aimed at reducing systemic inflammation. Skin directed therapy remains the primary treatment for mild-to-moderate disease. Current therapies for mild-to-moderate disease include PUVA, (a photodynamic therapy), emollients, topical steroids, vitamin D preparations including retinoids (e.g., Sorilux®, Dovonex®, Cacitrene®), coal tar, salicylic acid, calcineurin inhibitors (e.g., Prograf®, Elidel®, Zorac®, Tazorac®) and dithranols (e.g., Drithocreme®). Other phototherapy approaches include the use of both broad-band and narrow-band ultraviolet B light. There are also a number of ongoing Phase 2 and 3 clinical trials in mild to moderate psoriasis.

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

SGX94/942/945 Competition

Because SGX94 (dusquetide) uses a novel mechanism of action in combating bacterial infections, there are no direct competitors at this time. Bacterial infections are routinely treated with antibiotics and SGX94 treatment is anticipated to be utilized primarily where antibiotics are insufficient (e.g., due to antibiotic resistance) or contra-indicated (e.g., in situations where the development of antibiotic resistance is a significant concern). Many groups are working on the antibiotic resistance problem and research into the innate immune system is intensifying, making emerging competition likely (from companies such as Qu Biologics Inc., Innaxon Therapeutics and Innate Pharma SA).

There is currently one drug approved for the treatment of oral mucositis in hematological cancer (palifermin). There are currently no approved drugs for treatment of oral mucositis in cancers with solid tumors (e.g., head and neck cancer). There are drugs in clinical development for oral mucositis – the most advanced listed is brilacidin by Innovation Pharmaceuticals, Inc. There are various natural products in small and/or open label studies (including sage, turmeric, honey and olive oil). In addition, there are medical devices approved for the treatment of oral mucositis including MuGard®, GelClair®, Episil®, and Caphosol®. These devices attempt to create a protective barrier around the oral ulceration with no biologic activity in treating the underlying disease.

There is currently no approved cure for BD and treatments are prescribed to manage symptoms. Treatments may include both maintenance therapies and those specifically addressing mucocutaneous flares (e.g., mouth ulcers, genital ulcers and leg ulcers). Corticosteroids are generally applied topically to sores and as eyedrops and may also be given systemically to reduce inflammation. Although used frequently, corticosteroids have limited efficacy over the long-term and have significant side effects that become more concerning with more chronic use. Other treatments for BD flares involve suppressing the immune system with drugs (e.g., cyclosporine or cyclophosphamide). These drugs come with a higher risk of infection, liver and kidney problems, low blood counts and high blood pressure. For skin and mucosal manifestations of BD, anti-inflammatory drugs are also used, including colchicine, azathioprine, anti-TNF, anti-interferon alpha, anti-IL-17 and anti-IL-23 medications. The only approved drug in BD is apremilast, which is used as a maintenance therapy to prevent formation of oral ulcers. Apremilast is associated with both high cost and side effects including diarrhea, nausea, upper respiratory tract infection and headache.

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

There are no approved vaccines to prevent infection and/or mitigate exposure to SUDV or MARV. There are other vaccine candidates in development, primarily using viral-vectored vaccine platforms. These platforms may be contra-indicated in the immune-compromised, pregnant individuals or children. They may also have limited efficacy on repeat administration.

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

In addition to issued and pending patents, we also have “Orphan Drug” designations for HyBryte™ in the U.S. and the EU for CTCL, for RiVax® in the U.S. and EU and for SGX945 in the U.S. Our Orphan Drug designations provide for seven years of post-approval marketing exclusivity in the U.S. and ten years exclusivity in Europe. We have pending patent applications for some indications that, if granted, may extend our anticipated marketing exclusivity beyond the U.S. seven year or EU ten year post-approval exclusivity provided by Orphan Drug legislation.

In 2013, we expanded our patent portfolio to include innate defense regulation through the acquisition of the novel drug technology, known as SGX94. By binding to the pivotal regulatory protein p62, also known as sequestosome-1, SGX94 regulates the innate immune system to reduce inflammation, eliminate infection and enhance healing. As part of the acquisition, we acquired all rights, including composition of matter patents for SGX94 as well as other analogs and crystal structures of SGX94 with its protein target p62, including U.S. patent 8,124,721 (expiring 2028), 9,416,157 (expiring 2028) and 8,791,061 (expiring 2029), both in the U.S. and abroad. SGX94 was developed pursuant to discoveries made by Professors B. Brett Finlay and Robert Hancock of University of British Columbia (“UBC”). We also have rights to the background technology patents 7,687,454 [expiring May 2026] and 11,311,598 [expiring 2034]). The U.S. Patent Office has also granted patents titled “Novel Peptides and Analogs for Use in the Treatment of Oral Mucositis.” The issued patents (U.S. patent numbers 9,850.279 and 10,253,068, both expiring in 2034) claim therapeutic use of dusquetide and related IDR analogs, and adds to composition of matter claims for dusquetide and related analogs that have been granted in the U.S. and worldwide.

ThermoVax® is the subject of U.S. patents 8,444,991 (expiring February 2030) and 8,808,710 (expiring March 2028) both issued on May 21, 2013 titled “Method of Preparing an Immunologically-Active Adjuvant-Bound Dried Vaccine Composition” and licensed to us by VitriVax, Inc. (“VitriVax”). ThermoVax® is also U.S. patent application number 15/694.023 filed September 17, 2017 titled “Thermostable Vaccine Compositions and Methods of Preparing Same” and jointly invented by the University of Colorado (“UC”) and us. The patent application and the corresponding foreign filings are pending or granted and they address the use of adjuvants in conjunction with vaccines that are formulated to resist thermal inactivation. The license agreement covers thermostable alum-adjuvanted vaccines for ricin toxin and EBOV. An additional patent, covering vaccine combinations such as ricin toxin and anthrax, was filed in 2015 and granted on May 21, 2019 in the U.S. (No. 10,293,041, titled “Multivalent Stable Vaccine Composition and Methods of Making Same”) and is expected to expire in 2035. A patent for unique, proprietary compositions and methods directed to combinations of glycoprotein antigens with nano-emulsion adjuvants comprising sucrose fatty acid esters prior to lyophilization was filed in 2020, granted in 2022 and expiring in 2040 (No. 11,433,129 titled “Compositions and Methods of Manufacturing Trivalent Filovirus Vaccines.”) Patent protection is also pursued worldwide with similar patents and expiry dates.

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

RiVax® License Agreement

In June 2003, we executed a worldwide exclusive option to license patent applications with UTSW for the nasal, pulmonary and oral uses of a non-toxic ricin vaccine. In June 2004, we entered into a license agreement with UTSW for the injectable rights to the ricin vaccine and, in October 2004, we negotiated the remaining oral rights to the ricin vaccine. To maintain this license, we are obligated to pay $50,000 in annual license fees. Through this license, we have rights to the issued patent number 7,175,848 titled “Ricin A chain mutants lacking enzymatic activity as vaccines to protect against aerosolized ricin.” This patent includes methods of use and composition claims for RiVax®. Patent 7,175,848 expired in September 2020.

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

Research and Development Expenditures

We spent approximately $7.5 million and $5.2 million in the years ended December 31, 2025 and 2024, respectively, on research and development. The amounts we spent on research and development per product during the years ended December 31, 2025 and 2024 are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

As of December 31, 2025, we employed a total of 14 persons, including 1 part-time employee and 13 full-time employees, four of whom are MDs/PhDs. In addition to our employees, we contract with third-parties for the conduct of certain clinical development, manufacturing, accounting and administrative activities. We anticipate increasing the number of our employees. We have no collective bargaining agreements with our employees, and none are represented by labor unions. We consider our relationships with our employees to be good.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risks include, but are not limited to, the following:

Risks Related to our Business

●	We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.
●	Our losses from operations, negative cash flows, and shareholders’ deficit as of December 31, 2025 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings within one year after the date our consolidated financial statements are issued.
●	The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2025 contains an explanatory paragraph relating to our ability to continue as a going concern.
●	If we are unable to develop our product candidates, our ability to generate revenues and viability as a company will be significantly impaired.
●	We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
●	We have no approved products on the market and therefore do not expect to generate any revenues from product sales in the foreseeable future, if at all.
●	Our business is subject to extensive governmental regulation, which can be costly, time consuming and subjects us to unanticipated delays.
●	There may be unforeseen challenges in developing our biodefense products.
●	We are dependent on government funding, which is inherently uncertain, for the success of our public health business segment operations.

●	If the parties we depend on for supplying our drug substance raw materials and certain manufacturing-related services do not timely supply these products and services, it may delay or impair our ability to develop, manufacture and market our products.
●	We rely on third parties for pre-clinical and clinical trials of our product candidates and, in some cases, to maintain regulatory files for our product candidates. If we are not able to maintain or secure agreements with third parties for pre-clinical and clinical trials of our product candidates on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.
●	The manufacturing of our products is a highly exacting process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
●	Even if approved, our products will be subject to extensive post-approval regulation.
●	Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.
●	We do not have extensive sales and marketing experience and our lack of experience may restrict our success in commercializing some of our product candidates.
●	Our products, if approved, may not be commercially viable due to change in health care practice and third-party reimbursement limitations.
●	Our product candidates may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If we fail to obtain or maintain orphan drug exclusivity for our product candidates, our competitors may sell products to treat the same conditions and our revenue will be reduced.
●	Federal and/or state health care reform initiatives could negatively affect our business.
●	We may not be able to retain rights licensed to us by third parties to commercialize key products or to develop the third-party relationships we need to develop, manufacture and market our products.
●	We may suffer product and other liability claims; we maintain only limited product liability insurance, which may not be sufficient.
●	We may use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could affect us and be time consuming and costly.
●	We may not be able to compete with our larger and better-financed competitors in the biotechnology industry.
●	Competition and technological change may make our product candidates and technologies less attractive or obsolete.
●	Our business could be harmed if we fail to retain our current personnel or if they are unable to effectively run our business.

●	Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations, and cash flows.
●	Adverse developments affecting financial institutions such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
●	Changes in U.S. and international trade policies may adversely impact our business and operating results.
●	We may not be able to utilize all of our net operating loss carryforwards.
●	Global pathogens could have an impact on financial markets, materials sourcing, patients, governments and population (e.g. COVID-19).

Risks Related to our Intellectual Property

●	We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
●	If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

Risks Related to Technology and Intellectual Property

●	Our strategy includes an increasing dependence on technology in our operations. If any of our key technology fails, our business could be adversely affected.
●	Our use of generative artificial intelligence tools in our operations may expose us to risks related to confidentiality, accuracy, regulatory compliance and intellectual property ownership or rights.
●	A cybersecurity incident could negatively impact our business and our relationships with our employees, service providers, patients, clinical study sites and government agencies.

Risks Related to our Securities

●	The price of our common stock may be highly volatile.
●	If we fail to meet Nasdaq’s listing requirements, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market and negatively impact our ability to raise capital.
●	Shareholders may suffer substantial dilution related to issued stock warrants and options.
●	Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.
●	We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
●	Upon our dissolution, our stockholders may not recoup all or any portion of their investment.

●	The issuance of our common stock pursuant to the terms of the asset purchase agreement with Hy Biopharma may cause dilution and the issuance of such shares of common stock, or the perception that such issuances may occur, could cause the price of our common stock to fall.
●	Our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect holders of our common stock.

Risks Related to our Business

We have had significant losses and anticipate future losses; if additional funding cannot be obtained, we may reduce or discontinue our product development and commercialization efforts.

We have experienced significant losses since inception and, at December 31, 2025, had an accumulated deficit of approximately $245.1 million. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. As of December 31, 2025, we had approximately $7.9 million in cash and cash equivalents available, and as of March 24, 2026 we had approximately $5.9 million in cash and cash equivalents available. Without additional funding, based on our projected budgetary needs and funding from existing contracts and grants over the next year, we expect to be able to maintain the current level of our operations into the fourth quarter of 2026.

In September 2014, we entered into a contract with the NIH for the development of RiVax® to protect against exposure to ricin toxin that would provide up to $24.7 million of funding in the aggregate over six years if options to extend the contract are exercised by the NIH. In 2017, we were awarded two separate grants from the NIH of approximately $1.5 million each to support our pivotal Phase 3 trials of HyBryte™ for the treatment of CTCL and SGX942 for the treatment of oral mucositis in head and neck cancer. In December 2020, we were awarded Direct to Phase II Small Business Innovation Research grant from NIAID of approximately $1.5 million to support manufacture, formulation (including thermostabilization) and characterization of COVID-19 and EBOV disease vaccine candidates in conjunction with the CoVaccine HT™ adjuvant. Our biodefense grants have an overhead component that allows us an agency-approved percentage over our incurred costs.  As of December 31, 2025, there was no previously awarded grant funding available.

Our product candidates are positioned for or are currently in clinical trials, and we have not yet generated any significant revenues from sales or licensing of these product candidates. From inception through December 31, 2025, we have expended approximately $132 million developing our current product candidates for pre-clinical research and development and clinical trials. We currently expect to spend approximately $3.3 million for the year ending December 31, 2026 in connection with the development of our therapeutic and vaccine products, licenses, employment agreements, and consulting agreements. We do not anticipate any contract and grant reimbursements revenue in the next twelve months to offset our research and development expenses.

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

Our losses from operations, negative cash flows, and shareholders' deficit as of December 31, 2025 raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

We have concluded that substantial doubt exists about our ability to continue as a going concern for the 12 months following the issuance of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2025, we had cash and cash equivalents of approximately $7.9 million and current liabilities of approximately $3.7 million. As of the issuance date of these financial statements, we believe that we have sufficient resources available to support our development activities and business operations and timely satisfy our obligations as they come due into the fourth quarter of 2026. We do not have sufficient cash and cash equivalents as of the date of filing this Annual Report on Form 10-K to support our operations for at least the 12 months following the issuance of the financial statements.

To mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from at-the-market sales of shares of our common stock via an At Market Issuance Sales Agreement (“Rodman Sales Agreement”) with Rodman & Renshaw LLC.

In January 2026, we entered into the Rodman Sales Agreement (See Note 12 in the accompanying consolidated financial statements – Subsequent Events). The Rodman Sales Agreement provides for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million. We have up to approximately $3.2 million of potential gross proceeds capacity remaining from the Rodman Sales Agreement as of March 24, 2026 under the prospectus supplement dated January 23, 2026.

While the Rodman Sales Agreement is in place, none of the other funding alternatives are currently committed. There can be no assurance that we will be successful in obtaining sufficient funding on acceptable terms to fund continuing operations, if at all, identify and enter into any strategic transactions that will provide the capital that we will require, or achieve the other strategies to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern. If none of these alternatives are available, or if available, are not available on satisfactory terms, we will not have sufficient cash resources and liquidity to fund our business operations for at least the 12 months following the date the financial statements are issued. The failure to obtain sufficient capital on acceptable terms when needed may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, market instability, including as a result of geopolitical instability, may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2025 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2025 includes an explanatory paragraph stating that we have incurred recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to obtain the capital we need to continue our operations, there can be no assurance that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our development efforts. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We do not have extensive experience in marketing or selling pharmaceutical products whether in the U.S. or internationally. To obtain the expertise necessary to successfully market and sell any of our products, the development of our own commercial infrastructure and/or collaborative commercial arrangements and partnerships will be required. Our ability to make that investment and also execute our current operating plan is dependent on numerous factors, including, the performance of third-party collaborators with whom we may contract.

Our products, if approved, may not be commercially viable due to change in health care practice and third-party reimbursement limitations.

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

Our business strategy includes the potential receipt and monetization of PRVs, but there can be no assurance that we will qualify for, receive or realize value from any such voucher, and changes in the PRV programs or our development plans could materially and adversely affect this aspect of our business.

From time to time, certain of our product candidates (currently including SuVax™, MarVax™ or combination thereof) may be eligible for a PRV under programs administered by the FDA, including the neglected tropical disease, rare pediatric disease or medical countermeasure PRV programs established under amendments to the Federal Food, Drug and Cosmetic Act. These programs permit a sponsor that obtains FDA approval of a qualifying product to receive a PRV that may be used to obtain priority review for a subsequent marketing application or may be transferred or sold to another sponsor. While PRVs have historically been sold in private transactions for significant amounts, the availability and value of any PRV are subject to substantial uncertainty. Accordingly, even if one or more of our product candidates successfully complete development and receive regulatory approval, we may not qualify for, receive or realize meaningful value from a PRV.

Eligibility for a PRV depends on numerous statutory and regulatory requirements, and the FDA retains significant discretion in determining whether a particular product satisfies the applicable criteria. For example, a product must generally target a disease that qualifies under the relevant PRV program and must itself satisfy specific eligibility requirements, including, in certain programs, that the product represents a “new chemical entity” or otherwise meets applicable novelty requirements. If our product candidates do not meet these criteria, if the FDA interprets or applies these criteria differently than we expect, or if our development programs are modified in ways that affect eligibility, we may not qualify for a PRV even if the product ultimately receives marketing approval. In addition, the FDA may request or require additional data, analyses or clinical studies that could alter the regulatory pathway or timing of approval in ways that affect PRV eligibility.  Certain PRV programs have statutory sunset provisions or limitations that could affect eligibility depending on the timing of regulatory submissions and approvals. For example, the rare pediatric disease PRV program has historically been subject to periodic legislative reauthorization and could expire or otherwise change unless extended by U.S. Congress. Congress has, from time to time, proposed amendments that would narrow eligibility, impose additional conditions or eliminate the program entirely, and similar proposals could be advanced in the future.

Even if we qualify for and receive a PRV, the timing of receipt would be uncertain and dependent on the timing of regulatory approval of the underlying product candidate. Delays in clinical development, manufacturing, regulatory review or other aspects of the approval process could delay the issuance of any PRV, potentially reducing its strategic or economic value. In addition, the FDA could determine that a product does not meet PRV eligibility criteria at the time of approval, even if we previously believed it would qualify. Further, the FDA has broad authority to rescind or decline to recognize a PRV if it determines that the underlying approval was based on incomplete, inaccurate or subsequently invalidated data, or if the sponsor fails to comply with post approval requirements.

The market value of PRVs is highly variable and has fluctuated significantly over time as a result of market supply and demand, regulatory developments and the perceived utility of priority review. The number of PRVs available may increase if additional sponsors receive vouchers, which could reduce market demand and depress prices. Conversely, changes in FDA review practices or the perceived advantages of priority review could affect the willingness of potential purchasers to acquire PRVs or the prices they are willing to pay. As a result, even if we obtain a PRV and seek to monetize it through a sale or other transfer, the proceeds we receive, if any, may be significantly lower than historical transaction values or our expectations. In addition, PRV transactions are typically complex, privately negotiated arrangements that may require us to make representations, warranties, indemnities or other commitments that could expose us to post closing liabilities.

In addition, the regulatory and legislative framework governing PRVs could change in ways that adversely affect our ability to obtain or benefit from a voucher. Congress could amend, suspend or terminate PRV programs, modify eligibility requirements, impose additional conditions on issuance or transferability or otherwise limit the availability or value of PRVs. Similarly, the FDA could adopt new guidance, regulations or interpretive positions affecting the eligibility criteria, review process or administration of the PRV programs. Any such changes could occur at any time, including during the development of our vaccine candidates, and could prevent us from qualifying for a PRV or reduce the value of any voucher we may receive. Moreover, changes in user fee legislation or FDA resource allocation could diminish the practical benefits of priority review, thereby reducing the attractiveness of PRVs to potential purchasers.

Moreover, a PRV may not provide the strategic or financial benefits we anticipate. If we elect to use a PRV to obtain priority review for one of our own future marketing applications, we would be required to pay an additional user fee to the FDA, which in recent years has exceeded several million dollars, and there can be no assurance that priority review would ultimately result in a successful approval or meaningful acceleration of the product’s commercial launch. Alternatively, if we elect to sell or transfer a PRV, we may encounter limited market demand, delays in identifying a buyer or other transaction related risks. The transfer of a PRV must also be reported to the FDA and may be subject to other procedural requirements. We may also be unable to consummate a sale on acceptable terms or within the time frame we anticipate, and any delay or failure to monetize a PRV could adversely affect our liquidity planning.

Additionally, our ability to obtain, retain or monetize a PRV may depend on factors outside our control, including the actions of collaborators, licensors, contract manufacturers or other third parties involved in the development or regulatory submission for a qualifying product. Any failure by these parties to meet their obligations, maintain compliance with regulatory requirements or provide timely and accurate data could jeopardize PRV eligibility or delay issuance.

Because the potential receipt and monetization of a PRV may be viewed by investors as a component of our overall business strategy or potential future liquidity, the failure to qualify for, obtain or realize expected value from a PRV could adversely affect market perceptions of our development programs and prospects. Any such outcome could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities. Even if we ultimately receive a PRV, there can be no assurance that it will generate any revenue or strategic benefit or that the PRV programs will continue to exist in their current form at the time we seek to use or monetize a voucher.

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

We may not be able to retain rights licensed to us by third parties to commercialize key products or to develop the third-party relationships we need to develop, manufacture and market our products.

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

Our research and development processes and/or those of our third-party contractors involve the controlled use of hazardous materials and chemicals. These hazardous chemicals are reagents and solvents typically found in a chemistry laboratory. Our operations also may produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. While we attempt to comply with all environmental laws and regulations, including those relating to the outsourcing of the disposal of all hazardous chemicals and waste products, we cannot eliminate the risk of contamination from or discharge of hazardous materials and any resultant injury. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations.

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

We currently have 14 employees and we depend upon these employees, in particular Dr. Christopher Schaber, our President and Chief Executive Officer, to manage the day-to-day activities of our business. Because we have such limited personnel, the loss of any of them or our inability to attract and retain other qualified employees in a timely manner would likely have a negative impact on our operations. We may be unable to effectively manage and operate our business, and our business may suffer, if we lose the services of our employees.

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

U.S. trade policy remains subject to significant uncertainty following a recent ruling by the U.S. Supreme Court limiting the executive branch’s authority to impose certain tariffs without clear congressional authorization. Although this decision invalidated a number of previously imposed tariffs, it has also created uncertainty regarding the scope of future trade measures and the mechanisms by which they may be implemented. The Administration may seek to impose new or replacement tariffs under alternative statutory authorities, and Congress may consider additional trade legislation. As a result, the timing, scope and structure of future tariffs, export controls or other trade restrictions remain uncertain.

Any unfavorable government policies on international trade, including new or replacement tariffs, export controls, capital controls, or other trade barriers, could increase the cost of manufacturing our product candidates, disrupt the import or export of raw materials or finished product candidates used in our and our collaborators’ preclinical studies and clinical trials, and affect the demand for our drug products, if approved. In addition, uncertainty surrounding trade enforcement, potential refund claims related to previously imposed tariffs, and possible renegotiation of trade agreements could create volatility in global supply chains. Any such developments could have an adverse effect on our business, financial condition and results of operations.

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

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused net operating loss (“NOL”) carryforwards to other New Jersey-based corporate taxpayers. We sold 2024 and 2023 New Jersey NOL carryforwards, resulting in the recognition of $506,615 and $409,114 of income tax benefit, net of transaction costs during the years ended December 31, 2025 and 2024, respectively. Both amounts were recorded as receivables and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets for the years ended December 31, 2025 and 2024, respectively. We have not yet sold our 2025 New Jersey NOL carryforwards but may do so in the future. If there is an unfavorable change in the State of New Jersey’s Technology Business Tax Certificate Program (whether as a result of a change in law, policy or otherwise) that terminates the program or eliminates or reduces our ability to use or sell our NOL carryforwards or if we are unable to find a suitable buyer to utilize our New Jersey NOL carryforwards to the extent the NOLs expire before we are able to utilize them against our taxable income, our cash taxes may increase which may have an adverse effect on our financial condition.

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

Escalation of armed conflict and geopolitical instability in the Middle East, including tensions involving Israel, Iran and the United States, could materially disrupt our clinical development activities in general and specifically those relating to SGX945 (dusquetide) for the treatment of BD.

Ongoing hostilities and escalating tensions in the Middle East may materially and adversely affect our ability to conduct clinical development activities and execute our development strategies in general and specifically for SGX945 (dusquetide) for the treatment of BD. BD has a significant prevalence in countries situated along the historic “Silk Road,” including Turkey, Iran, Japan and China, and we currently anticipate that a meaningful portion of our clinical trial activities, including site selection, patient enrollment and investigator engagement, may occur in jurisdictions in the Middle East and adjacent regions.

Military conflict, acts of terrorism, civil unrest, political instability, cyberattacks, retaliatory measures or other disruptions in areas in which we conduct clinical trials could impair our ability to initiate, conduct or complete clinical trials on anticipated timelines, if at all. Armed conflict or the threat of further escalation may result in new or continual travel restrictions, border closures, airspace limitations, damage to infrastructure, interruptions in power and telecommunications, and the diversion of medical personnel and hospital resources to emergency or military-related activities. Clinical trial sites located in affected regions may suspend operations, delay patient visits, experience challenges maintaining protocol compliance or be unable to access drug products, laboratory supplies or other essential materials. Patients may also be unwilling or unable to travel to trial sites due to safety concerns, displacement or logistical constraints, which could materially impair patient enrollment and retention, increase protocol deviations and adversely affect the integrity, completeness and regulatory acceptability of our clinical data. If such disruptions occur, we may be required to amend clinical protocols, shift development activities to alternative jurisdictions, add or replace clinical sites, or suspend or terminate affected studies, any of which could result in significant delays, increased costs and uncertainty regarding the timing or outcome of our clinical programs.

The conflict has also contributed to heightened geopolitical tensions and has the potential to result in additional economic sanctions, export controls and other governmental restrictions. Sanctions or trade restrictions imposed by the government of the United States or other authorities could limit our ability to engage clinical research organizations, investigators, suppliers or other service providers in affected jurisdictions, restrict the cross-border movement of drug products, biological samples or data, or impede the transfer of funds necessary to support clinical operations. Compliance with evolving sanctions regimes and trade controls may require us to implement additional procedures and controls and may cause us to modify, delay or discontinue planned activities in certain jurisdictions. Failure to comply with applicable sanctions or trade restrictions could expose us to civil or criminal penalties and reputational harm.

In addition, the conflict may contribute to broader macroeconomic and financial market instability, including volatility in global markets, inflationary pressures and supply chain disruptions. These developments could increase the cost of manufacturing, storing and transporting our drug products, disrupt the availability of key materials or services and otherwise increase our operating expenses. Geopolitical instability may also adversely affect the availability of capital for biotechnology companies and contribute to increased volatility in equity markets, which could impair our ability to obtain additional financing on acceptable terms, or at all, and thereby limit our ability to advance our clinical programs.

Moreover, because BD is geographically concentrated in regions that may be directly or indirectly affected by ongoing hostilities or geopolitical tensions, our clinical development strategy may be inherently more exposed to regional instability than programs focused on diseases with more geographically diversified patient populations. The scope, duration and potential escalation of the current conflict remain highly uncertain, including the possibility of broader regional involvement or retaliatory actions by additional state or non-state actors. Any further deterioration in regional security conditions could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Our use of generative artificial intelligence tools in our operations may expose us to risks related to confidentiality, accuracy, regulatory compliance and intellectual property ownership or rights.

We may utilize generative artificial intelligence (“AI”) tools in certain aspects of our operations, including drafting, analysis, administrative functions and other business processes. While these technologies may enhance efficiency, their use involves risks that could adversely affect our business.

Generative AI platforms are typically operated by third-party providers and may process information through external systems. Although we maintain internal policies governing the use of such tools, there can be no assurance that confidential, proprietary or sensitive information will not be inadvertently disclosed, misused or accessed by unauthorized parties. Any such disclosure could result in reputational harm, competitive disadvantage, regulatory scrutiny or potential legal liability.

In addition, AI-generated outputs may contain inaccuracies, incomplete information, outdated data or unintended biases. If such outputs are relied upon without appropriate review and validation, they could impair internal decision-making or result in errors in communications or disclosures.

The legal and regulatory landscape surrounding artificial intelligence technologies is evolving. Future laws, regulations or regulatory interpretations could impose additional requirements or restrictions on the use of AI tools, increase compliance costs or limit our ability to utilize such technologies effectively.

Further, uncertainty regarding intellectual property ownership or rights associated with AI-generated materials may create additional legal risk. Any failure to appropriately manage the risks associated with our use of generative AI tools could adversely affect our operations, financial condition or results of operations.

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

Since January 1, 2025, the closing stock price of our common stock has fluctuated between a high of $4.96 per share to a low of $1.02 per share. On March 24, 2026, the last reported sale price of our common stock on The Nasdaq Capital Market was $1.17 per share. The fluctuation in the price of our common stock has sometimes been unrelated or disproportionate to our operating performance. In addition, potential dilutive effects of future sales of shares of common stock and warrants by us, as well as potential sale of common stock by the holders of warrants and options, could have an adverse effect on the market price of our shares.

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

Nasdaq has also proposed amendments to its continued listing standards that would require companies listed on The Nasdaq Capital Market to maintain a minimum market value of at least $5 million. Under the proposed rules, if a company’s market value remains below $5 million for a period of 30 consecutive business days, Nasdaq would issue a Staff Delisting Determination and immediately suspend trading of the company’s securities, without providing a cure or compliance period. In addition, a timely request for a hearing would not stay the suspension of trading, and the hearings panel would have limited authority to grant relief, including being unable to provide additional time to regain compliance. If adopted and applicable to us, these proposed rule changes could materially increase the risk of immediate suspension and delisting during periods of sustained market capitalization decline, which would likely have a material adverse effect on the liquidity and market price of our common stock and our ability to raise additional capital.

If our common stock is delisted from Nasdaq, it will have material negative impact on the actual and potential liquidity of our securities, as well as material negative impact on our ability to raise future capital. If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our securities;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

Shareholders may suffer substantial dilution related to issued common stock warrants, and options.

As of March 24, 2026, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of approximately 6,798,141 shares of our common stock at a current weighted average exercise price of $2.36;
●	options to purchase approximately 892,699 shares of our common stock at a current weighted average exercise price of $6.16; and
●	5,705,018 shares of common stock available for future issuance under our 2025 Equity Incentive Plan.

We also have an incentive compensation plan for our management, employees and consultants. We have granted, and expect to grant in the future, options to purchase shares of our common stock to our directors, employees and consultants. To the extent that common stock warrants, or options are exercised, our stockholders will experience dilution and our stock price may decrease.

Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these common stock warrants, and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

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

On April 1, 2014, we entered into an option agreement pursuant to which Hy Biopharma granted us an option to purchase certain assets, properties and rights (the “Hypericin Assets”) related to the development of Hy Biopharma’s synthetic hypericin product candidate for the treatment of CTCL, which we refer to as HyBryte™, from Hy Biopharma. In exchange for the option, we paid $50,000 in cash and issued 18 shares of common stock in the aggregate to Hy Biopharma and its assignees. We subsequently exercised the option, and on September 3, 2014, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Hy Biopharma, pursuant to which we purchased the Hypericin Assets. Pursuant to the Asset Purchase Agreement, we initially paid $275,000 in cash and issued 771 shares of common stock in the aggregate to Hy Biopharma and its assignees, and the licensors of the license agreement acquired from Hy Biopharma. Also, on September 3, 2014, we entered into a Registration Rights Agreement with Hy Biopharma, pursuant to which we may be required to file a registration statement with the SEC. In March 2020, we issued 8,151 shares of common stock at a value of $5,000,000 (based upon an effective per share price of $614.40 as a result of HyBryte™ demonstrating statistically significant treatment response in the Phase 3 clinical trial. We will be required to issue up to $5 million worth of our common stock (subject to a cap equal to 19.9% of our issued and outstanding common stock) in the aggregate, if HyBryte™ is approved for the treatment of CTCL by either the FDA or the EMA.

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

Under our Certificate of Incorporation, our Board of Directors is authorized to issue up to 350,000 shares of preferred stock, of which none are issued and outstanding as of the date of this annual report. Also, our Board of Directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our Board of Directors causes shares of preferred stock to be issued, the rights of the holders of our common stock would likely be subordinate to those of preferred holders and therefore could be adversely affected. Our Board of Directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock. Preferred shares issued by our Board of Directors could include voting rights or super voting rights, which could shift the ability to control our company to the holders of the preferred stock. Preferred stock could also have conversion rights into shares of our common stock at a discount to the market price of our common stock, which could negatively affect the market for our common stock. In addition, preferred stock would have preference in the event of liquidation of our company, which means that the holders of preferred stock would be entitled to receive the net assets of our company distributed in liquidation before the holders of our common stock receive any distribution of the liquidated assets.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our technology and cybersecurity programs are crucial to maintaining secure operations, which enable us to deliver on our promise to maintain stakeholder trust. Our Chief Financial Officer (“CFO”) is responsible for establishing, implementing and executing our cybersecurity program and strategy. Our CFO has over ten years of information technology, information technology audit, and cybersecurity experience, and is involved in following the latest developments in cybersecurity, including potential threats and innovative risk management techniques.

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

Item 2. Properties

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. Pursuant to an amendment in May 2025, the lease has been extended through October 2028. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized BioTherapeutics and Public Health Solutions), operate from this space. The current monthly rent is $11,625 through October 2026 and increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration. Our office space is sufficient for our current needs. We may add new space or expand existing space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

	Price Range
Period	High	Low
Year Ended December 31, 2024:
First Quarter	$19.20	$8.89
Second Quarter	$14.92	$2.50
Third Quarter	$14.83	$1.83
Fourth Quarter	$4.87	$2.65
Year Ended December 31, 2025:
First Quarter	$3.68	$2.03
Second Quarter	$2.28	$1.26
Third Quarter	$6.23	$1.09
Fourth Quarter	$1.97	$1.13

Our stock is listed on The Nasdaq Capital Market under the symbol “SNGX.” The Nasdaq Capital Market prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. On March 24, 2026, the last reported price of our common stock quoted on The Nasdaq Capital Market was $1.17 per share.

Unregistered Sales of Equity Securities

Other than as previously reported, we did not issue any unregistered shares during the year ended December 31, 2025.

Transfer Agent

Shares of our common stock are issued in registered form. Equiniti Trust Company, LLC, 6201 15th Avenue, Brooklyn, NY 11219 (Telephone: (718) 921-8200; Facsimile: (718) 765-8719) is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of March 24, 2026, there were 188 holders of record of our common stock. As of such date, 10,306,079 shares of our common stock were issued and outstanding.

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

Development programs in this business segment also include expansion of synthetic hypericin into psoriasis (SGX302), and our first-in-class Innate Defense Regulator technology, dusquetide, for the treatment of inflammatory diseases, including oral mucositis in head and neck cancer (SGX942) and aphthous ulcers in Behçet’s Disease (“BD”) (SGX945).

Our Public Health Solutions business segment includes development programs for (i) RiVax®, a ricin toxin vaccine candidate, (ii) SGX943, a therapeutic candidate for antibiotic resistant and emerging infectious disease, and (iii) various vaccine programs, including a program targeting filoviruses (such as Marburg virus (“MARV”) and Ebola virus (“EBOV”)) and CiVax™, a vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases, the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

Our business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continuing discussions with the U.S. Food and Drug Administration (“FDA”) on potential modifications to the development path to adequately address their feedback.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2 clinical trial, where previous studies with dusquetide in BD have validated the biologic activity in aphthous ulcers in BD.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting EBOV, Sudan virus, and MARV and multivalent combinations), with United States (“U.S.”) government and non-governmental organization funding support.

●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); new drug application (“NDA’) submitted to FDA December 2022; FDA refusal to file letter received February 2023; second Phase 3 trial based upon EMA-accepted protocol began patient enrollment in December 2024 with interim analysis expected in Q2 2026 and top-line results anticipated in the second half of 2026; discussions continue with FDA on modifying the development path to adequately address FDA’s preference for a longer duration comparative study over a placebo-controlled trial

SGX302	Mild-to-Moderate Psoriasis

Positive proof-of-concept demonstrated in a small Phase 1/2 pilot study; Phase 2a protocol and Investigation New Drug (“IND”) clearance received from the FDA; Phase 2a study remains ongoing having demonstrated biological effect in Cohort 1,  clinically meaningful benefit in Cohorts 2 and 3, including expanded benefit with a gel formulation in Cohort 3.

SGX945	Aphthous Ulcers in Behçet’s Disease	Phase 2a protocol and IND clearance received from the FDA; Phase 2a study complete having achieved the study

Soligenix Product Candidate	Therapeutic Indication	Stage of Development
objective of demonstrating safety and biological efficacy

SGX942†	Oral Mucositis in Head and Neck Cancer

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

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, EBOV, and MARV	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

SGX943	Therapeutic against Emerging Infectious Diseases	Pre-clinical
†	Contingent upon continued government contract/grant funding or other funding source.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency and decision-usefulness of income tax disclosures, providing investors with additional information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows.

The standard requires public entities to disclose additional disaggregation of information in the effective tax rate reconciliation, including specified categories. Additionally, entities must provide separate disclosure of significant reconciling items and expanded disclosure of income taxes paid by jurisdiction.

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We have adopted ASU 2023-09 for the year ended December 31, 2025, and have updated our income tax disclosures accordingly. The adoption of this standard did not impact the recognition or measurement of our financial statements but resulted in enhanced income tax related disclosures in the notes to the consolidated financial statements.

Material Changes in Results of Operations

Year Ended December 31, 2025 Compared to 2024

For the year ended December 31, 2025, we had a net loss of $11,080,380 as compared to a net loss of $8,266,576 for the prior year, representing increased net loss of $2,813,804 or 34%. The increase in net loss is primarily attributed to increases in research and development costs associated with the Phase 2a study in BD, the ongoing second confirmatory Phase 3 CTCL study and a decrease in other income relating to tax credits and the change in the fair value of debt.

For the year ended December 31, 2025, we had no revenues as compared to revenues of $119,371 for the prior year, representing a decrease of $119,371 or 100%. The decrease in revenues was primarily a result of the conclusion of the zero-margin grant for the HyBryte™ investigator initiated study.

For the year ended December 31, 2025, we had no costs related to contract and grant revenues as compared to costs of $119,371 for the prior year, representing a decrease of $119,371 or 100%. The decrease in costs was primarily a result of the conclusion of the zero-margin grant for the HyBryte™ investigator initiated study.

Research and development expenses increased by $2,262,224 or 43% to $7,485,813 for year ended December 31, 2025 as compared to $5,223,589 for the prior year. The increase in research and development spending for the year ended December 31, 2025 was primarily related to costs associated with the Phase 2a study in BD and the ongoing second confirmatory Phase 3 CTCL study.

General and administrative expenses increased by $143,755 or 3%, to $4,359,663 for the year ended December 31, 2025, as compared to $4,215,908 for the prior year. This increase is primarily attributable to increases in various franchise taxes and stock related expenses offset by a decrease in professional fees.

In April 2023, we entered into an amendment (the “2023 Amendment”) to the convertible debt financing agreement with Pontifax Medison Finance (“Pontifax”) (see Note 5 in the accompanying consolidated financial statements – Debt). The 2023 Amendment called for the immediate payment of $5 million of the outstanding principal balance and any accrued interest, waived any prepayment charge in connection with the repayment of this amount and resulted in an outstanding principal balance of $3 million. The 2023 Amendment adjusted certain payment provisions, and provided for an adjustment to the conversion price provisions with respect to the remaining principal amount to (i) 90% of the closing price of our common stock on the day before the delivery of a conversion notice with respect to the first 36,790 shares of our common stock issuable upon conversion and to (ii) $27.20 with respect to all shares of our common stock issuable upon conversion thereafter.

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option. As a result, we recognized $260,933 of other income from the change in the fair value of the convertible debt in the accompanying consolidated statements of operations during the year ended December 31, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

During the year ended December 31, 2024, Pontifax delivered to us notices of conversion electing to convert a portion of the then outstanding principal balance into shares of our common stock. Accordingly, we issued 36,790 shares of our common stock resulting in a reduction of the outstanding principal balance totaling $254,256.

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

Total other income for the year ended December 31, 2025 was $258,481 as compared to $763,807 for the prior year, reflecting a decrease of $505,326 or 66%. The decrease in total other income was primarily associated with decreases in tax credits and the change in the fair value of debt.

The State of New Jersey’s Technology Business Tax Certificate Program allows certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers. We sold our 2024 and 2023 New Jersey NOL carryforwards resulting in the recognition of income tax benefits, net of transaction costs of $506,615 and $409,114 during the years ended December 31, 2025 and 2024, respectively. Both amounts were recorded as receivables and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets for the years ended December 31, 2025 and 2024, respectively. We have not yet sold our 2025 New Jersey NOL carryforwards but may do so in the future. However, there can be no assurance as to the continuation or magnitude of this program in future years.

Business Segments

We maintain two active business segments for the years ended December 31, 2025 and 2024: Specialized BioTherapeutics and Public Health Solutions.

The Specialized BioTherapeutics business segment had no revenue for the year ended December 31, 2025 as compared to $119,371 for the year ended December 31, 2024, representing a decrease of $119,371 or 100%. The decrease was due to the conclusion of the zero-margin grant for the HyBryte™ investigator initiated study.

The Public Health Solutions business segment had no revenues for the years ended years ended December 31, 2025 and 2024, respectively.

Loss from operations for the Public Health Solutions business segment for the year ended December 31, 2025 was $88,769 as compared to loss from operations of $254,576 for the year ended December 31, 2024, representing a decrease in loss of $165,807 or 65%. This decrease in loss is attributable to a reduction in resources allocated to this business segment.

Loss from operations for the Specialized BioTherapeutics business segment for the year ended December 31, 2025 was $6,981,971 as compared to $4,365,034 for the year ended December 31, 2024, representing an increase in loss of $2,616,937 or 60%. This increase in loss is primarily related to costs associated with the Phase 2 study in BD and the ongoing second confirmatory Phase 3 CTCL study.

Financial Condition and Liquidity

Cash and Working Capital

As of December 31, 2025, we had cash and cash equivalents of $7,936,153 as compared to $7,819,514 as of December 31, 2024, representing an increase of $116,639 or 1%. As of December 31, 2025, we had working capital of $5,149,732, representing an increase of $1,169,514 as compared to working capital of $3,980,218 for the prior year. The increase in cash and cash equivalents was primarily related to net proceeds received from financing activities offset by cash used in operating activities and repayment of convertible debt. The increase in working capital is primarily the result of net proceeds received from financing activities partially offset by the repayment of convertible debt and cash used in operating activities during the year ended December 31, 2025.

Based on our operating budget, current rate of cash outflows, and cash on hand, we believe we have sufficient resources available to support our development activities, business operations and meet our obligations as they become due into the fourth quarter of 2026. However, as of the date of filing this Annual Report on Form 10-K, we do not have sufficient cash and cash equivalents to support our operations for at least 12 months following the issuance of our financial statements on March 31, 2026. As a result, these conditions raise substantial doubt about our ability to continue as a going concern through 12 months after the issuance date of the financial statements

To mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from at-the-market sales of shares of our common stock via an At Market Issuance Sales Agreement (“Rodman Sales Agreement”) with Rodman & Renshaw LLC.

In January 2026, we entered into the Rodman Sales Agreement (See Note 12 in the accompanying consolidated financial statements – Subsequent Events). The Rodman Sales Agreement provides for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million. We have up to approximately $3.2 million of potential gross proceeds capacity remaining from the Rodman Sales Agreement as of March 24, 2026 under the prospectus supplement dated January 23, 2026.

While the Rodman Sales Agreement is in place, none of the other funding alternatives are currently committed. There is no assurance that we will be successful in securing sufficient financing on acceptable terms, if at all, to continue operations, enter into strategic transactions that provide the necessary capital, or implement other strategies to mitigate the substantial doubt about our ability to continue as a going concern. If these alternatives are unavailable or not secured on satisfactory terms, we will not have sufficient cash resources or liquidity to fund our operations for at least 12 months after the financial statements are issued. Failure to obtain adequate capital when needed may force us to delay, reduce, or eliminate business development efforts, negatively impacting our ability to achieve our objectives, remain competitive, and maintain our financial condition and operating results.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding;
●	We will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners;
●	We will continue to pursue NOL sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program if the program remains available;
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions;
●	We are currently evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Expenditures

Under our budget and based upon our existing product development agreements and license agreements pursuant to letters of intent and option agreements, we expect our total research and development expenditures for the year ending December 31, 2026 to be approximately $3.3 million before any contract or grant reimbursements, of which approximately all relates to the Specialized BioTherapeutics business segment. We do not anticipate any grant reimbursements for the same period to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program and amounts reimbursed for the years ended December 31, 2025 and 2024:

	2025	2024
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$88,447	$253,994
SGX942 (Dusquetide)	39,892	(330,257)
HyBryte™ (SGX301 or synthetic hypericin)	6,940,144	4,691,803
Other	417,330	608,049
Total	$7,485,813	$5,223,589

Reimbursed under Government Contracts and Grants
HyBryte™ (investigator-initiated study)	—	119,371
Total	—	119,371
Grand Total	$7,485,813	$5,342,960

Contractual Obligations

Licenses and Royalties

We have licensing fee commitments of approximately $230,000 as of December 31, 2025 over the next five years for several licensing agreements with partners and universities. Additionally, we are party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

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

In March 2020, we filed a prospectus supplement covering the offer and sale of up to 8,151 shares of our common stock, which were issued to Hy Biopharma as payment for achieving a milestone: we determine the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $614.40 per share, based upon a formula set forth in the purchase agreement.

Pursuant to an agreement with Hy Biopharma, we are obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval is attained. Such payment will be payable in our restricted securities provided such number of shares does not exceed 19.9% ownership of our outstanding stock. As of December 31, 2025, no other milestone or royalty payments have been paid or accrued.

Leases

We currently lease approximately 6,200 square feet of office space at 29 Emmons Drive, Suite B-10 in Princeton, New Jersey. This office space currently serves as our corporate headquarters, and both of our business segments (Specialized

BioTherapeutics and Public Health Solutions), operate from this space. Pursuant to an amendment in May 2025, the lease has been extended through October 2028. The current monthly rent is $11,625 through October 2026 and increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. We elected to account for the amended convertible debt using the fair value option. As a result, we recognized $260,933 of other income from the change in the fair value of the convertible debt in our accompanying consolidated statements of operations during the year ended December 31, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

During the first half of 2024, Pontifax delivered to us notices of conversion electing to convert a portion of the then outstanding principal balance into shares of our common stock. Accordingly, we issued 36,790 shares of our common stock resulting in a reduction of the outstanding principal balance totaling $254,256.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, 2013.

Based on our assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 24, 2026.

Name	Age	Position
Christopher J. Schaber, PhD	59	Chairman of the Board, Chief Executive Officer and President
Gregg A. Lapointe, CPA, MBA	67	Director
Diane L Parks, MBA	73	Director
Robert J. Rubin, MD	80	Director
Jerome B. Zeldis, MD, PhD	75	Director
Jonathan Guarino, CPA, CGMA	53	Chief Financial Officer, Senior Vice President and Corporate Secretary
Oreola Donini, PhD	54	Chief Scientific Officer and Senior Vice President
Richard Straube, MD	74	Consulting Chief Medical Officer

Christopher J. Schaber, PhD has over 35 years of experience in the pharmaceutical and biotechnology industry. Dr. Schaber has been our President and Chief Executive Officer and a director since August 2006. He was appointed Chairman of the Board in October 2009. He also has served on the board of directors of the Biotechnology Council of New Jersey (“BioNJ”) since January 2009 and has been a member of the corporate council of the National Organization for Rare Disorders (“NORD”) since October 2009. He also serves on the scientific advisory board for private start-up medical device company, Simphotek, Inc. Prior to joining Soligenix, Dr. Schaber served from 1998 to 2006 as Executive Vice President and Chief Operating Officer of Discovery Laboratories, Inc., where he was responsible for overall pipeline development and key areas of commercial operations, including regulatory affairs, quality control and assurance, manufacturing and distribution, pre-clinical and clinical research, and medical affairs, as well as coordination of commercial launch preparation activities. From 1996 to 1998, Dr. Schaber was a co-founder of Acute Therapeutics, Inc., and served as its Vice President of Regulatory Compliance and Drug Development. From 1994 to 1996, Dr. Schaber was employed by Ohmeda PPD, Inc., as Worldwide Director of Regulatory Affairs and Operations. From 1989 to 1994, Dr. Schaber held a variety of regulatory, development and operations positions with The Liposome Company, Inc., and Elkins-Sinn Inc., a division of Wyeth-Ayerst Laboratories. Dr. Schaber received his BA degree from Western Maryland College, his MS degree in Pharmaceutics from Temple University School of Pharmacy and his PhD degree in Pharmaceutical Sciences from the Union Graduate School. During his career, Dr. Schaber has played a significant role in raising in excess of $350 million through both public offerings and private placements, as well as approximately $100 million in non-dilutive funding awards from state and federal governmental agencies. Dr. Schaber was selected to serve as a member of our Board of Directors because of his extensive experience in drug development and pharmaceutical operations, including his experience as a senior executive officer with our company and Discovery Laboratories, Inc., and as a member of the board of directors of BioNJ and Simphotek; because of his proven ability to raise funds and provide access to capital; and because of his advanced degrees in science and business.

Gregg A. Lapointe, CPA, MBA has been a director since March 2009. Mr. Lapointe is currently CEO of Cerium Pharmaceuticals, Inc. and serves on the board of directors of Rigel Pharmaceuticals, Inc. Mr. Lapointe has previously served on the board of directors of Astria Therapeutics, Inc., ImmunoCellular Therapeutics Ltd., Raptor Pharmaceuticals, Inc., SciClone Pharmaceuticals, Inc., the Pharmaceuticals Research and Manufacturers of America (PhRMA), Questcor Pharmaceuticals, Inc. and the board of trustees of the Keck Graduate Institute of Applied Life Sciences. He previously served in varying roles for Sigma-Tau Pharmaceuticals, Inc. (now known as Leadiant Biosciences, Inc.), a private biopharmaceutical company, from September 2001 through February 2012, including Chief Operating Officer from November 2003 to April 2008 and Chief Executive Officer from April 2008 to February 2012. From May, 1996 to August 2001, he served as Vice President of Operations and Vice President, Controller of AstenJohnson, Inc. (formerly JWI Inc.). Prior to that, Mr. Lapointe spent several years in the Canadian medical products industry in both distribution and manufacturing. Mr. Lapointe began his career at Price Waterhouse. Mr. Lapointe received his B.A. degree in Commerce from Concordia University in Montreal, Canada, a graduate diploma in Accountancy from McGill University and his M.B.A. degree from Duke University. He is a C.P.A. in the state of Illinois. Mr. Lapointe was selected to serve as a member of our Board of Directors because of his significant experience in the areas of global strategic planning and implementation, business development, corporate finance, and acquisitions, and his experience as an executive officer and board member in the pharmaceutical and medical products industries.

Diane L. Parks, MBA has been a director since July 2019. From February 2016 until July 2018, she served as Head of U.S. Commercial and Senior Vice President of Marketing, Sales & Market Research at Kite Pharma, Inc., a privately-held biopharma company. From October 2014 to October 2015, Ms. Parks served as Vice President of Global Marketing at Pharmacyclics LLC, a privately-held biopharmaceutical company. Prior to Pharmacyclics LLC, Ms. Parks held senior leadership roles as Vice President of Sales for Amgen, Inc., a publicly traded biopharmaceutical company, representing oncology and nephrology products, and Senior Vice President of Specialty Biotherapeutics and Managed Care at Genentech, Inc., a biotechnology company that was acquired by Roche Holding AG in 2009. At Genentech, she led the launches of multiple products as well as commercial development of Lucentis® and Rituxan®. Ms. Parks has been member of the board of directors of Kura Oncology, a publicly traded biopharmaceutical company, since November 2019. Since June 2022, she has also been a member of Celularity, Inc. board of directors. From May 2019 to October 2024 Diane was a member of the board of directors of Calliditas Therapeutics AB, a biopharmaceutical company. From October 2019 to July 2023, Ms. Parks was a member of the board of directors for TriSalus Life Sciences, a biotech company. Ms. Parks holds a Bachelor of Science from Kansas State University and a Master of Business Administration in Marketing from Georgia State University. She has been a commercial leader in the biotech and pharma industry for over 30 years.

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

Jonathan Guarino, CPA, CGMA has been with our company since September 2019 and currently serves as our Senior Vice President, Chief Financial Officer and Corporate Secretary. Mr. Guarino has over 25 years of experience in financial leadership with development-stage and commercial companies. In his role, he oversees the Company’s finance function, capital markets activities, Securities and Exchange Commission (the “SEC”) reporting, investor and public communications, information technology, human resources, and corporate governance. From September 2016 to July 2019, Mr. Guarino served as Corporate Controller for Hepion Pharmaceuticals, Inc. (formerly ContraVir Pharmaceuticals, Inc.), a New Jersey-based public biotechnology company, where he led SEC reporting and supported equity and debt financing transactions while strengthening financial infrastructure and internal controls. He previously served as Controller for Suite K Value Added Services LLC from August 2015 to September 2016 and as Senior Manager of Technical Accounting for Covance, Inc. from June 2014 to May 2015. Prior to these roles, he held accounting and finance positions of increasing responsibility at PricewaterhouseCoopers LLP, BlackRock, Inc., and Barnes & Noble, Inc. Mr. Guarino is a Certified Public Accountant and Chartered Global Management Accountant and holds a Bachelor of Science in Business Administration from Montclair State University.

Oreola Donini, PhD, has been with our company since August 2013 and is currently our Chief Scientific Officer and Senior Vice President, a position she has held since December 2014. Dr. Donini served as our Vice President of Preclinical Research and Development from August 2013 until December 2014. She has more than 20 years experience in drug discovery and preclinical development with start-up biotechnology companies. From 2012 to 2013, Dr. Donini worked with ESSA Pharma Inc. as Vice President Research and Development. From 2004 to 2013, Dr. Donini worked with Inimex Pharmaceuticals Inc. (“Inimex”), lastly as Senior Director of Preclinical R&D from 2007 to 2013. Prior to joining Inimex, she worked with Kinetek Pharmaceuticals Inc., developing therapies for infectious disease, cancer and cancer supportive care. Dr. Donini is a co-inventor and leader of our SGX94 innate defense regulator technology, developed by Inimex and subsequently acquired by us. She was responsible for overseeing the manufacturing and preclinical testing of SGX94, which demonstrated efficacy in combating bacterial infections and mitigating the effects of tissue damage due to trauma, infection, radiation and/or chemotherapy treatment. These preclinical studies resulted in a successful Phase 1 clinical study and clearance of Phase 2 protocols for oral mucositis in head and neck cancer and acute bacterial skin and skin structure infections. While with ESSA Pharma Inc. as the Vice President of Research and Development, Dr. Donini led the preclinical testing of a novel N-terminal domain inhibitor of the androgen receptor for the treatment of prostate cancer. While with Kinetek Pharmaceuticals Inc., her work related to the discovery of novel kinase and phosphatase inhibitors for the treatment of cancer. Dr. Donini received her PhD from Queen’s University in Kinston, Ontario, Canada and completed her post-doctoral work at the University of California, San Francisco. Her research has spanned drug discovery, preclinical development, manufacturing and clinical development in infectious disease, cancer and cancer supportive care.

Richard Straube, MD has been with our company since January 2014 and is currently our Consulting Chief Medical Officer. Dr. Straube is a board-certified pediatrician with over 40 years’ experience in both academia and industry, including clinical research experience in host-response modulation. From 2009 until joining our company, he was Chief Medical Officer of Stealth Peptides Incorporated, a privately-held, clinical stage, biopharmaceutical company. Prior to joining us, Dr. Straube served from 1988 to 1993 in various capacities, including most recently as Senior Director, Infectious Diseases and Immunology, Clinical Research, for Centocor, Inc., a privately-held biopharmaceutical company focused on developing monoclonal antibody-based diagnostics. While at Centocor, Inc., Dr. Straube was responsible for the initial anti-cytokine and anti-endotoxin programs targeted at ameliorating inappropriate host responses to infectious and immunologic challenges. Programs that he managed at Centocor, Inc. include assessments of immunomodulation using monoclonal removal of inciting molecular triggers, removal of internal immune-messengers, augmentation of normal host defenses, and maintenance of normal sub-cellular function in the face of injury. From 1993 to 1995, Dr. Straube was Director of Medical Affairs at T-cell Sciences, Inc., a privately-held biotechnology company. From 1995 to 1997, he was Director of Clinical Investigations of the Pharmaceutical Products Division of Ohmeda Corp., a privately-held biopharmaceutical company. He served from 1998 to 2007 as Executive Vice President of Research and Development and Chief Scientific Officer at INO Therapeutics LLC, a privately-held biotherapeutics company, where he was responsible for the clinical trials and subsequent approval of inhaled nitric oxide for the treatment of persistent pulmonary hypertension of the newborn. From 2007 to 2009, Dr. Straube was the Chief Medical Officer at Critical Biologics Corporation, a privately-held biotechnology company. Dr. Straube received his medical degree and residency training at the University of Chicago, completed a joint adult and pediatrician infectious diseases fellowship at the University of California, San Diego (“UCSD”), and as a Milbank Scholar completed training in clinical trial design at the London School of Hygiene and Tropical Medicine. While on the faculty at the UCSD Medical Center, his research focused on interventional studies for serious viral infections.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee (“Nominating Committee”), which is comprised of Dr. Zeldis (Chair), Mr. Lapointe and Dr. Rubin. The Nominating Committee makes recommendations to the Board of Directors regarding the size and composition of our Board of Directors, establishes procedures for the nomination process, identifies and recommends candidates for election to our Board of Directors. Our Board of Directors has determined that Dr. Zeldis, Mr. Lapointe and Dr. Rubin are “independent” directors, as such term is defined by the applicable Nasdaq listing standards.

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

Clawback Policy

In 2023, we adopted a Clawback Policy in compliance with Nasdaq rules. Under our Clawback Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under U.S. securities laws, we will be entitled to recover (and will seek to recover), from our executive officers, any excess incentive-based compensation received by our executive officers during the three-year period prior to the date on which we are required to prepare the restatement. This policy applies to both equity-based and cash compensation awards. The “excess compensation” is the difference between the actual amount that was paid and the amount that would have been paid if the financial statements were prepared properly in the first instance. To ensure that we can enforce the Clawback Policy, we require each executive officer subject to the policy to execute an acknowledgement stating that the executive has received and reviewed the policy and agrees that he or she is fully bound by the policy.

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

Summary Compensation

The following table contains information concerning the compensation paid during each of the two years ended December 31, 2025 and 2024, respectively to our Chief Executive Officer and each of the three other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation

					Option	All Other
Name	Position	Year	Salary	Bonus	Awards	Compensation	Total
Christopher J. Schaber (1)	CEO &	2025	$559,164	$203,536	$290,420	$36,212	$1,089,332
	President	2024	$540,255	$108,051	$148,950	$35,370	$832,627

Jonathan Guarino (2)	CFO &	2025	$263,718	$71,046	$145,210	$36,212	$516,186
	Senior VP	2024	$254,800	$42,806	$66,200	$35,370	$399,177

Oreola Donini (3)	CSO &	2025	$322,920	$89,505	$145,210	$4,344	$561,979
	Senior VP	2024	$312,000	$49,453	$66,200	$4,452	$432,105

Richard C. Straube (4)	CMO &	2025	$168,962	$—	$14,521	$—	$183,483
	Senior VP	2024	$197,039	$31,921	$39,720	$—	$268,680
(1)	Dr. Schaber deferred the payment of his 2025 bonus of $203,536 until January 15, 2026. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(2)	Mr. Guarino deferred the payment of his 2025 bonus of $71,046 until January 15, 2026. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(3)	Dr. Donini deferred the payment of her 2025 bonus of $89,505 until January 15, 2026. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718. Other compensation represents health insurance costs paid by us.
(4)	In August 2025, Dr. Straube retired from his employment as Chief Medical Officer and Senior Vice President and entered into a one-year consulting agreement to serve as our Consulting Chief Medical Officer. Option awards figure includes the value of common stock option awards at grant date as calculated under FASB ASC 718.

Employment and Severance Agreements

Christopher J. Schaber, PhD

In August 2006, we entered into a three-year employment agreement with Christopher J. Schaber, PhD. Dr. Schaber’s employment agreement automatically renews every three years, unless otherwise terminated, and last was automatically renewed in December 2025 for an additional term of three years. Upon termination without “Just Cause” as defined by this agreement, we would pay Dr. Schaber twelve months of severance; a pro-rata bonus calculated using the average of his prior two year’s annual bonuses, if any, and the number of months that he was employed during the year in which his employment was terminated; plus any accrued vacation; and we would provide health insurance and life insurance benefits for Dr. Schaber and his dependents. However, in the case of termination without “Just Cause” within one year following a change in control or the sale or other disposition of all or substantially all of our assets, Dr. Schaber will be entitled 18 months of severance and health insurance and life insurance benefits for him and his dependents. No unvested options shall vest beyond the termination date. Upon a change in control of the company due to merger or acquisition, all of Dr. Schaber’s options shall become fully vested, and be exercisable for a period of five years after such change in control (unless they would have expired sooner pursuant to their terms). In the event of his death during the term of the agreement, all of his unvested options shall immediately vest and remain exercisable for the remainder of their term and become the property of Dr. Schaber’s immediate family.

Under the employment agreement, as amended, Dr. Schaber will receive 200,000 shares of common stock immediately prior to the completion of a transaction or series or a combination of related transactions negotiated by our Board of Directors whereby, directly or indirectly, a majority of our capital stock or a majority of our assets are transferred from us and/or our stockholders to a third party.

Under the employment agreement, we paid Dr. Schaber a base salary of $540,255 for 2024 and $559,164 for 2025. On December 11, 2025, the Compensation Committee approved an increase in salary for Dr. Schaber to $578,735 for 2026.

Oreola Donini, PhD

In July 2013, we entered into a one-year employment agreement with Oreola Donini, PhD, our Chief Scientific Officer and Senior Vice President. Pursuant to the agreement, as amended, we pay Dr. Donini a base salary and a targeted annual bonus of 30% of base salary. Dr. Donini’s employment agreement automatically renews each year, unless otherwise terminated, and has automatically renewed each year since execution. Upon termination without “Just Cause”, as defined in Dr. Donini’s employment agreement, we would pay Dr. Donini three months of severance, accrued bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. Under the employment agreement, we paid Dr. Donini a base salary of $312,000 for 2024 and $322,920 for 2025. On December 11, 2025, the Compensation Committee approved an increase in salary for Dr. Donini to $340,680 for 2026.

Richard C. Straube, MD

In December 2014, we entered into a one-year employment agreement with Richard C. Straube, MD, our Chief Medical Officer and Senior Vice President. Pursuant to the agreement, we paid Dr. Straube a base salary and a targeted annual bonus of 30% of base salary. Pursuant to an amendment to the employment agreement, which became effective as of April 1, 2019, Dr. Straube was required to devote at least 20 hours per week to the performance of his duties. The amended employment agreement automatically renewed each year, until terminated. Under the employment agreement, we paid Dr. Straube a base salary of $197,039 for 2024 and $203,935 for 2025, prorated through the date of termination.

On August 11, 2025, Dr. Straube retired from his employment as Chief Medical Officer and Senior Vice President effective August 12, 2025. Also on August 11, 2025, we entered into a one-year consulting agreement with Dr. Straube (the “Consulting Agreement”), pursuant to which Dr. Straube serves as our Consulting Chief Medical Officer effective August 16, 2025.

The Consulting Agreement provides that Dr. Straube will be an independent contractor and will receive an hourly consulting fee of $1,000 per hour for up to ten hours per month of consulting work. The term of the Consulting Agreement may be extended by successive periods of three months by mutual agreement between us and Dr. Straube.

Jonathan Guarino, CPA, CGMA

On September 9, 2019, we entered into a one-year employment agreement with Jonathan Guarino, CPA, CGMA, our Senior Vice President and Chief Financial Officer. Pursuant to the agreement, we pay Mr. Guarino a base salary and a targeted annual bonus of 30% of base salary. Mr. Guarino’s employment agreement automatically renews each year, unless otherwise terminated. Upon termination without “Just Cause”, as defined in Mr. Guarino’s employment agreement, we would pay Mr. Guarino three months of severance, accrued salary, bonuses and vacation, and health insurance benefits. No unvested options vest beyond the termination date. Under the employment agreement, we paid Mr. Guarino a base salary of $254,800 for 2024 and $263,718 for 2025. On December 11, 2025, the Compensation Committee approved an increase in salary for Mr. Guarino to $295,364 for 2026.

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

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Named Executive Officers outstanding at December 31, 2025. We have never issued Stock Appreciation Rights.

			Equity
			Incentive Plan
			Awards:
			Number of
			Securities
	Number of Securities		Underlying	Option
	Underlying Unexercised		Unexercised	Exercise	Option
	Options (#)		Unearned	Price	Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Christopher J. Schaber	250	—	—	$482.40	12/06/2027
	250	—	—	$232.80	12/12/2028
	250	—	—	$230.40	01/01/2029
	250	—	—	$297.60	12/11/2029
	250	—	—	$348.00	01/01/2030
	250	—	—	$561.60	12/09/2030
	250	—	—	$307.20	01/03/2031
	250	—	—	$187.20	12/08/2031
	52	—	—	$165.60	01/02/2032
	197	—	—	$165.60	01/02/2032
	583	—	—	$129.60	12/07/2032
	7,032	2,343	2,343	$10.72	12/07/2033
	22,502	22,498	22,498	$3.31	12/10/2034
	50,000	150,000	150,000	$1.63	12/10/2035

Jonathan Guarino	166	—	—	$232.80	09/08/2029
	41	—	—	$297.60	12/11/2029
	166	—	—	$561.60	12/09/2030
	208	—	—	$187.20	12/08/2031
	333	—	—	$129.60	12/07/2032
	4,223	1,402	1,402	$10.72	12/07/2033
	10,000	10,000	10,000	$3.31	12/10/2034
	25,000	75,000	75,000	$1.63	12/10/2035

Oreola Donini	83	—	—	$640.80	03/30/2027
	145	—	—	$482.40	12/06/2027
	166	—	—	$232.80	12/12/2028
	250	—	—	$297.60	12/11/2029
	291	—	—	$561.60	12/09/2030
	291	—	—	$187.20	12/08/2031
	333	—	—	$129.60	12/07/2032
	4,223	1,402	1,402	$10.72	12/07/2033
	10,000	10,000	10,000	$3.31	12/10/2034
	25,000	75,000	75,000	$1.63	12/10/2035

Richard C. Straube	83	—	—	$640.80	03/30/2027
	145	—	—	$482.40	12/06/2027
	166	—	—	$232.80	12/12/2028
	125	—	—	$297.60	12/11/2029
	166	—	—	$561.60	12/09/2030
	166	—	—	$187.20	12/08/2031
	333	—	—	$129.60	12/07/2032
	3,516	1,171	1,171	$10.72	12/07/2033
	6,000	6,000	6,000	$3.31	12/10/2034
	2,500	7500	7,500	$1.63	12/10/2035

Compensation of Directors

The following table contains information concerning the compensation of the non-employee directors during the year ended December 31, 2025.

	Fees Earned
	Paid in Cash	Option
Name	(1)	Awards (2)	Total
Gregg A. Lapointe	$55,000	$30,000	$85,000
Diane L. Parks	$47,500	$30,000	$77,500
Robert J. Rubin	$57,500	$30,000	$87,500
Jerome B. Zeldis	$50,000	$30,000	$80,000
(1)	Directors who are compensated as full-time employees receive no additional compensation for service on our Board of Directors. Each independent director who is not a full-time employee is paid $35,000 annually, on a prorated basis, for their service on our Board of Directors, the chairman of our Audit Committee is paid $15,000 annually, on a prorated basis, and the chairmen of our Compensation and Nominating Committees is paid $10,000 annually, on a prorated basis. Additionally, Audit Committee members are paid $7,500 annually and Compensation and Nominating Committee members are paid $5,000 annually. This compensation is paid quarterly. The cash portion of the annual compensation payable to non-employee members of the Board has been increased from $35,000 to $40,000, effective as of January 1, 2026.
(2)	We maintain a stock option grant program pursuant to the nonqualified stock option plan, whereby members of our Board of Directors or its committees who are not full-time employees receive an initial grant of fully vested options to purchase 15,000 shares of common stock. Upon re-election to the Board, each Board member will receive stock options with a value of $30,000, calculated using the closing price of the common stock on the trading day prior to the date of the annual meeting of our stockholders, which vest at the rate of 25% per quarter, commencing with the first quarter after each annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides information regarding the beneficial ownership of the common stock as of March 24, 2026, of (1) each of our directors, (2) each of the Named Executive Officers, and (3) our directors and officers as a group. As of March 24, 2026, we are not aware of any person beneficially owning more than 5% of our outstanding common stock. Except as otherwise indicated, and subject to applicable community property laws, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares of
	Common
	Stock
	Beneficially	Percent
Name of Beneficial Owner	Owned **	of Class
Christopher J. Schaber (1)	113,776	*
Gregg A. Lapointe (2)	24,944	*
Diane L. Parks (3)	24,894	*
Robert J. Rubin (4)	29,344	*
Jerome B. Zeldis (5)	25,009	*
Jonathan Guarino (6)	48,035	*
Oreola Donini (7)	48,634	*
Richard Straube (8)	14,902	*
All directors and executive officers as a group (8 persons) (9)	329,538	3.10%
(1)	Includes 15,511 shares of common stock and options to purchase 98,265 shares of common stock exercisable within 60 days of March 24, 2026. The address of Dr. Schaber is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.

(2)	Includes 31 shares of common stock and options to purchase 24,913 shares of common stock exercisable within 60 days of March 24, 2026. The address of Mr. Lapointe is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(3)	Includes 63 shares of common stock and options to purchase 24,831 shares of common stock exercisable within 60 days of March 24, 2026. The address of Ms. Parks is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(4)	Includes 19 shares of common stock and options to purchase 29,325 shares of common stock exercisable within 60 days of March 24, 2026. The address of Dr. Rubin is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(5)	Includes 96 shares of common stock and options to purchase 24,913 shares of common stock exercisable within 60 days of March 24, 2026. The address of Dr. Zeldis is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(6)	Includes 46 shares of common stock and options to purchase 47,989 shares of common stock exercisable within 60 days of March 24, 2026. The address of Mr. Guarino is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(7)	Includes options to purchase 48,634 shares of common stock exercisable within 60 days of March 24, 2026. The address of Dr. Donini is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(8)	Includes 34 shares of common stock and options to purchase 14,868 shares of common stock exercisable within 60 days of March 24, 2026. The address of Dr. Straube is c/o Soligenix, 29 Emmons Drive, Suite B-10, Princeton, New Jersey 08540.
(9)	Includes 15,800 shares of common stock and options to purchase 313,738 shares of common stock exercisable within 60 days of March 24, 2026.
*	Indicates less than 1%.
**

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 24, 2026 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Percentage of ownership is based on 10,306,079 shares of common stock outstanding as of March 24, 2026.

Equity Compensation Plan Information

In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan (“2015 Plan”), which was approved by stockholders on June 18, 2015. On September 22, 2022, the stockholders approved an amendment to the 2015 Plan to increase the maximum number of shares of common stock available for issuance under the plan from 2,000,000 to 6,000,000 shares.  In June 2025, our Board of Directors approved the 2025 Equity Incentive Plan (“2025 Plan”), which was approved by stockholders on June 20, 2025. No additional grants may be made under the 2015 Plan; however, securities may be issued in accordance with the terms of outstanding grants made under the 2015 Plan. As of December 31, 2025, there are 5,309,912 shares currently available for future grants under the 2025 Plan.

The following table sets forth certain information, as of December 31, 2025, with respect to the following compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

●	all compensation plans previously approved by our security holders; and
●	all compensation plans not previously approved by our security holders.

Number of
Securities
Remaining
Available for
Future
	Number of		Issuance
	Securities to	Weighted-	Under Equity
	be Issued	Average	Compensation
	upon Exercise	Exercise	Plans
	of	Price of	(excluding
	Outstanding	Outstanding	securities
	Options,	Options,	reflected in
	Warrants and	Warrants and	the first
Plan Category	Rights	Rights	column)
Equity compensation plans approved by security holders (1)	893,355	$6.15	5,309,912
Equity compensation plans not approved by security holders	—	—	—
Total	893,355	$6.15	5,309,912
(1)	Includes our 2015 Plan and 2025 Plan. Our 2015 Plan expired in 2025 and thus no securities remain available for future issuance under that plan.

The number of shares reserved for issuance under the 2025 Plan automatically increases pursuant to the terms thereof on January 1 of each year, from January 1, 2026 through January 1, 2035.  Pursuant to the terms of the 2025 Plan, the number of shares reserved for issuance under the plan increased by 403,446 as of January 1, 2026, for a total number of shares reserved for issuance under the plan of 6,403,446.

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2025 and 2024 by Cherry Bekaert LLP.

	2025	2024
Audit fees	$172,175	$214,463
Tax fees	22,365	—
Total	$194,540	$214,463

Audit Fees

This category includes the fees for the examination of our consolidated financial statements, review of our Annual Report on Form 10-K, quarterly reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q and periodic review of documents to be filed with the SEC, including registration statements.

Tax Fees

This category includes the fees for preparation of our federal and state income tax returns and Form 1099’s.

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during each of the two years.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires advance approval of all audit services and permitted non-audit services to be provided by the independent auditor as required by the Exchange Act. The audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee approved all the services described above in accordance with its pre-approval policies and procedures.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2012).

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 22, 2016).

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on October 7, 2016).

3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on June 14, 2017).

3.5	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on September 28, 2018).

3.6

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of amendment number 1 to current report on Form 8-K filed on December 3, 2020).

3.7

Certificate of Designation of the Series D preferred stock of the Company dated December 27, 2022 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A filed on December 27, 2022).

3.8

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Soligenix, Inc. (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on February 9, 2023).

3.9

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Soligenix, Inc. (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on May 31, 2024).

3.10	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 included in our current report on Form 8-K filed on March 28, 2025).

4.1	Description of Securities. *

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

10.39

Fourth Amendment to Employment Agreement dated as of May 5, 2025, between Soligenix, Inc. and Christopher J. Schaber, PhD. (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

10.40	Form S-8 Registration of Stock Options Plan dated June 20, 2025 (incorporated by reference to our registration statement on Form S-8 filed on June 20, 2025).**

10.41	Soligenix, Inc. 2025 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on June 20, 2025).

10.42

Consulting Agreement effective as of August 16, 2025 between Soligenix, Inc. and Richard Straube, MD. (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).**

10.43	Form of Pre-Funded Warrant issued in September 2025 public offering (incorporated by reference to Exhibit 4.1 included in our current report on Form 8-K filed on September 29, 2025).

10.44	Form of Common Warrant issued in September 2025 public offering (incorporated by reference to Exhibit 4.2 included in our current report on Form 8-K filed on September 29, 2025).

10.45	Securities Purchase Agreement dated September 25, 2025 (incorporated by reference to Exhibit 10.2 included in our current report on Form 8-K filed on September 29, 2025).

10.46

At Market Issuance Sales Agreement dated January 23, 2026 between Soligenix, Inc. and Rodman & Renshaw LLC (incorporated by reference to Exhibit 10.1 included in our current report on Form 8-K filed on January 23, 2026).

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

Date: March 31, 2026

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Capacity	Date

Chairman of the Board, Chief Executive Officer
/s/ Christopher J. Schaber	and	March 31, 2026
Christopher J. Schaber, PhD	President (principal executive officer)

/s/ Gregg A. Lapointe	Director	March 31, 2026
Gregg A. Lapointe, CPA

/s/ Diane L. Parks	Director	March 31, 2026
Diane L. Parks, MBA

/s/ Robert J. Rubin	Director	March 31, 2026
Robert J. Rubin, MD

/s/ Jerome B. Zeldis	Director	March 31, 2026
Jerome B. Zeldis, MD, PhD

/s/ Jonathan Guarino	Chief Financial Officer, Senior Vice President, and	March 31, 2026
Jonathan Guarino, CPA, CGMA	Corporate Secretary (principal accounting officer)

SOLIGENIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,936,153	$7,819,514
Deferred issuance cost	18,543	103,847
Prepaid expenses and other current assets	894,311	905,269
Total current assets	8,849,007	8,828,630
Security deposit	22,777	22,777
Furniture and equipment, net	8,772	6,113
Right-of-use lease assets	354,965	108,963
Total assets	$9,235,521	$8,966,483

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,115,497	$667,896
Accrued expenses	1,981,630	2,359,339
Accrued compensation	488,125	336,442
Lease liabilities, current	114,023	111,862
Convertible debt	—	1,372,873
Total current liabilities	3,699,275	4,848,412
Non-current liabilities:
Lease liabilities, net of current portion	244,121	—
Total liabilities	3,943,396	4,848,412

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 10,086,130 and 2,514,499 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	10,086	2,514
Additional paid-in capital	250,287,382	238,040,520
Accumulated other comprehensive income	45,789	45,789
Accumulated deficit	(245,051,132)	(233,970,752)
Total shareholders’ equity	5,292,125	4,118,071
Total liabilities and shareholders’ equity	$9,235,521	$8,966,483

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024
Revenues:
Grant revenue	$—	$119,371
Total revenues	—	119,371
Cost of revenues	—	(119,371)
Gross profit	—	—
Operating expenses:
Research and development	7,485,813	5,223,589
General and administrative	4,359,663	4,215,908
Total operating expenses	11,845,476	9,439,497
Loss from operations	(11,845,476)	(9,439,497)
Other income (expense):
Foreign currency transaction (loss) gain	(11,814)	1,591
Interest income, net	270,170	213,975
Research and development incentives	—	(25,488)
CARES Act employee retention credit	—	312,753
Other income	125	43
Change in fair value of convertible debt	—	260,933
Total other income	258,481	763,807
Net loss before income taxes	(11,586,995)	(8,675,690)
Income tax benefit	506,615	409,114
Net loss applicable to common stockholders	$(11,080,380)	$(8,266,576)
Basic and diluted net loss per share	$(2.14)	$(4.98)
Basic and diluted weighted average common shares outstanding	5,188,799	1,660,413

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024
Net loss	$(11,080,380)	$(8,266,576)
Other comprehensive income:
Foreign currency translation adjustments	—	23,546
Comprehensive loss	$(11,080,380)	$(8,243,030)

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity and Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2023	648,761	$649	$228,203,706	$22,243	$(225,704,176)	$2,522,422
Issuance of common stock pursuant to At Market Issuance Sales Agreement	229,078	229	1,071,330	—	—	1,071,559
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(24,484)	—	—	(24,484)
Issuance of common stock and pre-funded warrants in connection with April 2024 public offering	204,694	205	4,741,195	—	—	4,741,400
Issuance costs associated with April 2024 public offering	—	—	(625,065)	—	—	(625,065)
Issuance of common stock to vendors	5,000	5	15,795	—	—	15,800
Fractional shares issued in June 2024 reverse stock split	114,735	115	(115)	—	—	—
Issuance of common stock upon exercise of warrants	34,816	35	222,787	—	—	222,822
Issuance of common stock upon exercise of pre-funded warrants	537,500	537	8,063	—	—	8,600
Issuance of common stock from warrant inducement	703,125	703	4,218,047	—	—	4,218,750
Issuance costs associated with warrant inducement	—	—	(7,552,457)	—	—	(7,552,457)
Warrant modification - incremental fair value	—	—	7,177,683	—	—	7,177,683
Issuance of common stock from conversion of debt	36,790	36	254,220	—	—	254,256
Share-based compensation expense	—	—	329,815	—	—	329,815
Foreign currency translation adjustment	—	—	—	23,546	—	23,546
Net loss	—	—	—	—	(8,266,576)	(8,266,576)
Balance, December 31, 2024	2,514,499	$2,514	$238,040,520	$45,789	$(233,970,752)	$4,118,071
Issuance of common stock pursuant to At Market Issuance Sales Agreement	1,758,725	1,760	4,664,661	—	—	4,666,421
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(103,847)	—	—	(103,847)
Issuance of common stock and pre-funded warrants in connection with September 2025 public offering	4,064,080	4,064	7,494,458	—	—	7,498,522
Issuance costs associated with September 2025 public offering	—	—	(776,086)	—	—	(776,086)
Issuance of common stock to vendors	32,346	32	76,568	—	—	76,600
Issuance of common stock upon exercise of warrants	225,000	225	303,525	—	—	303,750
Issuance of common stock upon exercise of pre-funded warrants	1,491,480	1,491	—			1,491
Share-based compensation expense	—	—	587,583	—	—	587,583
Net loss	—	—	—	—	(11,080,380)	(11,080,380)
Balance, December 31, 2025	10,086,130	$10,086	$250,287,382	$45,789	$(245,051,132)	$5,292,125

Adjusted to reflect the reverse stock split of one-for-sixteen effective June 5, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024
Operating activities:
Net loss	$(11,080,380)	$(8,266,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,224	5,814
Non-cash lease expense	114,602	120,871
Share-based compensation	587,583	329,815
Issuance of common stock to vendors for services	76,600	15,800
Change in fair value of convertible debt	—	(260,933)
Change in operating assets and liabilities:
Contracts and grants receivable	—	171,254
Prepaid expenses and other current assets	10,958	(39,255)
Research and development incentives receivable	—	48,643
Operating lease liability	(114,322)	(121,765)
Accounts payable and accrued expenses	(16,501)	(492,613)
Accrued compensation	151,683	85,327
Net cash flows from operating activities	(10,266,553)	(8,403,618)

Investing activities:
Purchases of furniture and equipment	(5,883)	—
Net cash flows from investing activities	(5,883)	—

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	4,666,421	1,071,559
Costs associated with At Market Issuance Sales Agreement	—	(128,331)
Proceeds from issuance of common stock and pre-funded warrants	7,498,522	4,741,400
Issuance costs associated with public offerings	(708,236)	(625,065)
Proceeds from the exercise of warrants	305,241	4,450,172
Issuance costs associated with warrant inducement	—	(374,774)
Convertible debt repayments	(1,372,873)	(1,372,872)
Net cash flows from financing activities	10,389,075	7,762,089
Effect of exchange rate on cash and cash equivalents	—	14,885
Net increase (decrease) in cash and cash equivalents	116,639	(626,644)
Cash and cash equivalents at beginning of year	7,819,514	8,446,158
Cash and cash equivalents at end of year	$7,936,153	$7,819,514
Supplemental information:
Cash paid for state income taxes	$122,155	$42,162
Cash paid for interest	$35,044	$227,735
Cash paid for lease liabilities:
Operating lease	$139,500	$136,917
Non-cash investing and financing activities:
Pontifax conversion of portion of debt principal into common stock	$—	$254,256
Right-of-use assets obtained in exchange for lease liabilities	$360,604	$—
Deferred issuance cost reclassified to additional paid-in capital	$103,847	$250,698
Offering costs included in accounts payable and accrued expenses	$67,850	$—
Warrant modification - incremental value	$—	$7,177,683

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

Liquidity

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2025, the Company had an accumulated deficit of $245,051,132 and working capital of $5,149,732. For the year ended December 31, 2025, the Company incurred a net loss of $11,080,380 and used $10,266,553 of cash in operating activities. The Company expects to continue generating losses for the foreseeable future, and its liquidity needs will depend largely on budgeted operational expenditures related to the advancement of its product candidates.

Management believes that the Company has sufficient resources to support development activities, business operations, and meet its obligations into the fourth quarter of 2026. However, as of the date of this filing, the Company does not have sufficient cash and cash equivalents to fund operations for at least 12 months following the issuance of these financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company’s plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from at-the-market sales (“ATM”) of shares of the Company’s common stock via an At Market Issuance Sales Agreement (“Rodman Sales Agreement”) with Rodman & Renshaw LLC (“Rodman”).

In January 2026, the Company entered into the Rodman Sales Agreement (See Note 12 – Subsequent Events). The Rodman Sales Agreement provides for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million. The Company has up to approximately $3.2 million of potential gross proceed capacity remaining from the Rodman Sales Agreement as of March 24, 2026 under the prospectus supplement dated January 23, 2026.

While the Rodman Sales Agreement is in place, none of the other funding alternatives are currently committed. There is no assurance that the Company will be successful in securing sufficient financing on acceptable terms, if at all, to continue operations, enter into strategic transactions that provide the necessary capital, or implement other strategies to mitigate the substantial doubt about its ability to continue as a going concern. Failure to obtain adequate capital when needed may force the Company to delay, reduce, or eliminate business development efforts, negatively impacting its ability to achieve its objectives, remain competitive, and maintain its financial condition and operating results.

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

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners.
●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program remains available.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company is currently evaluating additional equity/royalty/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Business Strategy Overview

Management’s business strategy can be outlined as follows:

●	Following agreement from the EMA on the key design components for the second confirmatory Phase 3 placebo-controlled FLASH2 clinical trial of HyBryte™ in CTCL and positive primary endpoint results from the first Phase 3 FLASH study, continue enrollment and execution of the FLASH2 study, while at the same time, continuing discussions with the FDA on potential modifications to the development path to adequately address their feedback.

●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following the positive Phase 3 FLASH study and positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.

●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2 clinical trial, where previous studies with dusquetide in BD have validated the biologic activity in aphthous ulcers in BD.

●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.

●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting Ebola, Sudan, and Marburg viruses and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.

●	Continue to apply for additional government funding for the Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.
●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.

●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

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

The Company did not record any impairment of long-lived assets for the years ended December 31, 2025 and 2024.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2025 and 2024. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

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

The fair value of options issued during the years ended December 31, 2025 and 2024 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of six years;
●	volatility of 116% - 127% for 2025 and 108% - 130% for 2024; and
●	risk-free interest rates ranging from 3.77% to 4.06% in 2025 and ranging from 4.16% to 4.76% in 2024.

The fair value of each option grant made during 2025 and 2024 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the requisite service period.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification Topic 842, Leases (“ASC 842”). At contract inception, the Company determines if an arrangement is or contains a lease and whether the lease is classified as an operating lease or finance lease based on criteria set forth in ASC 842. The Company recognizes a right-of-use asset and a corresponding lease liability at the lease commencement date for all leases with a term greater than twelve months. Lease liabilities are measured at the present value of future lease payments, discounted using the interest rate implicit in the lease when readily determinable. If the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The lease term includes the noncancelable period of the lease together with periods covered by renewal options that the Company is reasonably certain to exercise and periods covered by termination options that the Company is reasonably certain not to exercise. The

Company recognizes operating lease expense on a straight-line basis over the lease term which is included in operating expenses in the accompanying consolidated statements of operations.

Foreign Currency Transactions and Translation

The Company’s UK Subsidiary’s functional currency, the British Pound, is translated into the U.S. Dollar for reporting purposes during consolidation, with related translation adjustments reported as a cumulative translation adjustment, which is a component of accumulated other comprehensive income. The Company recognizes foreign currency-related transaction gains or losses as a component of net loss when incurred. Such transaction-related foreign currency gains or losses were de minimus for the years ended December 31, 2025 and 2024.

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

The Company sold its 2024 and 2023 New Jersey NOL carryforwards resulting in the recognition of income tax benefits, net of transaction costs of $506,615 and $409,114 during the years ended December 31, 2025 and 2024, respectively. Both amounts were recorded as receivables and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively.

The Company recognizes accrued interest and penalties associated with uncertain tax positions, if any, as part of income tax expense. There were no tax related interest and penalties recorded for 2025 and 2024. Additionally, the Company has not recorded an asset for unrecognized tax benefits or a liability for uncertain tax positions at December 31, 2025 or 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency and decision-usefulness of income tax disclosures, providing investors with additional information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows.

The standard requires public entities to disclose additional disaggregation of information in the effective tax rate reconciliation, including specified categories. Additionally, entities must provide separate disclosure of significant reconciling items and expanded disclosure of income taxes paid by jurisdiction.

ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We have adopted ASU 2023-09 for the year ended December 31, 2025, and have updated our income tax disclosures accordingly. The adoption of this standard did not impact the recognition or measurement of our financial statements but resulted in enhanced income tax related disclosures in the notes to the consolidated financial statements.

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	December 31,	December 31,
	2025	2024
Common stock purchase warrants	6,798,141	1,467,581
Stock options	893,355	229,919
Convertible debt	—	360,335
Total	7,691,496	2,057,835

Note 3. Leases

The Company classifies the lease for its office space as an operating lease, and records a related right-of-use lease asset and lease liability accordingly. Pursuant to an amendment in May 2025, the lease has been extended through October 2028. The current rent is $11,625 per month through October 2026. It increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

The following represents a reconciliation of contractual lease cash flows to the right-of-use lease asset and liability recognized in the financial statements:

Operating
Lease
Contractual cash payments for the remaining lease term as of December 31, 2025
2026	$140,017
2027	143,117
2028	121,416
Less implied interest	(46,406)
Total	$358,144
Discount rate applied	8.47%
Remaining lease term (months) as of December 31, 2025	34

Lease expense for the year ended December 31, 2024:
Lease expense	$136,022
Total	$136,022

Lease expense for the year ended December 31, 2025:
Lease expense	$139,781
Total	$139,781

Note 4.Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31,
	2025	2024
Clinical trial expenses	$1,709,542	$1,135,542
Other	272,088	1,223,797
Total	$1,981,630	$2,359,339

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

The 2023 Amendment resulted in the extinguishment of the original convertible debt for accounting purposes. The Company elected to account for the amended convertible debt using the fair value option. As a result, the Company recognized $260,933 of other income from the change in the fair value of the convertible debt in the accompanying consolidated statements of operations during the year ended December 31, 2024. The fair value of the convertible debt was estimated using the Monte Carlo valuation method.

During the year ended December 31, 2024, Pontifax delivered notices of conversion to the Company electing to convert a portion of the then outstanding principal balance into shares of the Company’s common stock. Accordingly, the Company issued 36,790 shares of the Company’s common stock resulting in a reduction of the outstanding principal balance totaling $254,256.

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

Note 6. Income Taxes

The income tax benefit consisted of the following for the years ended December 31, 2025 and 2024:

	2025	2024
Federal	$—	$—
Foreign	—	—
State & Local	(506,615)	(409,114)
Income tax benefit	$(506,615)	$(409,114)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	2025	2024
Net operating loss carry forwards	$29,960,000	$28,438,000
Orphan drug and research and development credit carry forwards	10,298,000	9,617,000
Equity based compensation	44,000	227,000
Intangible and fixed assets	1,410,000	1,401,000
Capitalized research and development	3,497,000	2,482,000
Lease liability	37,000	69,000
Other	—	(85,000)
Total	45,246,000	42,149,000
Valuation allowance	(45,216,000)	(42,087,000)
Net deferred tax assets	30,000	62,000
Right of use asset	(30,000)	(62,000)
Total gross deferred tax liabilities	(30,000)	(62,000)
Net deferred tax assets	$—	$—

The Company had gross NOLs at December 31, 2025 of approximately $131.2 million for federal tax purposes, approximately $24 million for state tax purposes and approximately $3.7 million for foreign tax purposes. Federal losses generated in 2018 or later will carry forward indefinitely. In addition, the Company has approximately $10.3 million of various tax credits which credit the Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carryforwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During the years ended December 31, 2025 and 2024 in accordance with the State of New Jersey’s Technology Business Tax Certificate Program, which allowed certain high technology and biotechnology companies to sell unused NOL carryforwards to other New Jersey-based corporate taxpayers, the Company sold its 2024 and 2023 New Jersey NOL carry forwards, resulting in the recognition of $506,615 and $409,114, respectively, of income tax benefit, net of transaction costs. Both amounts were recorded as receivables and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets for the years ended December 31, 2025 and 2024, respectively. There can be no assurance as to the continuation or magnitude of this program in the future.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and fifteen years for non-U.S. activities using a mid-year convention; therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a deferred tax asset of approximately $3.5 million. Under the One Big Beautiful Bill Act (enacted July 4, 2025), companies are allowed to expense domestic 174 costs for tax years beginning after December 31, 2024.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Federal tax at statutory rate	(21.0)%	(21.0)%
State tax benefits, plus sale of NJ NOL, net of federal benefit	(7.6)	(12.2)
Foreign tax rate difference	—	—
Orphan drug and research and development credits	(6.0)	(8.1)
Permanent differences	0.9	1.3
Foreign NOL adjustments	1.0	0.6
Expiration of tax attributes	1.3	15.2
Change in valuation allowance	27.0	19.5
Income tax benefit	(4.4)%	(4.7)%

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from 2011, the earliest year with a net operating loss carryover, because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2025 and 2024.

Note 7. Shareholders’ Equity

Common Stock

The following items represent transactions in the Company’s common stock for the year ended December 31, 2025:

●	The Company issued vendors 32,346 shares of common stock with a weighted average fair value of $2.37 per share.
●	The Company sold 1,758,725 shares of common stock pursuant to the Company’s At Market Issuance Sales Agreement (“AGP Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”) at a weighted average price of $2.68 per share.
●	The Company sold 4,064,080 shares of common stock and 1,491,480 pre-funded warrants pursuant to the September 2025 public offering for $1.35 per share.
●	The Company issued 1,491,480 shares of common stock pursuant to the exercise of pre-funded warrants associated with the September 2025 public offering with an exercise price of $0.001 per share.
●	The Company issued 225,000 shares of common stock pursuant to the exercise of warrants associated with the September 2025 public offering with an exercise price of $1.35 per share.

The issuances of the Company’s common stock in connection with the September 2025 public offering and upon the exercise of warrants described above were registered on a Registration Statement on Form S-1.

The issuance of the Company’s common stock pursuant to the AGP Sales Agreement described above was registered on a Registration Statement on Form S-3.

The following items represent transactions in the Company’s common stock for the year ended December 31, 2024:

●	The Company issued Pontifax 36,790 shares of fully vested common stock pursuant to conversion of a portion of the convertible debt principal balance at a weighted average conversion price of $6.91 per share. The conversion price was based on 90% of the closing price of the Company’s common stock on the day before the delivery of the conversion notices.
●	The Company issued vendors 5,000 shares of common stock with a weighted average fair value of $3.16 per share.
●	The Company sold 229,078 shares of common stock pursuant to the AGP Sales Agreement at a weighted average price of $4.72 per share.
●	The Company sold 204,694 shares of common stock and 537,500 pre-funded warrants pursuant to the April 2024 public offering for $6.40 per share.
●	The Company issued 537,500 shares of common stock pursuant to the exercise of pre-funded warrants associated with the April 2024 public offering with an exercise price of $0.02.
●	The Company issued 34,816 shares of common stock pursuant to the exercise of warrants associated with the April 2024 public offering with an exercise price of $6.40 per share.
●	The Company issued 703,125 shares of common stock pursuant to the exercise of warrants associated with a warrant inducement agreement entered into on July 9, 2024 with an exercise price of $6.00 per share.

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

All issuances of the Company’s common stock for the years ended December 31, 2025 and 2024 described above, other than shares issued to vendors, were registered on a Registration Statement on Form S-8 (SEC File No. 333-208515), a Registration Statement on Form S-1 (333-271049) and a Registration Statement on Form S-3 (SEC File No. 333-239928). The certificates evidencing unregistered shares reflect a Securities Act of 1933, as amended, restrictive legend.

The issuances of the Company’s common stock to the vendors described above were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access to information about the Company. Each vendor represented to the Company that the vendor is not a “consultant” for purposes of Nasdaq Listing Rule 5635(c).

AGP At Market Issuance Sales Agreement

In August 2024, the Company entered into the AGP Sales Agreement to sell shares of the Company’s common stock from time to time, through ATM sales. In connection with the sale of shares via the ATM, the Company determines, among other things, the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold on any one trading day, and any minimum price below which sales may not be made. Pursuant to the terms, A.G.P./Alliance Global Partners (“AGP”) is entitled to compensation for its services in an amount up to 3% of the gross proceeds from the sale of shares under the ATM. The Company has no obligation to sell any shares under the ATM, and may suspend solicitation and offers at any time. The ATM may be terminated by the Company or AGP upon notice, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. The ATM will terminate upon the earliest of (a) December 15, 2026, (b) the sale of all of the shares of common stock subject to the ATM, (c) the termination of the AGP Sales Agreement as permitted therein, or (d) the mutual agreement of the parties.

The AGP Sales Agreement provided for the offer and sale of shares of common stock having an aggregate offering price of up to $5.8 million. As of July 1, 2025, the remaining capacity of the ATM facility subject to the AGP Sales Agreement was sold.

July 2024 Warrant Inducement

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

The fair value of the New Warrants issued under the Inducement Agreement was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 5 years;
●	volatility of 127.25%; and
●	risk free interest rate of 4.24%.

Note 8. Stock Option Plans and Warrants to Purchase Common Stock

Stock Option Plans

The Amended and Restated 2005 Equity Incentive Plan (“2005 Plan”) was replaced by the 2015 Plan, which was approved in June 2015. No securities are available for future issuance under the 2005 Plan. The 2015 Plan was replaced by the 2025 Plan, which was approved in June 2025. No securities are available for future issuance under the 2015 Plan. As of December 31, 2025, there are 5,309,912 shares currently available for grants under the 2025 Plan. The plan is divided into four separate equity programs:

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

4)	the Director Fee Option Grant Program, under which non-employee Board members may elect to have all, or any portion, of their annual retainer fee otherwise payable in cash applied to a special option grant.

Shares available for grant under the 2025 Plan were as follows:

Shares available for grant at plan approval	6,000,000
Shares granted	(20,000)
Options granted	(670,088)
Shares available for grant at December 31, 2025	5,309,912

The number of shares reserved for issuance under the 2025 Plan automatically increases pursuant to the terms thereof on January 1 of each year, from January 1, 2026 through January 1, 2035.  Pursuant to the terms of the 2025 Plan, the number of shares reserved for issuance under the plan increased by 403,446 as of January 1, 2026, for a total number of shares reserved for issuance under the plan of 6,403,446.

Option activity for the years ended December 31, 2025 and 2024:

		Weighted
		Average
		Exercise
	Options	Price
Balance outstanding at December 31, 2023	56,609	$90.58
Granted	173,740	3.35
Forfeited	(430)	1,549.28
Balance outstanding at December 31, 2024	229,919	$21.94
Granted	670,088	1.64
Forfeited	(6,652)	96.46
Balance outstanding at December 31, 2025	893,355	$6.15

The weighted-average exercise price, by price range, for outstanding options to purchase common stock at December 31, 2025 was:

	Weighted
	Average
	Remaining
	Contractual	Outstanding	Exercisable
Price Range	Life in Years	Options	Options
$1.37 - $10.78	9.62	882,107	321,844
$129.60 - $640.80	4.83	11,168	11,168
$1,776.00	0.46	80	80
Total	9.56	893,355	333,092

The Company’s share-based compensation expense for the years ended December 31, 2025 and 2024 was recognized as follows:

Share-based compensation	2025	2024
Research and development	$204,848	$131,917
General and administrative	382,735	197,898
Total	$587,583	$329,815

At December 31, 2025, the total compensation cost for stock options not yet recognized was approximately $973,000 and will be recognized over the next three years.

Warrants to Purchase Common Stock

Warrant activity for the years ended December 31, 2025 and 2024 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance at December 31, 2023	408,640	$24.00
Granted	2,334,382	2.73
Exercised	(1,275,441)	3.71
Balance at December 31, 2024	1,467,581	$11.01
Granted (1)	7,047,040	1.06
Exercised	(1,716,480)	0.18
Balance at December 31, 2025	6,798,141	$2.36

(1)	Excludes pre-funded warrants issued in connection with public offerings.

The remaining life, by grant date, for outstanding warrants at December 31, 2025 was:

		Remaining
	Exercise	Contractual	Outstanding	Exercisable
Grant Date	Price	Life in Years	Warrants	Warrants
May 09, 2023	$24.00	2.35	303,139	303,139
April 22, 2024	6.40	3.31	2,377	2,377
September 25, 2025	1.35	4.74	1,162,065	1,162,065
September 29, 2025	1.35	4.75	5,330,560	5,330,560
Total			6,798,141	6,798,141

Note 9. Concentrations

Cash Balances

At December 31, 2025 and 2024, the Company had deposits in major financial institutions that exceeded the amount under protection by the Securities Investor Protection Corporation (“SIPC”) and the Federal Deposit Insurance Corporation (“FDIC”). Currently, the Company is covered up to $250,000 by the SIPC and FDIC and at times maintains cash balances in excess of the SIPC and FDIC coverages.

Vendors

The Company relies on third-party manufacturers for the production of certain components used in its product development programs. The active pharmaceutical ingredients (“API”) used in the Company’s product candidates as well as the finished drug products are manufactured by third-party suppliers with specialized capabilities. The Company does not currently maintain qualified alternative manufacturers for these vendors. If these manufacturers were unable to meet the Company’s requirements or continue to supply the API in the quantities needed, the Company could experience delays in its development activities while alternative manufacturing sources are identified, qualified and approved.

In addition, the Company relies on a third-party manufacturer to produce the proprietary light device used in conjunction with the Company’s therapeutic platform. The manufacture of this device requires specialized design and production capabilities. The loss of this manufacturer or an interruption in its ability to supply the device could delay the Company’s ability to conduct clinical development activities or support commercialization efforts until an alternative manufacturer is identified and qualified.

Note 10. Commitments and Contingencies

Licenses and Royalties

The Company has commitments of approximately $230,000 as of December 31, 2025 over the next five years for several licensing agreements with partners and universities. Additionally, the Company is party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

Pursuant to an agreement with Hy Biopharma, the Company is obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval is attained. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of December 31, 2025, no other milestone or royalty payments have been paid or accrued.

Leases

Pursuant to an amendment in May 2025, the Company’s office lease has been extended through October 2028. The current monthly rent is $11,625 through October 2026 and increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

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

As a result of the above agreements, the Company has future contractual obligations over the next five years as follows:

	Research and
Year	Development	Leases	Total
2026	$46,000	$140,017	$186,017
2027	46,000	143,117	189,117
2028	46,000	121,416	167,416
2029	46,000	—	46,000
2030	46,000	—	46,000
Total	$230,000	$404,550	$634,550

Note 11. Operating Segments

Soligenix, Inc. operates in two reportable segments:

●	Specialized BioTherapeutics – Focuses on developing and commercializing products for orphan diseases and areas of unmet medical need in oncology and inflammation.
●	Public Health Solutions – Concentrates on vaccines and therapeutics for biodefense and infectious diseases.

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

Segment Revenues and Profit (Loss)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the year ended December 31, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	6,776,867	86,768	6,863,635	207,105	415,073	-	7,485,813
General and administrative	-	-	-	-	3,975,961	383,702	4,359,663
Adjusted loss from operations	(6,776,867)	(86,768)	(6,863,635)	(207,105)	(4,391,034)	(383,702)	(11,845,476)
Share-based compensation	203,169	1,679	204,848	(204,848)	382,735	(382,735)	-
Depreciation and amortization	1,935	322	2,257	(2,257)	967	(967)	-
Loss from operations	(6,981,971)	(88,769)	(7,070,740)	-	(4,774,736)	-	(11,845,476)
Other income, net	-	-	-	-	258,481	-	258,481
Net loss before income taxes	$(6,981,971)	$(88,769)	$(7,070,740)	$-	$(4,516,255)	$-	$(11,586,995)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the year ended December 31, 2024:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Adjustments	Corporate	Adjustments	Consolidated
Revenues	$119,371	$-	$119,371	$-	$-	$-	$119,371
Cost of revenues	(119,371)	-	(119,371)	-	-	-	(119,371)
Gross profit	-	-	-	-	-	-	-
Significant expenses:
Research and development	4,233,771	249,852	4,483,623	135,987	603,979	-	5,223,589
General and administrative	-	-	-	-	4,016,266	199,642	4,215,908
Adjusted loss from operations	(4,233,771)	(249,852)	(4,483,623)	(135,987)	(4,620,245)	(199,642)	(9,439,497)
Share-based compensation	127,774	4,143	131,917	(131,917)	197,898	(197,898)	-
Depreciation and amortization	3,489	581	4,070	(4,070)	1,744	(1,744)	-
Loss from operations	(4,365,034)	(254,576)	(4,619,610)	-	(4,819,887)	-	(9,439,497)
Other (expenses) income, net	(22,342)	-	(22,342)	-	786,149	-	763,807
Net loss before income taxes	$(4,387,376)	$(254,576)	$(4,641,952)	$-	$(4,033,738)	$-	$(8,675,690)

Reconciliation to Consolidated Loss Before Income Taxes

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes:

	2025	2024
Loss from operations - reportable segments	$(7,070,740)	$(4,619,610)
Loss from operations - corporate	(4,774,736)	(4,819,887)
Interest income, net	270,170	213,975
Other income (expense), net	(11,689)	549,832
Net loss before income taxes	$(11,586,995)	$(8,675,690)

Segment Assets

The Company’s total assets by segment as of December 31, 2025, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$77,872	$2,924	$80,796	$9,154,725	$9,235,521

The Company’s total assets by segment as of December 31, 2024, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$48,604	$2,038	$50,642	$8,915,841	$8,966,483

Significant Expense Categories Considered by CODM

The CODM regularly reviews the following significant expense categories when assessing segment performance and resource allocation:

●	Government Grant and Contract Funding – Both the Specialized BioTherapeutics and Public Health Solutions segments apply for and receive government grants and contracts. However, Public Health Solutions is exclusively funded by government sources, whereas Specialized BioTherapeutics utilizes a mix of government funding and shareholder investment.
●	Research & Development – Includes expenses for clinical trials, regulatory compliance, and R&D-related payroll.
●	General & Administrative – Comprises salaries, professional fees, and facility costs.
●	Share-Based Compensation – Represents non-cash stock option and restricted stock unit expenses.
●	Depreciation & Amortization – Costs related to the use of tangible and intangible assets.
●	Other Income/Expenses – Includes interest income and one-time gains/losses.

CODM and Use of Multiple Measures of Segment Profit/Loss

The Company's CODM primarily evaluates segment performance based on two key financial measures:

●	Advancement of Specialized BioTherapeutics Through a Combination of Funding Sources – Assesses the effectiveness of shareholder investment and government grants in progressing product development.
●	Ability to Secure Government Grants and Contracts (Public Health Solutions Only) – Determines segment sustainability and funding for shared resources.
●	Adjusted Loss from Operations – Excludes non-cash share-based compensation and depreciation/amortization expenses for a clearer picture of operating performance.
●	Net Loss Before Income Taxes – Incorporates all expenses, including non-cash charges and other income/expenses, for a comprehensive profitability analysis.

Note 12. Subsequent Events

Rodman At Market Issuance Sales Agreement

In January 2026, the Company entered into the Rodman Sales Agreement to sell shares of the Company’s common stock from time to time, through ATM sales. In connection with the sale of shares via the ATM, the Company determines, among other things, the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold on any one trading day, and any minimum price below which sales may not be made. Pursuant to the terms, Rodman is entitled to compensation for its services in an amount up to 3% of the gross proceeds from the sale of shares under the ATM. The Company has no obligation to sell any shares under the ATM and may suspend solicitation and offers at any time. The ATM may be terminated by the Company or Rodman upon notice, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. The ATM will terminate upon the earliest of (a) December 15, 2026, (b) the sale of all of the shares of common stock subject to the ATM, (c) the termination of the Rodman Sales Agreement as permitted therein, or (d) the mutual agreement of the parties.

The Rodman Sales Agreement provides for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million. The Company has up to approximately $3.2 million of potential gross proceeds capacity remaining from the Rodman Sales Agreement as of March 24, 2026 under the prospectus supplement dated January 23, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Soligenix, Inc.

Princeton, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soligenix, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2025 and 2024, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 31, 2026