Form 10-Q
period 2026-03-31
SOLIGENIX, INC.
filed 2026-05-08
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 1, 2026, 14,824,174 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,029,430	$7,936,153
Deferred issuance cost	98,717	18,543
Prepaid expenses and other current assets	437,101	894,311
Total current assets	6,565,248	8,849,007
Security deposit	22,777	22,777
Furniture and equipment, net	7,675	8,772
Right-of-use lease assets	326,940	354,965
Total assets	$6,922,640	$9,235,521

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$828,658	$1,115,497
Accrued expenses	2,630,416	1,981,630
Accrued compensation	43,001	488,125
Lease liabilities, current	117,235	114,023
Total current liabilities	3,619,310	3,699,275
Non-current liabilities:
Lease liabilities, net of current portion	213,425	244,121
Total liabilities	3,832,735	3,943,396

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 10,518,269 and 10,086,130 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	10,518	10,086
Additional paid-in capital	250,909,695	250,287,382
Accumulated other comprehensive income	45,789	45,789
Accumulated deficit	(247,876,097)	(245,051,132)
Total shareholders’ equity	3,089,905	5,292,125
Total liabilities and shareholders’ equity	$6,922,640	$9,235,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Grant revenue	$—	$—
Total revenues	—	—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses:
Research and development	1,782,300	1,941,680
General and administrative	1,102,538	1,084,828
Total operating expenses	2,884,838	3,026,508
Loss from operations	(2,884,838)	(3,026,508)
Other income (expense):
Foreign currency transaction loss	(1,516)	(788)
Interest income, net	61,389	76,028
Total other income	59,873	75,240
Net loss applicable to common stockholders	$(2,824,965)	$(2,951,268)
Basic and diluted net loss per share	$(0.28)	$(0.97)
Basic and diluted weighted average common shares outstanding	10,164,898	3,049,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2025	10,086,130	$10,086	$250,287,382	$45,789	$(245,051,132)	$5,292,125
Issuance of common stock pursuant to At Market Issuance Sales Agreement	423,799	424	508,853	—	—	509,277
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(17,742)	—	—	(17,742)
Issuance of common stock to vendors	8,340	8	9,994	—	—	10,002
Share-based compensation expense	—	—	121,208	—	—	121,208
Net loss	—	—	—	—	(2,824,965)	(2,824,965)
Balance, March 31, 2026	10,518,269	$10,518	$250,909,695	$45,789	$(247,876,097)	$3,089,905

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2024	2,514,499	$2,514	$238,040,520	$45,789	$(233,970,752)	$4,118,071
Issuance of common stock pursuant to At Market Issuance Sales Agreement	657,147	657	2,696,885	—	—	2,697,542
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(60,011)	—	—	(60,011)
Issuance of common stock to vendors	12,346	12	29,988	—	—	30,000
Share-based compensation expense	—	—	63,599	—	—	63,599
Net loss	—	—	—	—	(2,951,268)	(2,951,268)
Balance, March 31, 2025	3,183,992	$3,183	$240,770,981	$45,789	$(236,922,020)	$3,897,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Operating activities:
Net loss	$(2,824,965)	$(2,951,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,098	608
Non-cash lease expense	28,025	31,867
Share-based compensation	121,208	63,599
Issuance of common stock to vendors for services	10,002	30,000
Change in operating assets and liabilities:
Prepaid expenses and other current assets	457,210	605,534
Operating lease liability	(27,484)	(32,737)
Accounts payable and accrued expenses	322,307	691,290
Accrued compensation	(445,124)	(285,905)
Net cash flows from operating activities	(2,357,723)	(1,847,012)

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	509,277	2,697,542
Costs associated with At Market Issuance Sales Agreement	(58,277)	—
Convertible debt repayments	—	(1,372,873)
Net cash flows from financing activities	451,000	1,324,669
Net decrease in cash and cash equivalents	(1,906,723)	(522,343)
Cash and cash equivalents at beginning of period	7,936,153	7,819,514
Cash and cash equivalents at end of period	$6,029,430	$7,297,171
Supplemental information:
Cash paid for state income taxes	$900	$56,169
Cash paid for interest	$—	$35,044
Cash paid for lease liabilities:
Operating lease	$34,875	$34,875
Non-cash investing and financing activities:
Deferred issuance cost in accounts payable	$39,639	$—
Deferred issuance cost reclassified to additional paid-in capital	$17,742	$60,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Basis of Presentation

Soligenix, Inc. (the “Company”) is a biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. The Company maintains two active business segments: Specialized BioTherapeutics and Public Health Solutions.

The Company’s Specialized BioTherapeutics business segment is developing synthetic hypericin for the treatment of psoriasis (SGX302), and the Company’s first-in-class Innate Defense Regulator technology, dusquetide, for the treatment of inflammatory diseases, including aphthous ulcers in Behçet’s Disease (“BD”) (SGX945) and oral mucositis in head and neck cancer (SGX942). The Company is developing HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a photodynamic therapy utilizing topical synthetic hypericin activated with visible light, for the treatment of cutaneous T-cell lymphoma (“CTCL”) in a Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). The Data Monitoring Committee completed its interim efficacy analysis of the FLASH2 trial during April 2026, and under the terms of the interim analysis, the study was recommended to halt for futility. The Company is in the process of analyzing the data to better determine why the study did not meet expectations.

The Company’s Public Health Solutions business segment includes development programs for (i) RiVax®, a ricin toxin vaccine candidate, and (ii) various vaccine programs, including a program targeting filoviruses (such as Marburg virus (“MARV”) and Ebola virus (“EBOV”)) and CiVax™, a vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of the vaccine programs incorporates the use of the Company’s proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

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

Results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the full year.

Liquidity

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of March 31, 2026, the Company had an accumulated deficit of $247,876,097 and working capital of $2,945,938. For the three months ended March 31, 2026, the Company incurred a net loss of $2,824,965 and used $2,357,723 of cash in operating activities. The Company expects to continue generating losses in the foreseeable future, and its liquidity needs will depend largely on budgeted operational expenditures related to the advancement of its product candidates.

Based on the Company’s operating budget, current rate of cash outflows, and cash on hand, management believes that the Company has cash runway to support development activities, business operations, and meet its obligations into 2027. However, as of the date of this filing, the Company does not have sufficient cash and cash equivalents to fund operations for at least 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, the Company’s plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from at-the-market (“ATM”) sales of shares of the Company’s common stock via an At Market Issuance Sales Agreement (“Rodman Sales Agreement”) with Rodman & Renshaw LLC (“Rodman”).

In January 2026, the Company entered into the Rodman Sales Agreement (see Note 4 – Shareholders’ Equity) to sell shares of the Company’s common stock from time to time, through ATM sales. The Rodman Sales Agreement provides for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million. The Company has up to approximately $0.8 million of potential gross proceeds capacity remaining from the Rodman Sales Agreement as of May 1, 2026 under the prospectus supplement dated January 23, 2026.

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

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners.

●	The Company will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program remains available and the Company remains eligible.
●	The Company plans to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that the Company can consummate such transactions.
●	The Company is currently evaluating additional equity/royalty/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Business Strategy Overview

Management’s business strategy can be outlined as follows:

●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2 clinical trial, where previous studies with dusquetide in BD have validated the biologic activity in aphthous ulcers in BD.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting EBOV, Sudan virus, and MARV and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.
●	Continue to apply for additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

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

The Company did not record any impairment of long-lived assets for the three months ended March 31, 2026 and 2025.

Fair Value of Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2026. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the issuance.

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

There were no options issued during the three months ended March 31, 2026 or 2025.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification Topic 842, Leases (“ASC 842”). At contract inception, the Company determines if an arrangement is or contains a lease and whether the lease is classified as an operating lease or finance lease. The Company recognizes a right-of-use asset and a corresponding lease liability at the lease commencement date for all leases with a term greater than twelve months. Lease liabilities are measured at the present value of future lease payments, discounted using the interest rate implicit in the lease when readily determinable. If the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The lease term includes the noncancelable period of the lease together with periods covered by renewal options that the Company is reasonably certain to exercise and periods covered by termination options that the Company is reasonably certain not to exercise. The Company recognizes operating lease expense on a straight-line basis over the lease term which is included in operating expenses in the accompanying condensed consolidated statements of operations.

Foreign Currency Transactions

The Company recognizes foreign currency-related transaction gains or losses as a component of net loss when incurred. Such transaction-related foreign currency gains or losses were de minimis for the three months ended March 31, 2026 and 2025.

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	As of March 31,
	2026	2025
Common stock purchase warrants	6,798,141	1,467,581
Stock options	892,699	229,919
Total	7,690,840	1,697,500

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2026	2025
Clinical trial expenses	$2,239,522	$1,709,542
Other	390,894	272,088
Total	$2,630,416	$1,981,630

Note 4. Shareholders’ Equity

Common Stock

Common stock transactions for the three months ended March 31, 2026 are as follows:

●	The Company sold 423,799 shares of common stock pursuant to the Rodman Sales Agreement at a weighted average price of $1.24 per share.
●	The Company issued vendors 8,340 shares of common stock with a weighted average fair value of $1.20 per share.

From April 1, 2026 through May 1, 2026, the Company issued 4,301,557 shares of common stock pursuant to the Rodman Sales Agreement with a weighted average fair value of $0.50 per share.

The issuance of the Company’s common stock to the vendors described above was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access to information about the Company. Each vendor represented to the Company that the vendor is not a “consultant” for purposes of Nasdaq Listing Rule 5635(c). The issuance of the Company’s common stock pursuant to the Rodman Sales Agreement described above was registered on a Registration Statement on Form S-3.

Rodman At Market Issuance Sales Agreement

In January 2026, the Company entered into the Rodman Sales Agreement to sell shares of the Company’s common stock from time to time, through ATM sales. In connection with the sale of shares via the ATM facility, the Company determines, among other things, the number of shares to be issued, the time period during which sales may be requested to be made, limitation on the number of shares that may be sold on any one trading day, and any minimum price below which sales may not be made. Pursuant to the terms, Rodman is entitled to compensation for its services in an amount up to 3% of the gross proceeds from the sale of shares under the ATM facility. The Company has no obligation to sell any shares under the ATM facility and may suspend solicitation and offers at any time. The ATM facility may be terminated by the Company or Rodman upon notice, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. The ATM facility will terminate upon the earliest of (a) December 15, 2026, (b) the sale of all of the shares of common stock subject to the ATM facility, (c) the termination of the Rodman Sales Agreement as permitted therein, or (d) the mutual agreement of the parties.

The Rodman Sales Agreement provides for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million. The Company has up to approximately $0.8 million of potential gross proceeds capacity remaining from the Rodman Sales Agreement as of May 1, 2026 under the prospectus supplement dated January 23, 2026.

Note 5. Commitments and Contingencies

Licenses and Royalties

The Company has licensing fee commitments of approximately $230,000 as of March 31, 2026 over the next five years for several licensing agreements with partners and universities. Additionally, the Company is party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

Pursuant to an agreement with Hy Biopharma, Inc. (“Hy Biopharma”), the Company is obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval is attained. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of March 31, 2026, no other milestone or royalty payments have been paid or accrued.

Leases

Pursuant to an amendment in May 2025, the Company’s office lease has been extended through October 2028. The current monthly rent is $11,625 through October 2026 and increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and
Year	Development	Leases	Total
2026	$46,000	$105,142	$151,142
2027	46,000	143,117	189,117
2028	46,000	121,416	167,416
2029	46,000	—	46,000
2030	46,000	—	46,000
Total	$230,000	$369,675	$599,675

Note 6. Operating Segments

The Company operates in two reportable segments:

●	Specialized BioTherapeutics – Focuses on developing and commercializing products for orphan diseases and areas of unmet medical need in oncology and inflammation.
●	Public Health Solutions – Concentrates on vaccines and therapeutics for biodefense and infectious diseases.

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

Segment Revenues and Loss

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended March 31, 2026:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	1,645,097	2,550	89,414	45,239	1,782,300
General and administrative	-	-	1,025,471	77,067	1,102,538
Adjusted loss from operations	(1,645,097)	(2,550)	(1,114,885)	(122,306)	(2,884,838)
Share-based compensation	44,470	-	76,738	(121,208)	-
Depreciation and amortization	659	110	329	(1,098)	-
Loss from operations	(1,690,226)	(2,660)	(1,191,952)	-	(2,884,838)
Other income, net	-	-	59,873	-	59,873
Net loss before income taxes	$(1,690,226)	$(2,660)	$(1,132,079)	$-	$(2,824,965)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended March 31, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	1,750,602	58,335	104,990	27,753	1,941,680
General and administrative	-	-	1,048,374	36,454	1,084,828
Adjusted loss from operations	(1,750,602)	(58,335)	(1,153,364)	(64,207)	(3,026,508)
Share-based compensation	26,488	840	36,271	(63,599)	-
Depreciation and amortization	364	61	183	(608)	-
Loss from operations	(1,777,454)	(59,236)	(1,189,818)	-	(3,026,508)
Other income, net	-	-	75,240	-	75,240
Net loss before income taxes	$(1,777,454)	$(59,236)	$(1,114,578)	$-	$(2,951,268)

Reconciliation to Consolidated Loss Before Income Taxes

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the three months ended March 31:

	2026	2025
Loss from operations - reportable segments	$(1,692,886)	$(1,836,690)
Loss from operations - corporate	(1,191,952)	(1,189,818)
Interest income, net	61,389	76,028
Other expense, net	(1,516)	(788)
Net loss before income taxes	$(2,824,965)	$(2,951,268)

Segment Assets

The Company’s total assets by segment as of March 31, 2026, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Consolidated
Total assets	$277,383	$2,558	$6,642,699	$6,922,640

The Company’s total assets by segment as of March 31, 2025, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Consolidated
Total assets	$110,793	$1,835	$7,633,492	$7,746,120

Significant Expense Categories Considered by CODM

The CODM regularly reviews the following significant expense categories when assessing segment performance and resource allocation:

●	Government Grant and Contract Funding – Both the Specialized BioTherapeutics and Public Health Solutions segments apply for and receive government grants and contracts. However, Public Health Solutions is exclusively funded by government sources, whereas Specialized BioTherapeutics utilizes a mix of government funding and shareholder investment.
●	Research & Development – Includes expenses for clinical trials, regulatory compliance, and R&D-related payroll.
●	General & Administrative – Comprises salaries, professional fees, and facility costs.
●	Share-Based Compensation – Represents non-cash stock option and restricted stock unit expenses.
●	Depreciation & Amortization – Costs related to the use of tangible and intangible assets.
●	Other Income/Expenses – Includes interest income and one-time gains/losses.

CODM and Use of Multiple Measures of Segment Profit/Loss

The Company's CODM primarily evaluates segment performance based on four key financial measures:

●	Advancement of Specialized BioTherapeutics Through a Combination of Funding Sources – Assesses the effectiveness of shareholder investment and government grants in progressing product development.
●	Ability to Secure Government Grants and Contracts (Public Health Solutions Only) – Determines segment sustainability and funding for shared resources.
●	Adjusted Loss from Operations – Excludes non-cash share-based compensation and depreciation/amortization expenses for a clearer picture of operating performance.
●	Net Loss Before Income Taxes – Incorporates all expenses, including non-cash charges and other income/expenses, for a comprehensive profitability analysis.
●
●

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information to explain our results of operations and financial condition. You should also read our unaudited condensed consolidated interim financial statements and their notes included in this Form 10-Q, and our audited consolidated financial statements and their notes, Risk Factors and other information included in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other periodic reports on Form 10-Q and Form 8-K. We provide addresses to internet sites solely for the information to investors. We do not intend any addresses to be active links or to otherwise incorporate the contents of any website into this report.

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

Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

●	uncertainty as to whether our product candidates will be sufficiently safe and effective to support regulatory approvals;
●	uncertainty inherent in developing therapeutics and vaccines, and manufacturing and conducting preclinical and clinical trials;
●	our ability to obtain future financing or funds when needed, either through the raising of capital, the incurrence of convertible or other indebtedness or through strategic financing or commercialization partnerships;
●	our ability to secure government grants or contracts to support our vaccine development;
●	our ability to maintain our listing on The Nasdaq Capital Market and meet its listing requirements;
●	that product development and commercialization efforts will be reduced or discontinued due to difficulties or delays in clinical trials or a lack of progress or positive results from research and development efforts;
●	maintenance and progression of our business strategy;
●	the possibility that our products under development may not gain market acceptance;
●	our expectations about the potential market sizes and market participation potential for our product candidates may not be realized;

●	our expected revenues (including sales, milestone payments and royalty revenues) from our product candidates and any related commercial agreements of ours may not be realized;
●	the ability of our manufacturing partners to supply us or our commercial partners with clinical or commercial supplies of our products in a safe, timely and regulatory compliant manner and the ability of such partners to timely address any regulatory issues that have arisen or may arise in the future;
●	competition existing today or that may arise in the future, including the possibility that others may develop technologies or products superior to our products;
●	the effect that global pathogens could have on financial markets, materials sourcing, service providers, patients, clinical study sites, governments and population (e.g. Coronavirus Disease 2019 (“COVID-19”)); and
●	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other periodic reports on Form 10-Q and Form 8-K.

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

Our Business Overview

We are a biopharmaceutical company focused on developing and commercializing products to treat rare diseases where there is an unmet medical need. We maintain two active business segments: Specialized BioTherapeutics and Public Health Solutions.

Specialized BioTherapeutics

Our Specialized BioTherapeutics business segment is developing synthetic hypericin for the treatment of psoriasis (SGX302), and our first-in-class Innate Defense Regulator technology, dusquetide, for the treatment of inflammatory diseases, including aphthous ulcers in Behçet’s Disease (“BD”) (SGX945) and oral mucositis in head and neck cancer (SGX942). We are developing HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a photodynamic therapy (“PDT”) utilizing topical synthetic hypericin activated with visible light, for the treatment of cutaneous T-cell lymphoma (“CTCL”) in a Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). The Data Monitoring Committee completed its interim efficacy analysis of the FLASH2 trial during April 2026, and under the terms of the interim analysis, the study was recommended to halt for futility. We are in the process of analyzing the data to better determine why the study did not meet expectations.

Public Health Solutions

Our Public Health Solutions business segment includes development programs for (i) RiVax®, a ricin toxin vaccine candidate, and (ii) various vaccine programs, including a program targeting filoviruses (such as Marburg virus (“MARV”) and Ebola virus (“EBOV”)) and CiVax™, a vaccine candidate for the prevention of COVID-19 (caused by SARS-CoV-2). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious

Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

Business Strategy Overview

An outline of our business strategy follows:

●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2 clinical trial, where previous studies with dusquetide in BD have validated the biologic activity in aphthous ulcers in BD.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting EBOV, Sudan virus (“SUDV”), and MARV and multivalent combinations), with U.S. government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); new drug application (“NDA’) submitted to U.S. Food and Drug Administration (“FDA”) December 2022; FDA refusal to file (“RTF”) letter received February 2023; second Phase 3 trial based upon European Medicines Agency (“EMA”)-accepted protocol began patient enrollment in December 2024; recommended to halt for futility at interim efficacy analysis; data analysis underway to better determine why the study did not meet expectations.

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

Synthetic hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing UV light) is a major advance in photodynamic therapy. In a small published Phase 1/2 proof of concept pilot clinical study using synthetic hypericin twice weekly for six weeks, statistically significant efficacy was demonstrated in patients with CTCL (58.3% response, p=0.04) and psoriasis (80% response, p<0.02). Subsequently, a published Phase 3 study in CTCL has further confirmed the biological efficacy of synthetic hypericin (termed HyBryte™ in the context of CTCL). A second Phase 3 clinical trial was recommended to halt for futility at the interim efficacy analysis. We will analyze the data to better determine why the study did not meet expectations.

HyBryte™ – for Treating Cutaneous T-Cell Lymphoma

HyBryte™ is a PDT that utilizes safe visible light for activation. The active ingredient in HyBryte™ is synthetic hypericin, a photosensitizer which is topically applied to skin lesions and then activated by visible fluorescent light 16 to 24 hours later.

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

Following the first Phase 3 study of HyBryte™ for the treatment of CTCL, the FDA and the EMA indicated that they would require a second successful Phase 3 trial to support marketing approval.  With agreement from the EMA on the key design components, the confirmatory Phase 3 trial will be a randomized, double-blind, placebo-controlled, multicenter study treating approximately 80 subjects with early-stage CTCL. It will evaluate the efficacy and safety of HyBryte™ topically applied to CTCL lesions twice weekly for 18 weeks, with each application followed 21 (±3) hours later by the administration of safe, visible light at a wavelength of 500 to 650 nm. All of the patient’s lesions that are readily available for exposure to the visible light source will be treated and three to five index lesions of each patient will be prospectively identified and indexed for the modified composite assessment of index lesions severity (“mCAILS”) evaluation prior to randomization (baseline). The primary efficacy endpoint will be assessed on the percent of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a Partial or Complete Response (yes/no) of the treated lesions defined as a ≥ 50% reduction in the total mCAILS score for the three to five index lesions following 18 weeks of treatment compared to the total mCAILS score at baseline.  Other secondary measures will assess treatment response (including duration), degree of improvement, time to relapse and safety.  Following treatment, all patients will be followed every four weeks for a total of 12 weeks (through Week 30). The Data Monitoring Committee conducted one (1) interim analysis when approximately 60% of the total subjects completed the primary endpoint evaluation. The Data Monitoring Committee completed its interim efficacy analysis of the FLASH2 trial during April 2026, and under the terms of the interim analysis, the study was recommended to halt for futility. We will analyze the data to better determine why the study did not meet expectations.

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

In July 2022, the results of our Phase 3 FLASH study evaluating HyBryte™ for the treatment of CTCL were published in the Journal of the American Medical Association (JAMA) Dermatology.

In July 2022, we received agreement from the FDA on an initial pediatric study plan (“iPSP”) for HyBryte™ for the treatment of CTCL. The agreed iPSP stipulates that we intend to request a full waiver of pediatric studies upon submission of the NDA. Agreement with FDA on an iPSP is one of the regulatory requirements that must be met prior to submitting a NDA.

HyBryte™ has received Orphan Drug designation as well as Fast Track designation from the FDA. The Orphan Drug Act is intended to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. In addition to providing a seven-year term of market exclusivity for HyBryte™ upon final FDA approval. In addition, Fast Track is a designation that the FDA reserves for a drug intended to treat a serious or life-threatening condition and one that demonstrates the potential to address an unmet medical need for the condition. Fast Track designation is designed to facilitate the development and expedite the review of new drugs. HyBryte™ for the treatment of CTCL also was granted Orphan Drug designation from the EMA Committee for Orphan Medical Products and Promising Innovative Medicine (“PIM”) designation from the MHRA, as well as Innovation Passport under the Innovative Licensing and Access Pathway (“ILAP”) in the UK. The innovation passport designation is the first step in the ILAP process and triggers the MHRA and its partner agencies to create a target development profile to chart out a roadmap for regulatory and development milestones with the goal of early patient access in the UK. Other benefits of ILAP include a 150-day accelerated assessment, rolling review and a continuous benefit risk assessment.

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

In April 2026, the results of our comparability study evaluating HyBryte™ versus Valchlor® for the treatment of CTCL were published in Oncology and Therapy.

In April 2026, the Data Monitoring Committee completed its interim efficacy analysis of the FLASH2 trial, and under the terms of the interim analysis, the study was recommended to halt for futility.

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

SGX302 – for Treating Mild-to-Moderate Psoriasis

SGX302 (synthetic hypericin) is a potent photosensitizer that is topically applied to skin lesions and taken up by cutaneous T-cells. With subsequent activation by safe, visible light, T-cell apoptosis is induced, addressing the dysregulated T-cells found in psoriasis lesions. Other PDTs have shown efficacy in psoriasis with a similar apoptotic mechanism, albeit using UV light associated with more severe potential long-term toxicities. The use of visible light in the red-yellow spectrum has the advantage of deeper penetration into the skin (much more than UV light) potentially treating deeper skin disease and thicker plaques and lesions, similar to what was observed in a previous clinical trial using synthetic hypericin. Further, this treatment approach avoids the risk of secondary malignancies (including melanoma) inherent with both the frequently used DNA-damaging drugs and other phototherapies that are dependent on UVA or UVB exposure. The use of SGX302 coupled with safe, visible light also avoids the risk of serious infections and cancer associated with the systemic immunosuppressive treatments used in psoriasis.

In September 2021, following positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients, we decided to expand this novel therapy into a Phase 2a clinical trial in mild-to-moderate psoriasis.

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

In January 2024, SGX945 received Fast Track designation for the treatment of oral lesions of BD.

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

In March 2026, on positive recommendation from the EMA Committee for Orphan Medicinal Products, the European Commission granted orphan drug designation to SGX945 (dusquetide) for the treatment of BD.

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

The development of RiVax® has been sponsored through a series of overlapping challenge grants, UC1, and cooperative grants, U01, from the NIH, granted to us and to UTSW where the vaccine originated. The second clinical trial was supported by a grant from the FDA’s Office of Orphan Products to UTSW. To date, we and UTSW have collectively received approximately $25 million in grant funding from the NIH for the development of RiVax®. In September 2014, we entered into a contract with the NIH for the development of RiVax® pursuant to which we were awarded an additional $21.2 million of funding in the aggregate. The development agreements with EBS and IDT were specifically funded under this NIH contract. No funds are remaining from any of these grants or contracts.

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

Material Changes in Results of Operations

Three Months Ended March 31, 2026 Compared to March 31, 2025

For the three months ended March 31, 2026, we had a net loss of $2,824,965 as compared to a net loss of $2,951,268 for the same prior year period, representing decreased net loss of $126,303. This decrease in net loss was primarily due to a decrease in operating expenses.

We had no revenue or related costs for the three months ended March 31, 2026 and 2025, respectively.

Research and development expenses were $1,782,300 for the three months ended March 31, 2026 as compared to $1,941,680 for the same period in 2025, representing a decrease of $159,380. The decrease was primarily due to decreases in costs associated with third-party manufacturing, the completed Phase 2 study in BD and site initiation fees for the second confirmatory Phase 3 CTCL trial, partially offset by an increase in patient fees for the second confirmatory Phase 3 CTCL trial.

General and administrative expenses of $1,102,538 for the three months ended March 31, 2026, as compared to $1,084,828 for the same period in 2025, were relatively flat with a de minimis increase of $17,710.

Interest income, net for the three months ended March 31, 2026 was $61,389 as compared to $76,028 for the same period in 2025, representing a decrease of $14,639. The decrease is primarily associated with lower cash balances.

Financial Condition

Cash and Working Capital

As of March 31, 2026, we had cash and cash equivalents of $6,029,430 as compared to $7,936,153 as of December 31, 2025, representing a decrease of $1,906,723. As of March 31, 2026, we had working capital of $2,945,938 as compared to working capital of $5,149,732 as of December 31, 2025, representing a decrease of $2,203,794. The decrease in cash and cash equivalents was primarily related to cash used in operating activities partially offset by proceeds received from at-the-market (“ATM”) sales of shares of our common stock during the three months ended March 31, 2026.

Based on our operating budget, current rate of cash outflows, and cash on hand, we believe that we have cash runway to support development activities, business operations, and meet our obligations into 2027. However, as of the date of this filing, we do not have sufficient cash and cash equivalents to fund operations for at least 12 months following the issuance of these financial statements in this Quarterly Report on Form 10-Q. These factors raise substantial doubt about our ability to continue as a going concern.

To mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from ATM sales of shares of our common stock via an At Market Issuance Sales Agreement (“Rodman Sales Agreement”) with Rodman & Renshaw LLC (“Rodman”).

In January 2026, we entered into the Rodman Sales Agreement (see Note 4 – Shareholders’ Equity) to sell shares of our common stock from time to time, through ATM sales. The Rodman Sales Agreement provides for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately

$3.5 million. We have up to approximately $0.8 million of potential gross proceeds capacity remaining from the Rodman Sales Agreement as of May 1, 2026 under the prospectus supplement dated January 23, 2026.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding.
●	We will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners.
●	We will continue to pursue Net Operating Loss (“NOL”) sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program remains available and we remain eligible.
●	We plan to pursue potential partnerships for pipeline programs as well as continue to explore merger and acquisition strategies. However, there can be no assurances that we can consummate such transactions.
●	We are currently evaluating additional equity/royalty/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

Research and Development Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $2.0 million, all of which relates to the Specialized BioTherapeutics business segment. We do not anticipate any contract and grant reimbursements revenue in the next 12 months to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program for the three months ended March 31, 2026 and 2025:

	2026	2025
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$2,550	$59,175
SGX945 and SGX942 (Dusquetide)	238	74,061
HyBryte™ (SGX301 or synthetic hypericin)	1,689,330	1,703,030
Other	90,182	105,414
Total	$1,782,300	$1,941,680

Contractual Obligations

Licenses and Royalties

We have licensing fee commitments of approximately $230,000 as of March 31, 2026 over the next five years for several licensing agreements with partners and universities. Additionally, we are party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

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

In March 2020, we filed a prospectus supplement covering the offer and sale of up to 8,151 shares of our common stock which were issued to Hy Biopharma as payment for achieving a milestone: we determine the Phase 3 clinical trial of HyBryte™ to be successful in the treatment of CTCL. The number of shares of our common stock issued to Hy Biopharma was calculated using an effective price of $614.40 per share, based upon a formula set forth in the asset purchase agreement.

Pursuant to an agreement with Hy Biopharma, we are obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval is attained. Such payment will be payable in our restricted securities provided such number of shares does not exceed 19.9% ownership of our outstanding stock. As of March 31, 2026, no other milestone or royalty payments have been paid or accrued.

Leases

Pursuant to an amendment in May 2025, our office lease has been extended through October 2028. The current monthly rent is $11,625 through October 2026 and increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

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

As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A – RISK FACTORS

Our business faces significant risks. These risks are disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our other periodic reports on Form 10-Q and Form 8-K. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the “forward-looking” statements contained in this report. Further, additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements, except as required by law.

The following risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our periodic reports on Form 10-Q and Form 8-K.

Risks Related to Our Securities

If we fail to meet Nasdaq's listing requirements, including the minimum stockholders' equity requirement, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market and negatively impact our ability to raise capital.

Companies trading on Nasdaq, such as our company, must be reporting issuers under Section 12 of the Exchange Act, and must meet the listing requirements in order to maintain the listing of common stock on The Nasdaq Capital Market. The Nasdaq Capital Market requires listed companies to satisfy at least one of three alternative financial condition standards for continued listing: (i) stockholders' equity of at least $2.5 million, (ii) market value of listed securities of at least $35 million, or (iii) net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. As of March 31, 2026, our stockholders' equity was approximately $3.1 million, and we do not currently satisfy either of the two alternative financial condition standards. Given our history of net losses and the rate at which our stockholders' equity has declined—from $5.3 million at December 31, 2025 to $3.1 million at March 31, 2026—we may be unable to maintain stockholders' equity at or above the $2.5 million minimum absent a significant capital raise or other equity-positive transaction. If our stockholders' equity falls below $2.5 million and we are unable to satisfy an alternative financial condition standard, Nasdaq may notify us that we are not in compliance with its continued listing requirements. There can be no assurance that we will be able to regain compliance if we receive such a notification. If we do not meet these requirements, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Nasdaq has also proposed amendments to its continued listing standards that would require companies listed on The Nasdaq Capital Market to maintain a minimum market value of at least $5 million. Under the proposed rules, if a company's market value remains below $5 million for a period of 30 consecutive business days, Nasdaq would issue a Staff Delisting Determination and immediately suspend trading of the company's securities, without providing a cure or compliance period. In addition, a timely request for a hearing would not stay the suspension of trading, and the hearings panel would have limited authority to grant relief, including being unable to provide additional time to regain compliance. If adopted and applicable to us, these proposed rule changes could materially increase the risk of immediate suspension and delisting during periods of sustained market capitalization decline, which would likely have a material adverse effect on the liquidity and market price of our common stock and our ability to raise additional capital.

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

As of May 1, 2026, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of 6,798,141 shares of our common stock at a current weighted average exercise price of $2.36;

●	options to purchase approximately 892,699 shares of our common stock at a current weighted average exercise price of $6.16; and

●	5,705,018 shares of common stock available for future issuance under our 2025 Equity Incentive Plan.

We have granted, and expect to grant in the future, options to purchase shares of our common stock to our directors, employees and consultants under our 2025 Equity Incentive Plan. To the extent that common stock warrants, or options are exercised, our stockholders will experience dilution and our stock price may decrease.

Additionally, the sale, or even the possibility of the sale, of the shares of common stock underlying these common stock warrants, and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2026 and March 2, 2026, we issued a vendor 4,066 and 4,274 shares of common stock with a fair value of $1.23 and $1.17 per share, respectively. Such issuances are exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipient is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to information about us. The vendor represented to us that the vendor is not a “consultant” for purposes of Nasdaq Listing Rule 5635(c).

ITEM 5 – OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLIGENIX, INC.

May 08, 2026	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

May 08, 2026	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)