Form 10-Q
period 2026-06-30
SOLIGENIX, INC.
filed 2026-08-07
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of July 31, 2026, 21,765,479 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,811,141	$7,936,153
Deferred issuance cost	5,194	18,543
Prepaid expenses and other current assets	355,451	894,311
Total current assets	10,171,786	8,849,007
Security deposit	22,777	22,777
Furniture and equipment, net	6,577	8,772
Right-of-use lease assets	298,330	354,965
Total assets	$10,499,470	$9,235,521

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,407,298	$1,115,497
Accrued expenses	2,059,974	1,981,630
Accrued compensation	84,052	488,125
Lease liabilities, current	120,515	114,023
Total current liabilities	3,671,839	3,699,275
Non-current liabilities:
Lease liabilities, net of current portion	182,074	244,121
Total liabilities	3,853,913	3,943,396

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 21,637,479 and 10,086,130 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	21,637	10,086
Additional paid-in capital	256,441,582	250,287,382
Accumulated other comprehensive income	45,789	45,789
Accumulated deficit	(249,863,451)	(245,051,132)
Total shareholders’ equity	6,645,557	5,292,125
Total liabilities and shareholders’ equity	$10,499,470	$9,235,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Grant revenue	$—	$—	$—	$—
Total revenues	—	—	—	—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	974,091	1,677,014	2,756,391	3,618,694
General and administrative	1,125,372	1,086,865	2,227,910	2,171,693
Total operating expenses	2,099,463	2,763,879	4,984,301	5,790,387
Loss from operations	(2,099,463)	(2,763,879)	(4,984,301)	(5,790,387)
Other income (expense):
Foreign currency transaction gain (loss)	68	(8,045)	(1,448)	(8,833)
Interest income, net	53,598	69,823	114,987	145,851
Other income	—	125	—	125
Gain on extinguishment of vendor liabilities	58,443	—	58,443	—
Total other income	112,109	61,903	171,982	137,143
Net loss applicable to common stockholders	$(1,987,354)	$(2,701,976)	$(4,812,319)	$(5,653,244)
Basic and diluted net loss per share	$(0.12)	$(0.82)	$(0.37)	$(1.79)
Basic and diluted weighted average common shares outstanding	15,951,949	3,278,677	13,146,916	3,164,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2025	10,086,130	$10,086	$250,287,382	$45,789	$(245,051,132)	$5,292,125
Issuance of common stock pursuant to At Market Issuance Sales Agreement	11,538,661	11,539	6,026,279	—	—	6,037,818
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(124,249)	—	—	(124,249)
Issuance of common stock to vendors	12,688	12	14,990	—	—	15,002
Share-based compensation expense	—	—	237,180	—	—	237,180
Net loss	—	—	—	—	(4,812,319)	(4,812,319)
Balance, June 30, 2026	21,637,479	$21,637	$256,441,582	$45,789	$(249,863,451)	$6,645,557

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2024	2,514,499	$2,514	$238,040,520	$45,789	$(233,970,752)	$4,118,071
Issuance of common stock pursuant to At Market Issuance Sales Agreement	978,105	979	3,242,198	—	—	3,243,177
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(72,165)	—	—	(72,165)
Issuance of common stock to vendors	12,346	12	29,988	—	—	30,000
Share-based compensation expense	—	—	163,112	—	—	163,112
Net loss	—	—	—	—	(5,653,244)	(5,653,244)
Balance, June 30, 2025	3,504,950	$3,505	$241,403,653	$45,789	$(239,623,996)	$1,828,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, March 31, 2026	10,518,269	$10,518	$250,909,695	$45,789	$(247,876,097)	$3,089,905
Issuance of common stock pursuant to At Market Issuance Sales Agreement	11,114,862	11,115	5,517,426	—	—	5,528,541
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(106,507)	—	—	(106,507)
Issuance of common stock to vendors	4,348	4	4,996	—	—	5,000
Share-based compensation expense	—	—	115,972	—	—	115,972
Net loss	—	—	—	—	(1,987,354)	(1,987,354)
Balance, June 30, 2026	21,637,479	$21,637	$256,441,582	$45,789	$(249,863,451)	$6,645,557

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, March 31, 2025	3,183,992	$3,183	$240,770,981	$45,789	$(236,922,020)	$3,897,933
Issuance of common stock pursuant to At Market Issuance Sales Agreement	320,958	322	545,313	—	—	545,635
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(12,154)	—	—	(12,154)
Share-based compensation expense	—	—	99,513	—	—	99,513
Net loss	—	—	—	—	(2,701,976)	(2,701,976)
Balance, June 30, 2025	3,504,950	$3,505	$241,403,653	$45,789	$(239,623,996)	$1,828,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Operating activities:
Net loss	$(4,812,319)	$(5,653,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,195	1,311
Non-cash lease expense	56,635	60,263
Share-based compensation	237,180	163,112
Issuance of common stock to vendors for services	15,002	30,000
Change in operating assets and liabilities:
Prepaid expenses and other current assets	538,860	714,169
Operating lease liability	(55,555)	(61,062)
Gain on extinguishment of vendor liabilities	(58,443)	—
Accounts payable and accrued expenses	416,104	405,869
Accrued compensation	(404,073)	(249,253)
Net cash flows from operating activities	(4,064,414)	(4,588,835)

Investing activities:
Purchases of furniture and equipment	—	(3,313)
Net cash flows from investing activities	—	(3,313)

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	6,037,818	3,243,177
Costs associated with At Market Issuance Sales Agreement	(98,416)	—
Convertible debt repayments	—	(1,372,873)
Net cash flows from financing activities	5,939,402	1,870,304
Net increase (decrease) in cash and cash equivalents	1,874,988	(2,721,844)
Cash and cash equivalents at beginning of period	7,936,153	7,819,514
Cash and cash equivalents at end of period	$9,811,141	$5,097,670
Supplemental information:
Cash paid for state income taxes	$900	$89,557
Cash paid for interest	$—	$35,044
Cash paid for lease liabilities:
Operating lease	$69,750	$69,750
Non-cash operating, investing, and financing activities:
Gain on extinguishment of vendor liabilities	$(58,443)	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$360,604
Deferred issuance cost in accounts payable	$12,484	$—
Deferred issuance cost reclassified to additional paid-in capital	$124,249	$72,165

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

The Company’s Specialized BioTherapeutics business segment is developing synthetic hypericin for the treatment of psoriasis (SGX302), and the Company’s first-in-class Innate Defense Regulator technology, dusquetide, for the treatment of inflammatory diseases, including aphthous ulcers in Behçet’s Disease (“BD”) (SGX945) and oral mucositis in head and neck cancer (SGX942). The Company was developing HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a photodynamic therapy utilizing topical synthetic hypericin activated with visible light, for the treatment of cutaneous T-cell lymphoma (“CTCL”) in a Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). The Data Monitoring Committee (“DMC”) completed its interim efficacy analysis of the FLASH2 trial during April 2026, and under the terms of the interim analysis, the study was recommended to halt for futility. In June 2026, following a thorough review of the DMC’s recommendation and evaluation of the program’s path forward, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to terminate the HyBryte™ development program. The Company will undertake an orderly wind-down of the FLASH2 trial and related HyBryte™ development activities. As previously disclosed, the Company estimated that it would incur approximately $70,000 in charges in connection with the wind-down of the HyBryte™ program, consisting primarily of clinical trial close-out costs and related expenses.

The Company’s Public Health Solutions business segment includes development programs for (i) RiVax®, a ricin toxin vaccine candidate, and (ii) various vaccine programs, including a program targeting filoviruses (such as Marburg virus (“MARV”) and Ebola virus (“EBOV”)). The development of the vaccine programs incorporates the use of the Company’s proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

The Company primarily generates revenues under government grants and contracts. The Company was awarded a subcontract that originally provided for approximately $1.1 million from a U.S. Food and Drug Administration (“FDA”) Orphan Products Development grant over four years for an expanded study of HyBryte™ in the treatment of CTCL. In connection with the termination of the HyBryte™ development program, the Company wound down this investigator-initiated study in June 2026. The Company will continue to apply for additional government funding for its other programs.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with the FDA regulations, and other regulatory authorities, litigation, and product liability.

Results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the full year.

Liquidity

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of June 30, 2026, the Company had an accumulated deficit of $249,863,451 and working capital of $6,499,947. For the six months ended June 30, 2026, the Company incurred a net loss of $4,812,319 and used $4,064,414 of cash in operating activities. The Company expects to continue generating losses in the foreseeable future, and its liquidity needs will depend largely on budgeted operational expenditures related to the advancement of its product candidates.

Based on the Company’s operating budget, current rate of cash outflows, and cash on hand, management believes that the Company has cash runway to support development activities, business operations, and meet its obligations into the second quarter of 2028. However, as of the date of this filing, the Company continues to explore various strategic alternatives but has not consummated any transaction or obtained any additional program assets to develop which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In January 2026, the Company entered into the Rodman Sales Agreement (see Note 4 – Shareholders’ Equity) to sell shares of the Company’s common stock from time to time, through ATM sales. The Rodman Sales Agreement originally provided for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million.

In May 2026, the Company filed a prospectus supplement to increase the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the Rodman Sales Agreement by an additional aggregate amount of approximately $3.0 million.

In June 2026, the Company filed another prospectus supplement (the “Current Prospectus Supplement”) to increase the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the Rodman Sales Agreement by an additional aggregate amount of $2.5 million. As of June 30, 2026, the Company sold approximately $6,234,000 of shares of common stock pursuant to the Rodman Sales Agreement under prior prospectus supplements. From July 1, 2026 through July 31, 2026, the Company issued 128,000 shares of common stock pursuant to the Rodman Sales Agreement with a weighted average fair value of $0.40 per share. As of July 31, 2026, the Company has aggregate potential capacity of approximately $2.4 million remaining on its ATM facility under the Current Prospectus Supplement.

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
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting EBOV, Sudan virus, Bundibugyo virus, and MARV and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.
●	Continue to apply for additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

Nasdaq Capital Market Listing Requirements

On June 10, 2026, the Company received a written notice (the “Bid Price Notice”) from the Listing Qualifications department (the “Nasdaq Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market under the symbol “SNGX”, and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. The Bid Price Notice indicated that the Company will be provided 180 calendar days, or until December 7, 2026, in which to regain compliance. If at any time during this period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company with a written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, the Nasdaq Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

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

The Company did not record any impairment of long-lived assets for the three and six months ended June 30, 2026 and 2025.

Fair Value of Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2026. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

There were no options issued during the six months ended June 30, 2026. The fair value of options issued during the six months ended June 30, 2025 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected life of 6 years;
●	volatility of 116%; and
●	risk free interest rates of 4.06%.

The fair value of each option grant made during the six months ended June 30, 2025 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the requisite service period.

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

Foreign Currency Transactions

The Company recognizes foreign currency-related transaction gains or losses as a component of net loss when incurred. Such transaction-related foreign currency gains or losses were de minimis for the three and six months ended June 30, 2026 and 2025.

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	As of June 30,
	2026	2025
Common stock purchase warrants	6,798,141	1,467,581
Stock options	890,119	300,467
Total	7,688,260	1,768,048

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2026	2025
Clinical trial expenses	$1,485,546	$1,709,542
Other	574,428	272,088
Total	$2,059,974	$1,981,630

Note 4. Shareholders’ Equity

Common Stock

Common stock transactions for the six months ended June 30, 2026 are as follows:

●	The Company sold 11,538,661 shares of common stock pursuant to the Rodman Sales Agreement at a weighted average price of $0.54 per share.
●	The Company issued vendors 12,688 shares of common stock with a weighted average fair value of $1.18 per share.

From July 1, 2026 through July 31, 2026, the Company issued 128,000 shares of common stock pursuant to the Rodman Sales Agreement with a weighted average fair value of $0.40 per share. As of July 31, 2026, the Company has aggregate potential capacity of approximately $2.4 million remaining on its ATM facility under the Current Prospectus Supplement.

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

The Rodman Sales Agreement originally provided for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million.

In May 2026, the Company filed a prospectus supplement to increase the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the Rodman Sales Agreement by an additional aggregate amount of approximately $3.0 million.

In June 2026, the Company filed the Current Prospectus Supplement to increase the maximum aggregate offering amount of the shares of the Company’s common stock issuable under the Rodman Sales Agreement by an additional aggregate amount of $2.5 million.

As of June 30, 2026, the Company sold approximately $6,234,000 of shares of common stock pursuant to the Rodman Sales Agreement under prior prospectus supplements. As of July 31, 2026, the Company has aggregate potential capacity of approximately $2.4 million remaining on its ATM facility under the Current Prospectus Supplement.

Note 5. Commitments and Contingencies

Licenses and Royalties

The Company has licensing fee commitments of approximately $146,000 as of June 30, 2026 over the next five years for several licensing agreements with partners and universities. Additionally, the Company is party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

Pursuant to an agreement with Hy Biopharma, Inc. (“Hy Biopharma”), the Company is obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval is attained. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. As of June 30, 2026, no other milestone or royalty payments have been paid or accrued.

Leases

Pursuant to an amendment in May 2025, the Company’s office lease has been extended through October 2028. The current monthly rent is $11,625 through October 2026 and increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and
Year	Development	Leases	Total
2026	$46,000	$70,267	$116,267
2027	25,000	143,117	168,117
2028	25,000	121,416	146,416
2029	25,000	—	25,000
2030	25,000	—	25,000
Total	$146,000	$334,800	$480,800

Note 6. Operating Segments

The Company operates in two reportable segments:

●	Specialized BioTherapeutics – Focuses on developing and commercializing products for orphan diseases and areas of unmet medical need in oncology and inflammation.

●	Public Health Solutions – Concentrates on vaccines and therapeutics for biodefense and infectious diseases.

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

Segment Revenues and Loss

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended June 30, 2026:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	831,614	2,745	99,726	40,006	974,091
General and administrative	-	-	1,048,309	77,063	1,125,372
Adjusted loss from operations	(831,614)	(2,745)	(1,148,035)	(117,069)	(2,099,463)
Share-based compensation	39,239	-	76,733	(115,972)	-
Depreciation and amortization	658	109	330	(1,097)	-
Loss from operations	(871,511)	(2,854)	(1,225,098)	-	(2,099,463)
Other income, net	-	-	112,109	-	112,109
Net loss before income taxes	$(871,511)	$(2,854)	$(1,112,989)	$-	$(1,987,354)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended June 30, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	1,523,099	3,332	122,764	27,819	1,677,014
General and administrative	-	-	1,014,468	72,397	1,086,865
Adjusted loss from operations	(1,523,099)	(3,332)	(1,137,232)	(100,216)	(2,763,879)
Share-based compensation	26,487	839	72,187	(99,513)	-
Depreciation and amortization	423	70	210	(703)	-
Loss from operations	(1,550,009)	(4,241)	(1,209,629)	-	(2,763,879)
Other income, net	-	-	61,903	-	61,903
Net loss before income taxes	$(1,550,009)	$(4,241)	$(1,147,726)	$-	$(2,701,976)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the six months ended June 30, 2026:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	2,476,711	5,295	189,140	85,245	2,756,391
General and administrative	-	-	2,073,780	154,130	2,227,910
Adjusted loss from operations	(2,476,711)	(5,295)	(2,262,920)	(239,375)	(4,984,301)
Share-based compensation	83,709	-	153,471	(237,180)	-
Depreciation and amortization	1,317	219	659	(2,195)	-
Loss from operations	(2,561,737)	(5,514)	(2,417,050)	-	(4,984,301)
Other income, net	-	-	171,982	-	171,982
Net loss before income taxes	$(2,561,737)	$(5,514)	$(2,245,068)	$-	$(4,812,319)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the six months ended June 30, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	3,273,701	61,667	227,754	55,572	3,618,694
General and administrative	-	-	2,062,842	108,851	2,171,693
Adjusted loss from operations	(3,273,701)	(61,667)	(2,290,596)	(164,423)	(5,790,387)
Share-based compensation	52,975	1,679	108,458	(163,112)	-
Depreciation and amortization	787	131	393	(1,311)	-
Loss from operations	(3,327,463)	(63,477)	(2,399,447)	-	(5,790,387)
Other income, net	-	-	137,143	-	137,143
Net loss before income taxes	$(3,327,463)	$(63,477)	$(2,262,304)	$-	$(5,653,244)

Reconciliation to Consolidated Loss Before Income Taxes

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the three months ended June 30:

	2026	2025
Loss from operations - reportable segments	$(874,365)	$(1,554,250)
Loss from operations - corporate	(1,225,098)	(1,209,629)
Interest income, net	53,598	69,823
Other income (expense), net	58,511	(7,920)
Net loss before income taxes	$(1,987,354)	$(2,701,976)

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the six months ended June 30:

	2026	2025
Loss from operations - reportable segments	$(2,567,251)	$(3,390,940)
Loss from operations - corporate	(2,417,050)	(2,399,447)
Interest income, net	114,987	145,851
Other income (expense), net	56,995	(8,708)
Net loss before income taxes	$(4,812,319)	$(5,653,244)

Segment Assets

The Company’s total assets by segment as of June 30, 2026, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$242,676	$2,192	$244,868	$10,254,602	$10,499,470

The Company’s total assets by segment as of June 30, 2025, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$112,342	$2,705	$115,047	$5,645,600	$5,760,647

Significant Expense Categories Considered by CODM

The CODM regularly reviews the following significant expense categories when assessing segment performance and resource allocation:

●	Government Grant and Contract Funding – Both the Specialized BioTherapeutics and Public Health Solutions segments apply for and receive government grants and contracts. However, Public Health Solutions is exclusively funded by government sources, whereas Specialized BioTherapeutics utilizes a mix of government funding and shareholder investment.
●	Research & Development – Includes expenses for clinical trials, regulatory compliance, and R&D-related payroll.
●	General & Administrative – Comprises salaries, professional fees, and facility costs.
●	Share-Based Compensation – Represents non-cash stock option and restricted stock unit expenses.
●	Depreciation & Amortization – Costs related to the use of tangible and intangible assets.
●	Other Income/Expenses – Includes interest income and one-time gains/losses.

CODM and Use of Multiple Measures of Segment Profit/Loss

The Company's CODM primarily evaluates segment performance based on four key financial measures:

●	Advancement of Specialized BioTherapeutics Through a Combination of Funding Sources – Assesses the effectiveness of shareholder investment and government grants in progressing product development.
●	Ability to Secure Government Grants and Contracts (Public Health Solutions Only) – Determines segment sustainability and funding for shared resources.
●	Adjusted Loss from Operations – Excludes non-cash share-based compensation and depreciation/amortization expenses for a clearer picture of operating performance.
●	Net Loss Before Income Taxes – Incorporates all expenses, including non-cash charges and other income/expenses, for a comprehensive profitability analysis.
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

Specialized BioTherapeutics

Our Specialized BioTherapeutics business segment is developing synthetic hypericin for the treatment of psoriasis (SGX302), and our first-in-class Innate Defense Regulator technology, dusquetide, for the treatment of inflammatory diseases, including aphthous ulcers in Behçet’s Disease (“BD”) (SGX945) and oral mucositis in head and neck cancer (SGX942). We were developing HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a photodynamic therapy (“PDT”) utilizing topical synthetic hypericin activated with visible light, for the treatment of cutaneous T-cell lymphoma (“CTCL”) in a Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). The Data Monitoring Committee (“DMC”) completed its interim efficacy analysis of the FLASH2 trial during April 2026, and under the terms of the interim analysis, the study was recommended to halt for futility. In June 2026, following a thorough review of the DMC’s recommendation and evaluation of the program’s path forward, our Board of Directors determined that it was in our best interest and the interest of our stockholders to terminate the HyBryte™ development program.

Public Health Solutions

Our Public Health Solutions business segment includes development programs for (i) RiVax®, a ricin toxin vaccine candidate, and (ii) various vaccine programs, including a program targeting filoviruses (such as Marburg virus (“MARV”) and Ebola virus (“EBOV”)). The development of our vaccine programs incorporates the use of our proprietary heat stabilization platform technology, known as ThermoVax®. To date, this business segment has been supported with government grant and contract funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), the Biomedical Advanced Research and Development Authority and the Defense Threat Reduction Agency.

Business Strategy Overview

An outline of our business strategy follows:

●	Pursue business development opportunities for pipeline programs, as well as explore all strategic alternatives, including but not limited to merger/acquisition strategies.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2 clinical trial, where previous studies with dusquetide in BD have validated the biologic activity in aphthous ulcers in BD.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting EBOV, Sudan virus (“SUDV”), Bundibugyo virus (“BDBV”), and MARV and multivalent combinations), with U.S. government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

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

Phase 2 trial completed; demonstrated significantly higher response rate compared to placebo; Phase 3 trial completed; demonstrated statistical significance in primary endpoint in March 2020 (Cycle 1) and demonstrated continued improvement in treatment response with extended treatment in April 2020 (Cycle 2) and October 2020 (Cycle 3); new drug application (“NDA’) submitted to U.S. Food and Drug Administration (“FDA”) December 2022; FDA refusal to file (“RTF”) letter received February 2023; second Phase 3 trial based upon European Medicines Agency (“EMA”)-accepted protocol began patient enrollment in December 2024; recommended to halt for futility at interim efficacy analysis in April 2026; development program terminated by the Board of Directors in June 2026.

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

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, EBOV, BDBV, and MARV	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

†	Contingent upon continued government contract/grant funding or other funding source.

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

Synthetic hypericin is one of the most efficient known generators of singlet oxygen, the key component for phototherapy. The generation of singlet oxygen induces necrosis and apoptosis in cells. The use of topical synthetic hypericin coupled with directed visible light results in generation of singlet oxygen only at the treated site. We believe that the use of visible light (as opposed to cancer-causing UV light) is a major advance in photodynamic therapy. In a small published Phase 1/2 proof of concept pilot clinical study using synthetic hypericin twice weekly for six weeks, statistically significant efficacy was demonstrated in patients with CTCL (58.3% response, p=0.04) and psoriasis (80% response, p<0.02). Subsequently, a published Phase 3 study in CTCL has further confirmed the biological efficacy of synthetic hypericin (termed HyBryte™ in the context of CTCL). A second Phase 3 clinical trial was recommended to halt for futility at the interim efficacy analysis in April 2026. In June 2026, following a thorough review of the DMC’s recommendation and evaluation of the program’s path forward, our Board of Directors determined that it was in our best interest and the interest of our stockholders to terminate the HyBryte™ development program.

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

Following the first Phase 3 study of HyBryte™ for the treatment of CTCL, the FDA and the EMA indicated that they would require a second successful Phase 3 trial to support marketing approval.  With agreement from the EMA on the key design components, the confirmatory Phase 3 trial was designed as a randomized, double-blind, placebo-controlled, multicenter study treating approximately 80 subjects with early-stage CTCL, evaluating the efficacy and safety of HyBryte™ topically applied to CTCL lesions twice weekly for 18 weeks, with each application followed 21 (±3) hours later by the administration of safe, visible light at a wavelength of 500 to 650 nm. All of the patient’s lesions that were readily available for exposure to the visible light source were to be treated and three to five index lesions of each patient were prospectively identified and indexed for the modified composite assessment of index lesions severity (“mCAILS”) evaluation prior to randomization (baseline). The primary efficacy endpoint was to be assessed on the percent of patients in each of the two treatment groups (i.e., HyBryte™ and placebo) achieving a Partial or Complete Response (yes/no) of the treated lesions defined as a ≥ 50% reduction in the total mCAILS score for the three to five index lesions following 18 weeks of treatment compared to the total mCAILS score at baseline.  Other secondary measures were to assess treatment response (including duration), degree of improvement, time to relapse and safety.  Following treatment, all patients were to be followed every four weeks for a total of 12 weeks (through Week 30). The Data Monitoring Committee conducted one (1) interim analysis when approximately 60% of the total subjects completed the primary endpoint evaluation. The Data Monitoring Committee completed its interim efficacy analysis of the FLASH2 trial during April 2026, and under the terms of the interim analysis, the study was recommended to halt for futility. In June 2026, following a thorough review of the DMC’s recommendation and evaluation of the program’s path forward, our Board of Directors determined that it was in our best interest and the interest of our stockholders to terminate the HyBryte™ development program.

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

In April 2023, the United States Adopted Names (“USAN”) Council approved the use of the nonproprietary name of “hypericin sodium” for the novel active ingredient in SGX302 for the treatment of mild-to-moderate psoriasis.

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

In October 2024, the Hong Kong Patent Office granted the patent entitled "Systems and Methods for Producing Synthetic Hypericin". The newly issued patent's claims are directed to a novel, highly purified form of synthetic hypericin manufactured through a unique proprietary process. Synthetic hypericin is the active pharmaceutical ingredient in SGX302, our photodynamic therapy for the treatment of Psoriasis. This new granted patent (HK1260757) is a related patent to U.S. Pat. Nos. 10,053,413 and 10,526,268, previously issued in the U.S., and is in the same family as another patent granted in Europe. These patents are expected to expire in 2036, and form part of a larger collection of different patent families, including previously granted foreign patents covering liquid formulations and methods of use (EP Pat. No. 2,571,507) and issued U.S. patents for methods of synthesis (U.S. Pat. No. 8,629,302), as well as other granted patents throughout the world.

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

The value of ThermoVax® lies in its potential ability to eliminate the need for cold chain production, transportation, and storage. This would relieve the high costs of producing and maintaining vaccines under refrigerated conditions. Based on historical reports from WHO and other scientific reports, we believe that a meaningful proportion of vaccine doses globally are wasted due to excursions from required cold chain temperature ranges. This is due to the fact that many vaccines need to be maintained either between 2 and 8 degrees Celsius (“C”), frozen below -20 degrees C, or frozen below -60 degrees C, and even brief excursions from these temperature ranges usually necessitate the destruction of the product or the initiation of costly stability programs specific for the vaccine lots in question. ThermoVax® has the potential to facilitate easier storage and distribution of strategic national stockpile vaccines for ricin exposure in emergency settings.

ThermoVax® development was supported pursuant to a previous $9.4 million NIAID grant which enabled development of thermo-stable ricin (RiVax®) and anthrax vaccines. Proof-of-concept preclinical studies with ThermoVax® indicate that it is able to produce stable vaccine formulations using adjuvants, protein immunogens, and other components that ordinarily would not withstand long temperature variations exceeding customary refrigerated storage conditions. These studies were conducted with our Alum-adjuvanted ricin toxin vaccine, RiVax® and our Alum-adjuvanted anthrax vaccine. Each vaccine was manufactured under precise lyophilization conditions using excipients that aid in maintaining native protein structure of the key antigen. When RiVax® was kept at 40 degrees C (104 degrees Fahrenheit (“F”)) for up to one year, all of the animals vaccinated with the lyophilized RiVax® vaccine developed potent and high titer neutralizing antibodies. In contrast, animals that were vaccinated with the liquid RiVax® vaccine kept at 40 degrees C did not develop neutralizing antibodies and were not protected against ricin exposure. The ricin A chain is extremely sensitive to temperature and rapidly loses the ability to induce neutralizing antibodies when exposed to temperatures higher than 8 degrees C. When the anthrax vaccine was kept for up to 16 weeks at 70 degrees C, it was able to develop a potent antibody response, unlike the liquid formulation kept at the same temperature. Moreover, we also have demonstrated the compatibility of our thermostabilization technology with other secondary adjuvants such as TLR-4 agonists.

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

In September 2025, we announced a publication describing the extended stability of filovirus vaccines using our ThermoVax® platform. Bivalent and trivalent vaccines, constructed from antigens against EBOV, SUDV, and MARV and the CoVaccine HT™ antigen, were formulated in a single vial and subjected to long-term storage at up to 40°C (104°F). After two years of storage, all vaccines were unchanged and had equivalent potency as when initially manufactured. In collaboration with Axel Lehrer, PhD, Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, JABSOM, UH Manoa, the manuscript entitled "Thermostable Bivalent & Trivalent Filovirus Vaccines from Insect Cells: Potency Demonstrated after 3 Months and 2 Years", has been accepted for publication and is available online in Vaccine.

In May 2026, we highlighted that the recent Congo outbreak of BDBV, an Orthoebolavirus, will require new vaccine formulation efforts. In collaboration with Axel Lehrer, PhD, Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, JABSOM, UH Manoa, we have previously developed bivalent and trivalent vaccines, constructed from antigens against EBOV, SUDV, and MARV and the CoVaccine HT™ adjuvant, demonstrating thermostability, immunogenicity and durable efficacy. Previous work in Dr. Lehrer's laboratory has demonstrated platform compatibility of the key BDBV antigen enabling rapid development of a protein-based thermostable subunit vaccine.

In June 2026, we announced that the Coalition for Epidemic Preparedness Innovations (“CEPI”) has publicized a call for proposal for vaccine development for BDBV with applications due June 12, 2026. In collaboration with Axel Lehrer, PhD, Professor at the Department of Tropical Medicine, Medical Microbiology and Pharmacology, JABSOM, UH Manoa, we have previously developed bivalent and trivalent vaccines, constructed from antigens against EBOV, SUDV, and MARV and the CoVaccine HT™ adjuvant, demonstrating thermostability, immunogenicity and durable efficacy in NHPs. This work, combined with previous and ongoing work in Dr. Lehrer's laboratory that has demonstrated platform compatibility of the key BDBV antigen, will form the basis of an application to CEPI enabling rapid development of a protein-based thermostable subunit vaccine for BDBV.

As a vaccine for a neglected tropical disease, an FDA approved SUDV, MARV, BDBV or combined vaccine has the potential to qualify for a Tropical Disease Priority Review Voucher (“PRV”). PRVs are transferable and can be sold, with sales in recent years of approximately $200 million. When redeemed, PRVs entitle the user to an accelerated review period of nine months, saving a median of seven months review time as calculated in 2009. However, FDA must be advised 90 days in advance of the use of the PRV and the use of a PRV is associated with an additional user fee (approximately $2.0 million for fiscal year 2026).

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

Material Changes in Results of Operations

Three and Six Months Ended June 30, 2026 Compared to June 30, 2025

For the three months ended June 30, 2026, we had a net loss of $1,987,354 as compared to a net loss of $2,701,976 for the same prior year period, representing decreased net loss of $714,622. This decrease in net loss was primarily due to a decrease in research and development expenses associated with the terminated FLASH2 trial and related HyBryte™ development activities. For the six months ended June 30, 2026, we had a net loss of $4,812,319 as compared to a net loss of $5,653,244 for the same prior year period, representing decreased net loss of $840,925. This decrease in net loss was primarily due to a decrease in research and development expenses associated with the terminated FLASH2 trial and related HyBryte™ development activities, and the completed Phase 2 study in BD.

We had no revenue for the three and six months ended June 30, 2026 and 2025, respectively.

Research and development expenses were $974,091 for the three months ended June 30, 2026 as compared to $1,677,014 for the same period in 2025, representing a decrease of $702,923. The decrease was primarily due to decreases in costs associated with the terminated FLASH2 trial and related HyBryte™ development activities. Research and development expenses were $2,756,391 for the six months ended June 30, 2026 as compared to $3,618,694 for the same period in 2025, representing a decrease of $862,303. The decrease was primarily due to decreases in costs associated with the terminated FLASH2 trial and related HyBryte™ development activities, and the completed Phase 2 study in BD.

General and administrative expenses of $1,125,372 for the three months ended June 30, 2026, as compared to $1,086,865 for the same period in 2025, were relatively flat with a de minimis increase of $38,507. General and administrative expenses of $2,227,910 for the six months ended June 30, 2026, as compared to $2,171,693 for the same period in 2025, were relatively flat with a de minimis increase of $56,217.

Interest income, net for the three months ended June 30, 2026 was $53,598 as compared to $69,823 for the same period in 2025, representing a decrease of $16,225. The decrease is primarily associated with lower cash balances and decreasing interest rates. Interest income, net for the six months ended June 30, 2026 was $114,987 as compared to $145,851 for the same period in 2025, representing a decrease of $30,864. The decrease is primarily associated with lower cash balances and decreasing interest rates.

Financial Condition

Cash and Working Capital

As of June 30, 2026, we had cash and cash equivalents of $9,811,141 as compared to $7,936,153 as of December 31, 2025, representing an increase of $1,874,988. As of June 30, 2026, we had working capital of $6,499,947 as compared to working capital of $5,149,732 as of December 31, 2025, representing an increase of $1,350,215. The increase in cash and cash equivalents was primarily related to cash proceeds received from at-the-market (“ATM”) sales of shares of our common stock offset by issuance costs and cash used in operating activities during the six months ended June 30, 2026.

Based on our operating budget, current rate of cash outflows, and cash on hand, we believe that we have cash runway to support development activities, business operations, and meet our obligations into the second quarter of 2028. However, as of the date of this filing, we continue to explore various strategic alternatives but have not consummated any transaction or obtained any additional program assets to develop which raises substantial doubt about our ability to continue as a going concern.

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

In January 2026, we entered into the Rodman Sales Agreement (see Note 4 – Shareholders’ Equity) to sell shares of our common stock from time to time, through ATM sales. The Rodman Sales Agreement originally provided for the offer and sale of shares of common stock having aggregate potential gross proceeds of up to approximately $3.5 million.

In May 2026, we filed a prospectus supplement to increase the maximum aggregate offering amount of the shares of our common stock issuable under the Rodman Sales Agreement by an additional aggregate amount of approximately $3.0 million.

In June 2026, we filed another prospectus supplement (the “Current Prospectus Supplement”) to increase the maximum aggregate offering amount of the shares of our common stock issuable under the Rodman Sales Agreement by an additional aggregate amount of $2.5 million. As of June 30, 2026, we sold approximately $6,234,000 of shares of common stock pursuant to the Rodman Sales Agreement under prior prospectus supplements. From July 1, 2026 through July 31, 2026, we issued 128,000 shares of common stock pursuant to the Rodman Sales Agreement with a weighted average fair value of $0.40 per share. As of July 31, 2026, we have aggregate potential capacity of approximately $2.4 million remaining on our ATM facility under the Current Prospectus Supplement.

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

Nasdaq Capital Market Listing Requirements

On June 10, 2026, we received a written notice (the “Bid Price Notice”) from the Listing Qualifications department (the “Nasdaq Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market under the symbol “SNGX”, and we are currently monitoring the closing bid price of our common stock and evaluating our alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. The Bid Price Notice indicated that we will be provided 180 calendar days, or until December 7, 2026, in which to regain compliance. If at any time during this period the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide us with a written confirmation of compliance and the matter will be closed. In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, the Nasdaq Staff will provide us with written notification that our securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

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

Research and Development Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $1.6 million, all of which relates to the Specialized BioTherapeutics business segment. We do not anticipate any contract and grant reimbursements revenue in the next 12 months to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program for the six months ended June 30, 2026 and 2025:

	2026	2025
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$5,295	$63,347
SGX945 and SGX942 (Dusquetide)	(33,007)	113,663
HyBryte™ (SGX301 or synthetic hypericin)	2,593,428	3,213,012
Other	190,675	228,672
Total	$2,756,391	$3,618,694

Contractual Obligations

Licenses and Royalties

We have licensing fee commitments of approximately $146,000 as of June 30, 2026 over the next five years for several licensing agreements with partners and universities. Additionally, we are party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

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

Pursuant to an agreement with Hy Biopharma, we are obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval is attained. Such payment will be payable in our restricted securities provided such number of shares does not exceed 19.9% ownership of our outstanding stock. As of June 30, 2026, no other milestone or royalty payments have been paid or accrued.

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

As previously disclosed, Richard C. Straube, MD, retired from his employment as our Chief Medical Officer and Senior Vice President effective August 12, 2025 and entered into a one-year consulting agreement (the “Consulting Agreement”), pursuant to which Dr. Straube served as our Consulting Chief Medical Officer effective August 16, 2025. Under the Consulting Agreement, Dr. Straube served as an independent contractor and received an hourly consulting fee of $1,000 per hour for up to ten hours per month of consulting work.

On June 11, 2026, in connection with our decision to terminate the HyBryte™ development program, Dr. Straube ceased serving as our Consulting Chief Medical Officer. We have agreed that Dr. Straube will continue to be available to consult with us on an as-needed, hourly basis. In the interim, Dr. Straube’s responsibilities will be transitioned to Dr. Christopher Pullion, our Medical Director.

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

As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Risks Related to Our Securities

If we fail to meet Nasdaq's listing requirements, including the minimum bid price requirement, and the minimum stockholders’ equity requirement, we could be removed from The Nasdaq Capital Market, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market and negatively impact our ability to raise capital.

On June 10, 2026, the Company received a written notice (the “Bid Price Notice”) from the Listing Qualifications department (the “Nasdaq Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market under the symbol “SNGX”, and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. The Bid Price Notice indicated that the Company will be provided 180 calendar days, or until December 7, 2026, in which to regain compliance. If at any time during this period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company with a written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, the Nasdaq Staff will provide the Company with written notification that its securities are subject to delisting from The Nasdaq Capital Market. At that time, the Company may appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

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

Additionally, The Nasdaq Capital Market requires listed companies to satisfy at least one of three alternative financial condition standards for continued listing: (i) stockholders' equity of at least $2.5 million, (ii) market value of listed securities of at least $35 million, or (iii) net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. As of June 30, 2026, our stockholders' equity was approximately $6.6 million, and we do not currently satisfy either of the two alternative financial condition standards. Given our history of net losses and the fluctuations in our stockholders' equity—from $5.3 million at December 31, 2025 to $3.1 million at March 31, 2026 and $6.6 million at June 30, 2026—we may be unable to maintain stockholders' equity at or above the $2.5 million minimum absent a significant capital raise or other equity-positive transaction. If our stockholders' equity falls below $2.5 million and we are unable to satisfy an alternative financial condition standard, Nasdaq may notify us that we are not in compliance with its continued listing requirements. There can be no assurance that we will be able to regain compliance if we receive such a notification. If we do not meet these requirements, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Nasdaq has adopted amendments to its continued listing standards that require companies listed on The Nasdaq Global Select Market, The Nasdaq Global Market, and The Nasdaq Capital Market to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. Under the adopted rules, if a company’s MVLS remains below $5 million for a period of 30 consecutive business days, Nasdaq will issue a staff delisting determination and immediately suspend trading of the company’s securities, without providing a cure or compliance period. In addition, a timely request for a hearing before a Nasdaq Listing Qualifications Hearings Panel will not stay the suspension of trading, and the company’s securities would generally trade in the over-the-counter market pending the outcome of any appeal. The Hearings Panel’s authority to grant relief on appeal is narrower than in most other continued listing matters: the Hearings Panel may reverse a delisting determination only if it finds the determination was made in error, or may grant an exception of up to 180 days for the company to demonstrate that it satisfies Nasdaq’s initial listing requirements, which are generally more stringent than the continued listing standards from which the company fell out of compliance. The Hearings Panel does not otherwise have discretion to excuse a temporary or good-faith shortfall or to grant additional time to regain compliance with the ordinary continued listing standards, as it can for most other continued listing deficiencies. Because the Company’s market value is subject to significant fluctuation and could decline below $5 million for a sustained period, particularly during periods of adverse clinical, regulatory, or market developments, this new requirement could materially increase the risk of immediate suspension and delisting during periods of sustained market capitalization decline, which would likely have a material adverse effect on the Company’s liquidity and the market price of the Company’s common stock and its ability to raise additional capital.

If our common stock is delisted from Nasdaq, it will have material negative impact on the actual and potential liquidity of our securities, as well as material negative impact on our ability to raise future capital. If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our securities;

●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

Shareholders may suffer substantial dilution related to issued pre-funded warrants, common stock warrants, options and convertible notes.

As of July 31, 2026, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of 6,798,141 shares of our common stock at a current weighted average exercise price of $2.36;

●	options to purchase approximately 890,119 shares of our common stock at a current weighted average exercise price of $6.01; and

●	5,703,170 shares of common stock available for future issuance under our 2025 Equity Incentive Plan.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2026, we issued a vendor 4,348 shares of common stock with a fair value of $1.15 per share. Such issuances are exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The recipient is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access to information about us. The vendor represented to us that the vendor is not a “consultant” for purposes of Nasdaq Listing Rule 5635(c).

ITEM 5 – OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SOLIGENIX, INC.

August 07, 2026	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

August 07, 2026	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)