Form 10-Q
period 2026-09-30
SOLIGENIX, INC.
filed 2026-11-06
CIK 812796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2026, 23,368,754 shares of the registrant’s common stock (par value, $.001 per share) were outstanding.

SOLIGENIX, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,023,510	$7,936,153
Deferred issuance cost	6,415	18,543
Prepaid expenses and other current assets	137,663	894,311
Total current assets	9,167,588	8,849,007
Security deposit	22,777	22,777
Furniture and equipment, net	5,480	8,772
Right-of-use lease assets	269,121	354,965
Total assets	$9,464,966	$9,235,521

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,713,387	$1,115,497
Accrued expenses	1,126,004	1,981,630
Accrued compensation	96,494	488,125
Lease liabilities, current	123,866	114,023
Total current liabilities	3,059,751	3,699,275
Non-current liabilities:
Lease liabilities, net of current portion	150,054	244,121
Total liabilities	3,209,805	3,943,396

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, 350,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 125,000,000 and 75,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 23,368,754 and 10,086,130 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	23,368	10,086
Additional paid-in capital	257,166,980	250,287,382
Accumulated other comprehensive income	45,789	45,789
Accumulated deficit	(250,980,976)	(245,051,132)
Total shareholders’ equity	6,255,161	5,292,125
Total liabilities and shareholders’ equity	$9,464,966	$9,235,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Grant revenue	$—	$—	$—	$—
Total revenues	—	—	—	—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Research and development	357,012	1,583,879	3,113,403	5,202,573
General and administrative	1,018,758	996,604	3,246,668	3,168,297
Total operating expenses	1,375,770	2,580,483	6,360,071	8,370,870
Loss from operations	(1,375,770)	(2,580,483)	(6,360,071)	(8,370,870)
Other income (expense):
Foreign currency transaction loss	(319)	(2,815)	(1,767)	(11,648)
Interest income, net	78,651	52,351	193,638	198,202
Other income	—	—	—	125
Gain on extinguishment of vendor liabilities	179,913	—	238,356	—
Total other income	258,245	49,536	430,227	186,679
Net loss applicable to common stockholders	$(1,117,525)	$(2,530,947)	$(5,929,844)	$(8,184,191)
Basic and diluted net loss per share	$(0.05)	$(0.58)	$(0.37)	$(2.30)
Basic and diluted weighted average common shares outstanding	22,147,557	4,329,649	16,180,099	3,557,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2025	10,086,130	$10,086	$250,287,382	$45,789	$(245,051,132)	$5,292,125
Issuance of common stock pursuant to At Market Issuance Sales Agreement	13,269,936	13,270	6,668,717	—	—	6,681,987
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(127,923)	—	—	(127,923)
Issuance of common stock to vendors	12,688	12	14,990	—	—	15,002
Share-based compensation expense	—	—	323,814	—	—	323,814
Net loss	—	—	—	—	(5,929,844)	(5,929,844)
Balance, September 30, 2026	23,368,754	$23,368	$257,166,980	$45,789	$(250,980,976)	$6,255,161

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, December 31, 2024	2,514,499	$2,514	$238,040,520	$45,789	$(233,970,752)	$4,118,071
Issuance of common stock pursuant to At Market Issuance Sales Agreement	1,758,725	1,760	4,664,661	—	—	4,666,421
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(103,847)	—	—	(103,847)
Issuance of common stock and pre-funded warrants in connection with September 2025 public offering	4,064,080	4,064	7,494,458	—	—	7,498,522
Issuance costs associated with September 2025 public offering	—	—	(742,549)	—	—	(742,549)
Issuance of common stock to vendors	32,346	32	76,568	—	—	76,600
Issuance of common stock upon exercise of pre-funded warrants	1,491,480	1,491	—	—	—	1,491
Share-based compensation expense	—	—	267,458	—	—	267,458
Net loss	—	—	—	—	(8,184,191)	(8,184,191)
Balance, September 30, 2025	9,861,130	$9,861	$249,697,269	$45,789	$(242,154,943)	$7,597,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2026	21,637,479	$21,637	$256,441,582	$45,789	$(249,863,451)	$6,645,557
Issuance of common stock pursuant to At Market Issuance Sales Agreement	1,731,275	1,731	642,438	—	—	644,169
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(3,674)	—	—	(3,674)
Share-based compensation expense	—	—	86,634	—	—	86,634
Net loss	—	—	—	—	(1,117,525)	(1,117,525)
Balance, September 30, 2026	23,368,754	$23,368	$257,166,980	$45,789	$(250,980,976)	$6,255,161

				Accumulated
			Additional	Other
	Common Stock		Paid–In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income	Deficit	Total
Balance, June 30, 2025	3,504,950	$3,505	$241,403,653	$45,789	$(239,623,996)	$1,828,951
Issuance of common stock pursuant to At Market Issuance Sales Agreement	780,620	781	1,422,463	—	—	1,423,244
Issuance costs associated with sales of common stock pursuant to At Market Issuance Sales Agreement	—	—	(31,682)	—	—	(31,682)
Issuance of common stock and pre-funded warrants in connection with September 2025 public offering	4,064,080	4,064	7,494,458	—	—	7,498,522
Issuance costs associated with September 2025 public offering	—	—	(742,549)	—	—	(742,549)
Issuance of common stock to vendors	20,000	20	46,580	—	—	46,600
Issuance of common stock upon exercise of pre-funded warrants	1,491,480	1,491	—	—	—	1,491
Share-based compensation expense	—	—	104,346	—	—	104,346
Net loss	—	—	—	—	(2,530,947)	(2,530,947)
Balance, September 30, 2025	9,861,130	$9,861	$249,697,269	$45,789	$(242,154,943)	$7,597,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Operating activities:
Net loss	$(5,929,844)	$(8,184,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,292	2,222
Non-cash lease expense	85,844	87,152
Share-based compensation	323,814	267,458
Issuance of common stock to vendors for services	15,002	76,600
Gain on extinguishment of vendor liabilities	(238,356)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	756,648	549,691
Operating lease liability	(84,224)	(87,411)
Accounts payable and accrued expenses	(28,968)	30,653
Accrued compensation	(391,631)	(263,623)
Net cash flows from operating activities	(5,488,423)	(7,521,449)

Investing activities:
Purchases of furniture and equipment	—	(3,921)
Net cash flows from investing activities	—	(3,921)

Financing activities:
Proceeds from issuance of common stock pursuant to At Market Issuance Sales Agreement	6,681,987	4,666,421
Proceeds from issuance of common stock and pre-funded warrants	—	7,498,522
Costs associated with issuance of common stock	(106,207)	(562,370)
Proceeds from the exercise of warrants	—	1,491
Convertible debt repayments	—	(1,372,873)
Net cash flows from financing activities	6,575,780	10,231,191
Net increase in cash and cash equivalents	1,087,357	2,705,821
Cash and cash equivalents at beginning of period	7,936,153	7,819,514
Cash and cash equivalents at end of period	$9,023,510	$10,525,335
Supplemental information:
Cash paid for state income taxes	$900	$103,541
Cash paid for interest	$—	$35,044
Cash paid for lease liabilities:
Operating lease	$104,625	$104,625
Non-cash operating, investing, and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$360,604
Deferred issuance cost in accounts payable	$9,588	$180,179
Deferred issuance cost reclassified to additional paid-in capital	$127,923	$103,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

Soligenix, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Business

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included, and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company was developing HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a photodynamic therapy utilizing topical synthetic hypericin activated with visible light, for the treatment of cutaneous T-cell lymphoma (“CTCL”) in a Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). The Data Monitoring Committee (“DMC”) completed its interim efficacy analysis of the FLASH2 trial during April 2026, and under the terms of the interim analysis, the study was recommended to halt for futility. In June 2026, following a thorough review of the DMC’s recommendation and evaluation of the program’s path forward, the Company’s Board of Directors determined that it was in the best interest of the Company and its stockholders to terminate the HyBryte™ development program. The Company has undertaken an orderly wind-down of the FLASH2 trial and related HyBryte™ development activities. The Company previously estimated that it would incur approximately $70,000 in charges in connection with the wind-down, consisting primarily of clinical trial close-out costs and related expenses. The Company incurred approximately $62,000 of wind-down costs through September 30, 2026, and the wind-down was substantially completed as of the date of this report.

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development of new technological innovations, dependence on key personnel, protections of proprietary technology, compliance with U.S. Food and Drug Administration regulations, and other regulatory authorities, litigation, and product liability.

Liquidity

The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of September 30, 2026, the Company had an accumulated deficit of $250,980,976 and working capital of $6,107,837. For the nine months ended September 30, 2026, the Company incurred a net loss of $5,929,844 and used $5,488,423 of cash in operating activities. The Company expects to continue generating losses in the foreseeable future, and its liquidity needs will depend largely on budgeted operational expenditures related to the advancement of its product candidates.

Based on the Company’s operating budget, current rate of cash outflows, and cash on hand, management believes that the Company has cash runway to support development activities, business operations, and meet its obligations into the second quarter of 2028. However, as of the date of this filing, the Company continues to explore various strategic alternatives but has not consummated any transaction or obtained any additional program assets to develop, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2026, the Company sold approximately $6,234,000 of shares of common stock pursuant to the Rodman Sales Agreement under prior prospectus supplements and approximately $667,000 of shares of common stock pursuant to the Rodman Sales Agreement under the Current Prospectus Supplement for total gross sales of approximately $6,901,000. After deducting sales commissions and other fees of approximately $219,000, the Company received proceeds of approximately $6,682,000, before other offering costs. The amount by which these deductions exceed the 3% commission payable to Rodman under the Rodman Sales Agreement consists of other fees and not commissions. From October 1, 2026 through October 30, 2026, the

Company did not issue any shares of common stock pursuant to the Rodman Sales Agreement. As of October 30, 2026, the Company has aggregate potential capacity of approximately $1.8 million remaining on its ATM facility under the Current Prospectus Supplement.

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

The Company’s plans with respect to its liquidity management include, but are not limited to, the following:

●	The Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies. However, there can be no assurance that the Company will obtain additional governmental grant funding.
●	The Company will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners.
●	The Company will continue to pursue net operating loss sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program remains available and the Company remains eligible.
●	The Company plans to pursue potential partnerships for its pipeline programs, and to continue to evaluate strategic transactions, including in-licensing and acquisition opportunities. However, there can be no assurances that the Company can consummate such transactions.
●	The Company is currently evaluating additional equity/royalty/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

Business Strategy Overview

Management’s business strategy can be outlined as follows:

●	Pursue business development opportunities for pipeline programs, and continue to evaluate strategic alternatives, including partnership opportunities.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.

●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2 clinical trial, where previous studies with dusquetide in BD have validated the biologic activity in aphthous ulcers in BD.
●	Following feedback from the United Kingdom Medicines and Healthcare products Regulatory Agency that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of the Company’s heat stabilization platform technology, ThermoVax®, in combination with its programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting EBOV, Sudan virus, Bundibugyo virus, and MARV and multivalent combinations), with United States (“U.S.”) government or non-governmental organization funding support.
●	Continue to apply for additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

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

The Company did not record any impairment of long-lived assets for the three and nine months ended September 30, 2026 and 2025.

Fair Value of Financial Instruments

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2026. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

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

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable, accrued expenses, and accrued compensation approximate their fair value based on the short-term maturity of these instruments.

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

The fair value of options issued during the nine months ended September 30, 2026 and 2025 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●	a dividend yield of 0%;
●	an expected term of 6 years;
●	volatility of 137% for 2026 and 116% for 2025; and
●	risk free interest rates of 4.82% for 2026 and 4.06% for 2025.

The fair value of each option grant made during the nine months ended September 30, 2026 and 2025 was estimated on the date of each grant and recognized as share-based compensation expense ratably over the option vesting periods, which approximates the requisite service period. As of September 30, 2026, the total compensation cost for stock options not yet recognized was approximately $687,000 and will be recognized over the next three years.

No options were granted during the six months ended June 30, 2026. During the three months ended September 30, 2026, the Company granted options to purchase 315,788 shares of common stock to the board of directors at a weighted average exercise price of $0.38 per share and a weighted average grant-date fair value of $0.35 per share.

Leases

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

Extinguishment of Liabilities

The Company derecognizes all or a portion of a vendor liability when the Company has paid the creditor and been relieved of the corresponding obligation or when the creditor has released the Company from being the primary obligor for that portion of the liability. Any gains or losses resulting from the extinguishment of liabilities are included in earnings in the accompanying condensed consolidated statements of operations in the period in which the liability is extinguished.

During the nine months ended September 30, 2026, the Company entered into agreements with certain vendors to settle outstanding accounts payable balances for amounts less than the original recorded liabilities.

Pursuant to these agreements, the vendors agreed to accept negotiated settlement amounts in full satisfaction of the outstanding obligations and release the Company from any further obligations.

For the three and nine months ended September 30, 2026, the Company extinguished vendor liabilities with an aggregate carrying amount of approximately $408,000 and $558,000, respectively, for cash payments totaling approximately $228,000 and $320,000, respectively. As a result, for the three and nine months ended September 30, 2026, the Company recognized a gain on extinguishment of liabilities of approximately $180,000 and $238,000, respectively, which is included in other income in the accompanying condensed consolidated statement of operations.

Foreign Currency Transactions

The Company recognizes foreign currency-related transaction gains or losses as a component of net loss when incurred. Such transaction-related foreign currency gains or losses were de minimis for the three and nine months ended September 30, 2026 and 2025.

Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

The following table summarizes outstanding instruments which were not included in the computation of diluted EPS as to do so would have been antidilutive:

	As of September 30,
	2026	2025
Common stock purchase warrants	6,798,141	7,023,141
Stock options	1,174,700	297,097
Total	7,972,841	7,320,238

Note 3. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2026	2025
Clinical trial expenses	$898,999	$1,709,542
Other	227,005	272,088
Total	$1,126,004	$1,981,630

Note 4. Shareholders’ Equity

Common Stock

Common stock transactions for the nine months ended September 30, 2026 are as follows:

●	The Company sold 13,269,936 shares of common stock pursuant to the Rodman Sales Agreement at a weighted average price of $0.52 per share.
●	The Company issued vendors 12,688 shares of common stock with a weighted average fair value of $1.18 per share.

From October 1, 2026 through October 30, 2026, the Company did not issue any shares of common stock pursuant to the Rodman Sales Agreement. As of October 30, 2026, the Company has aggregate potential capacity of approximately $1.8 million remaining on its ATM facility under the Current Prospectus Supplement.

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

In September 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock from 75,000,000 to 125,000,000, following approval by the Company’s stockholders on September 17, 2026.

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

As of September 30, 2026, the Company sold approximately $6,234,000 of shares of common stock pursuant to the Rodman Sales Agreement under prior prospectus supplements and approximately $667,000 of shares of common stock pursuant to the Rodman Sales Agreement under the Current Prospectus Supplement for total gross sales of approximately $6,901,000. After deducting sales commissions and other fees of approximately $219,000, the Company received proceeds of approximately $6,682,000, before other offering costs. The amount by which these deductions exceed the 3% commission payable to Rodman under the Rodman Sales Agreement consists of other fees and not commissions. As of October 30, 2026, the Company has aggregate potential capacity of approximately $1.8 million remaining on its ATM facility under the Current Prospectus Supplement.

Note 5. Commitments and Contingencies

Licenses and Royalties

The Company has licensing fee commitments of approximately $146,000 as of September 30, 2026 over the next five years for several licensing agreements with partners and universities. Additionally, the Company is party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

Pursuant to an agreement with Hy Biopharma, Inc. (“Hy Biopharma”), the Company is obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval of HyBryte™ is attained. Such payment will be payable in restricted securities of the Company provided such number of shares does not exceed 19.9% ownership of the Company’s outstanding stock. Following the termination of the HyBryte™ development program in June 2026, the likelihood of this milestone being triggered has been substantially reduced; however, the obligation remains in effect. As of September 30, 2026, no other milestone or royalty payments have been paid or accrued.

Leases

Pursuant to an amendment in May 2025, the Company’s office lease has been extended through October 2028. The monthly rent is $11,625 through October 2026 and increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

As a result of the above agreements, the Company has the following contractual obligations:

	Research and
Year	Development	Leases	Total
2026	$46,000	$35,392	$81,392
2027	25,000	143,117	168,117
2028	25,000	121,416	146,416
2029	25,000	—	25,000
2030	25,000	—	25,000
Total	$146,000	$299,925	$445,925

Note 6. Operating Segments

The Company operates in two reportable segments:

●	Specialized BioTherapeutics – Focuses on developing and commercializing products for orphan diseases and areas of unmet medical need in oncology and inflammation.
●	Public Health Solutions – Concentrates on vaccines and therapeutics for biodefense and infectious diseases.

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

Segment Revenues and Loss

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended September 30, 2026:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	259,159	5,229	56,076	36,548	357,012
General and administrative	-	-	967,575	51,183	1,018,758
Adjusted loss from operations	(259,159)	(5,229)	(1,023,651)	(87,731)	(1,375,770)
Share-based compensation	35,780	-	50,854	(86,634)	-
Depreciation and amortization	658	110	329	(1,097)	-
Loss from operations	(295,597)	(5,339)	(1,074,834)	-	(1,375,770)
Other income, net	-	-	258,245	-	258,245
Net loss before income taxes	$(295,597)	$(5,339)	$(816,589)	$-	$(1,117,525)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the three months ended September 30, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	1,506,674	2,551	48,230	26,424	1,583,879
General and administrative	-	-	917,771	78,833	996,604
Adjusted loss from operations	(1,506,674)	(2,551)	(966,001)	(105,257)	(2,580,483)
Share-based compensation	25,787	-	78,559	(104,346)	-
Depreciation and amortization	546	91	274	(911)	-
Loss from operations	(1,533,007)	(2,642)	(1,044,834)	-	(2,580,483)
Other income, net	-	-	49,536	-	49,536
Net loss before income taxes	$(1,533,007)	$(2,642)	$(995,298)	$-	$(2,530,947)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the nine months ended September 30, 2026:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	2,735,870	10,524	245,216	121,793	3,113,403
General and administrative	-	-	3,041,355	205,313	3,246,668
Adjusted loss from operations	(2,735,870)	(10,524)	(3,286,571)	(327,106)	(6,360,071)
Share-based compensation	119,489	-	204,325	(323,814)	-
Depreciation and amortization	1,975	329	988	(3,292)	-
Loss from operations	(2,857,334)	(10,853)	(3,491,884)	-	(6,360,071)
Other income, net	-	-	430,227	-	430,227
Net loss before income taxes	$(2,857,334)	$(10,853)	$(3,061,657)	$-	$(5,929,844)

The following table presents the revenues, significant expenses, and operating results of the Company's reportable segments for the nine months ended September 30, 2025:

	Specialized BioTherapeutics	Public Health Solutions	Corporate	Adjustments	Consolidated
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Significant expenses:
Research and development	4,780,375	64,218	275,984	81,996	5,202,573
General and administrative	-	-	2,980,613	187,684	3,168,297
Adjusted loss from operations	(4,780,375)	(64,218)	(3,256,597)	(269,680)	(8,370,870)
Share-based compensation	78,762	1,679	187,017	(267,458)	-
Depreciation and amortization	1,333	222	667	(2,222)	-
Loss from operations	(4,860,470)	(66,119)	(3,444,281)	-	(8,370,870)
Other income, net	-	-	186,679	-	186,679
Net loss before income taxes	$(4,860,470)	$(66,119)	$(3,257,602)	$-	$(8,184,191)

Reconciliation to Consolidated Loss Before Income Taxes

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the three months ended September 30:

	2026	2025
Loss from operations - reportable segments	$(300,936)	$(1,535,649)
Loss from operations - corporate	(1,074,834)	(1,044,834)
Interest income, net	78,651	52,351
Other income (expense), net	179,594	(2,815)
Net loss before income taxes	$(1,117,525)	$(2,530,947)

The following table provides a reconciliation of total segment loss to consolidated loss before income taxes for the nine months ended September 30:

	2026	2025
Loss from operations - reportable segments	$(2,868,187)	$(4,926,589)
Loss from operations - corporate	(3,491,884)	(3,444,281)
Interest income, net	193,638	198,202
Other income (expense), net	236,589	(11,523)
Net loss before income taxes	$(5,929,844)	$(8,184,191)

Segment Assets

The Company’s total assets by segment as of September 30, 2026, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$33,620	$1,827	$35,447	$9,429,519	$9,464,966

The Company’s total assets by segment as of December 31, 2025, are presented below:

	Specialized BioTherapeutics	Public Health Solutions	Total Segments	Corporate	Consolidated
Total assets	$77,872	$2,924	$80,796	$9,154,725	$9,235,521

Significant Expense Categories Considered by CODM

The CODM regularly reviews the following significant expense categories when assessing segment performance and resource allocation:

●	Government Grant and Contract Funding – Although not an expense category, the CODM considers the availability of government grant and contract funding when assessing segment performance. Both the Specialized BioTherapeutics and Public Health Solutions segments apply for and receive government grants and contracts. However, Public Health Solutions is exclusively funded by government sources, whereas Specialized BioTherapeutics utilizes a mix of government funding and shareholder investment.
●	Research & Development – Includes expenses for clinical trials, regulatory compliance, and R&D-related payroll.
●	General & Administrative – Comprises salaries, professional fees, and facility costs.
●	Share-Based Compensation – Represents non-cash stock option and restricted stock unit expenses.
●	Depreciation & Amortization – Costs related to the use of tangible and intangible assets.
●	Other Income/Expenses – Includes interest income and one-time gains/losses.

CODM and Use of Multiple Measures of Segment Profit/Loss

The Company's CODM primarily evaluates segment performance based on four key financial measures:

●	Advancement of Specialized BioTherapeutics Through a Combination of Funding Sources – Assesses the effectiveness of shareholder investment and government grants in progressing product development.
●	Ability to Secure Government Grants and Contracts (Public Health Solutions Only) – Determines segment sustainability and funding for shared resources.
●	Adjusted Loss from Operations – Excludes non-cash share-based compensation and depreciation/amortization expenses for a clearer picture of operating performance.
●	Net Loss Before Income Taxes – Incorporates all expenses, including non-cash charges and other income/expenses, for a comprehensive profitability analysis.

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

We were developing HyBryte™ (a proposed proprietary name of SGX301 or synthetic hypericin sodium), a photodynamic therapy (“PDT”) utilizing topical synthetic hypericin activated with visible light, for the treatment of cutaneous T-cell lymphoma (“CTCL”) in a Phase 3 study called “FLASH2” (Fluorescent Light Activated Synthetic Hypericin 2). The Data Monitoring Committee (“DMC”) completed its interim efficacy analysis of the FLASH2 trial during April 2026, and under the terms of the interim analysis, the study was recommended to halt for futility. In June 2026, following a thorough review of the DMC’s recommendation and evaluation of the program’s path forward, our Board of Directors determined that it was in our best interest and the interest of our stockholders to terminate the HyBryte™ development program, and we have undertaken an orderly wind-down of the FLASH2 trial and related activities.

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

Business Strategy Overview

An outline of our business strategy follows:

●	Pursue business development opportunities for pipeline programs, and continue to evaluate strategic alternatives, including partnership opportunities.
●	Acquire or in-license new clinical-stage compounds for development, as well as evaluate new indications with existing pipeline compounds for development.
●	Expand development of synthetic hypericin under the research name SGX302 into psoriasis with the conduct of a Phase 2a clinical trial, following positive proof-of-concept demonstrated in a small Phase 1/2 pilot study in mild-to-moderate psoriasis patients.
●	Expand development of dusquetide under the research name SGX945 into BD by conducting a Phase 2 clinical trial, where previous studies with dusquetide in BD have validated the biologic activity in aphthous ulcers in BD.
●	Following feedback from the United Kingdom (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”) that a second Phase 3 clinical trial of SGX942 (dusquetide) in the treatment of oral mucositis would be required to support a marketing authorization, design a second study and attempt to identify a potential partner(s) to continue this development program.
●	Continue development of our heat stabilization platform technology, ThermoVax®, in combination with programs for RiVax® (ricin toxin vaccine), and filovirus vaccines (targeting EBOV, Sudan virus (“SUDV”), Bundibugyo virus (“BDBV”), and MARV and multivalent combinations), with U.S. government and non-governmental organization funding support.
●	Continue to apply for and secure additional government funding for each of our Specialized BioTherapeutics and Public Health Solutions programs through grants, contracts and/or procurements.

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

Public Health Solutions†

Soligenix Product Candidate	Indication	Stage of Development
ThermoVax®	Thermostability of vaccines for Ricin toxin, EBOV, SUDV, BDBV, and MARV	Pre-clinical

RiVax®	Vaccine against Ricin Toxin Poisoning	Phase 1a, 1b, and 1c trials completed, safety and neutralizing antibodies for protection demonstrated

†	Contingent upon continued government contract/grant funding or other funding source.

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

In April 2023, the United States Adopted Names Council approved the use of the nonproprietary name of “hypericin sodium” for the novel active ingredient in SGX302 for the treatment of mild-to-moderate psoriasis.

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

Dusquetide has demonstrated efficacy in numerous animal disease models including mucositis, oncology, colitis, skin infection and other bacterial infections and has been evaluated in a double-blind, placebo-controlled Phase 1 clinical trial in 84 healthy volunteers with both single ascending dose and multiple ascending dose components. Dusquetide was shown to have a good safety profile and be well-tolerated in all dose groups when administered by IV over 7 days and was consistent with safety results seen in pre-clinical studies. We believe that market opportunities for dusquetide include, but are not limited to, oral and gastrointestinal mucositis, oncology (e.g., breast cancer), acute Gram-positive bacterial infections (e.g., methicillin resistant Staphylococcus aureus), acute Gram-negative infections (e.g., acinetobacter, melioidosis), and acute radiation syndrome.

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

Following analysis of the full dataset, including the 12-month long-term follow-up safety data in late 2021, we held a meeting with the MHRA to review the study results and to obtain further clarity on the future of the oral mucositis development program. The meeting was informative with the outcome being that based on the SGX942 biologic activity observed and the consistency in response between the Phase 2 and Phase 3 trials, the Phase 3 DOM-INNATE study could serve as the first of two Phase 3 studies required to support potential marketing authorization, assuming the second Phase 3 clinical trial achieves the required level of statistical significance in its primary endpoint. With the benefit of a robust preclinical and clinical data package for SGX942, we will consider designing a second Phase 3 study and will look to identify a potential partner(s) to continue this development program.

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

In March 2020, we entered into a research collaboration with Axel Lehrer, PhD of the Department of Tropical Medicine, Medical Microbiology and Pharmacology, JABSOM, UH Manoa to further expand the filovirus collaboration to investigation of potential coronavirus vaccines, including for SARS-CoV2 (causing COVID-19). This research collaboration will utilize the technology platform developed in the search for filovirus vaccines and will use well-defined surface glycoprotein(s) from one or more coronaviruses, which are expected to be protective for COVID-19.

During April 2020, we obtained an exclusive worldwide license for CoVaccine HT™, a novel vaccine adjuvant, from SERB Pharmaceuticals (formerly BTG Specialty Pharmaceuticals, a division of Boston Scientific Corporation) (“SERB”), for the fields of coronavirus infection (including SARS-CoV2, the cause of COVID-19), and pandemic flu. CoVaccine HT™ is a novel adjuvant, which has been shown to enhance both cell-mediated and antibody-mediated immunity. We and our collaborators, including UH Manoa and Dr. Axel Lehrer, have successfully demonstrated the utility of CoVaccine HT™ in the development of our heat stable filovirus vaccine program, with vaccine candidates against EBOV and MARV disease. Given this previous success, CoVaccine HT™ will potentially be an important component of our vaccine technology platform currently being assessed for use against coronaviruses including SARS-CoV2, the cause of COVID-19. The license agreement was executed between us and SERB, which owns the CoVaccine HT™ intellectual property.

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

As a vaccine for a neglected tropical disease, an FDA approved SUDV, MARV, BDBV or combined vaccine has the potential to qualify for a tropical disease PRV.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon the accompanying condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are described in more detail in the notes to our financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Research and Development Accruals

We record accruals for clinical trial and other research and development costs based on estimates of services received and efforts expended under contracts with contract research organizations, clinical sites and other vendors, using information such as patient enrollment, site activity and vendor reports. If actual costs differ from our estimates, we adjust the accruals in the period in which the differences become known, including for wind-down costs associated with the terminated FLASH2 trial.

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 2026 Compared to September 30, 2025

For the three months ended September 30, 2026, we had a net loss of $1,117,525 as compared to a net loss of $2,530,947 for the same prior year period, representing decreased net loss of $1,413,422. This decrease in net loss was primarily due to a decrease in research and development expenses associated with the terminated FLASH2 trial and related HyBryte™ development activities and a gain on extinguishment of vendor liabilities. For the nine months ended September 30, 2026, we had a net loss of $5,929,844 as compared to a net loss of $8,184,191 for the same prior year period, representing decreased net loss of $2,254,347. This decrease in net loss was primarily due to a decrease in research and development expenses associated with the terminated FLASH2 trial and related HyBryte™ development activities, the completed Phase 2 study in BD, and a gain on extinguishment of vendor liabilities.

We had no revenue for the three and nine months ended September 30, 2026 and 2025, respectively.

Research and development expenses were $357,012 for the three months ended September 30, 2026 as compared to $1,583,879 for the same period in 2025, representing a decrease of $1,226,867. The decrease was primarily due to decreases in costs associated with the terminated FLASH2 trial and related HyBryte™ development activities. Research and development expenses were $3,113,403 for the nine months ended September 30, 2026 as compared to $5,202,573 for the same period in 2025, representing a decrease of $2,089,170. The decrease was primarily due to decreases in costs associated with the terminated FLASH2 trial and related HyBryte™ development activities, and the completed Phase 2 study in BD.

General and administrative expenses of $1,018,758 for the three months ended September 30, 2026, as compared to $996,604 for the same period in 2025, were relatively flat with a de minimis increase of $22,154. General and administrative expenses of $3,246,668 for the nine months ended September 30, 2026, as compared to $3,168,297 for the same period in 2025, were relatively flat with a de minimis increase of $78,371.

Interest income, net for the three months ended September 30, 2026 was $78,651 as compared to $52,351 for the same period in 2025, representing an increase of $26,300. The increase is attributed to higher cash balances during the three months ended September 30, 2026. Interest income, net of $193,638 for the nine months ended September 30, 2026, as compared to $198,202 for the same period in 2025, was relatively flat with a de minimis decrease of $4,564 attributable to decreasing interest rates.

We recognized a gain on extinguishment of vendor liabilities of $179,913 and $238,356 for the three and nine months ended September 30, 2026, respectively, resulting from the settlement of vendor liabilities for less than their carrying amounts.

Financial Condition

Cash and Working Capital

As of September 30, 2026, we had cash and cash equivalents of $9,023,510 as compared to $7,936,153 as of December 31, 2025, representing an increase of $1,087,357. As of September 30, 2026, we had working capital of $6,107,837 as compared to working capital of $5,149,732 as of December 31, 2025, representing an increase of $958,105. The increase in cash and cash equivalents was primarily related to cash proceeds received from at-the-market (“ATM”) sales of shares of our common stock offset by issuance costs and cash used in operating activities during the nine months ended September 30, 2026.

Based on our operating budget, current rate of cash outflows, and cash on hand, we believe that we have cash runway to support development activities, business operations, and meet our obligations into the second quarter of 2028. However, as of the date of this filing, we continue to explore various strategic alternatives but have not consummated any transaction or obtained any additional program assets to develop, which raises substantial doubt about our ability to continue as a going concern.

To mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, our plans include securing:

●	additional capital, potentially through a combination of public or private equity offerings and strategic transactions, including potential alliances and drug product collaborations;
●	additional proceeds from government contract and grant programs; and

●	additional proceeds from ATM sales of shares of our common stock under the Rodman Sales Agreement with Rodman.

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

As of September 30, 2026, we sold approximately $6,234,000 of shares of common stock pursuant to the Rodman Sales Agreement under prior prospectus supplements and approximately $667,000 of shares of common stock pursuant to the Rodman Sales Agreement under the Current Prospectus Supplement for total gross sales of approximately $6,901,000. After deducting sales commissions and other fees of approximately $219,000, we received proceeds of approximately $6,682,000, before other offering costs. The amount by which these deductions exceed the 3% commission payable to Rodman under the Rodman Sales Agreement consists of other fees and not commissions. From October 1, 2026 through October 30, 2026, we did not issue any shares of common stock pursuant to the Rodman Sales Agreement. As of October 30, 2026, we have aggregate potential capacity of approximately $1.8 million remaining on our ATM facility under the Current Prospectus Supplement.

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

Our plans with respect to our liquidity management include, but are not limited to, the following:

●	We plan to submit additional contract and grant applications for further support of our programs with various funding agencies. However, there can be no assurance that we will obtain additional governmental grant funding.
●	We will continue to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners.
●	We will continue to pursue net operating loss sales in the state of New Jersey pursuant to its Technology Business Tax Certificate Transfer Program, if the program remains available and we remain eligible.
●	We plan to pursue potential partnerships for our pipeline programs, and to continue to evaluate strategic transactions, including in-licensing and acquisition opportunities. However, there can be no assurances that we can consummate such transactions.
●	We are currently evaluating additional equity/royalty/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that we can consummate such a transaction, or consummate a transaction at favorable pricing.

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

At our 2026 Annual Meeting of Stockholders, our stockholders approved the grant to our Board of Directors of discretionary authority to implement a reverse stock split of our outstanding common stock at a ratio in the range of 1-for-2 to 1-for-20, which authority may be used to regain compliance with the minimum bid price requirement if the Board determines it to be in the best interests of the Company and its stockholders.

We intend to seek an additional 180-day compliance period if our common stock does not regain compliance with the minimum bid price requirement.

Research and Development Expenditures

Under our budget and based upon our existing product development agreements and license agreements, we expect our total research and development expenditures for the next 12 months to be approximately $1.6 million, the substantial majority of which relates to the Specialized BioTherapeutics business segment. We do not anticipate any contract and grant reimbursements revenue in the next 12 months to offset research and development expenses in the Specialized BioTherapeutics business segment.

The table below details our costs for research and development by program for the nine months ended September 30, 2026 and 2025:

	2026	2025
Research & Development Expenses
RiVax® and ThermoVax® Vaccines	$10,525	$65,897
SGX945 and SGX942 (Dusquetide)	(69,997)	44,806
HyBryte™ (SGX301 or synthetic hypericin)	2,925,355	4,814,331
Other	247,520	277,539
Total	$3,113,403	$5,202,573

Contractual Obligations

Licenses and Royalties

We have licensing fee commitments of approximately $146,000 as of September 30, 2026 over the next five years for several licensing agreements with partners and universities. Additionally, we are party to other agreements which include cash milestone payments, royalties and other fees payable, which are all contingent upon clinical or commercialization success. There can be no assurance that clinical or commercialization success will occur.

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

Pursuant to an agreement with Hy Biopharma, we are obligated to pay Hy Biopharma a success-oriented milestone of $5 million in the event FDA approval of HyBryte™ is attained. Such payment will be payable in our restricted securities provided such number of shares does not exceed 19.9% ownership of our outstanding stock. Following the termination of the HyBryte™ development program in June 2026, the likelihood of this milestone being triggered has been substantially reduced; however, the obligation remains in effect. As of September 30, 2026, no other milestone or royalty payments have been paid or accrued.

Leases

Pursuant to an amendment in May 2025, our office lease has been extended through October 2028. The monthly rent is $11,625 through October 2026 and increases to $11,883 in November 2026 and to $12,142 in November 2027 where it remains until expiration.

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

As previously disclosed, Richard C. Straube, MD, retired from his employment as our Chief Medical Officer and Senior Vice President effective August 12, 2025 and entered into a one-year consulting agreement (the “Straube Consulting Agreement”), pursuant to which Dr. Straube served as our Consulting Chief Medical Officer effective August 16, 2025. Under the Straube Consulting Agreement, Dr. Straube served as an independent contractor and received an hourly consulting fee of $1,000 per hour for up to ten hours per month of consulting work.

On June 11, 2026, in connection with our decision to terminate the HyBryte™ development program, Dr. Straube ceased serving as our Consulting Chief Medical Officer, and his responsibilities were transitioned on an interim basis to Dr. Christopher Pullion, our Medical Director.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Other than as set forth below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our periodic reports on Form 10-Q and Form 8-K.

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

Additionally, The Nasdaq Capital Market requires listed companies to satisfy at least one of three alternative financial condition standards for continued listing: (i) stockholders' equity of at least $2.5 million, (ii) market value of listed securities of at least $35 million, or (iii) net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three fiscal years. As of September 30, 2026, our stockholders' equity was approximately $6.3 million, and we do not currently satisfy either of the two alternative financial condition standards. Given our history of net losses and the fluctuations in our stockholders' equity—from $5.3 million at December 31, 2025 to $3.1 million at March 31, 2026, $6.6 million at June 30, 2026, and $6.3 million at September 30, 2026—we may be unable to maintain stockholders' equity at or above the $2.5 million minimum absent a significant capital raise or other equity-positive transaction. If our stockholders' equity falls below $2.5 million and we are unable to satisfy an alternative financial condition standard, Nasdaq may notify us that we are not in compliance with its continued listing requirements. There can be no assurance that we will be able to regain compliance if we receive such a notification. If we do not meet these requirements, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

On July 22, 2026, the U.S. Securities and Exchange Commission (the “SEC”) approved amendments to Nasdaq’s continued listing standards that would require companies listed on The Nasdaq Global Select Market, The Nasdaq Global Market, and The Nasdaq Capital Market to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million (the “MVLS Rule”). Under the MVLS Rule, if a company’s MVLS remains below $5 million for a period of 30 consecutive business days, Nasdaq will issue a staff delisting determination and immediately suspend trading of the company’s securities, without providing a cure or compliance period. In addition, a timely request for a hearing before a Nasdaq Listing Qualifications Hearings Panel will not stay the suspension of trading, and the company’s securities would generally trade in the over-the-counter market pending the outcome of any appeal. The Hearings Panel’s authority to grant relief on appeal is narrower than in most other continued listing matters: the Hearings Panel may reverse a delisting determination only if it finds the determination was made in error, or may grant an exception of up to 180 days for the company to demonstrate that it satisfies Nasdaq’s initial listing requirements, which are generally more stringent than the continued listing standards from which the company fell out of compliance. The Hearings Panel does not otherwise have discretion to excuse a temporary or good-faith shortfall or to grant additional time to regain compliance with the ordinary continued listing standards, as it can for most other continued listing deficiencies. Because the Company’s market value is subject to significant fluctuation and could decline below $5 million for a sustained period, particularly during periods of adverse clinical, regulatory, or market developments, the MVLS Rule, if it becomes operative, could materially increase the risk of immediate suspension and delisting during periods of sustained market capitalization decline, which would likely have a material adverse effect on the Company’s liquidity and the market price of the Company’s common stock and its ability to raise additional capital.

The SEC subsequently received notices of intention to petition for review of the MVLS Rule, which automatically stayed the MVLS Rule effective July 29, 2026. On September 11, 2026, the SEC granted the petitions for review and continued the stay pending further order. On September 25, 2026, Nasdaq filed a proposed rule change, notice of which the SEC published on October 5, 2026, providing that the MVLS Rule will become operative only upon termination of the stay and that the 30-consecutive-business-day measuring period will begin on the business day immediately following termination of the stay. Nasdaq’s proposed rule change was designated as immediately effective, but the SEC may summarily suspend it within 60 days of its filing. As of the date of this report, the stay remains in effect and the MVLS Rule is not operative. There can be no assurance as to whether or when the stay will be lifted, whether the MVLS Rule will become operative in its current or a modified form, or whether the SEC will suspend Nasdaq’s proposed rule change.

If our common stock is delisted from Nasdaq, it will have material negative impact on the actual and potential liquidity of our securities, as well as material negative impact on our ability to raise future capital. If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our securities;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock.

Shareholders may suffer substantial dilution related to outstanding common stock warrants and, options.

As of October 30, 2026, we had a number of agreements or obligations that may result in dilution to investors. These include:

●	common stock warrants to purchase a total of 6,798,141 shares of our common stock at a current weighted average exercise price of $2.36;

●	options to purchase approximately 1,163,734 shares of our common stock at a current weighted average exercise price of $1.94; and

●	5,414,382 shares of common stock available for future issuance under our 2025 Equity Incentive Plan.

We have granted, and expect to grant in the future, options to purchase shares of our common stock to our directors, employees and consultants under our 2025 Equity Incentive Plan. To the extent that common stock warrants or options are exercised, our stockholders will experience dilution and our stock price may decrease.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the three months ended September 30, 2026.

ITEM 5 – OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Soligenix, Inc., dated September 17, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2026).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) (under Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIGENIX, INC.

November 6, 2026	By	/s/ Christopher J. Schaber
Christopher J. Schaber, PhD
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2026	By	/s/ Jonathan Guarino
Jonathan Guarino
Chief Financial Officer, Senior Vice President,
and Corporate Secretary
(Principal Financial and Accounting Officer)